Form 10-K
period 2008-12-31
General Maritime Corp / MI
filed 2009-03-02
CIK 1443799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to

Commission file number 001-34228

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	66-0716485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, New York, New York	10171
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212) 763-5600

Securities of the Registrant registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, par value $.01 per share

Name of Each Exchange on Which Registered

New York Stock Exchange

Securities of the Registrant registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant’s predecessor, General Maritime Corporation (renamed General Maritime Subsidiary Corporation), held by non-affiliates of the registrant’s predecessor as of June 30, 2008 was approximately $693.7 million, based on the closing price of $19.39 per share.

The number of shares outstanding of the registrant’s common stock as of February 22, 2009 was 57,850,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services.  As of March 2, 2009 our fleet consists of 31 wholly owned vessels, consisting of 12 Aframax vessels, 11 Suezmax vessels (together with our 12 Aframax vessels, the “General Maritime Subsidiary Vessels”), two Very Large Crude Carriers (“VLCCs”), two Panamax vessels and four product carriers.  These vessels have a total of 3.9 million dwt, all of which is double-hulled. Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.  We acquired our two VLCCs, two Panamax vessels and four product carriers (the “Arlington Vessels”) in a combination with Arlington Tankers Ltd.  (“Arlington”) described below.

On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington, Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Combination”).  As a result of the Arlington Combination, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company and General Maritime Subsidiary changed its name to General Maritime Subsidiary Corporation.  In addition, upon the consummation of the Arlington Combination, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing.  The Arlington Combination is accounted for as an acquisition by General Maritime Subsidiary of Arlington.  Therefore, the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements, unless otherwise noted,  reflect the results of operations of General Maritime Subsidiary for the years ended December 31, 2007 and 2006 and the financial position of General Maritime Subsidiary as of December 31, 2007.  The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Combination, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted.  Arlington’s results have been included in the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Arlington Transaction” in Note 2 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

The majority of our vessels currently operate in the Atlantic, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea.  Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world.  We have focused our operations in the Atlantic because we believe that these stringent operating and safety standards give us a potential competitive advantage.  We have established a niche in the region due to our high quality vessels, all of which are double-hulled, our commitment to safety and our many years of experience in the industry.  Although the majority of our vessels operate in the Atlantic, we also currently operate vessels in the Black Sea and in other regions, which we believe enables us both to take advantage of market opportunities and to position our vessels in anticipation of drydockings.  Our customers include most of the major international oil companies and vessel owners such as Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Exxon Mobil Corporation, Hess Corporation, Lukoil Oil Company, Stena AB (including its majority owned subsidiaries) and Sun International Ltd.

We actively manage the deployment of our vessels between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years.  We continuously and actively monitor market conditions in an effort to take advantage of changes in charter rates and to maximize our long-term cash flow by changing this chartering deployment profile.  We design our fleet deployment to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market.

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $271.7 million in 2008.  Net voyage revenues increased by $54.8 million, or 25.3%, to $271.7 million for the year ended December 31, 2008 compared to $216.9 million for the year ended December 31, 2007 primarily due to the larger size of our fleet.  Between March 2006 and February 2008 General Maritime Subsidiary took delivery of four newly constructed Suezmax vessels.  During the fourth quarter of 2008, General Maritime Subsidiary took delivery of two Aframax vessels.  During December 2008, pursuant to the Arlington Combination, we acquired the Arlington Vessels.  As a result, we believe that our fleet profile has become more attractive to our customers.  We have also generated additional capital which we have used to repay indebtedness and pay dividends and which we may use to support potential future growth or other transactions that we believe would create value for our shareholders.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.generalmaritimecorp.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  To view the reports, access www.generalmaritimecorp.com, click on Press Releases, and then SEC Filings.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
General Maritime Corporation
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow.  Our strategic initiatives include:

•                  Managing Environmentally Safe, Yet Cost Efficient Operations.  We aggressively manage our operating and maintenance costs.  At the same time, our fleet has an excellent safety and environmental record that we maintain through acquisitions of high-quality vessels and regular maintenance and inspection of our fleet.  We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international environmental and safety regulations.  Our in-house safety staff oversees many of these services.  We believe the age and quality of the vessels in our fleet, coupled with our excellent safety and environmental record, position us favorably within the sector with our customers and for future business opportunities.

•                  Balancing Vessel Deployment to Maximize Fleet Utilization and Cash Flows.  We actively manage the deployment of our fleet between time charters and spot market voyage charters.  Our vessel deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market.  Our goal is to be the first choice of our customers for the transportation of crude oil and refined petroleum products.  We constantly monitor the market and seek to anticipate our customers’ transportation needs and to respond quickly when we recognize attractive chartering opportunities.

•                  Growing and Managing the Profile of Our Fleet.  We have been an industry consolidator focused on opportunistically acquiring high-quality mid-sized vessels or newbuilding contracts for such vessels.  We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities.  We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable to generate return on invested capital, to adjust the profile of our fleet to fit customer demands such as preference for double-hull vessels and to generate capital for potential value enhancing investments in the future.

•                  Maintaining a Prudent Capital Structure.  We are committed to maintaining prudent financial policies aimed at preserving financial stability and appropriate leverage and increasing long-term cash flow.  As of December 31, 2008, our debt to capitalization ratio was 68.5%,  As of December 31, 2008 we had the ability to draw down an additional $133.0 million on our 2005 Credit Facility.

OUR FLEET

Our current fleet consists of 31 vessels and is comprised of 12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four product carriers.  The following chart provides information regarding our 31 vessels.

Vessel	Yard	Year Built	Year Aquired	DWT	Employment Status	Flag	Sister ships (3)

OUR CURRENT FLEET

AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	Spot	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	TC	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	TC	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Revenge (1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Constantine (1)	S. Kurushima	1992	1998	102,335	Spot	Liberia	C
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	Spot	Marshall Islands	C
Genmar Princess (1)	Sumitomo	1991	2003	96,648	TC	Liberia	D
Genmar Progress (1)	Sumitomo	1991	2003	96,765	Spot	Liberia	D
Genmar Elektra	Tsuneishi	2002	2008	106,548	Spot	Marshall Islands	E
Genmar Daphne	Tsuneishi	2002	2008	106,560	Spot	Marshall Islands	E

				1,207,708
SUEZMAX TANKERS
Genmar George T (1)	TSU	2007	2007	149,847	TC	Marshall Islands	F
Genmar St. Nikolas (1)	TSU	2008	2008	149,876	TC	Marshall Islands	F
Genmar Kara G (1)	TSU	2007	2007	150,296	TC	Liberia	G
Genmar Harriet G (1)	TSU	2006	2006	150,205	TC	Liberia	G
Genmar Orion (1)	Samsung	2002	2003	159,992	TC	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	TC	Marshall Islands	H
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	TC	Marshall Islands	H
Genmar Hope (1)	Daewoo	1999	2003	153,919	TC	Marshall Islands	I
Genmar Horn (1)	Daewoo	1999	2003	159,475	TC	Marshall Islands	I
Genmar Phoenix (1)	Halla	1999	2003	149,999	TC	Marshall Islands
Genmar Gulf (1)	Daewoo	1991	2003	149,803	Spot	Marshall Islands

				1,691,481
V-MAX VLCC
Stena Victory (2)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	TC	Bermuda	J
Stena Vision (2)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	TC	Bermuda	J

				628,000
PANAMAX
Stena Compatriot (2)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	K
Stena Companion (2)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	K

				145,500
HANDYMAX
Stena Concord (2)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	L
Stena Consul (2)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	L
Stena Concept (2)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Bermuda	L
Stena Contest (2)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Bermuda	L

				189,600

TC = Long Term Time Chartered

(1)                                  Vessel is collateral for our 2005 Credit Facility.

(2)                                  Vessel is collateral for our RBS Facility.

(3)                                  Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

During April 2004 and July 2004, we acquired nine vessels, consisting of three Aframax vessels, two Suezmax vessels and four Suezmax newbuilding contracts, and a technical management company from Soponata SA, an unaffiliated entity, for an aggregate purchase price of $248.1 million in cash.  These four newbuilding Suezmax vessels were delivered between March 2006 and February 2008.  The acquisitions were financed through the use of cash and borrowings under our revolving credit facilities.

During December 2008, pursuant to the Arlington Combination, we acquired two VLCCs, two Panamax vessels and four product carriers along with Arlington’s other assets and liabilities in exchange for 15.5 million shares of our common stock.

All of our vessels in our current fleet are double-hull.

Commercial management for our vessels is provided through our wholly-owned subsidiary, General Maritime Management LLC.

FLEET DEPLOYMENT

We strive to optimize the financial performance of our fleet by deploying our vessels on time charters and in the spot market.  We believe that our fleet deployment strategy provides us with the ability to benefit from increases in tanker rates while at the same time maintaining a measure of stability through cycles in the industry.  The following table details the percentage of our fleet operating on time charters and in the spot market during the past three years.

	TIME CHARTER VS.SPOT MIX (as % of operating days) YEAR ENDED DECEMBER 31,
	2008	2007	2006
Percent in Time Charter Days	74.9%	70.3%	32.3%
Percent in Spot Days	25.1%	29.7%	67.7%
Total Vessel Operating Days	7,568	6,599	7,121

Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for a single voyage that may last up to several weeks.  Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows.  Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet.

OUR CHARTERS

Our current fleet of 31 vessels has 23 vessels on time charter contracts expiring on dates between July 2009 and July 2011 shown as follows:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Agamemnon	Aframax	July 04, 2009		$36,750
Genmar Argus	Suezmax	November 5, 2009		$38,500
Genmar Defiance	Aframax	December 24, 2009		$29,500
Genmar George T.	Suezmax	August 27, 2010		$39,000
Genmar Harriet G.	Suezmax	June 1, 2010		$38,000
Genmar Hope	Suezmax	August 11, 2009		$36,500
Genmar Horn	Suezmax	November 22, 2009		$38,500
Genmar Kara G.	Suezmax	June 1, 2010		$38,000
Genmar Minotaur	Aframax	November 30, 2009		$25,000
Genmar Orion	Suezmax	June 1, 2010		$38,000
Genmar Phoenix	Suezmax	October 31, 2009		$38,500
Genmar Princess	Aframax	October 23, 2009		$27,750
Genmar Spyridon	Suezmax	October 12, 2009		$38,500
Genmar St. Nikolas	Suezmax	February 6, 2011		$39,000
Genmar Strength	Aframax	September 20, 2009		$39,000
Stena Companion	Panamax	November 10, 2009	(2)	$18,639	(3)
Stena Compatriot	Panamax	November 10, 2010	(2)	$18,639	(3)
Stena Concept	Handymax	July 4, 2011	(2)	$20,335	(5)
Stena Concord	Handymax	November 10, 2009	(2)	$16,642	(4)
Stena Consul	Handymax	November 10, 2010	(2)	$16,642	(4)
Stena Contest	Handymax	July 4, 2011	(2)	$20,335	(5)
Stena Vision	VLCC	November 10, 2009	(2)	$37,316
Stena Victory	VLCC	November 10, 2009	(2)	$37,316

(1)                    Before brokers’ commissions.

(2)                    Charter end date excludes periods that are at the option of the charterer.  See below for descriptions of these option periods.

(3)                    Rate increases to $18,989 per day commencing November 11, 2009.

(4)                    Rate increases to $16,964 per day commencing November 11, 2009.

(5)                    Rate adjusts as follows: $17,942 per day from January 5, 2009 through January 4, 2010, $18,264 per day from January 5, 2010 through January 4, 2011 and $18,603 per day from January 5, 2011 through July 4, 2011.

Our time charters on our General Maritime Subsidiary Vessels are for fixed rates per day with no additional hire earned.

Our time charters on our Arlington Vessels are for fixed rates per day and also have the potential to earn additional hire.  Under these charters, we are required to keep the vessels seaworthy, and to crew and maintain them.  Northern Marine performs those duties for us under the ship management agreements described below.  If a structural change or new equipment is required due to changes in law, classification society or regulatory requirements, the charterers will be required to pay for such changes if the cost is less than $100,000 per year per vessel. Otherwise the cost of any such improvement or change will be shared between us and the charterer of the vessel based on the remaining charter period and the remaining depreciation period of the vessel.  The charterers are not obligated to pay us charter hire for off-hire days of fewer than five days per vessel per year, which include days a vessel is unable to be in service due to, among other things, repairs or drydockings.  Each charter also provides that the Basic Hire will be reduced if the vessel does not achieve the performance specifications set forth in the charter.  However, under the ship management agreements described below, Northern Marine will reimburse us for any loss of or reduction in Basic Hire, in excess of five days during any twelve-month period following the date the vessels are delivered to us, net of any proceeds we receive from our off-hire insurance.

The terms of the charters do not provide the charterers with an option to terminate the charter before the end of its term except in the event of the total loss or constructive total loss of a vessel.  In addition, each charter provides that we may not sell the related vessel without the charterer’s consent, which consent may be withheld in the charterer’s sole discretion.

The following table sets forth the daily Basic Hire and base operating costs for the two VLCCs, the Stena Vision and the Stena Victory:

Period		Basic Hire (1)	Base Operating Costs
Dec. 16, 2008 - Nov. 10, 2009		$37,316	$9,116
Nov. 11, 2009 - Nov. 10, 2010	(2)	37,772	9,572
Nov. 11, 2010 - Nov. 10, 2011	(2)	38,251	10,051
Nov. 11, 2011 - Nov. 10, 2012	(2)	38,753	10,553

(1)          Each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered the vessel, the amount on which additional hire is calculated is based on the subcharter rate.  The Stena Vision and the Stena Victory are subchartered at a daily rate of $47,000 through September 11, 2010 for the Stena Vision and October 20, 2009 for the Stena Victory.  Additional hire for periods in which this subcharter is in effect for the Stena Vision is fixed at $3,961 per day through November 10, 2009 and $3,733 for the period from November 11, 2009 through September 11, 2010.  For the Stena Victory, additional hire will be $3,961 per day through October 20, 2009, the date on which the subcharter expires for this vessel.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There can be no assurance that the charterer will exercise any of these options.

The following table sets forth the daily Basic Hire and base operating costs for the Stena Companion, a Panamax Vessel, and the Stena Concord, a product carrier:

		Stena Companion		Stena Concord
Period		Basic Hire (1)	Base Operating Costs	Basic Hire (1)	Base Operating Costs
Dec. 16, 2008 - Nov. 10, 2009		$18,639	$6,989	$16,642	$6,442
Nov. 11, 2009 - Nov. 10, 2010	(2)	18,989	7,339	16,964	6,764
Nov. 11, 2010 - Nov. 10, 2011	(2)	19,356	7,706	17,303	7,103

(1)          Each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered vessel, the amount on which additional hire is calculated is based on the subcharter rate.  The Stena Companion is subchartered at a daily rate of $27,000 through January 8, 2010.  Additional hire for periods in which this subcharter is in effect is fixed at $3,674 per day through November 10, 2009 and $3,499 per day from November 10, 2009 through January 8, 2010.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There can be no assurance that the charterer will exercise any of these options.

The following table sets forth the daily Basic Hire and base operating costs for two product carriers- the Stena Compatriot, a Panamax vessel, and the Stena Consul, a product carrier:

		Stena Compatriot		Stena Consul
Period		Basic Hire (1)	Base Operating Costs	Basic Hire (1)	Base Operating Costs
Dec. 16, 2008 - Nov. 10, 2009		$18,639	$6,989	$16,642	$6,442
Nov. 11, 2009 - Nov. 10, 2010		18,989	7,339	16,964	6,764
Nov. 11, 2010 - Nov. 10, 2011	(2)	19,356	7,706	17,303	7,103
Nov. 11, 2011 - Nov. 10, 2012	(2)	19,741	8,091	17,658	7,458
Nov. 11, 2012 - Nov. 10, 2013	(2)	20,145	8,495	18,031	7,831

(1)          Each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered vessel, the amount on which additional hire is calculated is based on the subcharter rate.  The Stena Compatriot is subchartered at a daily rate of $27,000 through January 8, 2010.  Additional hire for periods in which this subcharter is in effect is fixed at $3,674 per day through November 10, 2009 and $3,499 per day from November 10, 2009 through January 8, 2010.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There can be no assurance that the charterer will exercise any of these options.

The following table sets forth the daily Basic Hire and base operating costs for the Stena Concept and the Stena Contest:

Period		Basic Hire (1)	Base Operating Costs
Dec. 16, 2008 - Jan. 4, 2009		$20,335	$6,135
Jan. 5, 2009 - Jan. 4, 2010		17,942	6,442
Jan. 5, 2010 - Jan. 4, 2011		18,264	6,764
Jan. 5, 2011 - July 4, 2011		18,603	7,103
July 5, 2011 - July 4, 2012	(2)	21,158	7,458
July 5, 2012 - July 4, 2013	(2)	21,531	7,831

(1)          From January 5, 2009 through July 4, 2011, each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered vessel, the amount on which additional hire is calculated is based on the subcharter rate.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There will be no Additional Hire for these option periods. There can be no assurance that the charterer will exercise any of these options.

Additional Hire Under Charters for our Arlington Vessels

Under the charters for our Arlington Vessels, in addition to the fixed rate basic hire, each vessel has the possibility of receiving Additional Hire from the charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates.  The Additional Hire, if any, is payable on the 25th day following the end of each calendar quarter. Additional Hire is not guaranteed under our charters.

The Additional Hire, if any, other than the VLCCs as described below, for any calendar quarter is an amount equal to 50% of the weighted average hire, calculated as described below, for the quarter after deduction of the Basic Hire in effect for that quarter.  The weighted average hire is a daily rate equal to the weighted average of the following amounts:

•                  a weighted average of the time charter hire per day received by the Charterer for any periods during the calculation period, determined as described below, that the vessel is sub-chartered by the Charterer under a time charter, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of such time charter hire; and

•                  the time charter equivalent hire for any periods during the calculation period that the vessel is not sub-chartered by the charterer under a time charter.

The calculation period is the 12 month period ending on the last day of each calendar quarter, the calculation period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of our charters to the commencement of the first full calendar quarter.

The Time Charter Equivalent Hire referred to above is a weighted average of day rates calculated using the parameters set forth below, which we call the Daily Value.  The Daily Value is calculated using average spot rates expressed in Worldscale Points determined by a shipbrokers panel for the routes specified below which are the routes on which our vessel types generally trade.  We refer to these rates as the Average Spot Rates and we refer to these routes as the Notional Routes.  Daily Value is determined as follows:

•                  multiplying the Average Spot Rate expressed in Worldscale Points by the applicable Worldscale flat rate and multiplying that product by the cargo size for each vessel type to calculate freight income;

•                  subtracting voyage costs consisting of brokerage commissions of 2.5% and commercial management fees of 1.25%, bunker costs and port charges to calculate voyage income; and

•                  dividing voyage income by voyage duration, including time in port, to calculate the Daily Value.

The shipbrokers panel, which we call the Brokers Panel, is the Association of Shipbrokers and Agents Tanker Broker Panel.  We can change the panel of brokers to a new panel mutually acceptable to us and the Charterer.  On the last day of each calendar quarter and on the expiration date of the Charter, we and the Charterer will instruct the Brokers Panel to determine for each Notional Route the Average Spot Rate over any periods during the Calculation Period that a Vessel is not sub-chartered by the Charterer under a time charter.  If Worldscale ceases to be published, the Brokers Panel will use its best judgment in determining the nearest alternative method of assessing the market rates on the specified voyages.

We instruct the Brokers Panel to deliver their determination of the Average Spot Rates no later than the fifth business day following the instruction to make such determination.  The costs of the Brokers Panel are shared equally between us and the Charterer.  For each Calculation Period, the Charterer will calculate the amount of Time Charter Equivalent Hire and the amount of Additional Hire payable, if any, and deliver such calculation to us no later than the fifth business day following the date on which the Charterer receives the determination of Average Spot Rates from the Brokers Panel.  These determinations of the Brokers Panel are binding on us and the Charterer.

The Notional Routes and the weighting to be applied to each route in calculating the Time Charter Equivalent Hire is as follows:

Product carriers:	Rotterdam to New York with 37,000 tons clean (40% weight) Curacao to New York with 38,000 tons clean (60% weight)

Panamax vessels:	Curacao to New York with 50,000 tons dirty (50% weight) Augusta to Houston with 50,000 tons dirty (50% weight)

VLCCs:	West-Africa to LOOP with 260,000 tons of crude (50% weight) Middle East Gulf to LOOP with 265,000 tons of crude (50% weight)

Additional terms used in the calculation of Time Charter Equivalent Hire are as follows:

•                  Calculation of freight income.  The freight income for each Notional Route is calculated by multiplying the Average Spot Rate for such route, as supplied by the Brokers Panel, by the Worldscale flat rate for such route as set forth in the New Worldwide Tanker Nominal Freight Scale issued by the Worldscale Association and current for the relevant period and then multiplying such product by the cargo size for such route.

•                  Calculation of voyage income.  The voyage income for each Notional Route is calculated by deducting from the freight income for such route ship broker commissions equal to 2.5% of the freight income, commercial management fees equal to 1.25% of the freight income, the port charges and bunker costs (equal to the bunkers used multiplied by the bunkers prices) specified below for each Vessel. Bunkers used are determined based on speed, distance and consumption of bunkers at sea and in port.

•                  Calculation of voyage duration.  The voyage duration for each Notional Route is calculated using the distance, speed and time in port specified below for each Vessel.

•                  Data used in calculations.  The following data is used by the Charterer in the above calculations:

• Bunkers in port
For Product carriers: 40 tons per voyage all-inclusive loading and discharging ports.

For Panamax vessels: 65 tons per port call all-inclusive loading and discharging ports.

For VLCCs: loading 12 tons per day; idling 3 tons per day; discharging 145 tons per day.

• Bunker prices

For Product tankers and Panamax tankers: the mean of the average prices during the quarter for Marine Fuel Oil grade IFO 380 CST prevailing at Houston, New York and Curacao as published by Platts Bunkerwire, or similar publication, plus barge delivery charges in amount equal to the average barge delivery charges in the applicable port over the prior twelve-month period.

For VLCCs: the mean of the average prices during the quarter for Marine Fuel Oil grade IFO 380 CST prevailing at Curacao and Fujairah as published by Platts Bunkerwire, or similar publication, plus barge delivery charges in amount equal to the average barge delivery charges in the applicable port over the prior twelve-month period.

• Port charges

The port charges for loading and discharging ports on each Notional Route are equal to the published tariffs and exchange rates in effect on the last calendar day of the quarter and include all vessel costs for port calls.

• Time in port
For Product carriers and Panamax vessels: 5.5 days, which are split 2 days loading, 2 days discharging and the balance of the time idling.

For VLCCs: 7.5 days, which are split 3 days loading, 3 days discharging and the balance of the time idling.

• Distance
The distance for each Notional Route is determined according to the “World-Wide Marine Distance Tables” published by Veson Nautical Distance Tables.

The Notional Routes are intended to represent routes on which product carriers, Panamax vessels and VLCCs are typically used.  If during the term of the charter, in the charterer’s reasonable opinion, these routes cease to be used by product carriers, Panamax vessels or VLCCs, or the assumptions regarding bunkering ports for purposes of determining bunker prices cease to be applicable, the charterer may, with our consent, which we may not unreasonably withhold, instruct the Brokers Panel to substitute alternative notional routes and bunkering ports that most closely match the routes and bunkering ports typically used by Product tankers, Panamax tankers or VLCCs and to apply appropriate weights to such routes.

If in the charterer’s reasonable opinion it becomes impractical or dangerous, due to war, hostilities, warlike operations, civil war, civil commotion, revolution or terrorism for product tankers, Panamax tankers and VLCCs to operate on the Notional Routes, the charterer may request our agreement, which we may not unreasonably refuse, for the Daily Value to be determined during the period of such danger or restriction of trading using Average Spot Rates determined by the Brokers Panel for alternative notional routes proposed by the Charterer that reasonably reflect realistic alternative round voyage trade for Product tankers, Panamax tankers and VLCCs during the period of such danger or restriction of trading.  In such event, the Time Charter Equivalent Hire will be calculated using the Daily Value for such alternative routes and applying such weights as determined by the charterer.

OPERATIONS AND SHIP MANAGEMENT

General Maritime Subsidiary Vessels

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of our General Maritime Subsidiary Vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services through our wholly owned subsidiaries.

In February 2006, we determined that one technical management office outside the U.S. would adequately service our current fleet and as a result decided to close our office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.  This office ceased its technical management activities in May 2006 and was closed during 2008.  The cost of closing this office, which we have classified as a component of general and administrative expense, was approximately $1.3 million, substantially attributable to employee severance costs.  All of these costs were paid as of December 31, 2006.

Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port.  We regularly inspect our vessels.  We examine each vessel and make specific notations and recommendations for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew.  We have an in-house safety staff to oversee these functions and retain Admiral Robert North (Ret.), formerly of the U.S. Coast Guard, as a safety and security consultant.

The following services are performed by General Maritime Management LLC and General Maritime Management (Portugal) Lda with respect to our General Maritime Subsidiary Vessels:

•                  supervision of routine maintenance and repair of the vessel required to keep each vessel in good and efficient condition, including the preparation of comprehensive drydocking specifications and the supervision of each drydocking;

•                  oversight of maritime and environmental compliance with applicable regulations, including licensing and certification requirements, and the required inspections of each vessel to ensure that it meets the standards set forth by classification societies and applicable legal jurisdictions as well as our internal corporate requirements and the standards required by our customers;

•                  engagement and provision of qualified crews (masters, officers, cadets and ratings) and attendance to all matters regarding discipline, wages and labor relations;

•                  arrangement to supply the necessary stores and equipment for each vessel; and

•                  continual monitoring of fleet performance and the initiation of necessary remedial actions to ensure that financial and operating targets are met.

Our chartering staff, which is located in New York City, monitors fleet operations, vessel positions and spot market voyage charter rates worldwide with respect to our General Maritime Subsidiary Vessels.  We believe that monitoring this information is critical to making informed bids on competitive brokered charters.

Arlington Vessels

Our Arlington Vessels are party to fixed-rate ship management agreements with Northern Marine.  Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

Additionally, under the terms of the ship management agreements, all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine.  In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each product carrier and Panamax vessel prior to redelivery of such vessels.  Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the management fees that we pay to Northern Marine.  Upon redelivery of the vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to repay to us any drydocking provision accrued, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements.

Under the ship management agreements, Northern Marine has agreed to return the Arlington Vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.

Northern Marine is also obligated under the ship management agreements to maintain insurance for each of our Arlington Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance.  Under the ship management agreements, we pay Northern Marine a fixed fee per day per Arlington Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place.  Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of the Arlington Vessels in the event, for circumstances specified under the charters, the Arlington Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance.  Stena has agreed to guarantee this indemnification by Northern Marine.  Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.  Tables setting forth the daily base operating costs for each Arlington Vessel can be found above in the section entitled “Our Charters.”

We have also agreed to pay to Northern Marine an incentive fee for each day an Arlington Vessel is on hire for over 360 days during any twelve-month period following the date the applicable Arlington Vessel was delivered to us in amount equal to the daily Basic Hire for such Arlington Vessel.  If we terminate the ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.

CREWING AND EMPLOYEES

As of December 31, 2008, we employed approximately 93 office personnel. Approximately 45 of these employees manage the commercial operations of our business, and are located in New York City.  We have 35 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have 12 employees who procure crews for most of our vessels, three of which are located in Novorossiysk, Russia and nine of which are located in Mumbai, India.  We also have one employee located in Piraeus, Greece who is subject to Greece’s national employment collective bargaining agreement which covers the terms and conditions of her employment.

As of December 31, 2008, we employed approximately 1,035 seaborne personnel to crew our General Maritime Subsidiary Vessels who are staffed by our offices in India, Russia and Portugal.  Crews for our Arlington Vessels are provided by Northern Marine as described above.

We place great emphasis on attracting qualified crew members for employment on our vessels.  Recruiting qualified senior officers has become an increasingly difficult task for vessel operators.  We pay competitive salaries and provide competitive benefits to our personnel.  We believe that the well-maintained quarters and equipment on our vessels help to attract and retain motivated and qualified seamen and officers.  Our crew management services contractors have collective bargaining agreements that cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others.  During the year ended December 31, 2008, Lukoil accounted for 40.8% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 23 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the year ended December 31, 2008, these customers accounted for all of Arlington’s voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  All eight Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues other than Lukoil revenues, Concordia and Stena, are also derived from a limited number of customers.

COMPETITION

International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state-owned).  Many oil companies and other oil trading companies, the primary charterers of the vessels we own, also operate their own vessels and transport oil for themselves and third party charterers in direct competition with independent owners and operators.  Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel’s operator.

Other significant operators of vessels carrying crude oil and other petroleum products include American Eagle Tankers Inc. Limited, Frontline, Ltd., Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation.  There are also numerous, smaller vessel operators.

INSURANCE

The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events.  In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts.  The U.S. Oil Pollution Act of 1990, or OPA has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the territorial waters of the United States.  We believe that our current insurance coverage is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

Our protection and indemnity insurance, or P&I insurance, covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances.  Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations.  Each of the vessels currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations.  The 13 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion.  As a member of protection and indemnity associations, which are, in turn, members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

Our hull and machinery insurance covers actual or constructive total loss from covered risks of collision, fire, heavy weather, grounding and engine failure or damages from same.  Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks.  Our loss-of-hire insurance covers loss of revenue for up to 90 days resulting from vessel off hire for each of our vessels, with a 20 day deductible.

ENVIRONMENTAL REGULATION AND OTHER REGULATIONS

Government regulations and laws significantly affect the ownership and operation of our tankers.  We are subject to international conventions, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered.  Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government, quasi-governmental and private organizations subject our tankers to both scheduled and unscheduled inspections.  These organizations include the local port authorities, national authorities, harbor masters or equivalent, classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators and oil companies.  Some of these entities require us to obtain permits, licenses and certificates for the operation of our tankers.  Our failure to maintain necessary permits, certificates or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of the vessels in our fleet.

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the tanker industry.  Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards.  We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with applicable local, national and international environmental laws and regulations.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tankers.  In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, or IMO (the United Nations agency for maritime safety and the prevention of pollution by ships), has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention.  The MARPOL Convention implements environmental standards including oil leakage or spilling, garbage management, as well as the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.  Under IMO regulations, in order for a tanker to trade in ports of IMO member nations, a tanker must be of double hull construction or a mid-deck design with double-sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

•                  is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

•                  commences a major conversion or has its keel laid on or after January 6, 1994; or

•                  completes a major conversion or is a newbuilding delivered on or after July 6, 1996.

Since the enactment of these regulations, the IMO has accelerated the timetable for the phase-out of single hull oil tankers.  We do not currently own any single hull vessels.

In December 2003, the Marine Environmental Protection Committee of the IMO, or MEPC, adopted an amendment to the MARPOL Convention, which became effective in April 2005.  The amendment revised an existing regulation 13G accelerating the phase-out of single hull oil tankers and adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil.  Under the revised regulation, single hull oil tankers were required to be phased out no later than April 5, 2005 or the anniversary of the date of delivery of the ship on the date or in the year specified in the following table:

Category of Oil Tankers	Date or Year for Phase Out

Category 1 oil tankers of 20,000 dwt and above carrying crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and of 30,000 dwt and above carrying other oils, which do not comply with the requirements for protectively located segregated ballast tanks

April 5, 2005 for ships delivered on April 5, 1982 or earlier; or 2005 for ships delivered after April 5, 1982

Category 2 - oil tankers of 20,000 dwt and above carrying crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and of 30,000 dwt and above carrying other oils, which do comply with the protectively located segregated ballast tank requirements and
Category 3 - oil tankers of 5,000 dwt and above but less than the tonnage specified for Category 1 and 2 tankers.

April 5, 2005 for ships delivered on April 5, 1977 or earlier
2005 for ships delivered after April 5, 1977 but before January 1, 1978
2006 for ships delivered in 1978 and 1979
2007 for ships delivered in 1980 and 1981
2008 for ships delivered in 1982
2009 for ships delivered in 1983
2010 for ships delivered in 1984 or later

Under the revised regulations, a flag state may permit continued operation of certain Category 2 or 3 tankers beyond their phase out date in accordance with the above schedule.  Under regulation 13G, the flag state may allow for some newer single hull oil tankers registered in its country that conform to certain technical specifications to continue operating until the earlier of the anniversary of the date of delivery of the vessel in 2015 or the 25th anniversary of their delivery.  Under regulations 13G and 13H, certain Category 2 and 3 tankers fitted only with double bottoms or double sides may be allowed by the flag state to continue operations until their 25th anniversary of delivery.  Any port state, however, may deny entry of those single hull oil tankers that are allowed to operate under any of the flag state exemptions.

In October 2004, the MEPC adopted a unified interpretation of regulation 13G that clarified the delivery date for converted tankers.  Under the interpretation, where an oil tanker has undergone a major conversion that has resulted in the replacement of the fore-body, including the entire cargo carrying section, the major conversion completion date shall be deemed to be the date of delivery of the ship, provided that:

•                  the oil tanker conversion was completed before July 6, 1996;

•                  the conversion included the replacement of the entire cargo section and fore-body and the tanker complies with all the relevant provisions of MARPOL Convention applicable at the date of completion of the major conversion; and

•                  the original delivery date of the oil tanker will apply when considering the 15 years of age threshold relating to the first technical specifications survey to be completed in accordance with MARPOL Convention.

In December 2003, the MEPC adopted a new regulation 13H on the prevention of oil pollution from oil tankers when carrying heavy grade oil, or HGO, which includes most of the grades of marine fuel.  The new regulation bans the carriage of HGO in single hull oil tankers of 5,000 dwt and above after April 5, 2005, and in single hull oil tankers of 600 dwt and above but less than 5,000 dwt, no later than the anniversary of their delivery in 2008.

Under regulation 13H, HGO means any of the following:

•                  crude oils having a density at 15ºC higher than 900 kg/m3;

•                  fuel oils having either a density at 15ºC higher than 900 kg/m3; or a kinematic viscosity at 50ºC higher than 180 mm2/s; or

•                  bitumen, tar and their emulsions.

Under the regulation 13H, the flag state may allow continued operation of oil tankers of 5,000 dwt and above, carrying crude oil with a density at 15ºC higher than 900 kg/m3; but lower than 945 kg/m3;, that conform to certain technical specifications and, in the opinion of the such flag state, the ship is fit to continue such operation, having regard to the size, age, operational area and structural conditions of the ship and provided that the continued operation shall not go beyond the date on which the ship reaches 25 years after the date of its delivery.  The flag state may also allow continued operation of a single hull oil tanker of 600 dwt and above but less than 5,000 dwt, carrying HGO as cargo, if, in the opinion of the such flag state, the ship is fit to continue such operation, having regard to the size, age, operational area and structural conditions of the ship, provided that the operation shall not go beyond the date on which the ship reaches 25 years after the date of its delivery.

The flag state may also exempt an oil tanker of 600 dwt and above carrying HGO as cargo if the ship is either engaged in voyages exclusively within an area under the its jurisdiction, or is engaged in voyages exclusively within an area under the jurisdiction of another party, provided the party within whose jurisdiction the ship will be operating agrees.  The same applies to vessels operating as floating storage units of HGO.

Any port state, however, can deny entry of single hull tankers carrying HGO which have been allowed to continue operation under the exemptions mentioned above, into the ports or offshore terminals under its jurisdiction, or deny ship-to-ship transfer of HGO in areas under its jurisdiction except when this is necessary for the purpose of securing the safety of a ship or saving life at sea.

Revised Annex I to the MARPOL Convention entered into force in January 2007.  Revised Annex I incorporates various amendments adopted since the MARPOL Convention entered into force in 1983, including the amendments to regulation 13G (regulation 20 in the revised Annex) and regulation 13H (regulation 21 in the revised Annex).

Revised Annex I also imposes construction requirements for oil tankers delivered on or after January 1, 2010.  A further amendment to revised Annex I includes an amendment to the definition of heavy grade oil that will broaden the scope of regulation 21.  On August 1, 2007, regulation 12A (an amendment to Annex I) came into force requiring oil fuel tanks to be located inside the double hull in all ships with an aggregate oil fuel capacity of 600 m3 and above, which are delivered on or after August 1, 2010 including ships for which the building contract is entered into on or after August 1, 2007 or, in the absence of a contract, which keel is laid on or after February 1, 2008.

Air Emissions

In September 1997, the IMO adopted Annex VI to the MARPOL Convention, Regulations for the Prevention of Pollution from Ships, to address air pollution from vessels.  Effective in May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  We believe that all our vessels are currently compliant in all material respects with these regulations.  Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, cash flows, results of operations and financial condition.  In October 2008, the IMO adopted amendments to Annex VI regarding nitrogen oxide and sulfur oxide emissions standards which are expected to enter into force on July 1, 2010.  The amended Annex VI would reduce air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide, emissions from ships, with the global sulfur cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  Once these amendments become effective, we may incur costs to comply with these revised standards.

Safety Requirements

The IMO has also adopted the International Convention for the Safety of Life at Sea, or SOLAS Convention, and the International Convention on Load Lines, 1966, or LL Convention, which impose a variety of standards to regulate design and operational features of ships.  SOLAS Convention and LL Convention standards are revised periodically.  We believe that all our vessels are in substantial compliance with SOLAS Convention and LL Convention standards.

Under Chapter IX of SOLAS, the requirements contained in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, also affect our operations.  The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.  We intend to rely upon the safety management system that we have developed.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate.  This certificate evidences compliance by a vessel’s management with code requirements for a safety management system.  No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code.  We have obtained documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO.  As required, we renew these documents of compliance and safety management certificates annually.

Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports.  The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, as the case may be.

The IMO has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters.  Additional or new conventions, laws and regulations may be adopted which could limit our ability to do business and which could have a material adverse effect on our business and results of operations.

Ballast Water Requirements

The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits.  The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping.  To date there has not been sufficient adoption of this standard for it to take force.

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag.  The “Shipping Industry Guidelines on Flag State Performance” evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in dry-dock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced.  We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-Fouling Convention.

Oil Pollution Liability

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC.  Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR.  Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability will be limited to approximately 4.51 million SDR plus 631 SDR for each additional gross ton over 5,000.  For vessels of over 140,000 gross tons, liability will be limited to 89.77 million SDR.  The exchange rate between SDRs and U.S. dollars was 0.675914 SDR per U.S. dollar on February 24, 2009.  The right to limit liability is forfeited under the International Convention on Civil Liability for Oil Pollution Damage where the spill is caused by the owner’s actual fault and under the 1992 Protocol where the spill is caused by the owner’s intentional or reckless conduct.  Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention.  We believe that our P&I insurance will cover the liability under the plan adopted by the IMO.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel.  The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended).  With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

IMO regulations also require owners and operators of vessels to adopt Ship Oil Pollution Emergency Plans. Periodic training and drills for response personnel and for vessels and their crews are required.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

United States Requirements

In 1990, the United States Congress enacted OPA to establish an extensive regulatory and liability regime for environmental protection and cleanup of oil spills.  OPA affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States.  The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, imposes liability for cleanup and natural resource damage from the release of hazardous substances (other than oil) whether on land or at sea. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are responsible parties who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels.  These other damages are defined broadly to include:

•                  natural resource damages and related assessment costs;

•                  real and personal property damages;

•                  net loss of taxes, royalties, rents, profits or earnings capacity;

•                  net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and loss of subsistence use of natural resources.

OPA previously limited the liability of responsible parties to the greater of $1,200 per gross ton or $10.0 million per tanker that is over 3,000 gross tons (subject to possible adjustment for inflation).  Amendments to OPA signed into law in July 2006 increased these limits on the liability of responsible parties to the greater of $1,900 per gross ton or $16.0 million per double hull tanker that is over 3,000 gross tons.  The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters.  In some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws.  CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.

These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct.  These limits also do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities.  OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.  We believe that we are in substantial compliance with OPA, CERCLA and all applicable state regulations in the ports where our vessels call.

OPA also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act.  On October 17, 2008, the U.S. Coast Guard regulatory requirements under OPA and CERCLA were amended to require evidence of financial responsibility in amounts that reflect the higher limits of liability imposed by the July 2006 amendments to OPA, as described above.  The increased amounts became effective on January 15, 2009.  U.S. Coast Guard regulations currently require evidence of financial responsibility in the amount of $2,200 per gross ton for double hull tankers, coupling the OPA limitation on liability of $1,900 per gross ton with the CERCLA liability limit of $300 per gross ton.  Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty.  Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA.  We have provided such evidence and received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels required to have one.

We insure each of our vessels with pollution liability insurance in the maximum commercially available amount of $1.0 billion.  A catastrophic spill could exceed the insurance coverage available, which could have a material adverse effect on our business.

Under OPA, with certain limited exceptions, all newly-built or converted vessels operating in U.S. waters must be built with double hulls, and existing vessels that do not comply with the double hull requirement will be prohibited from trading in U.S. waters over a 20-year period (1995-2015) based on size, age and place of discharge, unless retrofitted with double hulls.  Our current fleet of 31 vessels are all of double hull construction.  Notwithstanding the prohibition to trade schedule, OPA currently permits existing single hull and double-sided tankers to operate until the year 2015 if their operations within U.S. waters are limited to discharging at the Louisiana Offshore Oil Port, or LOOP, or off-loading by lightering within authorized lightering zones more than 60 miles off-shore.  Lightering is the process by which vessels at sea off-load their cargo to smaller vessels for ultimate delivery to the discharge port.

OPA also amended the Federal Water Pollution Control Act to require owners or operators of tankers operating in the waters of the United States to file vessel response plans with the U.S. Coast Guard, and their tankers are required to operate in compliance with their U.S. Coast Guard approved plans.  These response plans must, among other things:

•                  address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources to respond to a “worst case discharge”;

•                  describe crew training and drills; and

•                  identify a qualified individual with full authority to implement removal actions.

We have obtained vessel response plans approved by the U.S. Coast Guard for our vessels operating in the waters of the United States.  In addition, the U.S. Coast Guard has announced it intends to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

In addition, the U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.  Furthermore, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance.  These laws may be more stringent than U.S. federal law.

The U.S. Environmental Protection Agency, or EPA, historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. waters from CWA permitting requirements.  However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water.  On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directed the EPA to develop a system for regulating all discharges from vessels by that date.  The District Court’s decision was affirmed by the Ninth Circuit Court of Appeals on July 23, 2008.  The Ninth Circuit’s ruling meant that owners and operators of vessels traveling in U.S. waters would soon be required to comply with the CWA permitting program to be developed by the EPA or face penalties.

In response to the invalidation and removal of the EPA’s vessel exemption by the Ninth Circuit, the EPA has enacted rules governing the regulation of ballast water discharges and other discharges incidental to the normal operation of vessels within U.S. waters.  Under the new rules, which took effect February 6, 2009, commercial vessels 79 feet in length or longer (other than commercial fishing vessels), which we refer to as Regulated Vessels, are required to obtain a CWA permit regulating and authorizing such normal discharges.  This permit, which the EPA has designated as the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP, incorporates the current U.S. Coast Guard requirements for ballast water management as well as supplemental ballast water requirements, and includes limits applicable to 26 specific discharge streams, such as deck runoff, bilge water and gray water.

For each discharge type, among other things, the VGP establishes effluent limits pertaining to the constituents found in the effluent, including best management practices, or BMPs, designed to decrease the amount of constituents entering the waste stream.  Unlike land-based discharges, which are deemed acceptable by meeting certain EPA-imposed numerical effluent limits, each of the 26 VGP discharge limits is deemed to be met when a Regulated Vessel carries out the BMPs pertinent to that specific discharge stream.  The VGP imposes additional requirements on certain Regulated Vessel types, including tankers, that emit discharges unique to those vessels.  Administrative provisions, such as inspection, monitoring, recordkeeping and reporting requirements are also included for all Regulated Vessels.

On August 31, 2008, the District Court ordered that the date for implementation of the VGP be postponed from September 30, 2008 until December 19, 2008.  This date was further postponed until February 6, 2009 by the District Court.  Although the VGP became effective on February 6, 2009, the VGP application procedure, known as the Notice of Intent, or NOI, has yet to be finalized.  Accordingly, Regulated Vessels will effectively be covered under the VGP from February 6, 2009 until June 19, 2009, at which time the “eNOI” electronic filing interface will become operational.  Thereafter, owners and operators of Regulated Vessels must file their NOIs prior to September 19, 2009, or the Deadline.  Any Regulated Vessel that does not file an NOI by the Deadline will, as of that date, no longer be covered by the VGP and will not be allowed to discharge into U.S. navigable waters until it has obtained a VGP.  Any Regulated Vessel that was delivered on or before the Deadline will receive final VGP permit coverage on the date that the EPA receives such Regulated Vessel’s complete NOI.  Regulated vessels delivered after the Deadline will not receive VGP permit coverage until 30 days after their NOI submission.  Our fleet is composed entirely of Regulated Vessels, and we intend to submit NOIs for each vessel in our fleet as soon after June 19, 2009 as practicable.

Owners and operators of vessels visiting U.S. waters will be required to comply with this VGP program or face penalties.  This could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.  In addition, pursuant to §401 of the CWA which requires each state to certify federal discharge permits such as the VGP, certain states have enacted additional discharge standards as conditions to their certification of the VGP.  These local standards bring the VGP into compliance with more stringent state requirements, such as those further restricting ballast water discharges and preventing the introduction of non-indigenous species considered to be invasive.  The VGP and its state-specific regulations and any similar restrictions enacted in the future will increase the costs of operating in the relevant waters.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants.  Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas.  Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements.  The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas.  Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment.  As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

On October 9, 2008, the United States ratified the amended Annex VI to the IMO’s MARPOL Convention, addressing air pollution from ships, which went into effect on January 8, 2009.  The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels.  On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters.  The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel.  By July 1, 2009, such vessels are required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%.  By 2012, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed.  CARB unilaterally approved the new regulations in spite of legal defeats at both the district and appellate court levels, but more legal challenges are expected to follow.  If CARB prevails and the new regulations to into effect as scheduled on July 1, 2009, in  the event our vessels were to travel within such waters, these new regulations would require significant expenditures on low-sulfur fuel and would increase our operating costs.  Finally, although the more stringent CARB regime was technically superseded when the United States ratified and implemented the amended Annex VI, the possible declaration of various U.S. coastal waters as Emissions Control Areas may in turn bring U.S. emissions standards into line with the new CARB regulations, which would cause us to incur further costs.

The U.S. National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports.  The U.S. Coast Guard adopted regulations under NISA in July 2004 that impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters.  These requirements can be met by performing mid-ocean ballast exchange, by retaining ballast water on board the ships, or by using environmentally sound alternative ballast water management methods approved by the U.S. Coast Guard.  (However, mid-ocean ballast exchange is mandatory for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil.) Mid-ocean ballast exchange is the primary method for compliance with the U.S. Coast Guard regulations, since holding ballast water can prevent ships from performing cargo operations upon arrival in the United States, and alternative methods are still under development.  Vessels that are unable to conduct mid-ocean ballast exchange due to voyage or safety concerns may discharge minimum amounts of ballast water (in areas other than the Great Lakes and the Hudson River), provided that they comply with recordkeeping requirements and document the reasons they could not follow the required ballast water management requirements.  The U.S. Coast Guard is developing a proposal to establish ballast water discharge standards, which could set maximum acceptable discharge limits for various invasive species, and/or lead to requirements for active treatment of ballast water.  The U.S. House of Representatives has recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives.  Similar bills have been introduced in the U.S. Senate, but we cannot predict which bill, if any, will be enacted into law.  In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements.  For instance, the state of California has recently enacted legislation extending its ballast water management program to regulate the management of “hull fouling” organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges.  In addition, in November 2008 the Sixth Circuit affirmed a District Court’s dismissal of challenges to the state of Michigan’s ballast water management legislation mandating the use of various techniques for ballast water treatment.  Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements.  In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities.  If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws.

European Union Tanker Regulations

In July 2003, in response to the Prestige oil spill in November 2002, the European Union adopted legislation, which was amended in October 2003, that prohibits all single hull tankers from entering into its ports or offshore terminals by 2010 or earlier, depending on their age.  The European Union has also already banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction.  Commencing in 2005, certain single hull tankers above 15 years of age will also be restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction.  The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those more than 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies.  The sinking of the Prestige and resulting oil spill in November 2002 has led to the adoption of other environmental regulations by certain European Union nations, which could adversely affect the remaining useful lives of all of our tankers and our ability to generate income from them.  It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

In 2005, the European Union adopted a directive on ship-source pollution, imposing criminal sanctions for intentional, reckless or negligent pollution discharges by ships.  The directive could result in criminal liability for pollution from vessels in waters of European countries that adopt implementing legislation.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Kyoto Protocol, entered into force.  Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming.  Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol.  However, the European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from vessels.  In the United States, the Attorneys General from 16 states and a coalition of environmental groups in April 2008 filed a petition for a writ of mandamus, or petition, with the DC Circuit Court of Appeals to request an order requiring the EPA to regulate greenhouse gas emissions from ocean-going vessels under the Clean Air Act.  Although the court denied the petition in June 2008, any future passage of climate control legislation or other regulatory initiatives by the IMO, European Union or individual countries where we operate that restrict emissions of greenhouse gases could entail financial impacts on our operations that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security.  On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or MTSA, came into effect.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to protect ports and international shipping against terrorism.  After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

•                  on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•                  on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•                  the development of vessel security plans;

•                  ship identification number to be permanently marked on a vessel’s hull;

•                  a continuous synopsis record kept onboard showing a vessel’s history including, the name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•                  compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid ISSC attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by MTSA, SOLAS and the ISPS Code, and our fleet is in compliance with applicable security requirements.

Inspection by Classification Societies

Every oceangoing vessel must be “classed” by a classification society.  The classification society certifies that the vessel is “in-class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state.  These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•                  Annual Surveys.  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•                  Intermediate Surveys.  Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•                  Class Renewal Surveys.  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull.  At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures.  Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals.  The classification society may grant a one year grace period for completion of the special survey.  Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear.  In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle.  At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class.  This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere.  The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a recommendation which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in-class” by a classification society which is a member of the International Association of Classification Societies.  All our vessels are certified as being “in-class” by Det Norske Veritas.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement.  If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.

In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages.  We believe that our well-maintained, high-quality vessels provide us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) changes in trading patterns significantly impacting overall tanker tonnage requirements; (x) changes in the typical seasonal variations in tanker charter rates; (xi) changes in the cost of other modes of oil transportation; (xii) changes in oil transportation technology; (xii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xiv) changes in general domestic and international political conditions; (xv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvi) changes in the itineraries of the Company’s vessels; (xvii) adverse changes in foreign currency exchange rates affecting our expenses; and other factors listed from time to time in our filings with the Securities and Exchange Commission.

Our ability to pay dividends in any period will depend upon factors including applicable provisions of Marshall Islands law and the final determination by our board of directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

We face a variety of risks that are substantial and inherent in our business, including market, financial, operational, legal and regulatory risks.  Below, we have described certain important risks that could affect our business.  These risks and other information included in this report should be carefully considered.  If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

Our recent business combination with Arlington exposes us to a number of significant risks.

There are a number of significant risks associated with our recent business combination with Arlington, including:

•                  risks associated with our ability to successfully integrate the operations and business of Arlington, and the related diversion of management resources necessary to integrate the businesses;

•                  risks associated with our ability to realize the full projected cost savings and benefits in connection with the transaction; and

•                  expenses related to the transaction.

We may incur adverse consequences in connection with our executive transition.

As we previously announced, on October 24, 2008, in connection with the recent Arlington Combination, we entered into a new letter agreement with Peter Georgiopoulos.  Pursuant to its terms, the new letter agreement became effective as of December 16, 2008, the date on which the effective time of the Arlington Combination occurred, the Effective Date.  This letter agreement provided that, among other things:  the employment letter agreement, dated April 5, 2005, between General Maritime Subsidiary and Peter Georgiopoulos terminated on the Effective Date (and Peter Georgiopoulos stepped down as President and CEO); and Peter Georgiopoulos will serve as Chairman of the Board of Directors of the new combined company for three years following the Effective Date, or earlier if he is not nominated to such position or if our shareholders decline to re-elect him to, or remove him from, our Board of Directors.  On the Effective Date, John Tavlarios, CEO of our management subsidiary, became President of the Company.  The loss of Peter Georgiopoulos’ full-time service could have an adverse effect on our operations.

The Arlington Combination may adversely affect our relationships with our customers and suppliers.

In response to the Arlington Combination, existing or prospective customers or suppliers of the Company, General Maritime Subsidiary or Arlington may:

•                  delay, defer or cease purchasing services from or providing goods or services to the Company, General Maritime Subsidiary or Arlington;

•                  delay or defer other decisions concerning the Company, General Maritime Subsidiary or Arlington, or refuse to extend credit to the Company, General Maritime Subsidiary or Arlington;

•                  raise disputes under their business arrangements with the Company, General Maritime Subsidiary or Arlington or assert purported consent or change of control rights; or

•                  otherwise seek to change the terms on which they do business with the Company, General Maritime Subsidiary or Arlington.

Any such delays, disputes or changes to terms could seriously harm our business.

The current global economic turndown may negatively impact our business.

Recent months have seen a significant shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for tanker cargoes as well as diminished trade credit available for the delivery of such cargoes may create downward pressure on charter rates.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways

•                  We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•                  The market value of our vessels could decrease significantly, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired.  In addition,  such a decline in the market value of our vessels could prevent us from borrowing under our credit facilities or trigger a default under their covenants.

•                  Charterers could seek to renegotiate the terms of their charterers with us or have difficulty meeting their payment obligations to us.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

If the tanker market, which has been cyclical, is depressed in the future, our earnings and available cash flow may decrease.  Our ability to employ our vessels profitably will depend upon, among other things, economic conditions in the tanker market.  Fluctuations in charter rates and tanker values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for petroleum and petroleum products.

The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.  The current global financial crisis has intensified this unpredictability.

The factors that influence demand for tanker capacity include:

•                  demand for and supply of petroleum and petroleum products,

•                  regional availability of refining capacity,

•                  environmental and other regulatory developments,

•                  global and regional economic conditions,

•                  the distance petroleum and petroleum products are to be moved by sea, and

•                  changes in seaborne and other transportation patterns.

The factors that influence the supply of tanker capacity include:

•                  the number of newbuilding deliveries,

•                  the scrapping rate of older vessels,

•                  conversion of tankers to other uses,

•                  the number of vessels that are out of service, and

•                  environmental concerns and regulations.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity.  Changes in demand for transportation of oil over longer distances and supply of tankers to carry that oil may materially affect our revenues, profitability and cash flows.

Charter rates for vessels may decrease in the future, which may adversely affect our earnings and ability to pay dividends.

We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet.  If the tanker industry, which has been highly cyclical, is depressed in the future when our charters expire or at a time when we may want to sell a vessel, our earnings and available cash flow may be adversely affected.  We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations including payment of debt service to our lenders or to pay dividends to our shareholders.  Our ability to renew the charters on our vessels on the expiration or termination of our current charters, the charter rates payable under any replacement charters and vessel values will depend upon, among other things, economic conditions in the tanker industry at that time, changes in the supply and demand for vessel capacity and changes in the supply and demand for the seaborne transportation of crude oil.  A general global economic downturn or international financial uncertainty may result in a weakening of charter rates.  This could reduce the charter rates for our vessels not then subject to long-term charters and, thereby, negatively impact our results of operations.

In addition, the Arlington Vessels, are currently chartered to subsidiaries of Concordia and Stena.  We receive a fixed minimum daily base charter rate, or basic hire, under these charters and may also receive additional hire based on a formula of notional voyages and expenses on routes agreed to with these charterers.  Currently, the payments received by us under these charters are below market compared to the time charter market generally.  There is no obligation to pay additional hire during any period when the obligation to pay basic hire is suspended under the charter if due to technical reasons the vessel is off-hire.  These charterers have options which they may exercise in their sole discretion to extend the terms of the charters for each of the Arlington Vessels, four of which options were exercised in May 2008.  Notice that the charterer is exercising its option to extend the term of a charter is required to be delivered no later than six months prior to the expiration of the charter period in effect at that time.  We cannot predict whether the charterers will exercise any additional extension options under one or more of the charters.  If these charterers decide not to extend their current charters, we may not be able to re-charter the Arlington Vessels with terms similar to the terms of the current charters, or at all.  We may also directly employ these vessels on the spot charter market, which is subject to greater rate fluctuation than the time charter market.

An over supply of new vessels may adversely affect charter rates and vessel values.

If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase.  In addition, we believe that the total newbuilding order books for Suezmax vessels and Aframax vessels scheduled to enter the fleet through 2012 currently are a substantial portion of the existing fleets and we cannot assure you that the order books will not increase further in proportion to the existing fleets.  If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our vessels could be adversely affected.

Our revenues may be adversely affected if we do not successfully employ our vessels.

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow.  Currently, 23 of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between July 2009 and July 2011.  Although these time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 26% of our net voyage revenue from spot charters for the year ended December 31, 2008.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker.  Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources.  We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels profitably.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our revenues from our single largest customer, Lukoil Oil Company, or Lukoil.  During the year ended December 31, 2008, Lukoil accounted for 40.8% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 23 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the year ended December 31, 2008, these customers accounted for all of Arlington’s voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  All eight Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues other than Lukoil revenues, Concordia and Stena are also derived from a limited number of customers.

If Lukoil or one of the Concordia and Stena subsidiaries breaches or terminates these time charters or renegotiates or renews them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

A decline in demand for crude oil or a shift in oil transport patterns could materially and adversely affect our revenues.

The demand for tanker capacity to transport crude oil depends upon world and regional oil markets.  A number of factors influence these markets, including:

•                  global and regional economic conditions;

•                  increases and decreases in production of and demand for crude oil;

•                  developments in international trade;

•                  changes in seaborne and other transportation patterns;

•                  environmental concerns and regulations; and

•                  weather.

Historically, the crude oil markets have been volatile as a result of the many conditions and events that can affect the price, demand, production and transport of oil, including competition from alternative energy sources.  Decreased demand for oil transportation may have a material adverse effect on our revenues, cash flows and profitability.

The market for crude oil transportation services is highly competitive and we may not be able to effectively compete.

Our vessels are employed in a highly competitive market.  Our competitors include the owners of other Aframax and Suezmax tankers and, to a lesser degree, owners of other size tankers.  Both groups include independent oil tanker companies as well as oil companies.  We do not control a sufficiently large share of the market to influence the market price charged for crude oil transportation services.

Our market share may decrease in the future.  We may not be able to compete profitably as we expand our business into new geographic regions or provide new services.  New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do.

The market value of our vessels may fluctuate significantly, and we may incur losses when we sell vessels following a decline in their market value.

The fair market value of our vessels may increase and decrease depending on a number of factors including:

•                  general economic and market conditions affecting the shipping industry;

•                  competition from other shipping companies;

•                  supply and demand for tankers and the types and sizes of tankers we own;

•                  alternative modes of transportation;

•                  cost of newbuildings;

•                  governmental or other regulations;

•                  prevailing level of charter rates; and

•                  technological advances.

If the fair market value of our vessels declines below their carrying values and such decline is other than temporary, we may be required to take an impairment charge or may incur losses if we were to sell one or more of our vessels at such time, which would adversely affect our business and financial condition as well as our earnings.

We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy is to continue to grow by taking advantage of changing market conditions, which may include expanding our business in the Atlantic basin, the primary geographic area and market where we operate, expanding into other regions, or increasing the number of vessels in our fleet.  Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot.  These factors include our ability to:

•                  identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

•                  identify vessels and/or shipping companies for acquisitions;

•                  integrate any acquired businesses or vessels successfully with our existing operations;

•                  hire, train and retain qualified personnel to manage and operate our growing business and fleet;

•                  identify additional new markets outside of the Atlantic basin;

•                  improve our operating and financial systems and controls; and

•                  obtain required financing for our existing and new operations.

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable double-hull vessels.  We may not be able to acquire newbuildings or secondhand double-hull tankers on favorable terms, which could impede our growth and negatively impact our financial condition and ability to pay dividends.  We may not be able to contract for newbuildings or locate suitable secondhand double-hull vessels or negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms.

The failure to effectively identify, purchase, develop and integrate any vessels or businesses could adversely affect our business, financial condition and results of operations.

Our operating results may fluctuate seasonally.

We operate our vessels in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates.  Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the Northern Hemisphere during the winter months.  Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling.

Because we generate all of our revenues in U.S. Dollars but incur a significant portion of our expenses in other currencies, exchange rate fluctuations could have an adverse impact on our results of operations.

We generate all of our revenues in U.S. Dollars but we incur a significant portion of our expenses, particularly crew and maintenance costs, in currencies other than the U.S. Dollar.  This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollars relative to the other currencies, in particular the Euro.  A decline in the value of the U.S. Dollar could lead to higher expenses payable by us.

There may be risks associated with the purchase and operation of secondhand vessels.

Our current business strategy may include additional growth through the acquisition of additional secondhand vessels.  Although we inspect secondhand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us.  Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect.  Also, we do not receive the benefit of warranties from the builders if the vessels we buy are older than one year.

Delays or defaults by the shipyards in the construction of any new vessels that we may order could increase our expenses and diminish our net income and cash flows.

Our business strategy may include additional growth through constructing new vessels or acquiring newbuilding contracts.  Any such projects would be subject to the risk of delay or defaults by shipyards caused by, among other things, unforeseen quality or engineering problems, work stoppages, weather interference, unanticipated cost increases, delays in receipt of necessary equipment, and inability to obtain the requisite permits or approvals.  In accordance with industry practice, in the event any such shipyards are unable or unwilling to deliver the vessels ordered, we may not have substantial remedies.  Failure to construct or deliver vessels by the shipyards or any significant delays could increase our expenses and diminish our net income and cash flows.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, many of which are beyond our control and affect the entire shipping industry.  Also, costs such as insurance and security are still increasing.  If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

We may face unexpected repair costs for our vessels.

Repairs and maintenance costs are difficult to predict with certainty and may be substantial.  Many of these expenses are not covered by our insurance.  Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

The hull and machinery of every commercial tanker must be classed by a classification society authorized by its country of registry.  The classification society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the Safety of Life at Sea Convention.  All of our vessels are certified as being “in-class” by Det Norske Veritas or the American Bureau of Shipping.  These classification societies are members of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys.  In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period.  Our vessels are on special survey cycles for hull inspection and on special survey or continuous survey cycles for machinery inspection.  Every vessel is also required to be drydocked every two to five years for inspection of the underwater parts of such vessel.

If a vessel in our fleet does not maintain its class and/or fails any annual survey, intermediate survey or special survey, it will be unemployable and unable to trade between ports.  This would negatively impact our results of operations.

We depend on our key personnel and may have difficulty attracting and retaining skilled employees.

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel, including ships’ officers, in the future could have a material adverse effect on our business, financial condition and operating results.  Our future success depends particularly on the continued service of John Tavlarios, our President.

We may be unable to attract and retain qualified, skilled employees or crew necessary to operate our business.

Our success depends in large part on our ability to attract and retain highly skilled and qualified personnel.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  We expect crew costs to increase in 2009.  If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

Shipping is an inherently risky business and our insurance may not be adequate.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts.  Any of these events may result in loss of revenues, increased costs and decreased cash flows.  Future hostilities or other political instability could affect our trade patterns and adversely affect our operations and our revenues, cash flows and profitability.

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business.  We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution.  We also carry insurance covering lost revenue resulting from vessel off-hire for all of our vessels.  Nonetheless, risks may arise against which we are not adequately insured.  For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition.  In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid.  In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.  Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.  We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability.  Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages.  As of December 31, 2008, the average age of the 31 vessels in our fleet was 8.6 years compared to an average age of 9.6 years as of December 31, 2007.  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels, and may restrict the type of activities in which our vessels may engage.  We cannot assure you that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  Throughout 2008, the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

Terrorist attacks, such as the attacks that occurred in the United States on September 11, 2001, the bombings in Spain on March 11, 2004, the bombings in London on July 7, 2005, and the current conflicts in Iraq and Afghanistan and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. Continuing hostilities in the Middle East may lead to additional armed conflicts or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may contribute further to economic instability.

In addition, oil facilities, shipyards, vessels, pipelines and oil and gas fields could be targets of future terrorist attacks.  Any such attacks could lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operational costs, including insurance costs, and the inability to transport oil and other refined products to or from certain locations.  Terrorist attacks, war or other events beyond our control that adversely affect the distribution, production or transportation of oil and other refined products to be shipped by us could entitle our customers to terminate our charter contracts, which would harm our cash flow and our business.

Compliance with safety, environmental and other governmental requirements and related costs may adversely affect our operations.

The shipping industry in general, our business and the operation of our vessels in particular, are affected by a variety of governmental regulations in the form of numerous international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered.  These regulations include:

•                  the U.S. Oil Pollution Act of 1990, or OPA, which imposes strict liability for the discharge of oil into the 200-mile United States exclusive economic zone, the obligation to obtain certificates of financial responsibility for vessels trading in United States waters and the requirement that newly constructed tankers that trade in United States waters be constructed with double-hulls;

•                  the International Convention on Civil Liability for Oil Pollution Damage of 1969 entered into by many countries (other than the United States) which imposes strict liability for pollution damage caused by the discharge of oil;

•                  the International Convention for the Prevention of Pollution from Ships adopted and implemented under the auspices of the International Maritime Organization, or IMO, with respect to strict technical and operational requirements for tankers;

•                  the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, which imposes crew and passenger safety requirements;

•                  the International Ship and Port Facilities Securities Code, or the ISPS Code, which became effective in 2004;

•                  the International Convention on Load Lines of 1966 which imposes requirements relating to the safeguarding of life and property through limitations on load capability for vessels on international voyages; and

•                  the U.S. Maritime Transportation Security Act of 2002 which imposes security requirements for tankers entering U.S. ports.

More stringent maritime safety rules are also likely to be imposed worldwide as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, a 26-year old single-hull tanker owned by a company not affiliated with us.  Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations.  In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations.  We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate.  The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey.  However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination.  Inspection procedures can result in the seizure of contents of our vessels, delays in the loading, offloading or delivery and the levying of customs, duties, fines and other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us.  Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical.  Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends.

Our vessels may be requisitioned by governments without adequate compensation.

A government could requisition for title or seize our vessels.  In the case of a requisition for title, a government takes control of a vessel and becomes its owner.  Also, a government could requisition our vessels for hire.  Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates.  Generally, requisitions occur during a period of war or emergency. Although we, as owner, would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

Increases in tonnage taxes on our vessels would increase the costs of our operations.

Our vessels are currently registered under the flags of the Republic of Liberia, the Republic of the Marshall Islands and Bermuda.  These jurisdictions impose taxes based on the tonnage capacity of each of the vessels registered under their flag.  The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations to increase.

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages.  In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings.  The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period.

In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner.  In countries with “sister ship” liability laws, claims might be asserted against us, any of our subsidiaries or our vessels for liabilities of other vessels that we own.

Proceedings involving General Maritime vessel-owning subsidiaries and two General Maritime vessel officers could negatively impact our business.

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of ours (“GMM Portugal”), and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  We have denied any wrongdoing in this matter by us or any of our employees.  The continuation of the sentencing hearing is scheduled for March 13, 2009.  The unfavorable verdict could result in criminal sanctions or civil remedies against us, such as material fines, injunctions or the loss of our ability to conduct business with governmental entities and could also negatively affect our relationships with our customers and have an adverse impact on our business.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  We understand the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 19, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill.  We are reviewing the demand and has requested additional information from the U.S. National Pollution Fund relating to the demand.  Currently, no charges have been made and no other fines or penalties have been levied against us.  We have been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

This matter, including the demand from the U.S. National Pollution Fund, has been reported to our protection and indemnity insurance underwriters.  We have not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by us is not estimable at this time.  Any uninsured or underinsured loss could harm our business and financial condition.

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, which we refer to as Section 883, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our net income and cash flows would be reduced by the amount of such tax.

We will qualify for exemption under Section 883 if, among other things, our stock is treated as primarily and regularly traded on an established securities market in the United States.  Under applicable Treasury regulations, we may not satisfy this publicly traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own 5% or more of our stock, which we sometimes refer to as 5% shareholders.

We believe that, based on the ownership of our stock in 2008, we satisfied the publicly traded requirement for 2008.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2009 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a “passive foreign investment company,” which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of “passive income.”  U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury regulations.  For purposes of these tests, income derived from the performance of services does not constitute “passive income.”  By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.  We do not believe that our existing operations or the past operations of General Maritime Subsidiary or Arlington would cause us, or would have caused General Maritime Subsidiary or Arlington, to be deemed a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.  Accordingly, we believe that (1) our income from our time and spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation.  Accordingly, no assurance can be given that the U.S. Internal Revenue Service, which we sometimes refer to as the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Code (which elections could themselves have adverse consequences for such shareholder, such shareholder would be liable to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions and upon any gain from the disposition of our common stock, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common stock.

RISK FACTORS RELATED TO OUR FINANCINGS

Our 2005 Credit Facility and our RBS credit facility will impose, and it is possible that any indenture for debt securities we may issue will impose, significant operating and financial restrictions that may limit our ability to operate our business.

Our 2005 Credit Facility and our RBS credit facility, as and to the extent amended or otherwise modified, will impose, and it is possible that any indenture for debt securities that we may issue will impose, significant operating and financial restrictions on us.  These restrictions will limit our ability to, among other things:

•                  incur additional debt;

•                  pay dividends or make other restricted payments;

•                  create or permit certain liens;

•                  sell vessels or other assets;

•                  create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us;

•                  engage in transactions with affiliates; and

•                  consolidate or merge with or into other companies or sell all or substantially all of our assets.

On October 20, 2008, in connection with the proposed transaction, we amended and restated the 2005 Credit Facility.  Under the amended and restated credit agreement, we are permitted to pay dividends at a rate not to exceed $0.50 per common share per quarter on the Company’s common stock.  This covenant applies to dividends and other distributions, including stock buy-backs, in respect of the Company’s shares.  Under the amended and restated credit agreement, the Company is also permitted to pay additional dividends in a cumulative amount not to exceed the sum of $150 million and 50% of the Company’s cumulative net excess cash flow (as defined in the amended and restated credit agreement).

In addition, the amended and restated credit agreement requires us to maintain specified financial ratios and satisfy financial covenants.  We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.  Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.  We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so.  A breach of any of the covenants in, or our inability to maintain the required financial ratios under, the amended and restated credit agreement would prevent us from borrowing additional money under the facility and could result in a default under it.  If a default occurs under the amended and restated credit agreement, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets.  Moreover, if the lenders under the amended and restated credit agreement or other agreement in default were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations that may exist at such time, including any debt securities.

Our RBS credit facility requires that Arlington comply with various operating covenants and maintain certain financial ratios including that the market value of the Arlington Vessels exceeds 125% of the total facility amount outstanding and that, in order for Arlington to pay a dividend, the market value of the Arlington Vessels exceeds 140% of its borrowings (or 125% of the loan amount if at the time of such dividend all of the Arlington Vessels are on time charter for a remaining period of at least 12 months).  Our RBS credit facility also requires that Northern

Marine remain as technical manager for the Arlington Vessels.  In the event of the sale or loss of an Arlington Vessel, we might be required to repay a percentage of the loan earlier than we planned or increase our payments under the facility, which could affect our financial condition and ability to make payments to our shareholders.  Declining tanker values could adversely affect our ability to refinance our RBS credit facility at its maturity in January 2011, and thereby adversely impact our business and operations and liquidity.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities or successfully run our business in the future.

As of December 31, 2008, we have borrowed $761 million under our 2005 Credit Facility and $229.5 million under our RBS credit facility.  Our leverage and debt service obligations could have significant consequences, including the following:

•                  If future cash flows are insufficient, we may need to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us.

•                  Our indebtedness will have the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition and, therefore, may pose substantial risk to our stockholders.

•                  In the event that we are liquidated, any of our senior or subordinated creditors and any senior or subordinated creditors of our subsidiaries will be entitled to payment in full prior to any distributions to the holders of our shares of common stock.

•                  Our 2005 Credit Facility begins to amortize in February 2009 and our RBS Facility matures in January 2011.  Our ability to secure additional financing prior to or after that time, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments.  When our credit facilities mature in 2011 and 2012, we will be required to dedicate a substantial portion of our cash flow to the payment of such debt, which will reduce the amount of funds available for operations, capital expenditures and future business opportunities.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our credit facilities.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation.  The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet.  Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity.  In addition, declining vessel values could result in a breach of loan covenants, which could give rise to events of default under our credit facilities.  Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses.  If we determine at any time that a vessel’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity.  If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

If we default under our 2005 Credit Facility or the RBS Facility, we could forfeit our rights in certain of our vessels and their charters.

We have pledged 11 of our Suezmax vessels and 11 of our Aframax vessels as security to the lenders under our 2005 Credit Facility  We have pledged the Arlington Vessels as security to the lenders under our RBS facility.  Default under these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

When final payment is due under our loan agreements, we must repay any borrowings outstanding, including balloon payments.  To the extent that our cash flows are insufficient to repay any of these borrowings, we will need to refinance some or all of our loan agreements or replace them with an alternate credit arrangement.  We may not be able to refinance or replace our loan agreements at the time they become due.  In addition, the terms of any refinancing or alternate credit arrangement may restrict our financial and operating flexibility.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial and other obligations.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our vessels.  We have no significant assets other than the equity interests of our subsidiaries.  As a result, our ability to pay dividends depends on the performance of our subsidiaries and their ability to distribute funds to us.  The ability of our subsidiaries to make distributions to us may be restricted by, among other things, restrictions under our credit facilities, applicable corporate and limited liability company laws of the jurisdictions of their incorporation or organization and other laws and regulations.  If we are unable to obtain funds from our subsidiaries, we will not be able to pay dividends or make payment on our credit facilities unless we obtain funds from other sources.  We cannot assure you that we will be able to obtain the necessary funds from other sources.

RISK FACTORS RELATED TO OUR COMMON STOCK

Anti-takeover provisions in our financing agreements and organizational documents could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Our existing financing agreement imposes restrictions on changes of control of our company and our ship-owning subsidiaries. These include requirements that we obtain the lenders’ consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

Several provisions of our amended and restated articles of incorporation and our by-laws could discourage, delay or prevent a merger or acquisition that shareholders may consider favorable. These provisions include:

•                  authorizing our board of directors to issue “blank check” preferred stock without shareholder approval;

•                  providing for a classified board of directors with staggered, three-year terms;

•                  prohibiting us from engaging in a “business combination” with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder unless certain provisions are met;

•                  prohibiting cumulative voting in the election of directors;

•                  authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80% of the outstanding shares of our common stock entitled to vote for the directors;

•                  prohibiting shareholder action by written consent unless the written consent is signed by all shareholders entitled to vote on the action;

•                  limiting the persons who may call special meetings of shareholders; and

•                  establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

We cannot assure you that we will pay any dividends.

On December 16, 2008, following the consummation of the Arlington transaction, our board of directors adopted a cash dividend policy. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our board of directors each quarter after its review of our financial performance. Our ability to pay dividends in any period will depend upon factors including satisfying the requirements under our 2005 Credit Facility and applicable provisions of Marshall Islands law.

The timing and amount of dividends, if any, could be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. Maintaining the dividend policy will depend on our cash earnings, financial condition and cash requirements and could be affected by factors, including the loss of a vessel, required capital expenditures, reserves established by the board of directors, increased or unanticipated expenses, additional borrowings or future issuances of securities, which may be beyond our control. The declaration and payment of dividends is subject to certain conditions and limitations under our 2005 Credit Facility.

Under Marshall Islands law, a company may not declare or pay dividends if it is currently insolvent or would thereby be made insolvent. Marshall Islands law also provides that a company may declare dividends only to the extent of its surplus, or if there is no surplus, out of its net profits for the then current and/or immediately preceding fiscal years.

Our dividend policy may be changed at any time, and from time to time, by our board of directors.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares for the sale of vessels to Arlington in connection with its initial public offering in November 2004, which were exchanged for shares of our common stock as a result of the Arlington transaction. These registration rights agreements entitle them to have an aggregate of 2,787,772 shares registered for sale in the public market. We have also agreed with Peter C. Georgiopoulos that we will enter into a new registration rights agreement granting Mr. Georgiopoulos registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Combination in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001 and that such registration rights agreement would become effective within a reasonable time after the effective date of the Arlington Combination. We also registered on Form S-8 an aggregate of 1,624,347 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.

Our incorporation under the laws of the Republic of the Marshall Islands may limit the ability of our shareholders to protect their interests.

Our corporate affairs are governed by our amended and restated articles of incorporation and by-laws and by the Republic of the Marshall Islands Business Corporations Act. The provisions of the Republic of the Marshall Islands Business Corporations Act resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the Republic of the Marshall Islands Business Corporations Act. For example, the rights and fiduciary responsibilities of directors under the laws of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Although the Republic of the Marshall Islands Business Corporations Act does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

It may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of Liberia and the Republic of the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our assets or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease six properties, all of which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 12,500 square feet in Lisbon, Portugal, a property of approximately 2,000 square feet in Piraeus, Greece, a property of approximately

3,400 square feet in Mumbai, India and a property of approximately 750 square feet in Novorossiysk, Russia. We do not own or lease any production facilities, plants, mines or similar real properties.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

We have been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004. On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis. During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with. We have denied any wrongdoing in this matter by us or any of our employees. On September 26, 2006, we received a letter from the U.S. Department of Justice stating that it may seek an indictment against our General Maritime Management LLC subsidiary in connection with its investigation. Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter. Currently, no charges have been made and no fines or penalties have been levied against us.

This matter been reported to our protection and indemnity insurance underwriters. Through December 31, 2008, we have paid $464,170 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel. We understand the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 19, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. We are reviewing the demand and have requested additional information from the U.S. National Pollution Fund relating to the demand. Currently, no charges have been made and no other fines or penalties have been levied against us.

This matter, including the demand from the U.S. National Pollution Fund, has been reported to our protection and indemnity insurance underwriters, and we believe that any such liabilities will be covered by its insurance, less a deductible. We have not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by us is not estimable at this time.

We have been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

On January 19, 2009, an oil sheen was discovered about the Genmar Progress by the vessel’s personnel while the vessel was receiving cargo and conducting ballast discharge operations in the Galveston lighterage area off the coast of Texas. The vessel crew took prompt action pursuant to the vessel response plan, and our subsidiary which operates the vessel promptly reported the incident to the U.S. Coast Guard. The vessel proceeded to anchor offshore pursuant to U. S. Coast Guard directive, where it was inspected by a Class Surveyor as required by the U.S. Coast

Guard. The U.S. Coast Guard did not board the vessel on scene, but subsequently U. S. Coast Guard personnel boarded the vessel at Lake Charles, Louisiana on January 29 and 30, 2009. Repairs to the vessel were performed based on the recommendation of the Class Surveyor, and no clean up by us was required. Currently, no notice of any assessment, claim, charge or penalties has been served by any authorities against us by reason of the incident.

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007. The Company has denied any wrongdoing in this matter by the Company or any of its employees. The continuation of the sentencing hearing is scheduled for March 13, 2009.

We have accrued $350,000 and posted a bond for potential fines or penalties which may be sought in connection with this matter. We have also written off approximately $3.3 million of insurance claims related to this matter.

From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2008, special meetings of the securityholders of General Maritime Subsidiary and of Arlington were held and the Arlington Combination was approved. Of the total votes cast by shareholders of General Maritime Subsidiary, 21,916,026 voted for the Arlington Combination, 112,549 voted against the Arlington Combination, and 53,876 abstained. Of the total votes cast by shareholders of Arlington, 9,860,327 voted for the Arlington Combination, 1,177,894 voted against the Arlington Combination and 38,865 abstained. There were no other matters submitted to a vote of the securityholders of the Company during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol “GMR”. The following table sets forth for the periods indicated the high and low intra-day trading prices for our common stock as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2008	HIGH	LOW
1st Quarter	$20.72	$14.78
2nd Quarter	$23.13	$17.31
3rd Quarter	$20.52	$13.60
4th Quarter	$14.59	$6.51

FISCAL YEAR ENDED DECEMBER 31, 2007	HIGH	LOW
1st Quarter	$33.83	$20.89
2nd Quarter	$25.24	$19.70
3rd Quarter	$22.22	$16.60
4th Quarter	$21.54	$16.86

As of February 25, 2009, there were approximately 134 holders of record of our common stock.

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

On February 21, 2007 the Board of Directors of General Maritime Subsidiary changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007.

On February 21, 2007, General Maritime Subsidiary also announced that the Board of Directors of General Maritime Subsidiary declared a special, one-time cash dividend of $11.19 per share. The dividend was paid on or about March 23, 2007 to shareholders of record as of March 9, 2007.

On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We intend to declare dividends in April, July, October and February of each year.

During the year ended December 31, 2008, General Maritime Subsidiary repurchased 953,142 shares of its common stock for $16.4 million (average per share purchase price of $17.18) pursuant to its share repurchase program described in “Share Repurchase Program” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in ITEM 7.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2008	2007	2006	2005	2004
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$326,068	$255,015	$325,984	$567,901	$701,291
Voyage expenses	54,404	38,069	80,400	137,203	117,955
Direct vessel operating expenses	63,556	48,213	47,472	86,681	96,818
Other expense	—	—	2,430	—	—
General and administrative expenses	80,285	46,920	44,787	43,989	31,420
Loss (gain) on sale of vessels and equipment	804	417	(46,022)	(91,235)	(6,570)
Depreciation and amortization	58,037	49,671	42,395	97,320	100,806
Operating income	68,982	71,725	154,522	293,943	360,862
Net interest (income) expense	28,289	23,059	(1,455)	28,918	37,852
Other (income) expense	10,886	4,127	(854)	52,668	7,901
Net income (loss)	$29,807	$44,539	$156,831	$212,357	$315,109

Earnings (loss) per common share:
Basic	$0.76	$1.09	$3.72	$4.26	$6.35
Diluted	$0.73	$1.06	$3.63	$4.18	$6.22

Dividends declared per common share	$1.49	$12.78	$3.58	$2.13	$—

Weighted average basic shares outstanding, thousands:
Basic	39,463	40,740	42,172	49,800	49,646
Diluted	40,562	41,825	43,171	50,751	50,671

BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$104,146	$44,526	$107,460	$96,976	$46,921
Current assets, including cash	141,703	82,494	137,865	471,324	152,145
Total assets	1,577,225	835,035	843,690	1,146,126	1,427,261
Current liabilities, including current portion of long-term debt	88,392	35,502	27,147	32,906	84,120
Current portion of long-term debt	—	—	—	—	40,000
Total long-term debt, including current portion	990,500	565,000	50,000	135,020	486,597
Shareholders’ equity	455,799	228,657	763,913	976,125	890,426

OTHER FINANCIAL DATA
(Dollars in thousands)
Net cash provided by operating activities	114,415	$95,833	$189,717	$249,614	$363,238
Net cash provided (used) by investing activities	(171,082)	(84,516)	285,264	318,169	(168,477)
Net cash (used) provided by financing activities	115,476	(74,251)	(464,497)	(517,728)	(186,745)
Capital expenditures
Vessel sales (purchases), gross including deposits	(173,447)	(80,061)	290,299	324,087	(165,796)
Drydocking or capitalized survey or improvement costs	(9,787)	(11,815)	(11,929)	(38,039)	(17,050)
Weighted average long-term debt, including current portion	653,154	414,137	93,085	410,794	650,196

OTHER DATA
(Dollars in thousands)
EBITDA (1)	116,133	$117,269	$197,771	$338,595	$453,767

FLEET DATA
Total number of vessels at end of period	31.0	20.0	18.0	30.0	43.0
Average number of vessels (2)	21.5	19.3	20.6	41.9	44.0
Total voyage days for fleet (3)	7,568	6,599	7,121	14,073	15,482
Total time charter days for fleet	5,665	4,641	2,300	3,983	4,371
Total spot market days for fleet	1,903	1,958	4,821	10,090	11,111
Total calendar days for fleet (4)	7,881	7,045	7,534	15,311	16,123
Fleet utilization (5)	96.0%	93.7%	94.5%	91.9%	96.0%

AVERAGE DAILY RESULTS
Time charter equivalent (6)	$35,896	$32,876	$34,487	$30,605	$37,676
Direct vessel operating expenses (7)	8,064	6,844	6,301	5,661	6,005
General and administrative expenses (8)	10,187	6,660	5,945	2,873	1,949
Total vessel operating expenses (9)	18,252	13,504	12,246	8,534	7,954

EBITDA Reconciliation
(Dollars in thousands)
Net Income	$29,807	$44,539	$156,831	$212,357	$315,109
+ Net interest expense	28,289	23,059	(1,455)	28,918	37,852
+ Depreciation and amortization	58,037	49,671	42,395	97,320	100,806
EBITDA	$116,133	$117,269	$197,771	$338,595	$453,767

(1)                                  EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating quarterly internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

(2)                                  Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period.

(3)                                  Voyage days for fleet are the total days our vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.

(4)                                  Calendar days are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(5)                                  Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing voyage days by calendar days for the relevant period.

(6)                                  Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.

(7)                                  Daily direct vessel operating expenses, or DVOE, is calculated by dividing DVOE, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

(8)                                  Daily general and administrative expense is calculated by dividing general and administrative expenses by calendar days for the relevant time period.

(9)                                  Total Vessel Operating Expenses, or TVOE, is a measurement of our total expenses associated with operating our vessels. Daily TVOE is the sum of daily direct vessel operating expenses, or DVOE, and daily general and administrative expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2008 and 2007 and our results of operations comparing the years ended December 31, 2008 and 2007 and the years ended December 31, 2007 and 2006. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services. As of December 31, 2008 our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four product carriers) with a total cargo carrying capacity of 3.9 million deadweight tons.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Combination is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for the years ended December 31, 2007 and 2006 and the financial position of General Maritime Subsidiary as of December 31, 2007. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Combination, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted. Arlington’s results have been included in the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Arlington Transaction” in Note 2 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

Spot and Time Charter Deployment

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates. We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria.

Net Voyage Revenues as Performance Measure

For discussion and analysis purposes only, we evaluate performance using net voyage revenues.  Net voyage revenues are voyage revenues minus voyage expenses.  Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.  We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or the deployment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the charters, while direct vessel expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.  We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period.  We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.  We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period.

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2008, 2007 and 2006 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
INCOME STATEMENT DATA

Net voyage revenues (1)	100%	100.0%	100.0%
Direct vessel expenses	23.4%	22.2%	19.3%
Other expense	0.0%	0.0%	1.0%
General and administrative expenses	29.6%	21.6%	18.2%
Depreciation and amortization	21.4%	22.9%	17.3%
Loss (gain) on sale of vessels and equipment	0.3%	0.2%	-18.7%
Operating income	25.3%	33.1%	62.9%
Net interest expense (income)	10.4%	10.6%	-0.6%
Other expense (income)	4.0%	1.9%	-0.3%
Net income	10.9%	20.6%	63.8%

(1)            INCOME STATEMENT DATA

(Dollars in thousands, except share data)	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Voyage revenues	$326,068	$255,015	$325,984
Voyage expenses	$(54,404)	$(38,069)	$(80,400)
Net voyage revenues	$271,664	$216,946	$245,584

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

VOYAGE REVENUES- Voyage revenues increased by $71.1 million, or 27.9%, to $326.1 million for the year ended December 31, 2008 compared to $255.0 million for the prior year.  This increase reflects a 14.7% increase in vessel operating days, reflecting in part an increased utilization rate for our vessels, as well as increases in rates attained during 2008 for our vessels under time charter and spot charter as compared to the prior year.  Included in this percentage increase is 120 operating days for the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 pursuant to our merger with Arlington.  An additional 115 operating days during 2008 relates to our purchase of two Aframax vessels during 2008.  Voyage revenues are expected to increase during 2009 as compared to 2008 as a result of the vessels acquired in late 2008 being in our fleet for all of 2009.

VOYAGE EXPENSES- Voyage expenses increased $16.3 million, or 42.9%, to $54.4 million for the year ended December 31, 2008 compared to $38.1 million for the prior year. This increase in voyage expenses is primarily attributable to higher fuel costs incurred during 2008.  Fuel costs increased by 32.5% per spot voyage day during the year ended December 31, 2008 compared to the prior year. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the year ended December 31, 2008, the number of days our vessels operated under spot charters decreased by 2.8% to 1,903 days (or 1,549 days for our Aframax vessels and 354 days for our Suezmax vessels) from 1,958 days (1,386 days for our Aframax vessels and 572 days for our Suezmax vessels) during the prior year.  Voyage expenses are expected to increase during 2009 as compared to 2008 due to increases in the number of days our vessels are expected to be on spot charter during 2009 as compared to 2008.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $54.8 million, or 25.2%, to $271.7 million for the year ended December 31, 2008 compared to $216.9 million for the prior year. Of this total increase, approximately $32 million is attributable to the increase in the average size of our fleet which increased 11.4% to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 product carrier) for the year ended December 31, 2008 compared to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the prior year.  Approximately $23 million of the increase in net voyage revenue is associated with stronger overall daily TCE rates for Suezmax and Aframax vessels during the year ended December 31, 2008 compared to the prior year.  Our average TCE rates increased 9.2% to $35,896 during the year ended December 31, 2008 compared to $32,876 during the year ended December 31, 2007.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2008	2007	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$62,969	$55,496	$7,473	13.5%
Suezmax	134,430	102,023	32,407	31.8%
VLCC (A)	1,454	—	1,454	n/a
Panamax (A)	696	—	696	n/a
Product (A)	986	—	986	n/a
Total	200,535	157,519	43,016	27.3%

Spot charter:
Aframax	56,126	42,453	13,673	32.2%
Suezmax	15,003	16,974	(1,971)	-11.6%
Total	71,129	59,427	11,702	19.7%

TOTAL NET VOYAGE REVENUE	$271,664	$216,946	$54,718	25.2%

Vessel operating days:
Time charter:
Aframax	1,941	1,894	47	2.5%
Suezmax	3,604	2,747	857	31.2%
VLCC (A)	30	—	30	n/a
Panamax (A)	30	—	30	n/a
Product (A)	60	—	60	n/a
Total	5,665	4,641	1,024	22.1%

Spot charter:
Aframax	1,549	1,386	163	11.8%
Suezmax	354	572	(218)	-38.1%
Total	1,903	1,958	(55)	-2.8%
TOTAL VESSEL OPERATING DAYS	7,568	6,599	969	14.7%

AVERAGE NUMBER OF VESSELS	21.5	19.3	2.2	11.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$32,441	$29,301	$3,140	10.7%
Suezmax	$37,300	$37,140	$160	0.4%
VLCC (A)	$48,479	—	n/a	n/a
Panamax (A)	$23,202	—	n/a	n/a
Product (A)	$16,426	—	n/a	n/a
Combined	$35,399	$33,941	$1,458	4.3%

Spot charter:
Aframax	$36,234	$30,630	$5,604	18.3%
Suezmax	$42,382	$29,674	$12,709	42.8%
Combined	$37,377	$30,351	$7,026	23.2%

TOTAL TCE	35,896	$32,876	$3,021	9.2%

(A) Acquired on December 16, 2008.

As of December 31, 2008, 23 of our vessels are on time charters expiring between July 2009 and July 2011.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $15.4 million, or 31.8%, to $63.6 million for the year ended December 31, 2008 compared to $48.2 million for the prior year.  The Company incurred higher crewing costs during the year ended December 31, 2008 as compared to the prior year period which reflects higher crew wages in 2008 due in part to exchange rates on a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period, as well as additional wage increases given to crews commencing during the second half of 2008.  This increase is also associated with higher repair costs during the year ended December 31, 2008 associated with significant repairs including fuel consumed during the repair period on four of the Company’s Suezmax vessels, as well as additional expenses of spare parts purchases and their delivery costs and costs associated with tank cleaning of several vessels pursuant to tank inspections required by charterers during the year ended December 31, 2008 compared to the prior year.  Lubricating costs were also higher during the year ended December 31, 2008 compared to the prior year associated with higher petroleum product costs.  In addition, the Company recognized an expense of $1.3 million during the 2008 period relating to a general average claim associated with a Suezmax vessel.  These factors contributed to a rise in daily direct vessel expenses per vessel which increased by $1,220, or 17.8%, to $8,064 ($7,973 Aframax, $8,178 Suezmax, $9,078 VLCC, $6,875 Panamax, $6,298 product) for the year ended December 31, 2008 compared to $6,844 ($6,965 Aframax, $6,713 Suezmax) for the prior year.  Also contributing to the overall increase in direct vessel expense is an increase in the average size of our fleet which increased 11.4% to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 product) for the year ended December 31, 2008 compared to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the prior year.

We anticipate that direct vessel expenses will increase to $88.9 million during 2009 based on daily budgeted direct vessel expenses on our 11 Suezmax vessels, 12 Aframax vessels, two VLCCs, two Panamax vessels and four product carriers of $8,241, $8,140, $8,632, $6,666 and $6,187, respectively.  The budgets for the Aframax and Suezmax vessels are based on 2008 actual results adjusted for certain 2008 events not expected to recur or anticipated 2009 events which did not occur in 2008.  Increases in daily budgets from 2008 actual results are primarily attributed to expected increases in crew costs and higher costs of lubricating oils.  Budgets for the VLCCs, Panamax vessels and product carriers are based on contractual obligations with Northern Marine.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $33.4 million, or 71.2%, to $80.3 million for the year ended December 31, 2008 compared to $46.9 million for the prior year. Significant factors contributing to this increase for the year ended December 31, 2008 compared to the prior year are:

(a) A $23.2 million increase in compensation accruals in connection with our executive transition plan incurred in 2008, including $22 million to Peter C.Georgiopoulos in connection with the termination of his employment arrangments with the Company.

(b) An $8.0 million payment in lieu of a cash bonus to Peter Georgiopoulos during the year ended December 31, 2008.  Peter Georgiopoulos did not receive a cash bonus in the prior year when he was granted restricted shares, the expense of which is amortized over the vesting period of approximately 10 years.

(c) $3.7 million incurred during the year ended December 31, 2008 relating to fines and costs deemed to be uncollectible from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance.

(d) $2.0 million of financial advisory fees during the year ended December 31, 2007 associated with financial advisory services received pursuant to our determination to pay a special dividend.

General and administrative expenses as a percentage of net voyage revenues increased to 29.6% for the year ended December 31, 2008 from 21.6% for the prior year.  Daily general and administrative expenses per vessel increased by $3,527, or 53%, to $10,187 for the year ended December 31, 2008 compared to $6,660 for the prior year.

For 2009, we have budgeted general and administrative expenses to be approximately $38.6 million.  This budget reflects 2009 reductions in payroll attributable to lower head count in 2009 relating to severance costs incurred during 2008 and reduction in expenses associated with the corporate aircraft, the lease for which will terminate in February 2009.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $8.3 million, or 16.8%, to $58.0 million for the year ended December 31, 2008 compared to $49.7 million for the prior year.  Vessel depreciation increased by $6.2 million to $43.5 million during year ended December 31, 2008 compared to $37.3 million during the prior year period.  This increase is due to increased depreciation during 2008 relating to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008, and the eight vessels we acquired in the Arlington Combination in December 2008.

Amortization of drydocking increased by $1.4 million to $11.5 million for the year ended December 31, 2008 compared to $10.1 million for the prior year.  Drydocks are typically amortized over periods from 30 months to 60 months.  This increase reflects amortization during 2008 of a portion of the $9.8 million of drydock costs capitalized during the year ended December 31, 2008 and amortization for the full year of the $11.8 million of drydock costs capitalized during the year ended December 31, 2007.

LOSS (GAIN) ON SALE OF VESSELS AND EQUIPMENT— During the years ended December 31, 2008 and 2007, we incurred losses of $0.8 million and $0.4 million, respectively, associated with the disposal of certain vessel equipment.

INTEREST INCOME—Interest income decreased by $1.4 million, or 55.7%, to $1.1 million during the year ended December 31, 2008 compared to $2.5 million during the prior year.  This decrease is primarily the result of lower average cash balances and lower interest rates on deposits during 2008 compared to 2007.

INTEREST EXPENSE—Interest expense increased by $3.9 million, or 15.1%, to $29.4 million for the year ended December 31, 2008 compared to $25.5 million for the prior year.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2008 and the addition of the RBS Facility in December 2008.  During the year ended December 31, 2008, our weighted average outstanding debt increased by 57.7% to $653.2 million compared to $414.1 million during the prior year.  This increase in interest expense was partially offset by lower interest rates during 2008 compared to 2007 on our floating rate debt.

We expect our long-term debt during 2009 to approximate the debt level at December 31, 2008.  Because this amount is greater than our weighted average debt for the year ended December 31, 2008, we expect our interest expense to be higher during 2009 as compared to 2008.

OTHER INCOME (EXPENSE)— Other expense for the year ended December 31, 2008 was $10.9 million which an aggregate realized loss on our freight derivatives of $11.4 million partially offset by an unrealized gain on our freight derivatives of $0.6 million.  Other expense for the year ended December 31, 2007 was $4.1 million which is comprised primarily of an aggregate realized loss on our freight derivatives of $2.0 million and an unrealized loss on our freight derivatives of $2.3 million.

NET INCOME—Net income was $29.8 million for the year ended December 31, 2008 compared to net income of $44.5 million for the prior year.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

VOYAGE REVENUES- Voyage revenues decreased by $71.0 million, or 21.8%, to $255.0 million for the year ended December 31, 2007 compared to $326.0 million for the prior year.  This decrease reflects a 7.3% decrease in vessel operating days, reflecting in part a decreased utilization rate for our vessels, as well as a decrease in the proportion of our vessel operating days relating to spot charters; spot charter rates are generally higher than time charter rates to allow the vessel owner to recoup voyage expenses which are paid for by the charterer under time charters.

VOYAGE EXPENSES- Voyage expenses decreased $42.3 million, or 52.7%, to $38.1 million for the year ended December 31, 2007 compared to $80.4 million for the prior year.  This decrease in voyage expenses is primarily due to a decrease in the number of days our vessels operated under spot charters. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the year ended December 31, 2007, the number of days our vessels operated under spot charters decreased by 2,863, or 59.4%, to 1,958 days (1,386 days Aframax, 572 days Suezmax) from 4,821 days (2,467 days Aframax, 2,354 days Suezmax) during the prior year.  Although port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by 51% during 2007 to $9.9 million from $20.2 million during the prior year, port costs per spot charter day increased by approximately 20% associated with the increase in 2007 in the proportion of such spot days associated with Aframax tankers.  Aframax spot market voyages are generally of shorter durations than Suezmax spot market voyages, resulting in more port calls during the year and consequently higher port costs.  Fuel costs decreased by approximately 59% during 2007 to $23.9 million from $58.9 million during the prior year.  Although fuel prices were higher in 2007 as compared to 2006, fuel cost per spot days remained relatively unchanged.  This is due to the increase in 2007 in the proportion of spot market voyage days associated with Aframax tankers, which consume significantly less fuel than do Suezmax vessels.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $28.7 million, or 11.7%, to $216.9 million for the year ended December 31, 2007 compared to $245.6 million for the prior year.  Of this total decrease, approximately $18 million is attributable to the decrease in the average size of our fleet which decreased 6.3% to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the year ended December 31, 2007 compared to 20.6 vessels (12.7 Aframax, 7.9 Suezmax) for the prior year.  Approximately $11 million of the decrease in net voyage revenue is associated with weaker overall daily rates for Suezmax and Aframax vessels during the year ended December 31, 2007 compared to the prior year.  Our average TCE rates decreased 4.7% to $32,876 during the year ended December 31, 2007 compared to $34,487 during the year ended December 31, 2006.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2007	2006	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$55,496	$46,327	$9,169	19.8%
Suezmax	102,023	13,929	88,094	632.5%
Total	157,519	60,256	97,263	161.4%

Spot charter:
Aframax	42,453	78,791	(36,338)	-46.1%
Suezmax	16,974	106,537	(89,563)	-84.1%
Total	59,427	185,328	(125,901)	-67.9%

TOTAL NET VOYAGE REVENUE	$216,946	$245,584	$(28,638)	-11.7%

Vessel operating days:
Time charter:
Aframax	1,894	1,935	(41)	-2.1%
Suezmax	2,747	365	2,382	652.6%
Total	4,641	2,300	2,341	101.8%

Spot charter:
Aframax	1,386	2,467	(1,081)	-43.8%
Suezmax	572	2,354	(1,782)	-75.7%
Total	1,958	4,821	(2,863)	-59.4%
TOTAL VESSEL OPERATING DAYS	6,599	7,121	(522)	-7.3%
AVERAGE NUMBER OF VESSELS	19.3	20.6	(1.3)	-6.3%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,301	$23,941	$5,359	22.4%
Suezmax	$37,140	$38,163	$(1,023)	-2.7%
Combined	$33,941	$26,198	$7,742	29.6%

Spot charter:
Aframax	$30,630	$31,938	$(1,308)	-4.1%
Suezmax	$29,674	$45,258	$(15,584)	-34.4%
Combined	$30,351	$38,442	$(8,091)	-21.0%
TOTAL TCE	$32,876	$34,487	$(1,611)	-4.7%

As of December 31, 2007, 12 of our vessels are on time charters expiring between August 2009 and August 2010.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $0.7 million, or 1.6%, to $48.2 million for the year ended December 31, 2007 compared to $47.5 million for the prior year.  This increase is primarily due to higher daily direct vessel expenses per vessel which increased by $543, or 8.6%, to $6,844 ($6,965 Aframax, $6,713 Suezmax) for the year ended December 31, 2007 compared to $6,301 ($6,051 Aframax, $6,705 Suezmax) for the prior year.  This increase is partially offset by a 6.3% decrease in the size of our fleet during 2007 as compared to 2006.  This increase in daily cost during the year ended December 31, 2007 as compared to the prior year is primarily attributable to certain expenses reflecting expensing of insurance claim deductibles, increased insurance premiums associated with the increased value of our fleet, higher crewing costs associated with bringing the technical management of two of our Aframax vessels in-house, higher maintenance and repairs associated with three

Aframax tankers, and higher costs of lubricating oils associated with higher pricing in the areas where our vessels under time charters trade during the year ended December 31, 2007 as compared to the prior year.

OTHER EXPENSE—Other expense for the year ended December 31, 2006 is comprised of a $2.4 million settlement of a claim by a subsidiary of the Exxon Mobil Corporation arising from the February 4, 2005 collision of the Genmar Kestrel.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $2.1 million, or 4.8%, to $46.9 million for the year ended December 31, 2007 compared to $44.8 million for the prior year. Significant factors contributing to this increase for the year ended December 31, 2007 compared to the prior year are:

(a) A $2.0 million increase in financial advisory fees during the year ended December 31, 2007 compared to the prior year associated with financial advisory services received pursuant to our determination to pay a special dividend.

(b) A $0.9 million increase in severance costs for the year ended December 31, 2007 compared to the prior year.

(c) A $0.9 million increase in restricted stock amortization during the year ended December 31, 2007 as compared to the prior year associated with amortization of restricted shares granted during 2007 as well as a full year amortization on restricted stock awards granted in December 2006, partially offset by lower restricted stock amortization associated with restricted shares granted prior to December 2006.

(d) A $1.1 million net decrease in costs associated with operating our foreign offices in Greece and Portugal during the year ended December 31, 2007 compared to the prior year period.  This net decrease includes a $2.7 million decrease in operating our office in Greece during the year ended December 31, 2007 as compared to the prior year.  This office ceased vessel operations during May 2006, and during the year ended December 31, 2006, we incurred the cost of operating this office as well as severance costs relating to the closing of this office, compared to significantly lower costs incurred during the year ended December 31, 2007.  This decrease is partially offset by a $1.6 million increase in costs of operating our office in Portugal during the year ended December 31, 2007 as compared to the prior year, associated with increased staffing levels and infrastructure in that office.

(e) A $0.4 million decrease during the year ended December 31, 2007 as compared to the prior year relating to the costs of operating our foreign office in London associated with that office ceasing commercial operations activity during March 2007.

General and administrative expenses as a percentage of net voyage revenues increased to 21.6% for the year ended December 31, 2007 from 18.2% for the prior year. Daily general and administrative expenses per vessel increased $715, or 12.0%, to $6,660 for the year ended December 31, 2007 compared to $5,945 for the prior year.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $7.3 million, or 17.2%, to $49.7 million for the year ended December 31, 2007 compared to $42.4 million for the prior year.  Vessel depreciation increased by $3.4 million to $37.3 million during year ended December 31, 2007 compared to $33.9 million during the prior year period.  This increase is due to more depreciation during 2007 relating to the additions to our fleet of the Harriet G in March 2006, the Kara G in January 2007 and the George T in August 2007.

Amortization of drydocking increased by $4.0 million, or 65.6%, to $10.1 million for the year ended December 31, 2007 compared to $6.1 million for the prior year.  Drydocks are typically amortized over periods from 30 months to 60 months.  This increase reflects amortization during 2007 of a portion of the $11.8 million of drydock costs capitalized during the year ended December 31, 2007 and amortization for the full year of the $11.9 million of drydock costs capitalized during the year ended December 31, 2006, as well as acceleration of amortization of two drydocks that had been rescheduled to earlier dates.

LOSS (GAIN) ON SALE OF VESSELS AND EQUIPMENT—During the year ended December 31, 2007, we incurred a $0.4 million loss associated with the disposal of certain vessel equipment.  During 2006, we sold 13 vessels for aggregate net proceeds of $340.9 million, for a net gain on sale of vessels of $46.0 million.

INTEREST INCOME—Interest income decreased by $3.1 million, or 55.8%, to $2.5 million during the year ended December 31, 2007 compared to $5.6 million during the prior year.  This decrease is the result of lower average cash balances during 2007 compared to 2006.

INTEREST EXPENSE—Interest expense increased by $21.3 million, or  513%, to $25.5 million for the year ended December 31, 2007 compared to $4.2 million for the prior year.  This increase is attributable to the increase in outstanding borrowings under our 2005 Credit Facility during 2007.  During the year ended December 31, 2007, our weighted average outstanding debt increased by 345% to $414.1 million compared to $93.1 million during the prior year.

During March 2007 we paid a $15.00 per share dividend on our common stock through borrowings under our 2005 Credit Facility which increased our outstanding borrowings under our 2005 Credit Facility to $565 million as of December 30, 2007 compared to $50 million outstanding as of December 31, 2006.

OTHER INCOME (EXPENSE)— Other expense for the year ended December 31, 2007 was $4.1 million of which the main components were an aggregate realized loss on our freight derivatives of $2.0 million and an unrealized loss on our freight derivatives of $2.3 million.  Other income for the year ended December 31, 2006 was $0.9 million and consisted primarily of a $0.6 million gain on Euros held by the Company and an unrealized gain on our freight derivative of $2.2 million offset by a realized loss on our freight derivative of $2.1 million.

NET INCOME—Net income was $44.5 million for the year ended December 31, 2007 compared to net income of $156.8 million for the prior year.

Effects of Inflation

The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

Since our formation, our principal sources of funds have been equity financings, issuance of long-term debt securities, operating cash flows, long-term bank borrowings and opportunistic sales of our older vessels.  Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities.  Beginning in 2005, General Maritime Subsidiary and subsequently the Company also adopted policies to use funds to pay dividends and, from time to time, to repurchase our common stock. See below for descriptions of our Dividend Policy and our Share Repurchase Program.

Our practice has been to acquire vessels or newbuilding contracts using a combination of funds received from equity investors, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.  Because our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

As the Arlington Combination was structured as a stock-for-stock combination, we funded the acquisition of Arlington through an issuance of shares in exchange for the shares of the combined entities.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchases.  We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

Our operation of ocean-going vessels carries an inherent risk of catastrophic marine disasters and property losses caused by adverse severe weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events.  In addition, the transportation of crude oil is subject to business interruptions due to political circumstances, hostilities among nations, labor strikes and boycotts.  Our current insurance coverage includes (1) protection and indemnity insurance coverage for tort liability, which is provided by mutual protection and indemnity associations, (2) hull and machinery insurance for actual or constructive loss from collision, fire, grounding and engine breakdown, (3) war risk insurance for confiscation, seizure, capture, vandalism, sabotage and other war-related risks and (4) loss of hire insurance for loss of revenue for up to 90 days resulting from a vessel being off hire for all of our vessels.

Dividend Policy

On February 21, 2007, General Maritime Subsidiary announced that its Board of Directors declared a special, one-time cash dividend of $11.19 per share.  The dividend was paid on March 23, 2007 to shareholders of record as of March 9, 2007.  General Maritime Subsidiary funded substantially the entire amount of the special dividend payment through new borrowings under the 2005 Credit Facility.  Inclusive of this special dividend, our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(million)
March 31, 2005	June 13, 2005	$1.32		$68.4
June 30, 2005	September 7, 2005	$0.63		$32.5
September 30, 2005	December 13, 2005	$0.19		$9.5
	dividends declared and paid- 2005	$2.13

December 31, 2005	March 17, 2006	$1.49		$68
March 31, 2006	June 5, 2006	$1.07		$47.7
June 30, 2006	September 8, 2006	$0.49		$21.7
September 30, 2006	December 14, 2006	$0.53		$23
	dividends declared and paid- 2006	$3.58

December 31, 2006	March 23, 2007	$0.46		$20.3
December 31, 2006	March 23, 2007	$11.19	(1)	$486.5
March 31, 2007	May 31, 2007	$0.37		$16.4
June 30, 2007	August 31, 2007	$0.37		$16.4
September 30, 2007	November 30, 2007	$0.37		$15.9
	dividends declared and paid- 2007	$12.78

December 31, 2007	March 28, 2008	$0.37		$15.6
March 31, 2008	May 30, 2008	$0.37		$15.7
June 30, 2008	August 1, 2008	$0.37		$15.6
September 30, 2008	December 5, 2008	$0.38		$15.6
	dividends declared and paid- 2008	$1.49

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

General Maritime Subsidiary also announced on February 21, 2007 that its Board of Directors changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007.  On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year.  We intend to declare dividends in April, July, October and February of each year.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, General Maritime Subsidiary’s board of directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008.  On December 16, 2008, the Company’s board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of December 31, 2008.  The board will periodically review the program.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through December 31, 2008, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  All of these shares have been retired.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Dollar Amount as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2008 – Jan. 31, 2008	953,142	$17.18	$16,379,244	$107,118,685
Feb. 1, 2005 – Feb. 29, 2008	—	—	—	107,118,685
Mar. 1, 2008 – Mar. 31, 2008	—	—	—	107,118,685
Apr. 1, 2008 – Apr. 30, 2008	—	—	—	107,118,685
May 1, 2008 – May 31, 2008	—	—	—	107,118,685
Jun. 1, 2008 – Jun. 30, 2008	—	—	—	107,118,685
Jul. 1, 2008 – Jul. 31, 2008	—	—	—	107,118,685
Aug. 1, 2008 – Aug. 31, 2008	—	—	—	107,118,685
Sep. 1, 2008 – Sep. 30, 2008	—	—	—	107,118,685
Oct. 1, 2008 – Oct. 31, 2008	—	—	—	107,118,685
Nov. 1, 2008 – Nov. 1, 2008	—	—	—	107,118,685
Dec. 1, 2008 – Dec. 31, 2008	—	—	—	107,118,685
Total	953,142	$17.18	$16,379,244	$107,118,685

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to our common stock is set forth in the 2009 Proxy Statement and is incorporated by reference herein.

Debt Financings

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders.  On October 20, 2008, pursuant to an amendment and restatement of the credit facility entered into an order to give effect to the Arlington Combination, the Company became a party to the credit facility.  The 2005 Credit Facility, which has been amended and restated on various dates through February 24, 2009, provides a total commitment of $900 million.  As of December 31, 2008 and 2007, $761 million and $565 million, respectively, of the facility were outstanding.

As of December 31, 2008, the Company is in compliance with all of its financial covenants under its 2005 Credit Facility.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.37 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150 million plus 50% of cumulative net excess cash flow after January 1, 2007.  In addition, the amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.  In addition, the Company will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time beginning April 1, 2007.

As of December 31, 2008, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

While we remain in compliance with our 2005 Credit Facility, on February 24, 2009 we amended the facility to accelerate the amortization of a portion of the outstanding commitment from October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as collateral under the facility.  This had the effect of reducing our debt to collateral ratio under the facility’s covenants, which is intended to bolster our continuing ability to remain in compliance with these covenants.

The 2005 Credit Facility, as amended and restated, provides a four year nonamortizing revolving loan with a reduction of $50.1 million on February 24, 2009, semiannual reductions of $50.1 million beginning April 26, 2010 and a bullet reduction of $599.6 million at the end of year seven.  Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility.  As of December 31, 2008, the Company has outstanding letters of credit aggregating $6.0 million which expire between March 2009 and December 2009, leaving $44.0 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion.  As of December 31, 2008 and 2007, $761 million and $565 million, respectively, of the facility is outstanding.  The facility is currently collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of December 31, 2008 of $776.2 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.  Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests on General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents.  These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets.  The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business.  Until such time as the Merger has been consummated, any determination of Consolidated EBITDA shall give pro forma effect to the Merger as if it had occurred on the first day of the respective Test Period but without taking into account any pro forma cost savings and expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

Interest rates during the year ended December 31, 2008 ranged from 1.50% to 5.63% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains the borrower under its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $475.0 million as of December 31, 2008, assignment of earnings and insurances and the Company’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts.  The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011.  All amounts outstanding under the term loan agreement must be repaid on that maturity date.  There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

The term loan agreement provides that if at any time the aggregate fair value of the Arlington Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage.  The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the aggregate total assets of Arlington and the eight subsidiaries that own the Arlington Vessels (adjusted to give effect to the market value of the vessels) less total liabilities of these nine entities is equal to or greater than 30% of such total assets and (2) these nine entities have positive working capital. In addition, if the aggregate value of the Arlington Vessels collateralizing this loan is less than 140% of the aggregate of the loan, these nine entities may not pay any dividend or make any other form of distribution or effect any form of redemption, purchase or return of share capital.

As of December 31, 2008 the Company was in compliance with the financial covenants of the loan agreement.

During the years ended December 31, 2008 and 2007, the Company paid dividends of $62.5 million and $555.5 million, respectively.  Included in the dividends paid during the year ended December 31, 2007 is a special dividend of $11.19 per share of $486.5 million.

A repayment schedule of outstanding borrowings at December 31, 2008 is as follows (in thousands of dollars):

	Year ending December 31,
	2009	2010	2011	2012	Total

2005 Credit Facility	$—	$11,187	$100,125	$649,688	$761,000
RBS Facility	—	—	229,500	—	229,500
Total	$—	$11,187	$329,625	$649,688	$990,500

Interest Rate Swap Agreements

On December 31, 2008, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates.  The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts in thousands of dollars):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $(0.1) million and $0, respectively.

The Company would have paid approximately $35 million to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2008.  This fair value is based upon estimates received from financial institutions.

Cash and Working Capital

Cash increased to $104.1 million as of December 31, 2008 compared to $44.5 million as of December 31, 2007. Working capital is current assets minus current liabilities, including the current portion of long-term debt. Working capital was $53.3 million as of December 31, 2008 compared to $47.0 million as of December 31, 2007.  The current portion of long-term debt included in our current liabilities was $0 as of December 31, 2008 and 2007.

Cash Flows from Operating Activities

Net cash provided by operating activities increased 19.4% to $114.4 million for the year ended December 31, 2008, compared to $95.8 million for the prior year.  This increase is primarily attributable to components of net income that had not been paid as of December 31, 2008 such as the $22 million in compensation accruals in connection with the Company’s executive transition plan, which is included in the increase in accrued expenses as of December 31, 2008 as compared to the prior year.  Net income was $29.8 million and $44.5 million for the years ended December 31, 2008 and 2007, respectively.

Net cash provided by operating activities decreased 49.5% to $95.8 million for the year ended December 31, 2007, compared to $189.7 million for the prior year.  This decrease is primarily attributable to net income of $44.5 million for the year ended December 31, 2007 compared to net income of $156.8 million for the prior year as well as an increase in prepaid expenses and other current and noncurrent assets of $10.9 million during the year ended December 31, 2007 compared to a decrease of $15.0 million during the prior year.  These decreases are partially offset by $0.4 million loss on sale of vessels and equipment during the year ended December 31, 2007 compared to gains on sale of vessels and equipment of $46.0 million during the prior year.

Cash Flows from Investing Activities

Net cash used by investing activities was $171.1 million for the year ended December 31, 2008 compared to $84.5 million for the prior year.  During the year ended December 31, 2008, we paid $139.6 million, substantially all of which was used to purchase two Aframax vessels, we paid $33.4 million on one Suezmax construction contract (including capitalized interest of $0.1 million), we paid $5.2 million for other fixed assets and received $7.5 million, which represents the amount by which Arlington’s cash balances at December 16, 2008 exceeded merger closing costs paid by the Company.  During the year ended December 31, 2007, we paid $80.1 million on three Suezmax construction contracts (including capitalized interest of $2.4 million) and paid $4.4 million for other fixed assets.

Net cash used by investing activities was $84.5 million for the year ended December 31, 2007 compared to net cash provided by investing activities of $285.3 million for the prior year.  During the year ended December 31, 2007, we paid $80.1 million on three Suezmax construction contracts (including capitalized interest of $2.4 million) and paid $4.4 million for other fixed assets. During the year ended December 31, 2006, we received $340.9 million from the sale of 13 vessels, paid $50.6 million on our four Suezmax construction contracts (including capitalized interest of $3.6 million) and paid $5.0 million for other fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was $115.5 million compared to net cash used by financing activities was $74.3 million for the prior year. The change in cash provided by financing activities relates primarily to the following:

•                  During the years ended December 31, 2008 and 2007, we made net borrowings of revolving debt associated with our 2005 Credit Facility of $196.0 million and $515.0 million, respectively.

•                  During the year ended December 31, 2008, we paid $16.4 million to acquire 953,142 shares of common stock which we retired; during the year ended December 31, 2007, we paid $32.7 million to acquire 1,811,144 shares of our common stock which we retired.

•                  During the years ended December 31, 2008 and 2007, we paid $62.5 million and $555.5 million of dividends to shareholders, respectively.

Net cash used by financing activities was $74.3 million for the year ended December 31, 2007 compared to $464.5 million for the prior year. The change in cash provided by financing activities relates primarily to the following:

•                  During the year ended December 31, 2007, we made net borrowings of $515.0 million of revolving debt associated with our 2005 Credit Facility; during the year ended December 31, 2006, we made net repayments of $85.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the year ended December 31, 2007, we paid $32.7 million to acquire 1,811,144 shares of our common stock which we retired; during the year ended December 31, 2006, we paid $219.1 million to acquire 8,158,071 shares of our common stock which we retired.

•                  During the years ended December 31, 2007 and 2006, we paid $555.5 million and $160.4 million of dividends to shareholders, respectively.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2008, we paid $9.8 million of drydock related costs.  For the year ending December 31, 2009, we anticipate that we will capitalize costs associated with drydocks and significant in-water surveys on 10 vessels. We estimate that the expenditures to complete drydocks during 2009 will aggregate approximately $25 million to $28 million and that the vessels will be offhire for approximately 330 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

The United States ratified Annex VI effective in October 2008.  This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas.  The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems.  On October 10, 2008, the International Maritime Organization adopted a new set of amendments to Annex VI.  These new rules/amendments will affect vessels built after the year 2000 and could affect vessels built between 1990 and 2000.  The Company may incur costs to comply with these newly defined standards.

Capital Improvements

During the year ended December 31, 2008, we capitalized $5.2 million relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2009, we have budgeted approximately $5.8 million for such projects.

Vessel Acquisitions

In July 2004, we acquired four Suezmax newbuilding contracts.  These Suezmax vessels were delivered to us during March 2006, January 2007, August 2007 and February 2008 for an aggregate cost of $253.4 million.

During the fourth quarter of 2008 we also acquired two double-hull Aframax vessels for a contracted price aggregating $137 million.

Also, on December 16, 2008, we completed our merger with Arlington which added its fleet of two VLCCs, two Panamax vessels and four product carriers to our fleet.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Other Commitments

In February 2004, the Company entered into an operating lease for an aircraft.  The lease has a term of five years, expiring on February 9, 2009, and requires monthly payments by the Company of $125,000.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $109,724 per month from October 1, 2005 to September 30, 2010, $118,868 per month from October 1, 2010 to September 30, 2015, and $128,011 per month from October 1, 2015 to September 30, 2020.  The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $104,603.

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of December 31, 2008 that will expire in 2009, 2010, and 2011 are $19.6 million, $9.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2009	2010	2011	2012	2013	Thereafter
2005 Credit Facility	$761.0	$—	$11.2	$100.1	$649.7	$—	$—
RBS Facility	229.5	—	—	229.5	—	—	—
Interest expense (1)	123.5	42.0	40.9	22.9	16.6	1.1	—
Aircraft lease	0.1	0.1	—	—	—	—	—
Senior officer employment agreements	2.6	1.4	0.6	0.6	—	—	—
Severance to President and CEO	22.0	22.0	—	—	—	—	—
Ship management agreements	31.6	19.6	9.4	2.6	—	—	—
Office leases	17.1	1.4	1.3	1.4	1.4	1.4	10.2
Total commitments	$1,187.4	$86.5	$63.4	$357.1	$667.7	$2.5	$10.2

(1)                    Future interest payments on our 2005 Credit Facility and RBS Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 1.50%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of the 2005 Credit Facility.

Other Derivative Financial Instruments

Freight Derivatives

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route.  These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index.  The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis.  Although freight derivatives can be entered into for a variety of purposes, including for hedging, as an option, for trading or for arbitrage, our objective has been to hedge and manage market risks as part of our commercial management.  To the extent that we enter into freight derivatives, we may reduce our exposure to any declines in our results from operations due to weak market conditions or downturns, but may also limit our ability to benefit economically during periods of strong demand in the market.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2008, these freight derivatives had an aggregate notional value of $0, because they expired on that date.  The net fair value of $0.7 million at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $1.2 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2008 and 2007, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset (liability) to the Company of $0.6 million and $(0.1) million, respectively.  The Company recorded an unrealized gain (loss) of $0.6 million, ($2.3) million and

$2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $10.2 million, $1.2 million and $2.1million for the years ended December 31, 2008, 2007 and 2006, respectively, which is classified as Other income (expense) on the statement of operations.

Currency Forward Contract

On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6.0 million.  Changes in the fair value of this forward contract subsequent the date on which the Company entered into the contract (at which time the fair value was $0) was recorded as Other income (expense) on the Company’s statement of operations.  The Company entered into this contract to guard against weakening in the dollar against the Euro.  As of December 31, 2005, the Company has recorded a liability of $0.1 million related to the fair market value of this derivative financial instrument.  The Company has recorded an aggregate net unrealized gain (loss) of $0.1 million and $(0.1) million, for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.

On October 29, 2007, the Company entered into two call options to purchase at $1.45 per Euro one million Euros on January 16, 2008 and one million Euros on April 16, 2008.  The Company paid an aggregate of $39,000 for these options.  As of December 31, 2007, the fair value of these options based on the exchange rate on that date resulted in an asset of $21,000 which is recorded as Derivative asset on the Company’s balance sheet.  The related unrealized gain for the year ended December 31, 2007 of $21,000 is classified as Other income (expense) on the statement of operations.

The Company paid an aggregate of $0.1 million for options to purchase Euros during the year ended December 31, 2008, which is recorded as a realized loss and is classified as Other income (expense) on the statement of operations.

Bunker Derivatives

During January 2008, we entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  During the year ended December 31, 2008, we recognized a realized gain of $0.2 million, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, we entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, we were to pay the counterparty; to the extent the spread is greater than $11.44/MT we were to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of December 31, 2008.  During the year ended December 31, 2008, we recognized a realized gain of $0.2 million which is classified as Other income (expense) on the statement of operations.

During November 2008, we entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the year ended December 31, 2008, we recognized an unrealized loss of $0.1 million, which is classified as Other income (expense) on the statement of operations.

We consider all of our fuel derivative contracts to be speculative.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions.  We have described below what we believe are our most critical accounting policies.

REVENUE RECOGNITION.  Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured.  Our revenues are earned under time charters or spot market voyage contracts.  Revenue from time charters is earned and recognized on a daily basis.  Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates.  Revenue for spot market voyage contracts is recognized based upon the percentage of voyage completion.  The percentage of voyage completion is based on the number of spot market voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.  We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility.  We have had an excellent collection record during the past seven years.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time.  We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts.  As of December 31, 2008, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history.  We periodically review the adequacy of this reserve so that it properly reflects our collection history.  To the extent that our collection experience warrants a greater reserve we will incur an expense as to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions.  We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

DEPRECIATION AND AMORTIZATION.  We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our double-hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard.  We believe that a 25-year depreciable life for double-hull and double-sided vessels is consistent with that of other ship owners and with its economic useful life.  Depreciation is based on cost less the estimated residual scrap value.  We estimate our residual scrap value per lightweight ton to be $175.  An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods.  An increase in the residual scrap value would decrease the amount of the annual depreciation charge.  A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge.  A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

REPLACEMENTS, RENEWALS AND BETTERMENTS.  We capitalize and depreciate the costs of significant replacements, renewals and betterments to our vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment.  The amount capitalized is based on our judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel.  We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our vessels.  Costs that are not depreciated are written off as a component of direct vessel operating expense during the period incurred.  Expenditures for routine maintenance and repairs are expensed as incurred.  If the amount of the expenditures we capitalize for replacements, renewals and betterments to our vessels were reduced, we would recognize the amount of the difference as an expense.

DEFERRED DRYDOCK COSTS.  Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks.  We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the vessels.

IMPAIRMENT OF LONG-LIVED ASSETS.  We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives.  In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions.  We determine undiscounted projected net operating cash flows for each vessel and compare it to the vessel carrying value.  In the event that impairment occurred, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value.  Various factors including future charter rates and vessel operating costs are included in this analysis.

GOODWILL.  We follow the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, we amortized goodwill. Goodwill as of December 31, 2008 and 2007 was $71.7 million and $1.2 million, respectively.  Based on tests performed, we determined that there was no impairment of goodwill as of December 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157.  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings.  This election is irrevocable.  SFAS 159 is effective for the Company commencing in 2008.  The Company has no plans to apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company will adopt SFAS No. 160 as of January 1, 2009.  The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

Related Party Transactions

During the fourth quarter of 2000, we lent $485,467 to Peter C. Georgiopoulos.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  On February 27, 2009, Mr. Georgiopoulos repaid the full amount of the loan.

During the years ended December 31, 2008, 2007 and 2006, the Company incurred fees for legal services aggregating $51,000, $46,000 and $150,000, respectively, to the father of Peter C. Georgiopoulos.  None of the balance remains outstanding as of December 31, 2008.

In January 2006, the Company repurchased 5,596,853 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $27.61 per share for a total purchase price of $154.5 million.  Stephen A. Kaplan, a member of General Maritime Subsidiary’s board of directors at that time, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2008 and 2007, totaling $0.3 million and $0.3 million respectively.  None of the balance remains outstanding as of December 31, 2008.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2008 and 2007 and 2006, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $175,000 and $167,000 based on actual time spent by the employee.  The balance of  $62,000 remains outstanding as of December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006 Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $1.3 million, $1.2 million and $1.7 million, respectively.  The balance of $16,000 remains outstanding as of December 31, 2008.  During the years ended December 31, 2008 and December 31, 2007, Aegean incurred travel related expenditure for use of the company aircraft totaling $0 and $98,000 respectively.  During July 2006, an investment vehicle controlled by Peter C. Georgiopoulos and John Tavlarios, a member of our board of directors and one of our executive officers, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, the Chief Executive Officer, the President of General Maritime Management LLC, the Chief Financial Officer and the Chief Administrative Officer.  The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company.  The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee.  During the year ended December 31, 2008, Peter C.

Georgiopoulos chartered the Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $318,000 payable directly to the third-party charterer.  During the year ended December 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113,000 directly to the third-party charterer hired by the Company to manage the chartering of the aircraft.  There was no personal usage of the Company’s aircraft incurred from other Company’s executives during the years ended December 2008 and December 2007.  The Company terminated its lease of the aircraft in February 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At December 31, 2008, we had $990.5 million of floating rate debt with a margins over LIBOR of  ranging from 1.00% to 1.25% compared to December 31, 2007 when we had $565 million of floating rate debt with a margin over LIBOR of 0.75%.  As of December 31, 2008, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A one percent increase in LIBOR would increase interest expense on the portion of our $411 million outstanding floating rate indebtedness, which is not hedged, by approximately $4.1 million per year from December 31, 2008.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar.  Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars.  The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners.  During the year ended December 31, 2008, approximately 21% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.3 million for the year ended December 31, 2008.

CHARTER RATE RISK

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels.  Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route.  Our objective would be to hedge and manage market risks as part of our commercial management.  During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  The aggregate notional value of this contract is $6.4 million as of December 31, 2008.  As of December 31, 2008 and 2007, the fair market value of the freight derivative contract resulted in an asset (liability) to the Company of $0.6 million and $(0.1) million, respectively, and a net unrealized and realized gain (loss) of $(9.6) million and $(3.5) million for the years ended December 31, 2008 and 2007, respectively, which is reflected on our statement of operations as Other income (expense).  A 10% increase in the forward BITR from the December 31, 2008 levels would result in a reduction of amounts expected to be received from the counterparty of $0.9 million over the period from January 1, 2009 to June 30, 2009.  A 10% decrease in the specified bunker price forward index from the December 31, 2008 level would result in reduction of amounts expected to be received from the counterparty of $0.2 million over the period from January 1, 2009 to June 30, 2009.

FUEL PRICE RISK

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the year ended December 31, 2008, the Company recognized an unrealized loss of $0.1 million, which is classified as Other income (expense) on the statement of operations.  A 10% decrease in the bunker prices from the December 31, 2008 level would increase the Company’s liability at December 31, 2008 by approximately $0.1 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2009

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in thousands except per share data)

	DECEMBER 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$104,146	$44,526
Due from charterers, net	10,533	10,562
Prepaid expenses and other current assets	26,456	27,385
Derivative asset	568	21
Total current assets	141,703	82,494

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $233,051 and $189,989, respectively	1,319,555	684,019
Vessel construction in progress	—	30,329
Other fixed assets, net	11,507	10,084
Deferred drydock costs, net	18,504	20,209
Deferred financing costs, net	5,296	4,724
Derivative asset	—	246
Other assets	8,998	1,685
Goodwill	71,662	1,245
Total noncurrent assets	1,435,522	752,541
TOTAL ASSETS	$1,577,225	$835,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$55,164	$24,381
Deferred voyage revenue	15,893	10,282
Derivative liability	17,335	839
Total current liabilities	88,392	35,502
NONCURRENT LIABILITIES:
Long-term debt	990,500	565,000
Other noncurrent liabilities	24,717	3,932
Derivative liability	17,817	1,944
Total noncurrent liabilities	1,033,034	570,876
TOTAL LIABILITIES	1,121,426	606,378
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 57,850,528 and 42,919,583 shares at December 31, 2008 and December 31, 2007, respectively	579	430
Paid-in capital	474,424	230,639
Retained earnings	—	—
Accumulated other comprehensive loss	(19,204)	(2,412)
Total shareholders’ equity	455,799	228,657
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,577,225	$835,035

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands except per share data)

	2008	2007	2006
VOYAGE REVENUES:
Voyage revenues	$326,068	$255,015	$325,984
OPERATING EXPENSES:
Voyage expenses	54,404	38,069	80,400
Direct vessel expenses	63,556	48,213	47,472
Other expense	—	—	2,430
General and administrative	80,285	46,920	44,787
Depreciation and amortization	58,037	49,671	42,395
Loss (gain) on sale of vessels and equipment	804	417	(46,022)
Total operating expenses	257,086	183,290	171,462
OPERATING INCOME	68,982	71,725	154,522
OTHER INCOME (EXPENSE):
Interest income	1,099	2,482	5,620
Interest expense	(29,388)	(25,541)	(4,165)
Other income (expense)	(10,886)	(4,127)	854
Net other income (expense)	(39,175)	(27,186)	2,309
Net income	$29,807	$44,539	$156,831

Earnings per common share:
Basic	$0.76	$1.09	$3.72

Diluted	$0.73	$1.06	$3.63

Weighted average shares outstanding- basic	39,463,257	40,739,766	42,172,224

Weighted average shares outstanding- diluted	40,561,633	41,825,061	43,171,353

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands except per share data)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total

Balance as of January 1, 2006	$509	$428,210	$547,406	$—		$976,125

Net income			156,831		$156,831	156,831
Exercise of stock options	7	757				764
Issuance of 296,700 shares of restricted stock, net of forfeitures	4	(4)				—
Acquisition and retirement of 8,158,071 shares of common stock	(80)		(218,993)			(219,073)
Cash dividends paid			(160,440)			(160,440)
Restricted stock amortization, net of forfeitures		9,706				9,706
Balance at December 31, 2006	440	438,669	324,804	—		763,913

Comprehensive income:
Net income			44,539		$44,539	44,539
Unrealized derivative loss on cash flow hedge				(2,412)	(2,412)	(2,412)
Comprehensive income					$42,127

Exercise of stock options		123				123
Issuance of 634,774 shares of restricted stock, net of forfeitures	7	(7)				—
Acquisition and retirement of 1,811,144 shares of common stock	(18)	(32,639)				(32,657)
Cash dividends paid		(190,780)	(364,723)			(555,503)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)			—
Restricted stock amortization, net of forfeitures		10,654				10,654
Balance at December 31, 2007	430	230,639	—	(2,412)		228,657

Comprehensive income:
Net income			29,807		$29,807	29,807
Unrealized derivative loss on cash flow hedge				(17,597)	(17,597)	(17,597)
Foreign currency translation gains				805	805	805
Comprehensive income					$13,015

Exercise of stock options		49				49
Acquisition and retirement of 953,142 shares of common stock	(10)	(16,369)				(16,379)
Issuance of 15,500,000 shares of common stock in exchange for all of Arlington Tankers shares	155	281,413				281,568
Issuance of 380,937 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(32,726)	(29,807)			(62,533)
Restricted stock amortization, net of forfeitures		11,422				11,422
Balance at December 31, 2008	$579	$474,424	$—	$(19,204)		$455,799

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands)

	2008	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$29,807	$44,539	$156,831
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of vessels and equipment	804	417	(46,022)
Depreciation and amortization	58,037	49,671	42,395
Amortization of deferred financing costs	1,089	959	—
Restricted stock compensation expense	11,422	10,654	9,706
Net unrealized (gain) loss on derivative financial instruments	(540)	2,284	—
Bad debts	514	—	—
Changes in assets and liabilities:
Decrease in due from charterers	752	2,726	33,993
Decrease (increase) in prepaid expenses and other current and noncurrent assets	3,350	(10,953)	14,954
Increase (decrease) in other current and noncurrent liabilities	16,063	5,518	(16,520)
Increase in deferred voyage revenue	2,904	1,833	6,309
Deferred drydock costs incurred	(9,787)	(11,815)	(11,929)
Net cash provided by operating activities	114,415	95,833	189,717

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Payments for vessel construction in progress	(33,885)	(80,061)	(50,602)
Purchase of other fixed assets	(5,164)	(4,455)	(5,035)
Arlington merger closing costs, net of cash held by Arlington	7,529	—	—
Payments for vessels	(139,562)	—	—
Proceeds from sale of vessels	—	—	340,901
Net cash (used) provided by investing activites	(171,082)	(84,516)	285,264

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilitities	226,000	570,000	175,000
Repayments on revolving credit facilities	(30,000)	(55,000)	(260,000)
Deferred financing costs paid	(1,661)	(1,214)	(728)
Cash dividends paid	(62,533)	(555,503)	(160,440)
Payments to acquire and retire common stock	(16,379)	(32,657)	(219,073)
Proceeds from exercise of stock options	49	123	764
Payments to retire Senior Notes	—	—	(20)
Net cash provided (used) by financing activities	115,476	(74,251)	(464,497)

Effect of exchange rate changes on cash balances	811	—	—

Net increase (decrease) in cash	59,620	(62,934)	10,484
Cash, beginning of the year	44,526	107,460	96,976
Cash, end of year	$104,146	$44,526	$107,460

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$27,608	$24,296	$4,168
Transfer from Vessel construction in progress to Vessel	$63,794	$127,885	$61,671
Restricted stock granted to employees (net of forfeitures)	$3,996	$12,142	$10,383
Restricted stock granted in lieu of cash dividends	$—	$4,620	$—

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE, PER DAY AND PER TON DATA)

1.                        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.  General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and product carrier vessels. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between two to ten weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.

BASIS OF PRESENTATION.  On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Combination”). As a result of the Arlington Combination, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company. In addition, upon the consummation of the Mergers, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

BUSINESS GEOGRAPHICS.  Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

SEGMENT REPORTING.  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of crude oil and petroleum products with its fleet of vessels.

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2008 and 2007, the Company has a reserve of approximately $510 and $424, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  During the year ended December 31, 2006, all asserted performance claims aggregating $11,750 were settled and paid.  The Company has determined that there are no unasserted claims on any of its time charters since that time; accordingly, there is no reserve as of December 31, 2008 and 2007.

VESSELS, NET.  Vessels, net is stated at cost less accumulated depreciation. Included in vessel costs are acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard.  In addition, the Company estimates residual value of its vessels to be $175/LWT.

Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Undepreciated cost of any asset component being replaced is written off as a component of Loss (gain) on sale of vessels and vessel equipment operating expense. Expenditures for routine maintenance and repairs are expensed as incurred.

CONSTRUCTION IN PROGRESS.  Construction in progress represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2008, 2007 and 2006, the Company capitalized $119, $2,385 and $3,571, respectively, of interest expense. As of December 31, 2008, the entire balance of this account has been reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

REPLACEMENTS, RENEWALS AND BETTERMENTS.  The Company capitalizes and depreciates the costs of significant replacements, renewals and betterments to its vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment.  The amount capitalized is based on management’s judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel.  Costs that are not depreciated are written off as a component of direct vessel operating expense during the period incurred.  Expenditures for routine maintenance and repairs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future charter rates and vessel operating costs are included in this analysis.

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2008, 2007 and 2006, amortization was $11,493, $10,178 and $6,145, respectively. Accumulated amortization as of December 31, 2008 and 2007 was $22,176 and $11,596, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization was $1,089, $959 and $722 for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated amortization as of December 31, 2008 and 2007 was $2,873 and $1,783, respectively.

GOODWILL.  The Company follows the provisions for SFAS No. 142 “Goodwill and Other Intangible Assets.”  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. Goodwill as of December 31, 2008 and 2007 was $71,662 (see Note 2) and $1,245, respectively.  Based on tests performed, the Company determined that there was no impairment of goodwill as of December 31, 2008 and 2007.

INCOME TAXES.  The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code, the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. Therefore, no provision for income taxes is required. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.  This Interpretation does not have a material effect on the Company’s consolidated financial statements.

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned in the appropriate future periods.

COMPREHENSIVE INCOME.  The Company follows Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income, foreign currency translation gains and losses, and unrealized gains and losses related to our interest rate swaps.

STOCK BASED COMPENSATION.  Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application (See Note 18 for impact of adopting SFAS 123R.) Accordingly, prior period amounts have not been restated. Pursuant to the adoption of SFAS 123R, unamortized restricted stock is now classified as a component of Paid-in capital in Shareholders’ equity.

ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel and drydock valuations and the valuation of amounts due from charterers.  Actual results could differ from those estimates.

EARNINGS PER SHARE.  Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year.  Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Combination, the weighted average number of common shares outstanding during the year have been retroactively adjusted to reflect the exchange had it occurred on January 1, 2006.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  The estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2008 and 2007 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to interest rate swaps described below, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses, (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market and (d) rising interest rates which would increase interest expense on the Company’s outstanding borrowings. Except for its interest rate swap, described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as a Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to the impact of interest rate changes.  The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flow in relation to outstanding borrowings.  These borrowings are subject to a variable borrowing rate. The Company uses a forward starting pay-fixed receive-variable interest rate swap to manage future interest costs and the risk associated with changing interest rate obligations.  These swaps are designated as cash flow hedges of future variable rate interest payments and are tested for effectiveness on a quarterly basis.

The differential to be paid or received for the effectively hedged portion of any swap agreement is recognized as an adjustment to interest expense as incurred.  Additionally, the changes in value for the portion of the swaps that are effectively hedging future interest payments are reflected as a component of OCI.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of December 31, 2008, the Company is party to pay-fixed interest rate swap agreements that expire between 2010 and 2013 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized a charge to other comprehensive loss (OCI) of $17,597, $2,412 and $0, respectively.  The aggregate liability in connection with a portion of the Company’s interest rate swaps as of December 31, 2008 and 2007 was $35,020 and $2,461, respectively, and is presented as Derivative liability on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 40.8% and 39.5%, respectively, of its revenues from one customer during the years ended December 31, 2008 and 2007, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2008.

The Company maintains substantially all of its cash with three high-credit quality financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by this financial institution.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statement of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2008, 2007 and 2006,  transactions denominated in foreign currencies  resulted in increases (decreases) in general and administrative expenses of $72, $114 and $79, respectively, and increases in other expense (income) of $0, $(198), $(628), respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 is effective for the Company commencing in 2008.  The Company does not apply SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

2.                        ARLINGTON ACQUISITION

On August 5, 2008, General Maritime Subsidiary entered into a merger agreement with Arlington in order to increase the size of the Company’s fleet and increase the percentage of its vessels on time charter.  The merger was consummated on December 16, 2008 at which time the Company issued 15.5 million shares of its common stock in exchange for the 15.5 million shares owned by Arlington shareholders.  The shares issued were valued pursuant to SFAS No. 141, which required the Company to use the market price of General Maritime Subsidiary common shares over a reasonable period of time before and after the terms of the merger were agreed upon which was determined to be the average closing price of General Maritime Subsidiary common shares for a period of two days before and two days after August 6, 2008 (date of announcement of the merger).  Consequently, the value of the shares issued by the Company to acquire Arlington was $281,568.  This amount, together with approximately $8,216 of closing costs incurred by the Company to effect the merger, represents the total amount paid for Arlington.  A summary of the consideration paid, the fair value of the net assets acquired and resulting goodwill is as follows:

Consideration paid:
Common stock issued	$281,568
Merger related closing costs	8,216
289,784

Fair value of net assets acquired:
Cash	14,898
Prepaid expenses	222
Due from charterers	1,237
Vessels	476,000
Other assets	9,512
Accrued expenses	(12,652)
Deferred voyage revenue	(2,707)
Long-term debt	(229,500)
Derivitave liability	(15,054)
Other liabilities	(22,590)
Fair value of net assets acquired	219,366
Goodwill	$70,418

Goodwill arose as a result of the decline in the fair value of the vessels acquired during the period between the date on which the merger was agreed to and the date on which the merger was actually consummated.

Pro forma income statement data for the years for the years ended December 31, 2008 and 2007 is presented below and give effect to the Arlington Combination had it taken place on January 1, 2007:

	Year ended December 31,
	2008	2007
	(unaudited)	(unaudited)

Revenue	$394,197	$325,214
Income before extraordinary items	62,476	49,544
Net income	62,476	49,544

Basic earnings per share	$1.15	$0.88

The pro forma income statements above exclude non-recurring items such as the $22,000 compensation accruals for the cash payment to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with the Company in connection with the Company’s executive transition plan and the cash payment in lieu of a bonus of $8,000 paid to Mr. Georgiopoulos pursuant to the executive transition plan and approximately $10,165 of costs incurred by Arlington pursuant to the Arlington Combination, inclusive of severance costs.

3.                        CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Other fixed assets, and costs of effecting the Arlington Combination of approximately $550, $307 and $846, respectively, for the year ended December 31, 2008.  The fair value of the net assets of Arlington that the Company acquired on December 16, 2008 in exchange for common stock of the Company valued at $281,568 is a non-cash transaction and the composition of those net assets is shown in Note 2.

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $63, $422 and $982, respectively, for the year ended December 31, 2007.

4.                        VESSEL ACQUISITIONS/DELIVERIES

In March 2004, the Company agreed to acquire three Aframax vessels, two Suezmax vessels, four newbuilding Suezmax contracts and a technical management company from an unaffiliated entity for cash. The three Aframax vessels, two Suezmax vessels and the technical management company were acquired between April and June 2004. The four newbuilding Suezmax contracts were acquired in July 2004. The purchase price of these assets was approximately $248,100, which were financed through cash on hand and borrowings under the Company’s then existing revolving credit facilities. This $248,100 purchase price was allocated as follows:  $180,599 for the five vessels, $67,242 for the four newbuilding Suezmax contracts and $266 for the technical management company the net assets of which are comprised of $107 of cash, other current assets of $738, noncurrent assets of $82 and current liabilities of $661. In addition, $8,777 was paid to the shipyard as an installment on the construction price of the four newbuilding contracts.

Through December 31, 2008, the Company has taken delivery of all of these four newly-constructed Suezmax tankers.  Capitalized costs of these vessels over their construction periods, inclusive of capitalized interest, were $253,350.  These four vessels are part of the 21 vessels that collateralize the Company’s 2005 Credit Facility (see Note 10).

During the fourth quarter of 2008, the Company acquired two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.

Pursuant to the merger with Arlington on December 16, 2008 (see Note 2), the Company acquired the two VLCCs, two Panamax vessels and four product carrier vessels.  These eight vessels collateralize the RBS Facility (see Note 10).

5.                        EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Combination, the weighted average number of common shares outstanding during the year has been retroactively adjusted to reflect the exchange had it occurred on January 1, 2006. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2008, 2007 and 2006, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2008	2007	2006

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	39,463,257	40,739,766	42,172,224

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	39,463,257	40,739,766	42,172,224
Stock options	1,097	5,814	59,785
Restricted stock awards	1,097,279	1,079,481	939,344

Weighted average common shares outstanding, diluted	40,561,633	41,825,061	43,171,353

During January 2008, the Company repurchased and retired 953,142 shares of its common stock for $16,379.

6.                        SALE OF VESSELS AND OFFICE CLOSINGS

Sale of Vessels

During the year ended December 31, 2006, in order to reduce the average age of the Company’s fleet, the Company sold nine Aframax OBO vessels, three single-hull Suezmax vessel and one double-sided Aframax vessel for aggregate net proceeds of $340,901, and a net gain on sale of vessels of $46,022.

Office Closings

On February 10, 2006, the Company signed agreements to sell nine OBO Aframax vessels. In connection with that decision, the Company determined one technical management office outside the U.S. would adequately service its current fleet and as such decided to cease its technical management operations at its office in Piraeus, Greece, operated by General Maritime Management (Hellas) Ltd.

This office ceased its vessel operations during May 2006.  The Company incurred approximately $1,300 of costs in connection with its closure during the year ended December 31, 2006, which has been classified as a component of general and administrative expense on the Company’s statement of operations.  All of these costs have been paid as of December 31, 2006.

During February 2007, the Company decided to close its office in London, England, operated by General Maritime Management (UK) LLC, which provides commercial management services for the Company’s vessels, due to a large increase in the percentage of the fleet that is on long-term time charter. This office ceased its commercial management activities during March 2007. The cost of closing this office, which was classified as a component of general and administrative expense, was approximately $160, and was substantially attributable to employee severance costs which were paid during March 2007. The Company closed this office during 2008.

7.                        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2008	December 31, 2007
Bunkers and lubricants inventory	$6,678	$6,148
Insurance claims receivable	11,999	11,234
Prepaid insurance	2,294	2,242
Other	5,485	7,761
Total	$26,456	$27,385

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects to recover from insurance.

8.                        OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2008	December 31, 2007
Other fixed assets:

Furniture, fixtures and equipment	$4,111	$4,246
Vessel equipment	13,144	8,750
Computer equipment	1,202	1,186
Other	71	—
Total cost	18,528	14,182

Less: accumulated depreciation	7,021	4,098
Total	$11,507	$10,084

9.                        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$7,314	$9,575
Accrued operating	36,518	8,650
Accrued administrative	11,332	6,156
Total	$55,164	$24,381

10.                 LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	December 31, 2007
2005 Credit Facility	$761,000	$565,000
RBS Facility	229,500	—
Total	$990,500	$565,000
Less: Current portion of long-term debt	—	—
Long-term debt	$990,500	$565,000

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Combination and the Company was added as a loan party. The 2005 Credit Facility was used to refinance its then existing term borrowings.  The 2005 Credit Facility, which has been amended and restated on various dates through February 24, 2009, provides a total commitment of $900,000.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends with respect to fiscal quarters on or after March 31, 2007, limited to $0.37 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150,000 plus 50% of cumulative net excess cash flow after January 1, 2007. In addition, the amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. In addition, the Company will not permit its net debt to EBITDA ratio to be greater than 5.5:1.00 on the last day of any fiscal quarter at any time beginning April 1, 2007.

On February 24, 2009, the Company amended the 2005 Credit Facility to accelerate the $50,063 amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

As of December 31, 2008, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

The 2005 Credit Facility, as amended and restated, provides a four year nonamortizing revolving loan with semiannual reductions of $50,063 and a bullet reduction of $599,625 at the end of year seven. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of December 31, 2008, the Company has outstanding letters of credit aggregating $6,008 which expire between March 2009 and December 2009, leaving $43,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of December 31, 2008 and 2007, $761,000 and $565,000, respectively, of the facility is outstanding. The facility is collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of December 31, 2008 of $776,249, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business.  Until such time as the Merger has been consummated, any determination of Consolidated EBITDA shall give pro forma effect to the Merger as if it had occurred on the first day of the respective Test Period but without taking into account any pro forma cost savings and expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

Interest rates during the year ended December 31, 2008 ranged from 1.50% to 5.63% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $475,040 as of December 31, 2008, assignment of earnings and insurances and the Company’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

The term loan agreement provides that if at any time the aggregate fair value of the Arlington Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the  aggregate total assets of Arlington and the eight subsidiaries that own the Arlington Vessels (adjusted to give effect to the market value of the vessels) less total liabilities of these nine entities is equal to or greater than 30% of such total assets and (2) these nine entities have positive working capital. In addition, if the aggregate value of the Arlington Vessels collateralizing this loan is less than 140% of the aggregate of the loan, these nine entities may not pay any dividend or make any other form of distribution or effect any form of redemption, purchase or return of share capital.

As of December 31, 2008, the Company is in compliance with all of the financial covenants under the RBS Facility.

During the years ended December 31, 2008 and 2007, the Company paid dividends of $62,533 and $555,503, respectively.  Included in the dividends paid during the year ended December 31, 2007 is a special dividend of $11.19 per share of $486,491.

A repayment schedule of outstanding borrowings at December 31, 2008 is as follows:

	Year ending December 31,
	2009	2010	2011	2012	Total
2005 Credit Facility	$—	$11,187	$100,125	$649,688	$761,000
RBS Facility	—	—	229,500	—	229,500
Total	$—	$11,187	$329,625	$649,688	$990,500

Interest Rate Swap Agreements

On December 31, 2008, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The changes in the notional principal amounts of the swaps during the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Notional principal amount, beginning of year	$100,000	$—	$19,500
Additions	479,500	100,000	—
Amortization of swaps	—	—	(19,500)

Notional principal amount, end of the year	$579,500	$100,000	$—

Interest expense pertaining to interest rate swaps for the years ended December 31, 2008, 2007 and 2006 was $1,853, $(122) and $0, respectively.

The Company would have paid approximately $35,020 to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2008. This fair value is based upon estimates received from financial institutions.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $29,388, $25,540 and $4,166 for the years ended December 31, 2008, 2007 and 2006, respectively.

11.                 DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 10), the Company is party to the following derivative financial instruments:

Foreign currency.  On July 19, 2005, the Company entered into a forward contract to acquire 5 million Euros on January 17, 2006 for $6,033. Changes in the fair value of this forward contract subsequent to the date on which the

Company entered into the contract (at which time the fair value was $0) was recorded as Other income (expense) on the Company’s statement of operations. The Company entered into this contract to guard against weakening in the dollar against the Euro. As of December 31, 2005, the Company has recorded a liability of $126 related to the fair market value of this derivative financial instrument. The Company has recorded an aggregate net unrealized gain (loss) of $126 and $(126), for the years ended December 31, 2006 and 2005, which is classified as Other income (expense) on the statement of operations.

On October 29, 2007, the Company entered into two call options to purchase at $1.45 per Euro one million Euros on January 16, 2008 and one million Euros on April 16, 2008.  The Company paid an aggregate of $39 for these options.  As of December 31, 2007, the fair value of these options based on the exchange rate on that date resulted in an asset of $21 which is recorded as Derivative asset on the Company’s balance sheet.  The related unrealized gain for the year ended December 31, 2007 of $21 is classified as Other income (expense) on the statement of operations.

The Company paid an aggregate of $126 for options to purchase Euros during the year ended December 31, 2008, which is recorded as a realized loss and is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  During the year ended December 31, 2008, the Company recognized a realized gain of $164, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of December 31, 2008.  During the year ended December 31, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the statement of operations.

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the year ended December 31, 2008, the Company recognized an unrealized loss of $132, which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During the years ended December 31, 2006 and 2005, the Company has taken net short positions in freight derivative contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. These freight derivative contracts involve contracts to provide a fixed number of theoretical voyages at fixed rates.  These contracts net settle each month with the Company receiving a fixed amount per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and, under certain contracts, a specified bunker price index.  The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

During September and October 2005, the Company entered into four freight derivative contracts which expired in December 2005. These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly BITR. The Company had taken short positions in these contracts, which reduced a portion of the Company’s exposure to the spot charter market by creating synthetic time charters.

At December 31, 2005, these contracts had no aggregate notional value, because they expired on December 31, 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of December 31, 2005, the Company has recorded a liability of $294 related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized loss of $849, for the year ended December 31, 2005, which is classified as Other income (expense) on the statement of operations.

During November 2007, the Company entered into three freight derivative contracts which expire on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2008, these freight derivatives had an aggregate notional value of $0, because they expired on that date. The net fair value of $737 at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $1,228 and $737 for the years ended December 31, 2008 and 2007, respectively.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2008 and 2007, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset (liability) to the Company of $568 and $(76), respectively.  The Company recorded an unrealized gain (loss) of $644, ($2,256) and $2,180 for the years ended December 31, 2008, 2007 and 2006, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $10,217, $1,247 and $2,073 for the years ended December 31, 2008, 2007 and 2006, respectively, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	December 31, 2008				December 31, 2007
	Interest Rate Swap	Freight Derivative	Bunker Derivative	Total	Interest Rate Swap	Freight Derivative	Currency Options	Total

Current asset	$—	$568	$—	$568	$—	$—	$21	$21
Noncurrent asset	—	—	—	—	—	246	—	246
Current liability	(17,203)	—	(132)	(17,335)	(517)	(322)	—	(839)
Noncurrent liability	(17,817)	—	—	(17,817)	(1,944)	—	—	(1,944)

	$(35,020)	$568	$(132)	$(34,584)	$(2,461)	$(76)	$21	$(2,516)

12.                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008	December 31, 2007
Cash	$104,146	$44,526
Floating rate debt	990,500	565,000
Derivative financial instruments (See Note 10)	(34,584)	(2,516)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers. The fair value of the currency options is based on the exchange rates at the end of the year.

The Company’s derivative instruments include pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore are considered level 2 items.  Also, the Company’s freight derivative values and one of its bunker derivatives are based on quoted rates on the BITR and are therefore considered level 2 items.  The fair value of the currency options is based on the exchange rates at the end of the year.

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing levels as of the valuation dates listed:

	December 31, 2008
		Significant Other	Significant Other
		Observable Inputs	Observable Inputs
	Total	(Level 2)	(Level 3)
Derivative instruments — asset position	$568	$568	$0
Derivative instruments — liability position	35,152	35,020	132

A reconciliation of fuel derivatives which are based on Level 3 inputs for the year ended December 31, 2008 is as follows:

Fair value, January 1, 2008	$—
Fair value, December 31, 2008	(132)
Unrealized loss	(132)
Realized gain, cash settlements received	155
Total net gain, recorded as Other expense	$23

13.                 REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2008, 2007 and 2006 was $209,494, $161,542 and $60,613, respectively. Future minimum rental receipts, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts, as of December 31, 2008 will be $229,638, $53,961 and $7,116 during 2009, 2010 and 2011, respectively.

14.                 LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease has a term of five years and requires monthly payments by the Company of $125.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $973, $980 and $876 of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from

October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $1,255, $1,255 and $1,138 of expense associated with this lease.

Future minimum rental payments on the above leases for the next five years are as follows: 2009-$1,442, 2010- $1,344, 2011-$1,426, 2012- $1,426, 2013-$1,426 thereafter - $10,177.

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of December 31, 2008 that will expire in 2009, 2010, and 2011 are $19,581, $9,366 and $2,571, respectively.  If the option periods are extended by the charterer of the Company’s Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

15.                 SIGNIFICANT CUSTOMERS

For the year ended December 31, 2008 and 2007, the Company earned $132,990 and $100,725, respectively, from one customer which represented 40.8% and 39.5% of voyage revenues, respectively.  For the year ended December 31, 2006, the Company did not earn 10% or more of its voyage revenues from any single customer.

16.                 RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the fourth quarter of 2000, The Company loaned $486 to Peter C. Georgiopoulos.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  The full amount of this loan was repaid by Mr. Georgiopoulos on February 27, 2009.

During the years ended December 31, 2008, 2007 and 2006, General Maritime Subsidiary incurred fees for legal services aggregating $51, $46 and $150, respectively, to the father of Peter C. Georgiopoulos. None of the balance remains outstanding as of December 31, 2008.

In January 2006, the Company repurchased 5,596,853 shares of our common stock from OCM Principal Opportunities Fund, L.P. (“OCM”) in a privately negotiated transaction at $27.61 per share for a total purchase price of $154,540. Stephen A. Kaplan, a member of General Maritime Subsidiary’s board of directors at that time, serves as a principal and portfolio manager of Oaktree Capital Management LLC, which is the general partner of OCM.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2008 and 2007, totaling $337 and $248, respectively. None of the balance remains outstanding as of December 31, 2008.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2008 and 2007, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $175 and $167 based on actual time spent by the employee. The balance of $62 remains outstanding as of December 31, 2008.

During the years ended December 31, 2008, 2007 and 2006 Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,320, $1,190 and $1,682, respectively, The balance of $16 remains outstanding as of December 31, 2008. During the years ended December 31, 2008 and December 31, 2007, Aegean has incurred travel related expenditure for use of the Company aircraft totaling $0 and $98 respectively. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the board of directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/ Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the former Chief Executive Officer (current Chairman of the Board of Directors), the former President of General Maritime Management LLC (current President of General Maritime Corporation), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the year ended December 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $318 payable directly to the third-party charterer.  During the year ended December 31, 2007, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $113 payable directly to the third-party charterer hired by the Company to manage the chartering of the aircraft. There was no personal usage of the Company’s aircraft incurred from other Company’s executives during the years ended December 2008 and December 2007.  The Company terminated its lease of the aircraft as of February 9, 2009.

17.                 SAVINGS PLAN

In November 2001, General Maritime Subsidiary established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements.  The Company assumed the obligations of General Maritime Subsidiary under the Plan during December 2008. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During 2008, 2007 and 2006, the Company’s matching contribution to the Plan was $336, $320 and $347, respectively.

18.                 STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, General Maritime Subsidiary adopted the General Maritime Corporation 2001 Stock Incentive Plan.  On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Combination. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock, which issuances are summarized below. Upon the granting of stock options and restricted stock, the Company allocates new shares from its reserve of authorized shares to employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended.

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

During 2001, 2002, 2003 and 2004, the Company granted to its officers, directors and employees options to purchase 1,152,400, 192,290, 119,260 and 26,800 shares of common stock, respectively. The exercise prices for these stock options granted in 2001, 2002 and 2004 were $13.43 per share, $4.52 per share and $16.84 per share, respectively. The exercise prices for stock options granted in 2003 ranged from $6.51 per share to $10.88 per share. These options generally vest over a four year period.

During 2002, 790,600 stock options granted in 2001 were surrendered. During 2003, 67,000 stock options granted during 2002 were forfeited.

Until December 31, 2005, the Company followed the provisions of APB 25 to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted, so the intrinsic value is $0. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. Estimated life of options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility as calculated using various data points during the period between the Company’s initial public offering date and the date of grant. Risk free interest is based on the U.S. Treasury yield curve in effect at the time of grant. These options were valued based on the following assumptions: an estimated life of five years for all options granted, volatility of 53%, 47%, 63% and 54% for options granted during 2004, 2003, 2002 and 2001, respectively, risk free interest rate of 3.85%, 3.5%, 4.0% and 5.5% for options granted during 2004, 2003, 2002 and 2001, respectively, and no dividend yield for any options granted because, as of the grant dates, the Company had not paid any dividends. The fair value of the 1,152,400 options to purchase common stock granted on June 12, 2001 was $6.34 per share.

The fair value of the 192,290 options to purchase common stock granted on November 26, 2002 was $2.55 per share. The fair value of the 67,000, 16,750 and 38,860 options to purchase common stock granted on May 5, 2003, June 5, 2003 and November 12, 2003 was $2.95 per share, $3.37 per share, and $4.93 per share, respectively. The fair value of the 26,800 options to purchase common stock granted on May 20, 2004 was $8.37 per share.

Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application. Accordingly, prior period amounts have not been restated.

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123. During the years ended December 31, 2008, 2007 and 2006, the adoption of FAS 123R resulted in incremental stock-based compensation expense of $5, $28 and $81, respectively, which reduced net income for by this amount and reduced basic earnings per share by $0, $0 and $0.01, respectively.

As of December 31, 2008, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes all stock option activity through December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2006	117,116	$10.27	$5.06

Granted	—
Exercised	(81,606)	$9.33	$4.57
Forfeited	(11,725)	$13.10	$6.40
Outstanding, December 31, 2006	23,785	$12.10	$5.87

Granted	—
Exercised	(11,223)	$11.42	$5.43
Forfeited	(2,680)	$4.52	$2.56
Outstanding, December 31, 2007	9,883	$14.93	$7.27

Granted	—
Exercised	(3,183)	$14.02	$6.74
Forfeited	—
Outstanding, December 31, 2008	6,700	$15.35	$7.51

A summary of the activity for nonvested stock option awards during the year ended of December 31, 2008 is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise Price	Fair Value

Outstanding and nonvested, January 1, 2008	5,025	$16.84	$8.37

Granted	—	—	—
Vested	(5,025)	$16.84	$8.37
Forfeited	—	$—	$—

Outstanding and nonvested, December 31, 2008	—	n/a	n/a

The following table summarizes certain information about stock options outstanding as of December 31, 2008 (all of which are expected to vest):

	Options Outstanding, December 31, 2008			Options Exercisable, December 31, 2008
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$ 10.88	1,675	$10.88	4.8	1,675	$10.88
$ 16.84	5,025	$16.84	5.4	5,025	$16.84

	6,700	$15.35	5.3	6,700	$15.35

Restricted Stock

During 2002, 2003 and 2005, the Company granted 837,500, 207,700 and 1,469,712 restricted shares, respectively, to certain officers and employees of the Company. The restrictions on the shares granted in 2002 lapse seven years after the grant date; the restrictions on the shares granted in 2003 and 2005 lapse either: (a) ratably over periods from four to five years from date of grant (b) approximately one year from date of grant or (c) approximately ten years from date of grant. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

On May 18, 2006, the Company granted a total of 12,864 shares of restricted common stock to four of the Company’s independent Directors. Restrictions on the restricted stock lapsed on May 16, 2007. The foregoing grants were subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On October 23, 2006, the Company granted 3,216 shares of restricted common stock to one of the Company’s independent Directors.  Restrictions on the restricted stock lapsed on May 16, 2007. The foregoing grants were subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On December 18, 2006, the Company made grants of restricted common stock in the amount of 412,720 shares to certain officers and employees of the Company.  Of this total, 201,000, 26,800 and 13,400 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 40,200 restricted shares were granted to the president of GMM.  The remaining 131,320 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 201,000 shares granted to the CEO of the Company will lapse on November 15, 2016. The restrictions on 93,800 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2007 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2011.  The restrictions on the remaining 117,920 shares will lapse as to 25% of these shares on November 15, 2007 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2010.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements. Because this April 2, 2007 grant was made pursuant to a modification in which there was no incremental compensation cost as calculated under the provisions of SFAS No. 123R, this grant resulted in no additional future compensation cost associated with amortization of restricted stock awards.

On April 2, 2007, the Company granted 214,327 shares of restricted common stock to holders of the 412,720 restricted shares granted on December 18, 2006.  This grant was made to these holders in lieu of the Company paying in cash the $11.19 per share special dividend applicable to such shares.  This dividend was paid to all other shareholders during March 2007.  The restrictions on these shares lapsed on the same schedule as the December 18, 2006 grant.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements. Because this April 2, 2007 grant was made pursuant to a modification in which there was no incremental compensation cost as calculated under the provisions of SFAS No. 123R, this grant resulted in no additional future compensation cost associated with amortization of restricted stock awards.

On June 29, 2007, the Company granted a total of 21,775 shares of restricted common stock to the Company’s five independent Directors. Restrictions on the restricted stock will lapse, if at all, on June 29, 2008 or the date of the Company’s 2008 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On December 21, 2007, the Company made grants of restricted common stock in the amount of 619,080 shares to certain officers and employees of the Company.  Of this total, 321,600, 40,200 and 20,100 restricted shares were granted to the CEO, chief financial officer and chief administrative officer, respectively, of the Company and 64,320 restricted shares were granted to the president of GMM.  The remaining 172,860 restricted shares were granted to other officers and employees of the Company and GMM. The restrictions on the 321,600 shares granted to the CEO of the Company will lapse on November 15, 2017. The restrictions on 155,440 shares (including shares granted to individuals named above, exclusive of the CEO) will lapse as to 20% of these shares on November 15, 2008 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2012. The restrictions on the remaining 142,040 shares will lapse as to 25% of these shares on November 15, 2008 and as to 25% of these shares on

November 15 of each of the three years thereafter, and will become fully vested on November 15, 2011. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

On May 14, 2008, the Company granted a total of 17,420 shares of restricted common stock to the Company’s four independent Directors. Restrictions on the restricted stock will lapse, if at all, on May 14, 2009 or the date of the Company’s 2009 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

On December 15, 2008, the Company made grants of restricted common stock in the amount of 165,490 shares to employees of the Company.  The restrictions on 26,800 shares will lapse as to 20% of these shares on November 15, 2009 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2013. The restrictions on the remaining 138,690 shares will lapse as to 25% of these shares on November 15, 2009 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2012. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

On December 23, 2008, the Company made grants of restricted common stock in the amount of 203,680 shares to officers of the Company and 7,555 shares to two of the Company’s independent Directors who were not granted shares on May 14, 2008.  The restrictions on 203,680 shares granted to officers will lapse as to 20% of these shares on November 15, 2009 and as to 20% of these shares on November 15 of each of the four years thereafter, and will become fully vested on November 15, 2013. The restrictions on the 7,555 shares granted to the two Directors will lapse, if at all, on May 14, 2009 or the date of the Company’s 2009 Annual Meeting of Shareholders, whichever occurs first.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2008, 2007 and 2006 is $10.85, $19.75 per share and $26.51 per share, respectively.

A summary of the activity for restricted stock awards during the year ended of December 31, 2008 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2001	3,227,007	$21.61

Granted	394,145	$10.85
Vested	(267,939)	$25.22
Forfeited	(13,208)	$24.61

Outstanding and nonvested, December 31, 2008	3,340,005	$20.04

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Restricted Stock Grant Date:

November 26, 2002	$493	$—	$—	$—	$—	$—	$493
February 9, 2005	952	738	738	739	738	646	4,551
April 5, 2005	1,749	1,749	1,749	1,753	1,748	1,749	10,497
December 21, 2005	1,418	1,101	974	976	974	1,824	7,267
December 18, 2006	1,269	893	628	541	539	1,551	5,421
December 21, 2007	2,016	1,412	1,011	728	620	2,406	8,193
May 14, 2008	100	—	—	—	—	—	100
December 15, 2008	932	480	258	111	11	—	1,792
December 23, 2008	995	507	305	172	71	—	2,050

Total by year	$9,924	$6,880	$5,663	$5,020	$4,701	$8,176	$40,364

As of December 31, 2008 and 2007, there was $40,364 and $47,785, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2007, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.9 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2008, 2007 and 2006 was $11,417, $10,627 and $9,625, respectively.

19.                 STOCK REPURCHASE PROGRAM

In October 2005, General Maritime Subsidiary’s Board of Directors approved a share repurchase program for up to a total of $200,000 of its common stock. In February 2006, General Maritime Subsidiary’s Board approved an additional $200,000 for repurchases of its common stock under the share repurchase program.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107,119, of which $107,119 was available as of December 31, 2008.  The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to restrictions under our 2005 Credit Facility.

Through December 31, 2008, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.  As of December 31, 2008, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

20.                 LEGAL PROCEEDINGS

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis.  During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  The Company has denied any wrongdoing in this matter by it or any of its employees.  On September 26, 2006, the Company received a letter from the U.S. Department of Justice stating that it may seek an indictment against the Company’s General Maritime Management LLC subsidiary in connection with its investigation.  Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter.  Currently, no charges have been made and no fines or penalties have been levied against the Company.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through December 31, 2008, the Company has paid $464,170 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter.  These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  The vessel crew took prompt action pursuant to the vessel response plan.  The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for an accidental discharge of bunker fuel from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 19, 2009, the Company received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill.  The Company is reviewing the demand and has requested additional information from the U.S. National Pollution Fund relating to the demand.  Currently, no charges have been made and no other fines or penalties have been levied against the Company.

This matter, including the demand from the U.S. National Pollution Fund, has been reported to the Company’s protection and indemnity insurance underwriters, and the Company believes that any such liabilities will be covered by its insurance, less a deductible.  The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

The Company has been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

On  January 19, 2009, an oil sheen was discovered about the Genmar Progress by the vessel’s personnel while the vessel was receiving cargo and conducting ballast discharge operations in the Galveston lighterage area off the coast of Texas.  The vessel crew took prompt action pursuant to the vessel response plan, and the Company’s subsidiary which operates the vessel promptly reported the incident to the U.S. Coast Guard.  The vessel proceeded to anchor offshore pursuant to U. S. Coast Guard directive, where it was inspected by a Class Surveyor as required by the U.S. Coast Guard.  The U.S. Coast Guard did not board the vessel on scene, but subsequently U. S. Coast Guard personnel boarded the vessel at Lake Charles, Louisiana on January 29 and 30, 2009.  Repairs to the vessel were performed based on the recommendation of the Class Surveyor, and no clean up by the Company was required.  Currently, no notice of any assessment, claim, charge or penalties has been served by any authorities against the Company by reason of the incident.

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of the Company (“GMM Portugal”), and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  The Company has denied any wrongdoing in this matter by the Company or any of its employees.  The continuation of the sentencing hearing is scheduled for March 13, 2009.

The Company has accrued $350 and posted a bond for potential fines or penalties which may be sought in connection with this matter.  The Company has also written off approximately $3,300 of insurance claims related to this matter.

From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

21.                 UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in a quarterly basis.

	2008 Quarter ended				2007 Quarter ended
	March 31	June 30	Sept 30	Dec 31	March 31	June 30	Sept 30	Dec 31

Voyage revenues	$73,592	$80,931	$82,292	$89,253	$68,223	$62,740	$56,115	$64,879
Operating income	20,317	26,569	28,478	(6,382)	19,936	20,510	13,756	17,523
Net Income	12,910	4,960	23,474	(11,537)	16,665	11,780	10,932	5,162

Earnings Per
Common Share:
Basic	$0.33	$0.13	$0.60	$(0.28)	$0.40	$0.29	$0.27	$0.13
Diluted	$0.32	$0.12	$0.59	$(0.28)	$0.39	$0.28	$0.26	$0.13

Weighted Average
Shares
Outstanding:(in thousands)
Basic	38,831	38,776	38,804	41,430	41,264	41,275	40,623	39,810
Diluted	39,818	39,967	39,952	41,430	42,360	42,382	41,683	40,795

Included in the results of operations for the fourth quarter of 2008 is $22,000 in compensation accruals for the cash payment to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with the Company in connection with the Company’s executive transition plan and the cash payment in lieu of a bonus of $8,000 paid to Mr. Georgiopoulos pursuant to the executive transition plan (see Note 2).

22.                 FUTURE DEBT ISSUANCE

The Company may issue debt securities in the future. All or substantially all of the subsidiaries of the Company may be guarantors of such debt. Any such guarantees are expected to be full, unconditional and joint and several.  Each of the Company’s subsidiaries is 100% owned by the Company. In addition, Company has no independent assets or operations outside of its ownership of the subsidiaries and any such subsidiaries of the Company other than the subsidiary guarantors are expected to be minor. Other than restrictions contained (i) in the existing credit facility of Arlington Tankers Ltd. arising from any events of default and (ii) under applicable provisions of the corporate, limited liability company and similar laws of the jurisdictions of formation of the subsidiaries of the Company, no restrictions exist on the ability of the subsidiaries to transfer funds to the Company through dividends, distributions or otherwise.

23.                 SUBSEQUENT EVENTS

On February 24, 2009, the Company’s board of directors announced that the Company will be paying a quarterly dividend of $0.50 per share on or about March 20, 2009 to the shareholders of record as of March 6, 2009. The aggregate amount of the dividend is expected to be approximately $28,925, which we anticipate will be funded from cash on hand at the time the payment is to be made.

On February 24, 2009, the Company amended the 2005 Credit Facility to accelerate the $50,063 amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 and, other than the Arlington Combination discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On December 16, 2008, the previously announced Arlington Combination was consummated.  The Company is in the process of integrating Arlington’s operations and has included Arlington’s activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. General Maritime Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of General Maritime Corporation;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of General Maritime Corporation’s management and directors; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the internal control over financial reporting of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2009

ITEM 9B.  OTHER INFORMATION

On February 24, 2009, we amended our 2005 Credit Facility to accelerate the amortization of a portion of the outstanding commitment from October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as collateral under the facility.  This had the effect of reducing our debt to collateral ratio under the facility’s covenants.  A copy of the consent regarding the credit facility for this amendment is attached as Exhibit 10.53 to this report.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 (the “2009 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2009 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of General Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2009 Proxy Statement and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the beneficial ownership of shares of General Maritime’s common stock by certain persons is set forth in the 2009 Proxy Statement and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions of General Maritime is set forth in the 2009 Proxy Statement and is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2009 Proxy Statement and is incorporated by reference herein.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements.”

3.	Exhibits:
2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008 by and among Arlington Tankers, Ltd., General Maritime Corporation (formerly Galileo Holding Corporation), Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Subsidiary Corporation (formerly General Maritime Corporation). (1)

3.1	Amended and Restated Certificate of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation). (2)
3.2	By-Laws of General Maritime Corporation. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (3)
4.1	Form of Common Stock Certificate of General Maritime Corporation. (4)
4.2	Form of Registration Rights Agreement. (5)
4.3

Amended and Restated Rights Agreement, dated as of August 31, 2006, between General Maritime Subsidiary Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (6)

4.4

Amendment, dated as of August 6, 2008, to the Amended and Restated Rights Agreement, dated August 31, 2006, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agreement. (7)

4.5	Rights Agreement, dated as of June 26, 2008, between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (8)
4.6	Amendment to Rights Agreement, dated as of August 5, 2008, by and between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC. (9)
10.1	Form of Incentive Stock Option Grant Certificate. (4)
10.2	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (10)
10.3	Restricted Stock Grant Agreement dated November 26, 2002 between General Maritime Subsidiary Corporation and John P. Tavlarios. (10)
10.4	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (10)
10.5	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)
10.6	Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (11)
10.7	Employment Agreement dated April 5, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.8	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.8	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and John P. Tavlarios. (13)
10.10	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (13)
10.11	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (13)
10.12	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (*)

10.13	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (14)
10.14	Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (14)
10.15	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Subsidiary Corporation and John O. Hatab. (15)
10.16	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Subsidiary Corporation and Rex W. Harrington. (15)
10.17	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Subsidiary Corporation and William J. Crabtree. (15)
10.18	Restricted Stock Grant Agreement dated May 18, 2006 between General Maritime Subsidiary Corporation and Peter S. Shaerf. (15)
10.19	Restricted Stock Grant Agreement dated October 23, 2006 between General Maritime Subsidiary Corporation and Stephen A. Kaplan. (15)
10.20	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John P. Tavlarios. (15)
10.21	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (15)
10.22	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (15)
10.23	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (15)
10.24	Share Repurchase Agreement between General Maritime Subsidiary Corporation and OCM Capital Opportunities Fund, L.P. dated January 4, 2006. (16)
10.25	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (17)
10.26	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (17)
10.27	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (17)
10.28	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (17)
10.29	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (17)
10.30	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (17)
10.31	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Subsidiary Corporation and John O. Hatab. (18)
10.32	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Subsidiary Corporation and Rex W. Harrington. (18)
10.33	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Subsidiary Corporation and William J. Crabtree. (18)
10.34	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Subsidiary Corporation and Peter S. Shaerf. (18)
10.35	Restricted Stock Grant Agreement dated June 29, 2007 between General Maritime Subsidiary Corporation and Stephen A. Kaplan. (18)
10.36	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (17)
10.37	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (17)
10.38	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (17)

10.39	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (17)
10.40	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (17)
10.41	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (17)
10.42	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (19)
10.43	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (19)
10.44	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (20)
10.45	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan. (21)
10.46	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (21)
10.47	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (21)
10.48	Executive Retention Agreement, dated as of October 17, 2008, by and between Arlington Tankers, Ltd. and Edward Terino. (22)
10.49	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (23)
10.50	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (2)
10.51

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (24)

10.52

Letter agreement, dated as of August 5, 2008 and countersigned by the Company on September 25, 2008, as amended by the letters dated September 2, 2008 and September 23, 2008, by and among Arlington Tankers, Ltd., The Royal Bank of Scotland plc and certain subsidiaries of the Company. (22)

10.53

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (*)

10.54

Amended and Restated Loan Agreement, dated as of December 16, 2008, between Arlington Tankers Ltd., a wholly-owned subsidiary of the Registrant, as Borrower, and The Royal Bank of Scotland plc, as Lender. (25)

10.55	Amending Agreement, dated as of December 16, 2008, by and among Arlington Tankers Ltd., the subsidiary guarantors party thereto, and The Royal Bank of Scotland. (25)
10.56

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (26)

10.57	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (26)
10.58	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (26)
10.59	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective December 16, 2008). (27)
10.60	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (*)

10.61	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.62	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.63	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Peter S. Bell. (*)
10.64	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
10.65	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and E. Grant Gibbons. (*)
10.66	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and George J. Konomos. (*)
10.67	Release dated December 31, 2008 between Arlington Tankers Ltd. and Edward Terino. (*)
10.68	Consulting Agreement dated January 1, 2009 between General Maritime Corporation and Edward Terino. (*)
10.69	Time Charter Party for Stena Companion. (28)
10.70	Amendment No. 1 to Time Charter Party for Stena Companion. (29)
10.71	Amendment No. 2 to Time Charter Party for Stena Companion. (30)
10.72	Time Charter Party for Stena Compatriot. (28)
10.73	Amendment No. 1 to Time Charter Party for Stena Compatriot. (29)
10.74	Amendment No. 2 to Time Charter Party for Stena Compatriot. (31)
10.75	Time Charter Party for Stena Concord. (28)
10.76	Amendment No. 1 to Time Charter Party for Stena Concord. (29)
10.77	Amendment No. 2 to Time Charter Party for Stena Concord. (31)
10.78	Time Charter Party for Stena Consul. (28)
10.79	Amendment No. 1 to Time Charter Party for Stena Consul. (29)
10.80	Amendment No. 2 to Time Charter Party for Stena Consul. (31)
10.81	Time Charter Party for Stena Victory. (28)
10.82	Amendment No. 1 to Time Charter Party for Stena Victory. (29)
10.83	Time Charter Party for Stena Vision. (28)
10.84	Amendment No. 1 to Time Charter Party for Stena Vision. (29)
10.85	Ship Management Agreement for Stena Companion. (28)
10.86	Amendment No. 1 to Ship Management Agreement for Stena Companion. (29)
10.87	Amendment No. 2 to Ship Management Agreement for Stena Companion. (31)
10.88	Ship Management Agreement for Stena Compatriot. (28)
10.89	Amendment No. 1 to Ship Management Agreement for Stena Compatriot. (29)
10.90	Amendment No. 2 to Ship Management Agreement for Stena Compatriot. (31)
10.91	Ship Management Agreement for Stena Concord. (28)
10.92	Amendment No. 1 to Ship Management Agreement for Stena Concord. (29)
10.93	Amendment No. 2 to Ship Management Agreement for Stena Concord. (31)
10.94	Ship Management Agreement for Stena Consul. (28)
10.95	Amendment No. 1 to Ship Management Agreement for Stena Consul. (29)
10.96	Amendment No. 2 to Ship Management Agreement for Stena Consul. (31)
10.97	Ship Management Agreement for Stena Victory. (28)
10.98	Amendment No. 1 to Ship Management Agreement for Stena Victory.(29)
10.99	Amendment No. 2 to Ship Management Agreement for Stena Victory. (31)
10.100	Ship Management Agreement for Stena Vision. (28)
10.101	Amendment No. 1 to Ship Management Agreement for Stena Vision. (29)
10.102	Amendment No. 2 to Ship Management Agreement for Stena Vision. (31)
10.103	Ship Management Agreement for Stena Concept. (31)
10.104	Ship Management Agreement for Stena Contest. (31)
10.105	Stena Guaranty of Time Charter for Stena Companion. (28)
10.106	Stena Guaranty of Time Charter for Stena Compatrio. (28)
10.107	Stena Guaranty of Time Charter for Stena Concord. (28)
10.108	Stena Guaranty of Time Charter for Stena Consul. (28)
10.109	Stena Guaranty of Time Charter for Stena Concept. (31)
10.110	Stena Guaranty of Time Charter for Stena Contest. (31)
10.111	Concordia Guaranty of Time Charter for Stena Victory. (28)

10.112	Concordia Guaranty of Time Charter for Stena Vision. (28)
10.113	Stena Standby Charter Agreement for Stena Victory. (28)
10.114	Stena Standby Charter Agreement for Stena Vision. (28)
10.115	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Companion. (28)
10.116	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot. (28)
10.117	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concord. (28)
10.118	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul. (28)
10.119	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Victory. (28)
10.120	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Vision. (28)
10.121	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept. (31)
10.122	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest. (31)
10.123	Arlington Guaranty of Time Charter for Stena Companion. (28)
10.124	Arlington Guaranty of Time Charter for Stena Compatriot. (28)
10.125	Arlington Guaranty of Time Charter for Stena Concord. (28)
10.126	Arlington Guaranty of Time Charter for Stena Consul. (28)
10.127	Arlington Guaranty of Time Charter for Stena Victory. (28)
10.128	Arlington Guaranty of Time Charter for Stena Vision. (28)
10.129	Arlington Guaranty of Time Charter for Stena Concept. (31)
10.130	Arlington Guaranty of Time Charter for Stena Contest. (31)
10.131	Arlington Guaranty of Ship Management Agreement for Stena Companion. (28)
10.132	Arlington Guaranty of Ship Management Agreement for Stena Compatriot. (28)
10.133	Arlington Guaranty of Ship Management Agreement for Stena Concord. (28)
10.134	Arlington Guaranty of Ship Management Agreement for Stena Consul. (28)
10.135	Arlington Guaranty of Ship Management Agreement for Stena Victory. (28)
10.136	Arlington Guaranty of Ship Management Agreement for Stena Vision. (28)
10.137	Arlington Guaranty of Ship Management Agreement for Stena Concept. (31)
10.138	Arlington Guaranty of Ship Management Agreement for Stena Contest. (31)
10.139	Arlington Tankers Ltd. 2007 Bonus Plan. (32)
10.140	Arlington Tankers Ltd. 2008 Bonus Plan. (33)
14.1	General Maritime Corporation Code of Ethics. (34)
21.1	Subsidiaries of General Maritime Corporation. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)                   Filed herewith.

(1)                    Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(2)                    Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(3)                    Incorporated by reference to General Maritime Corporation’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 3, 2008.

(4)                    Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(5)                    Incorporated by reference to Amendment No. 3 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(6)                    Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(7)                    Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 7, 2008.

(8)                    Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008.

(9)                    Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2008.

(10)              Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(11)              Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(12)              Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2005.

(13)              Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

(14)              Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(15)              Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(16)              Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006.

(17)              Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(18)              Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007.

(19)              Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(20)              Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(21)              Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

(22)              Incorporated by reference to Arlington Tankers Ltd.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2008.

(23)              Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(24)              Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(25)              Incorporated by reference to Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(26)              Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.

(27)              Incorporated by reference to General Maritime’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.

(28)              Incorporated by reference from Arlington Tankers Ltd. Registration Statement on Form F-1 filed with the Securities and Exchange Commission on October 24, 2004.

(29)              Incorporated by reference from Arlington Tankers Ltd. Annual Report on Form 20-F filed with the Securities and Exchange Commission on June 6, 2005.

(30)              Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.

(31)              Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2006.

(32)              Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007 and Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

(33)              Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008.

(34)              Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ JOHN P. TAVLARIOS
Name: John P. Tavlarios
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 2, 2009.

SIGNATURE	TITLE

/s/ PETER C. GEORGIOPOULOS	CHAIRMAN AND DIRECTOR
Peter C. Georgiopoulos

/s/ JOHN P. TAVLARIOS	PRESIDENT AND DIRECTOR
John P. Tavlarios	(PRINCIPAL EXECUTIVE OFFICER)

/s/ JEFFREY D. PRIBOR	EXECUTIVE VICE PRESIDENT AND CHIEF FINANICAL OFFICER
Jeffrey D. Pribor	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ WILLIAM J. CRABTREE	DIRECTOR
William J. Crabtree

/s/ DR. E. GRANT GIBBONS	DIRECTOR
Dr. E. Grant Gibbons

/s/ REX W. HARRINGTON	DIRECTOR
Rex W. Harrington

/s/ GEORGE KONOMOS	DIRECTOR
George Konomos

/s/ PETER S. SHAERF	DIRECTOR
Peter S. Shaerf