Form 10-Q
period 2009-03-31
General Maritime Corp / MI
filed 2009-05-11
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from to

COMMISSION FILE NUMBER

001-16531

GENERAL MARITIME CORPORATION

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	06-159-7083
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 2nd Floor, New York, NY	10171
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code (212) 763-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 8, 2009:

Common Stock, par value $0.01 per share 57,831,866 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash, including cash equivalents of $2,000 and $0, respectively	$47,870	$104,146
Due from charterers, net	9,701	10,533
Prepaid expenses and other current assets	26,784	26,456
Derivative asset	1,450	568
Total current assets	85,805	141,703
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $250,839 and $233,051, respectively	1,302,041	1,319,555
Other fixed assets, net	11,221	11,507
Deferred drydock costs, net	17,027	18,504
Deferred financing costs, net	4,966	5,296
Other assets	7,730	8,998
Goodwill	70,645	71,662
Total noncurrent assets	1,413,630	1,435,522
TOTAL ASSETS	$1,499,435	$1,577,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,951	$55,164
Deferred voyage revenue	15,031	15,893
Derivative liability	17,524	17,335
Total current liabilities	72,506	88,392
NONCURRENT LIABILITIES:
Long-term debt	940,500	990,500
Other noncurrent liabilities	23,253	24,717
Derivative liability	15,072	17,817
Total noncurrent liabilities	978,825	1,033,034
TOTAL LIABILITIES	1,051,331	1,121,426
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 57,843,481 and 57,850,528 shares at March 31, 2009 and December 31, 2008, respectively	579	579
Paid-in capital	466,977	474,424
Retained earnings	—	—
Accumulated other comprehensive loss	(19,452)	(19,204)
Total shareholders’ equity	448,104	455,799
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,499,435	$1,577,225

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008
VOYAGE REVENUES:
Voyage revenues	$92,349	$73,592
OPERATING EXPENSES:
Voyage expenses	9,424	12,625
Direct vessel expenses	22,984	15,076
General and administrative	11,741	11,747
Depreciation and amortization	21,850	13,214
Loss on disposal of vessel equipment	—	613
Total operating expenses	65,999	53,275
OPERATING INCOME	26,350	20,317
OTHER EXPENSE:
Interest expense- net	(7,910)	(6,883)
Other income (expense)	456	(524)
Total other expense	(7,454)	(7,407)
Net income	$18,896	$12,910

Basic earnings per common share	$0.35	$0.33
Diluted earnings per common share	$0.34	$0.32

Weighted average shares outstanding:
Basic	54,510,523	38,830,193
Diluted	55,489,519	39,817,709

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total
Balance as of January 1, 2009	$579	$474,424	$—	$(19,204)		$455,799

Comprehensive income:
Net income	—	—	18,896		$18,896	18,896
Unrealized derivative gain on cash flow hedge				653	653	653
Foreign currency translation losses				(901)	(901)	(901)
Comprehensive income					$18,648
Cash dividends paid	—	(10,021)	(18,896)			(28,917)
Restricted stock amortization, net of forfeitures	—	2,574	—			2,574
Balance at March 31, 2009 (unaudited)	$579	$466,977	$—	$(19,452)		$448,104

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$18,896	$12,910
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	—	613
Depreciation and amortization	21,850	13,214
Amortization of deferred financing costs	345	252
Restricted stock amortization	2,574	2,983
Net unrealized gain on derivative financial instruments	(928)	(1,474)
Provision for bad debts	61	—
Changes in assets and liabilities:
Decrease (increase) in due from charterers	771	(4,148)
Decrease (increase) in prepaid expenses and other assets	2,174	(2,727)
Decrease in accounts payable and accrued expenses	(17,346)	(3,990)
(Decrease) increase in deferred voyage revenue	(862)	803
Deferred drydock costs incurred	(1,791)	(4,253)
Net cash provided by operating activities	25,744	14,183

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of other fixed assets	(1,158)	(1,852)
Expenditures for Arlington merger	(967)	—
Payments for vessel construction in progress	—	(33,504)
Net cash used by investing activites	(2,125)	(35,356)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Repayments of revolving credit facilities	(50,000)	—
Borrowings on revolving credit facilities	—	70,000
Increase in deferred financing costs	(15)	(476)
Payments to acquire and retire common stock	—	(16,379)
Proceeds from the exercise of stock options	—	5
Cash dividends paid	(28,917)	(15,634)
Net cash (used) provided by financing activities	(78,932)	37,516
Effect of exchange rate changes on cash balances	(963)	262
Net (decrease) increase in cash and cash equivalents	(56,276)	16,605
Cash and cash equivalents, beginning of the year	104,146	44,526
Cash and cash equivalents, end of period	$47,870	$61,131

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$8,674	$6,773
Delivery from Vessel construction in progress to Vessel	$—	$63,593

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT METRIC TONS AND SHARE DATA)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and product carrier vessels. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

BASIS OF PRESENTATION — On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Combination”). As a result of the Arlington Combination, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company. In addition, upon the consummation of the Arlington Combination, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  All share and per share amounts in these unaudited consolidated financial statement and footnotes thereto have been adjusted to reflect this exchange had it occurred on January 1, 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2008 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS GEOGRAPHICS — Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At March 31, 2009 and December 31, 2008, the Company has a reserve of approximately $539 and $510, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company has determined that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of March 31, 2009 and December 31, 2008.

CASH EQUIVALENTS - Cash equivalents represent liquid investments, which mature within 90 days of their purchase. The carrying amount approximates fair value.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended March 31, 2009 and 2008, the Company capitalized $0 and $119, respectively, of interest expense.  As of March 31, 2009, there is no balance in this account.  The entire balance of this account was reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

TIME CHARTER ASSET/ LIABILITY- When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (using an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management's estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract.  For time charter contracts where the expected cash receipts exceed contractual cash receipts, the Company has recorded an asset of $4,433 and $4,752 as of March 31, 2009 and December 31, 2008, respectively, which is included in Other assets on the Company’s balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where the contractual cash receipts exceed expected cash receipts, the Company has recorded a liability of $20,900 and $22,590 as of March 31, 2009 and December 31, 2008, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL -  The Company follows the provisions for SFAS No. 142 Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. Goodwill as of March 31, 2009 and December 31, 2008 was $70,645 and $71,662, respectively.  All but $1,245 of goodwill relates to the Arlington Combination.  During the three months ended March 31, 2009, the Company adjusted the fair value of lubricating oils on board the eight vessels acquired in the Arlington Combination which reduced goodwill by $1,234 and increased Prepaid expense and other current assets by the same amount. Based on annual tests performed, the Company determined that there was no impairment of goodwill as of December 31, 2008.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Combination, the weighted average number of common shares outstanding during the 2008 period has been retroactively adjusted to reflect the exchange had it occurred on January 1, 2008.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

COMPREHENSIVE INCOME- The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 130 Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps, and foreign currency translation.

DERIVATIVE FINANCIAL INSTRUMENTS-  In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.  See Notes 6 and 7 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT- The Company is exposed to interest rate risk through the variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FAS 133 and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of other comprehensive income until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 6 and 7 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK -   The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS- For the three months ended March 31, 2009, three customers accounted for 36.3%, 20.4% and 12.3% of revenue.  For the three months ended March 31, 2008, two customers accounted for 43.6% and 10.9% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to

FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The adoption of SFAS 157 and the related FSPs did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations and cash flows.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2009 and 2008, 0 and 9,883 stock options were considered to be dilutive, respectively.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008

Basic earnings per share:
Weighted average common shares outstanding, basic	54,510,523	38,830,193

Diluted earnings per share:
Weighted average common shares outstanding	54,510,523	38,830,193
Stock options	—	1,560
Restricted stock awards	978,996	985,956

Weighted average common shares outstanding, diluted	55,489,519	39,817,709

3.             CASH FLOW INFORMATION

The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets and costs of effecting the Arlington Combination (see Note 4) of approximately $502 and $96, respectively, for the three months ended March 31, 2009.  The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $111, $182 and $1,892, respectively, for the three months ended March 31, 2008.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During February 2008, the Company took delivery of a newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,593.  This vessel is part of the 22 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

During the fourth quarter of 2008, the Company acquired two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.  One of these vessels, the Genmar Daphne, is part of the 22 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

Pursuant to the Arlington Combination, the Company acquired the two VLCCs, two Panamax vessels and four product carrier vessels (the “Arlington Vessels”).  The Arlington Vessels collateralize the RBS Facility (see Note 6).

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Accounts payable	$8,470	$7,314
Accrued operating	4,050	36,518
Accrued administrative	27,431	11,332
Total	$39,951	$55,164

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
2005 Credit Facility	$711,000	$761,000
RBS Facility	229,500	229,500
Total Long-term debt	$940,500	$990,500

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Combination and the Company was added as a loan party. The 2005 Credit Facility was used to refinance the Company’s then existing term borrowings.  The 2005 Credit Facility, which has been amended and restated on various dates through February 24, 2009, provides a total commitment of $849,937.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150,000 plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.The 2005 Credit Facility, as amended and restated, currently provides a $849,937 revolving loan with semiannual reductions of $50,063 commencing on May 26, 2010 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2009, the Company has outstanding letters of credit aggregating $6,008 which expire between October 2009 and March 2010, leaving $43,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2009 and December 31, 2008, $711,000 and $761,000, respectively, of the facility is outstanding. The facility is collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of

March 31, 2009 of $765,330, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary Corp.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business as well as giving pro forma effect to the Arlington Combination as if it had occurred on the first day of the respective Test Period until the Test Period ending December 31, 2009 (at which time the entire Test Period will reflect only post combination financial results) but without taking into account any pro forma cost savings and expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of March 31, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

Interest rates during the three months ended March 31, 2009 ranged from 1.44% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $469,280 as of March 31, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, Arlington entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

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

As of March 31, 2009, the Company is in compliance with all of the financial covenants under the RBS Facility.

During the three months ended March 31, 2009 and 2008, the Company paid dividends of $28,917 and $15,634, respectively.

A repayment schedule of outstanding borrowings at March 31, 2009 is as follows:

	2005 Credit	RBS
PERIOD ENDING DECEMBER 31,	Facility	Facility	TOTAL
2009 (April 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	61,312	229,500	290,812
2012	649,688	—	649,688
	$711,000	$229,500	$940,500

Interest Rate Swap Agreements

On March 31, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2009 and 2008 was $2,149 and $79, respectively.

The Company’s 22 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $7,540 and $6,826 for the three months ended March 31, 2009 and 2008, respectively.

The Company may issue debt securities in the future. All or substantially all of the subsidiaries of the Company may be guarantors of such debt. Any such guarantees are expected to be full, unconditional and joint and several.  Each of the Company’s subsidiaries is 100% owned by the Company. In addition, the Company has no independent assets or operations outside of its ownership of the subsidiaries and any such subsidiaries of the Company other than the subsidiary guarantors are expected to be minor. Other than restrictions contained (i) in the RBS Facility arising from any events of default and (ii) under applicable provisions of the corporate, limited liability company and similar laws of the jurisdictions of formation of the subsidiaries of the Company, no restrictions exist on the ability of the subsidiaries to transfer funds to the Company through dividends, distributions or otherwise.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  During the three months ended March 31, 2008, the Company purchased call options to acquire Euros which resulted in an unrealized gain of $267 which was classified as Other income (expense) on the statement of operations.  The Company used these currency options as an economic hedge, but had not designated them as a hedge for accounting purposes.  The Company did not purchase any call options during the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company issued an option giving a counter party the right to acquire $2,000 of Euros at an exchange rate of $1.31 per Euro.  If exercised, the Company will pay for these Euros with a $2,000 interest-bearing deposit the Company has with the counterparty.  This deposit is classified as a cash equivalent and is included in the Cash and cash equivalents line on the balance sheet.  This contract expires on April 23, 2009 for which the Company has recognized an unrealized loss of $28 as of March 31, 2009 which was classified as Other income (expense) on the statement of operations.  The Company considers this option to be speculative.

Fuel.  During January 2008, the Company entered into two derivative financial instruments related to fuel.  In one agreement, the Company agreed with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month. The Company also entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company paid the counterparty; to the extent the spread is greater than $11.44/MT the Company collected from the counterparty.   The Company recognized on these two contracts an unrealized gain and realized gain for the three months ended March 31, 2008 of $134 and $50, respectively, which is classified as Other income (expense) on the statement of operations.

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through

March 2009 based on the average daily closing price for this commodity for each month.  During the three months ended March 31, 2009, the Company recognized a realized gain of $10 and an unrealized gain of $132, which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expired on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  During the three months ended March 31, 2008, the Company incurred a realized loss of $722 with respect to these freight derivatives.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company uses this freight derivative contract as an economic hedge, but has not designated it as a hedge for accounting purposes.  As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of March 31, 2009, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $1,450.  The Company recorded an unrealized gain of $884 and $942 for the three months ended March 31, 2009 and 2008, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $508 and $1,197 for the three months ended March 31, 2009 and 2008, respectively, which is classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Balances as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009				December 31, 2008
	Interest	Freight	Foreign		Interest	Freight	Bunker
	Rate Swap	Derivative	Currency	Total	Rate Swap	Derivative	Derivative	Total

Current asset	$—	$1,450	$—	$1,450	$—	$568	$—	$568
Noncurrent asset	—	—	—	—	—	—	—	—
Current liability	(17,496)	—	(28)	(17,524)	(17,203)	—	(132)	(17,335)
Noncurrent liability	(15,072)	—	—	(15,072)	(17,817)	—	—	(17,817)

	$(32,568)	$1,450	$(28)	$(31,146)	$(35,020)	$568	$(132)	$(34,584)

Tabular disclosure of financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) required by SFAS No. 161 are as follows:

		Asset Derivatives	Liability Derivatives
		March 31, 2009	March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	Derivatives designated as hedging instruments under SFAS No. 133
	Interest rate contracts		Current Liabilities	$17,496
	Interest rate contracts		Non-Current Liabilities	15,072
	Total derivatives designated as hedging instruments under SFAS No. 133	—		32,568
	Derivatives not designated as hedging instruments under SFAS No. 133
Freight derivative	Current Assets	$1,450		$—
	Foreign currency derivative		Current Liabilities	28
	Total derivatives not designated as hedging instruments under SFAS No. 133	1,450		28
	Total derivatives	$1,450		$32,596

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period Ended March 31, 2009

		Location of Gain or	Amount of Gain or		Amount of Gain or
	Amount of Gain or	(Loss) Reclassified	(Loss) Reclassified	Location of Gain or	(Loss) Recognized in
	(Loss) Recognized in	from Accumulated OCI	from Accumulated	(Loss) Recognized in	Income on
Derivatives in Statement 133 Cash	OCI on Derivative	into Income (Effective	OCI into Income	Income on Derivative	Derivative
Flow Hedging Relationships	(Effective Portion)	Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
Interest rate contracts	$(1,466)	Interest Expense	$(2,119)	Other income/expense	$(80)
Total	$(1,466)		$(2,119)		$(80)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Period Ended March 31, 2009

Derivatives Not Designated as	Location of Gain or	Amount of Gain or
Hedging Instruments under	(Loss) Recognized in	(Loss) Recognized in
Statement 133	Income on Derivative	Income on Derivative
Interest rate contracts	Interest Expense	$1,857
Freight derivative	Other income/expense	$377
Foreign currency derivative	Other income/expense	$(28)
Total		$2,206

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

		December 31,
	March 31, 2009	2008
Cash and cash equivalents	$47,870	$104,146
Floating rate debt	940,500	990,500
Derivative financial instruments (See Note 7)	(31,146)	(34,584)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counterparties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using quoted rates.  The fair value of the bunker derivatives is based on quoted rates.  The fair value of the currency options is based on the forward exchange rates.

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.   SFAS No. 157 states that the fair value measurements must include credit considerations.  Credit default swap basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the credit facility of 1% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.  The Company’s freight derivative value is based on quoted rates on the BITR and is therefore considered a level 2 item.  The fair value of the currency option is based on forward currency rates collected from Bloomberg as of March 31, 2009 and is also considered a level 2 item.

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position and the creditworthiness of the counterparty has been factored into the fair value measurement of the derivative instruments in an asset position.

The following table summarizes the valuation of our financial instruments by the above SFAS 157 pricing levels as of the valuation date listed:

March 31, 2009
Significant Other
Observable Inputs
(Level 2)
Derivative instruments — asset position	$1,450
Derivative instruments — liability position	32,596

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on Level 3 inputs for the three months ended March 31, 2009 is as follows:

Fair value, January 1, 2009	$(132)
Fair value, March 31, 2009	—
Unrealized gain	132
Realized gain, cash settlements received	10
Total gain, recorded as Other expense	$142

9.             RELATED PARTY TRANSACTIONS

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of March 31, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the three months ended March 31, 2009 and 2008, the Company incurred fees for legal services aggregating $0 and $15, respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2009 and December 31, 2008, none of this balance was outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $65 during the three months ended March 31, 2009 and similar expenses totaling $94 for the three months ended March 31, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $49 and $0 remains outstanding as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $35 and $37, respectively, based on actual time spent by the employee, of which the balance due to Genco of $18 and $62 remains outstanding as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,038 and $689, respectively. At March 31, 2009 and December 31, 2008, $734 and $16, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, the Chief Executive Officer, the President of General Maritime Management, LLC (“GMM”), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the three months ended March 31, 2009, Peter C. Georgiopoulos did not charter the Company’s aircraft from the third-party charterer. During the three months ended March 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $19 which were paid directly to the third-party charterer.  The balance of $14 and $297 remains outstanding as of March 31, 2009 and December 31, 2008, respectively.

10.          STOCK-BASED COMPENSATION

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

Under this transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost of $113 will be recognized subsequent to the effective date based on the grant-date fair value of those awards calculated under SFAS No. 123.  During the three months ended March 31, 2009 and 2008, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0 and $3, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of March 31, 2009, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes certain information about stock options outstanding as of March 31, 2009, all of which were fully vested as of December 31, 2008:

				Options Exercisable,
	Options Outstanding, March 31, 2009			March 31, 2009
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Exercise Price	Options	Exercise Price	Life	Options	Price

$10.88	1,675	$10.88	4.6	1,675	$10.88
$16.84	5,025	$16.84	5.1	5,025	$16.84
	6,700	$15.35	5.0	6,700	$15.35

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

No restricted stock was granted during the three months ended March 31, 2009 and 2008.

A summary of the activity for restricted stock awards during the three months ended March 31, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding and nonvested, January 1, 2009	3,340,005	$20.04
Granted	—	—
Vested	—	—
Forfeited	(7,047)	15.37
Outstanding and nonvested, March 31, 2008	3,332,958	$20.05

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2009:

	2009*	2010	2011	2012	2013	Thereafter	TOTAL
Restricted Stock Grant Date
November 26, 2002	$358	$—	$—	$—	$—	$—	$358
February 9, 2005	710	738	738	740	737	646	4,309
April 5, 2005	1,318	1,749	1,749	1,753	1,749	1,748	10,066
December 21, 2005	1,057	1,101	973	976	976	1,824	6,907
December 18, 2006	941	891	628	541	539	1,551	5,091
December 21, 2007	1,489	1,405	1,008	728	620	2,406	7,656
May 14, 2008	33	—	—	—	—	—	33
December 15, 2008	670	468	252	109	10	—	1,509
December 23, 2008	706	507	305	172	71	—	1,761
Total by year	$7,282	$6,859	$5,653	$5,019	$4,702	$8,175	$37,690

* Represents the period from April 1, 2009 through December 31, 2009.

As of March 31, 2009 and December 31, 2008, there was $37,690 and $40,364, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2009, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.9 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2009 and 2008 was $2,574 and $2,980, respectively.

11.          STOCK REPURCHASE PROGRAM

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

Through March 31, 2009, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.  As of March 31, 2009, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

12.          LEGAL PROCEEDINGS

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

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through March 31, 2009, the Company has paid $464 of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter.  These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  The vessel crew took prompt action pursuant to the vessel response plan.  The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for any damage or loss resulting from the accidental discharge of bunker fuel from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for $5,833 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill.  The Company is reviewing the demand and has requested additional information from the U.S. National Pollution Fund relating to the demand.  Currently, no charges have been made and no other fines or penalties have been levied against the Company.

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

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A. (“GMM Portugal”), a subsidiary of the Company, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships (33 USC 1908(a)) and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from alleged failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal is required to pay a $1,000 fine and is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of the Company’s vessels from calling on U.S. ports.

The Company has accrued this $1,000 fine as of March 31, 2009, which was paid during April 2009.  The Company has also written off approximately $3,251 of insurance claims related to this matter.

13.          SUBSEQUENT EVENT

On April 27, 2009, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about May 22, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this press release are the following:  a) loss or reduction in business from our significant customers; b) the failure of our significant customers to perform their obligations owed to us; c) changes in demand; d) material decline in rates in the tanker market; e) changes in production of or demand for oil and petroleum products, generally or in particular regions; f) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; g) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; h) actions taken by regulatory authorities; i) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; j) changes in trading patterns significantly impacting overall tanker tonnage requirements; k) changes in the typical seasonal variations in tanker charter rates; l) changes in the cost of other modes of oil transportation; m) changes in oil transportation technology; n) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; o) changes in general domestic and international political conditions; p) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, the company’s anticipated drydocking or maintenance and repair costs); q) changes in the itineraries of our vessels; r) adverse changes in foreign currency exchange rates affecting our expenses; and s) other factors listed from time to time in the our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent reports on Form 8-K.

Our ability to pay dividends in any period will depend upon factors including the satisfaction of certain conditions under our secured credit facility, applicable provisions of Marshall Islands law and the final determination by the Board of Directors each quarter after its review of our financial performance. The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. As a result, the amount of dividends actually paid may vary.  We do not undertake to update any forward-looking statements as a result of developments occurring after the date of this document.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2009 and 2008. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services. As of March 31, 2009 our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four product carriers) with a total cargo carrying capacity of 3.9 million deadweight tons.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Combination is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for the three months ended March 31, 2008. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Combination, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted.  Arlington’s results have been included in the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Basis of Presentation” in Note 1 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Quarterly Report on Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

A summary of our completed vessel acquisitions and dispositions during 2007, 2008 and 2009 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Kara G	Delivered	Suezmax	January 15, 2007
Genmar George T	Delivered	Suezmax	August 28, 2007
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Elektra	Acquired	Aframax	October 7, 2008
Genmar Daphne	Acquired	Aframax	December 3, 2008
Stena Victory	Acquired	VLCC	December 16, 2008
Stena Vision	Acquired	VLCC	December 16, 2008
Stena Compatriot	Acquired	Panamax	December 16, 2008
Stena Companion	Acquired	Panamax	December 16, 2008
Stena Concord	Acquired	Product	December 16, 2008
Stena Consul	Acquired	Product	December 16, 2008
Stena Concept	Acquired	Product	December 16, 2008
Stena Contest	Acquired	Product	December 16, 2008

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from two to ten weeks, and time charters, which can last up to several years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

We operate the majority of our vessels in the Atlantic, which includes ports in the Caribbean, South and Central America, the United States, Western Africa, the Mediterranean, Europe and the North Sea. We also currently operate vessels in the Black Sea, the Far East and in other regions worldwide, which we believe enables us to take advantage of market opportunities and to position our vessels in anticipation of drydockings.

We strive to optimize the financial performance of our fleet through the deployment of our vessels in both time charters and in the spot market. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates. We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria.

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of our 12 Aframax vessels and 11 Suezmax vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services.

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

Our voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended
INCOME STATEMENT DATA	March-09	March-08
(Dollars in thousands, except per share data)
Voyage revenues	$92,349	$73,592
Voyage expenses	9,424	12,625
Direct vessel expenses	22,984	15,076
General and administrative expenses	11,741	11,747
Depreciation and amortization	21,850	13,214
Loss on disposal of vessel equipment	—	613
Total operating expenses	65,999	53,275
Operating income	26,350	20,317
Net interest expense	7,910	6,883
Other (income) expense	(456)	524
Net Income	$18,896	$12,910
Basic earnings per share	$0.35	$0.33
Diluted earnings per share	$0.34	$0.32
Weighted average shares outstanding, thousands	54,511	38,830
Diluted average shares outstanding, thousands	55,490	39,817

BALANCE SHEET DATA, at end of period	March-09	December-08
(Dollars in thousands)
Cash	$47,870	$104,146
Current assets, including cash	85,805	141,703
Total assets	1,499,435	1,577,225
Current liabilities	72,506	88,392
Total long-term debt	940,500	990,500
Shareholders’ equity	448,104	455,799

	Three months ended
OTHER FINANCIAL DATA	March-09	March-08
(dollars in thousands except average daily results)

Net cash provided by operating activities	$25,744	$14,183
Net cash (used) provided by investing activities	(2,125)	(35,356)
Net cash used by financing activities	(78,932)	37,516
Capital expenditures
Vessel sales (purchases), including deposits	—	(33,504)
Drydocking or capitalized survey or improvement costs	(1,791)	(4,253)
Weighted average long-term debt	957,167	586,648
OTHER DATA
EBITDA (1)	48,656	33,007
FLEET DATA
Total number of vessels at end of period	31	21
Average number of vessels (2)	31	20.6
Total vessel operating days for fleet (3)	2,699	1,746
Total time charter days for fleet	2,147	1,262
Total spot market days for fleet	552	484
Total calendar days for fleet (4)	2,790	1,873
Fleet utilization (5)	96.7%	93.2%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$30,724	$34,918
Direct vessel operating expenses per vessel (7)	8,238	8,049

	Three months ended
	March-09	March-08
EBITDA Reconciliation
Net Income	$18,896	$12,910
+ Net interest expense	7,910	6,883
+ Depreciation and amortization	21,850	13,214
EBITDA	$48,656	$33,007

(1) EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

(2) Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessels was part of our fleet during the period divided by the number of calendar days in that period.

(3) Vessel operating days for fleet are the total days our vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.

(4) Calendar days are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(5) Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing vessel operating days by calendar days for the relevant period.

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

(7) Daily direct vessel operating expenses, or daily DVOE, is calculated by dividing direct vessel expenses, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2009 and 2008 is set forth in the table below.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	27.7%	24.7%
General and administrative expenses	14.2%	19.3%
Depreciation and amortization	26.3%	21.7%
Loss on disposal of vessel equipment	0.0%	1.0%
Operating income	31.8%	33.3%
Net interest expense	-9.5%	-11.3%
Other income (expense)	0.5%	-0.8%
Net income	22.8%	21.2%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

INCOME STATEMENT DATA	FOR THE THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)	2009	2008

Voyage revenues	$92,349	$73,592
Voyage expenses	(9,424)	(12,625)
Net voyage revenues	$82,925	$60,967

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

VOYAGE REVENUES—Voyage revenues increased by $18.7 million, or 25.5%, to $92.3 million for the three months ended March 31, 2009 compared to $73.6 million for the prior year period. This increase is primarily due to a 54.6% increase in the number of vessel operating days during the three months ended March 31, 2009 to 2,699 days from 1,746 days in the prior year period, attributable to an increase in the size of our fleet and a higher utilization rate during the 2009 period. The average size of our fleet increased to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) vessels during the three months ended March 31, 2009 compared to 20.6 (10.0 Aframax, 10.6 Suezmax) during the prior year period.  This increase is primarily attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 in connection with the Arlington Combination at which time they joined our fleet.  This increase in voyage revenues is partially offset by lower spot voyage revenues earned during the three months ended March 31, 2009 compared to the prior year period associated with a weaker spot voyage market.  Voyage revenues are expected to increase during 2009 as compared to 2008 as a result of the vessels acquired in late 2008 being in our fleet for all of 2009.

VOYAGE EXPENSES—Voyage expenses decreased by $3.2 million, or 25.4%, to $9.4 million for the three months ended March 31, 2009 compared to $12.6 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in voyage expenses during the three months ended March 31, 2009 occurred primarily due to lower fuel costs, despite an increase in the number of days our vessels operated under spot charters, which increased by 68, or 14.0%, to 552 days (484 days Aframax, 68 days Suezmax) from 484 days (393 days Aframax, 91 days Suezmax) during the prior year period.  Fuel cost decreased by $3.3 million, or 40.6%, to $4.9 million during the three months ended March 31, 2009 compared to $8.2 million during the prior year period.  This decrease in fuel cost is a result of a 48% decrease in fuel cost per spot voyage day during the three months ended March 31, 2009 compared to the prior year period which is the result of lower overall fuel costs.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $0.4 million, or 16.9%, to $2.8 million during the three months ended March 31, 2009 compared to $2.4 million during the prior year period, which is generally consistent with the increase in number of spot voyage days.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $21.9 million, or 36.0%, to $82.9 million for the three months ended March 31, 2009 compared to $61.0 million for the prior year period.  Substantially all of this increase is attributable to the 54.6% increase in the number of vessel operating days during the three months ended March 31, 2009 to 2,699 days from 1,746 days in the prior year period, resulting primarily from an increase in the size of our fleet as well as increased capacity utilization and lower voyage expenses during the 2009 period. This overall increase is partially offset by lower TCE rates earned during the three months ended March 31, 2009 compared to prior year.  Our average TCE rates decreased to $30,724 during the three months ended March 31, 2009 compared to $34,918 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	3 months ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$15,798	$11,585	$4,213	36.4%
Suezmax	33,847	32,367	1,480	4.6%
VLCC	8,709	—	8,709	n/a
Panamax	4,005	—	4,005	n/a
Product	5,968	—	5,968	n/a
Total	68,327	43,952	24,375	55.5%
Spot charter:
Aframax	13,316	14,121	(805)	-5.7%
Suezmax	1,282	2,894	(1,612)	-55.7%
Total	14,598	17,015	(2,417)	-14.2%
TOTAL NET VOYAGE REVENUE	$82,925	$60,967	$21,958	36.0%

Vessel operating days:
Time charter:
Aframax	519	393	126	32.1%
Suezmax	913	869	44	5.1%
VLCC	180	—	180	n/a
Panamax	175	—	175	n/a
Product	360	—	360	n/a
Total	2,147	1,262	885	70.1%
Spot charter:
Aframax	484	393	91	23.2%
Suezmax	68	91	(23)	-25.3%
Total	552	484	68	14.0%
TOTAL VESSEL OPERATING DAYS	2,699	1,746	953	54.6%
AVERAGE NUMBER OF VESSELS	31.0	20.6	10.4	50.5%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$30,439	$29,478	$961	3.3%
Suezmax	$37,073	$37,246	$(173)	-0.5%
VLCC	$48,383	—	n/a	n/a
Panamax	$22,884	—	n/a	n/a
Product	$16,578	—	n/a	n/a
Combined	$31,824	$34,827	$(3,003)	-8.6%
Spot charter:
Aframax	$27,513	$35,932	$(8,419)	-23.4%
Suezmax	$18,848	$31,802	$(12,954)	-40.7%
Combined	$26,445	$35,155	$(8,710)	-24.8%
TOTAL TCE	$30,724	$34,918	$(4,194)	-12.0%

As of March 31, 2009, 23 of our vessels are on time charters expiring between July 2009 and February 2011, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Agamemnon	Aframax	July 04, 2009		$36,750
Genmar Argus	Suezmax	January 6, 2010		$38,500
Genmar Defiance	Aframax	December 24, 2009		$29,500
Genmar George T.	Suezmax	August 27, 2010		$39,000
Genmar Harriet G.	Suezmax	June 1, 2010		$38,000
Genmar Hope	Suezmax	August 11, 2009		$36,500
Genmar Horn	Suezmax	January 23, 2010		$38,500
Genmar Kara G.	Suezmax	June 1, 2010		$38,000
Genmar Minotaur	Aframax	November 30, 2009		$25,000
Genmar Orion	Suezmax	June 1, 2010		$38,000
Genmar Phoenix	Suezmax	January 01, 2010		$38,500
Genmar Princess	Aframax	October 23, 2009		$27,750
Genmar Spyridon	Suezmax	December 13, 2009		$38,500
Genmar St. Nikolas	Suezmax	February 6, 2011		$39,000
Genmar Strength	Aframax	September 20, 2009		$39,000
Stena Companion	Panamax	November 10, 2009	(2)	$18,639
Stena Compatriot	Panamax	November 10, 2010	(2)	$18,639	(3)
Stena Concept	Product carriers	July 4, 2011	(2)	$17,942	(5)
Stena Concord	Product carriers	November 10, 2009	(2)	$16,642
Stena Consul	Product carriers	November 10, 2010	(2)	$16,642	(4)
Stena Contest	Product carriers	July 4, 2011	(2)	$17,942	(5)
Stena Vision	VLCC	November 10, 2009	(2)	$37,316
Stena Victory	VLCC	November 10, 2009	(2)	$37,316

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

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $7.9 million, or 52.5%, to $23.0 million for the three months ended March 31, 2009 compared to $15.1 million for the prior year period.  This increase in overall direct vessel expenses is primarily due to a 50.5% increase in the average size of our fleet to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) vessels during the three months ended March 31, 2009 compared to 20.6 (10.0 Aframax, 10.6 Suezmax) during the prior year period as well as higher crewing costs.   On a daily basis, direct vessel expenses per vessel increased by $189, or 2.3%, to $8,238 ($8,841 Aframax, $8,363 Suezmax, $9,036 VLCC, $6,675 Panamax, $6,468 Product carrier) for the three months ended March 31, 2009 compared to $8,049 ($8,383 Aframax, $7,734 Suezmax) for the prior year period.  This increase is primarily associated with higher crewing costs on the Aframax and Suezmax vessels relating to wage increases given to crews commencing during the second half of 2008 and during the beginning of 2009.

We anticipate that direct vessel expenses will increase during 2009 as compared to 2008 due to the increase in the average size of our fleet during 2009 as compared to 2008 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2009 due to higher crew and lubricating oils costs.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses was unchanged at $11.7 million for the three months ended March 31, 2009 compared to $11.7 million for the prior year period. Significant offsetting changes reflected in general and administrative expenses between these two periods include:

(a) $0.3 million increase during the three months ended March 31, 2009 relating to costs deemed to be uncollectible from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance;

(b) a $0.4 million increase in public company related costs during the three months ended March 31, 2009 relating to the Arlington Combination as well as preparation of our 2008 annual report and costs associated with filing various registration statements with the SEC;

(c) a $0.4 million increase during the three months ended March 31, 2009 relating to expenditures made in connection with settling payroll tax amounts due to New York State relating to vesting of restricted stock for and exercise of stock options by employees during 2003 through 2005;

(d) a $0.2 million increase in costs of operating our corporate aircraft during the three months ended March 31, 2009 related to winding down the lease on the aircraft which expired in February 2009; and

(e) a $1.2 million reduction in personnel cost in our New York office, including restricted stock amortization, during the three months ended March 31, 2009 due to a reduction of head count as well as severance costs incurred during the three months ended March 31, 2009, which did not recur in 2009.

For 2009, we have budgeted general and administrative expenses to be approximately $38.6 million.  This budget reflects 2009 reductions in payroll attributable to lower head count in 2009 and to severance costs incurred during 2008 as well as a reduction in expenses associated with the corporate aircraft, the lease for which expired in February 2009.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $8.7 million, or 65.4%, to $21.9 million for the three months ended March 31, 2009 compared to $13.2 million for the prior year period.  Vessel depreciation was $17.8 million during the three months ended March 31, 2009 compared to $10.1 million during the prior year period. This increase is primarily due to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008 and the acquisitions during the fourth quarter of 2008 of the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 pursuant to the Arlington Combination at which time they joined our fleet.

Amortization of drydocking increased by $0.8 million to $3.3 million for the three months ended March 31, 2009 compared to $2.5 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

NET INTEREST EXPENSE—Net interest expense increased by $1.0 million, or 14.9%, to $7.9 million for the three months ended March 31, 2009 compared to $6.9 million for the prior year period.   This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, relating primarily to our merger with Arlington Tankers on December 16, 2008, which was $957.2 million for the three months ended March 31, 2009 compared to $586.6 million during the prior year period.  Partially offsetting the impact of the higher average outstanding indebtedness is a lower interest rate environment during the three months ended March 31, 2009 compared to the prior year period.  This increase in net interest expense also reflects less interest income during the three months ended March 31, 2009 compared to the prior year period attributable to lower cash balances in 2009 as well as lower interest rates received on deposits.

OTHER INCOME/EXPENSE — Other income for the three months ended March 31, 2009 of $0.5 million consists of a $0.9 million unrealized gain on our freight derivative and a $0.1 million unrealized gain on our bunker derivative and a realized loss of $0.5 million on our freight derivative.   Other expense for the three months ended March 31, 2008 of $0.5 million consists of realized losses on our freight derivatives of $1.9 million and unrealized gains on our freight derivatives of $0.9 million, realized gains on our bunker derivatives of $0.1 million and unrealized gains on our bunker derivatives of $0.1 million, and $0.3 million unrealized gain on our foreign currency options.

NET INCOME—Net income was $18.9 million for the three months ended March 31, 2009 compared to net income of $12.9 million for the prior year period.

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

Quarter ended	Paid date	Per share amount		Amount
				(million)
March 31, 2005	June 13, 2005	$1.32		$68.4
June 30, 2005	September 7, 2005	$0.63		$32.5
September 30, 2005	December 13, 2005	$0.19		$9.5
	dividends declared and paid- 2005	$2.13

December 31, 2005	March 17, 2006	$1.49		$68
March 31, 2006	June 5, 2006	$1.07		$47.7
June 30, 2006	September 8, 2006	$0.49		$21.7
September 30, 2006	December 14, 2006	$0.53		$23
	dividends declared and paid- 2006	$3.58

December 31, 2006	March 23, 2007	$0.46		$20.3
December 31, 2006	March 23, 2007	$11.19	(1)	$486.5
March 31, 2007	May 31, 2007	$0.37		$16.4
June 30, 2007	August 31, 2007	$0.37		$16.4
September 30, 2007	November 30, 2007	$0.37		$15.9
	dividends declared and paid- 2007	$12.78

December 31, 2007	March 28, 2008	$0.37		$15.6
March 31, 2008	May 30, 2008	$0.37		$15.7
June 30, 2008	August 01, 2008	$0.37		$15.6
September 30, 2008	December 5, 2008	$0.38		$15.6
	dividends declared and paid- 2008	$1.49

December 31, 2008	March 20, 2009	$0.50		$28.9
	dividends declared and paid- 2009	$0.50

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Quarterly Report on Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

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

Through March 31, 2009, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  All of these shares have been retired.

Debt Financings

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Combination and the Company was added as a loan party. The 2005 Credit Facility was used to refinance our then existing term borrowings.  The 2005 Credit Facility, which has been amended and restated on various dates through February 24, 2009, provides a total commitment of $849.9 million.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150 million plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

The 2005 Credit Facility, as amended and restated, currently provides an $849.9 million revolving loan with semiannual reductions of $50.1 million commencing on May 26, 2010 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of March 31, 2009, the Company has outstanding letters of credit aggregating $6.0 million which expire between October 2009 and March 2010, leaving $44.0 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of March 31, 2009 and December 31, 2008, $711.0 million and $761.0 million, respectively, of the facility is outstanding. The facility is collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of March 31, 2009 of $765.3 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary Corp.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business as well as giving effect to the Arlington Combination as if it had occurred on the first day of the respective Test Period until the Test Period ending December 31, 2009 (at which time the entire Test Period will reflect only post combination financial results) but without taking into account any pro forma cost savings and expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of March 31, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

Interest rates during the three months ended March 31, 2009 ranged from 1.44% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $469.3 million as of March 31, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

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

As of March 31, 2009, the Company is in compliance with all of the financial covenants under the RBS Facility.

During the three months ended March 31, 2009 and 2008, the Company paid dividends of $28.9 million and $15.6 million, respectively.

A repayment schedule of outstanding borrowings at March 31, 2009 is as follows (expressed in thousands of dollars):

	2005 Credit	RBS
PERIOD ENDING DECEMBER 31,	Facility	Facility	TOTAL
2009 (April 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	61,312	229,500	290,812
2012	649,688	—	649,688
	$711,000	$229,500	$940,500

Interest Rate Swap Agreements

As of March 31, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2009 and 2008 was $2.1 million and $0.1 million, respectively.

The Company would have paid approximately $32.6 million to settle its outstanding swap agreement based upon its aggregate fair value as of March 31, 2009. This fair value is based upon estimates received from financial institutions.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $7.5 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

Cash and Working Capital

Cash decreased to $47.9 million as of March 31, 2009 compared to $104.1 million as of December 31, 2008. Working capital is current assets minus current liabilities. Working capital was $13.3 million as of March 31, 2009 compared to $53.3 million as of December 31, 2008.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased 81.5% to $25.7 million for the three months ended March 31, 2009, compared to $14.2 million for the prior year period.  This increase is primarily attributable to the increase in net income before depreciation and amortization for the three months ended March 31, 2009 compared to the prior year period.  Net income was $18.9 million for the three months ended March 31, 2009 compared to $12.9 million for the prior year period.  Depreciation and amortization was $21.8 million during the three months ended March 31, 2009 compared to $13.2 million during the prior year period.  This increase is partially offset by a decrease in accounts payable and accrued expenses of $17.3 million and $4.0 million during the three months ended March 31, 2009 and 2008, respectively.

Cash Flows Used By Investing Activities

Net cash used by investing activities was $2.1 million for the three months ended March 31, 2009 compared to $35.4 million of net cash used by investing activities for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the three months ended March 31, 2008, we made payments related to vessel construction in progress of $33.5 million (including $0.1 million of capitalized interest).  We made no such payments during 2009.

•                  During the three months ended March 31, 2009 and 2008, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $1.2 million and $1.9 million, respectively.

•                  During the three months ended March 31, 2009 we expended $1.0 million of costs relating to the Arlington Combination.  We made no such comparable payments during the three months ended March 31, 2008.

Cash Flows (Used) Provided By Financing Activities

Net cash used by financing activities was $78.9 million for the three months ended March 31, 2008 compared to net cash provided by financing activities of $37.5 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the three months ended March 31, 2009 we repaid $50.0 million of revolving debt associated with our 2005 Credit Facility.  During the three months ended March 31, 2008 we borrowed $70.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the three months ended March 31, 2008 we paid $16.4 million to acquire and retire 953,142 shares of our common stock.  We did not acquire any shares during 2009.

•                  During the three months ended March 31, 2009 we paid $28.9 million of dividends to our shareholders compared to $15.6 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the three months ended March 31, 2009, we paid $1.8 million of drydock related costs.  For the year ending December 31, 2009, we anticipate that we will capitalize costs associated with drydocks and significant in-water surveys on 10 vessels. We estimate that the expenditures to complete drydocks during 2009 will aggregate approximately $25 million to $28 million and that the vessels will be offhire for approximately 330 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008.  This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes

Emission Control Areas.  The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems.  On October 10, 2008, the International Maritime Organization adopted a new set of amendments to Annex VI.  These new rules/amendments will affect vessels built after the year 2000 and could affect vessels built between 1990 and 2000.  The Company may incur costs to comply with these newly defined standards.

Capital Improvements

During the three months ended March 31, 2009, we capitalized $1.2 million relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2009, we have budgeted approximately $5.8 million for such projects.

Other Commitments

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

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of March 31, 2009 that will expire in 2009, 2010, and 2011 are $14.4 million, $9.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of March 31, 2009 for the categories set forth below (dollars in millions):

	Total	2009 (2)	2010	2011	2012	2013	Thereafter
2005 Credit Facility	$711.0	$—	$—	$61.3	$649.7	$—	$—
RBS Facility	229.5	—	—	229.5	—	—	—
Interest expense (1)	107.4	30.0	38.8	21.5	15.8	1.3	—
Senior officer employment agreements	2.2	1.0	0.6	0.6	—	—	—
Severance to former President and CEO	22.0	22.0	—	—	—	—	—
Ship management agreements	26.4	14.4	9.4	2.6	—	—	—
Office leases	16.7	1.0	1.3	1.4	1.4	1.4	10.2
Total commitments	$1,115.2	$68.4	$50.1	$316.9	$666.9	$2.7	$10.2

(1)            Future interest payments on our 2005 Credit Facility are based on our current outstanding balance of $711 million using a current 3-month LIBOR rate of 1.25%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)            Denotes the nine month period from April 1, 2009 to December 31, 2009.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Freight rates. As part of our business strategy, we may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. These contracts generally settle based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and a may also include a specified bunker price index. The BITR averages rates received in the spot market by cargo type and trade route. The duration of a contract can be one month, one quarter or up to three years with open positions settling on a monthly basis.

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. We have taken a short position in this freight derivative contract, which reduces a portion of our exposure to the spot charter market by creating a synthetic time charter.  This freight derivative contract involves a contract to provide a fixed number of theoretical voyages at fixed rates. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. We use this freight derivative contract as an economic hedge, but have not designated it as a hedge for accounting purposes. As such, changes in the fair value of this contract are recorded to our statement of operations as Other income or expense in each reporting period.  As of March 31, 2009, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $1.5 million.  The Company recorded an unrealized gain of $0.9 million for the three months ended March 31, 2009, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized loss of $0.5 million for the three months ended March 31, 2009, which is classified as Other income (expense) on the statement of operations.

Foreign currency.  During the three months ended March 31, 2009, the Company issued an option giving a counter party the right to acquire $2 million of Euros at an exchange rate of $1.31 per Euro.  This contract expires on April 23, 2009 for which the Company has recognized an unrealized loss of $28,000 as of March 31, 2009, which is recorded as a realized loss and is classified as Other income (expense) on the statement of operations.  The Company considers this option to be speculative.

Fuel.  During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the three months ended March 31, 2009, the Company recognized a realized gain of $10 and an unrealized gain of $132, which is classified as Other income (expense) on the statement of operations.

The Company considers this fuel derivative contract to be speculative.

Interest rates.  As of March 31, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company would have paid approximately $32.6 million to settle its outstanding swap agreement based upon its aggregate fair value as of March 31, 2009. This fair value is based upon estimates received from financial institutions.

Related Party Transactions

During the fourth quarter of 2000, The Company loaned $486,000 to Peter C. Georgiopoulos.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of March 31, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the three months ended March 31, 2009 and 2008, the Company incurred fees for legal services aggregating $0 and $15,000 respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2009 and December 31, 2008, none of this balance was outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other expenses totaling $65,000 during the three months ended March 31, 2009 and similar expenses totaling $94,000 for the three months ended March 31, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $49,000 and $0 remains outstanding as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $35,000 and $37,000 respectively, based on actual time spent by the employee, of which the balance due to Genco of $18,000 and $62,000 remains outstanding as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,038,000 and $689,000 respectively. At March 31, 2009 and December 31, 2008, $734,000 and $16,000 respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, Chief Executive Officer, the President of GMM, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the three months ended March 31, 2009, Peter C. Georgiopoulos did not charter the Company’s aircraft from the third-party charterer. During the three months ended March 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on one occasion and incurred charter fees totaling $19,000 which were paid directly to the third-party charterer.  The balance of $14,000 and $297,000 remains outstanding as of March 31, 2009 and December 31, 2008 respectively

Critical Accounting Policies

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. Except for a change in the estimated useful lives of our single-hull vessels effective October 1, 2003 and the increase in residual scrap values of our vessels effective January 1, 2004, we believe that there has been no change in or additions to our critical accounting policies since December 2001.

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Our revenues are earned under time charters or voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates. Revenue for voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2009, we provided a reserve of approximately 10% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of March 31, 2009.

DEPRECIATION AND AMORTIZATION. We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard. We believe that a 25-year depreciable life for our vessels is consistent with that of other ship owners and with its economic useful life. Depreciation is based on cost less the estimated residual scrap value of $175 per lightweight ton.  An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

REPLACEMENTS, RENEWALS AND BETTERMENTS. We capitalize and depreciate the costs of significant replacements, renewals and betterments to our vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on our judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. We believe that these criteria are consistent with GAAP and that our policy of capitalization reflects the economics and market values of our vessels. Costs that are not depreciated are written off as a component of Direct vessel expenses during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred. If the amount of the expenditures we capitalize for replacements, renewals and betterments to our vessels were reduced, we would recognize the amount of the difference as an expense.

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

IMPAIRMENT OF LONG-LIVED ASSETS. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flows for each vessel and compare it to the vessel carrying value. In the event that impairment occurred, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis.

GOODWILL.  We follow the provisions for SFAS No. 142 Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, we amortized goodwill. Goodwill as of March 31, 2009 and December 31, 2008 was $70.6 million and $71.7 million, respectively.  Based on annual tests performed, we determined that there was no impairment of goodwill as of December 31, 2008.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At March 31, 2009 and December 31, 2008 we had $940.5 million and $990.5 million, respectively, of floating rate debt with a margins over LIBOR of ranging from 1.00% to 1.25%.  As of March 31, 2009 and December 31, 2008, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A one percent increase in LIBOR would increase interest expense on the portion of our $361 million outstanding floating rate indebtedness, which is not hedged, by approximately $3.6 million per year from March 31, 2009.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2009, approximately 14% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.3 million for the three months ended March 31, 2009.

Charter Rate Risk

As part of our business strategy, we have and may from time to time enter into freight derivative contracts to hedge and manage market risks relating to the deployment of our existing fleet of vessels. Generally, these freight derivative contracts are futures contracts that would bind us and each counterparty in the arrangement to buy or sell a specified notional amount of tonnage “forward” at an agreed time and price and for a particular route. Our objective would be to hedge and manage market risks as part of our commercial management. During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006. This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index. The aggregate notional value of this contract is $3.2 million as of March 31, 2009. As of March 31, 2009 and December 31, 2008, the fair market value of the freight derivative contract resulted in an asset to the Company of $1.5 million and $0.6 million, respectively, and an unrealized gain and realized loss of $0.9 million and $0.5 million, respectively, for the three months ended March 31, 2009, which is reflected on our statement of operations as Other income (expense).  A 10% increase in the forward BITR from the March 31, 2009 levels would result in reduction of payments to be received from the counterparty of $0.4 million over the period from April 1, 2009 to June 30, 2009. A 10% decrease in the specified bunker price forward index from the March 31, 2009 levels would result in reduction of payments to be received from the counterparty of $0.1 million over the period from April 1, 2009 to June 30, 2009.

Item 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting or in other factors that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We have been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004.  On December 15, 2004, following a routine Coast Guard inspection, U.S. Coast Guard officials took various documents, logs and records from the vessel for further review and analysis.  During 2005, the custodian of records for the Genmar Ajax received four subpoenas duces tecum requesting supplemental documentation pertaining to the vessel in connection with a pending grand jury investigation, all of which have been complied with.  We have denied any wrongdoing in this matter by it or any of its employees.  On September 26, 2006, we received a letter from the U.S. Department of Justice stating that it may seek an indictment against our General Maritime Management LLC subsidiary in connection with its investigation.  Since then, there have been no further communications from the U.S. Department of Justice or any other developments with respect to this matter.  Currently, no charges have been made and no fines or penalties have been levied against us.

This matter has been reported to our protection and indemnity insurance underwriters.  Through March 31, 2009, we have paid $0.5 million of legal fees incurred by such underwriters and has delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter.  These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  The vessel crew took prompt action pursuant to the vessel response plan.  Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for any damage or loss resulting from the accidental discharge of bunker fuel from the vessel.  We understand the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill.  We are reviewing the demand and has requested additional information from the U.S. National Pollution Fund relating to the demand.  Currently, no charges have been made and no other fines or penalties have been levied against us.

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

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A. (“GMM Portugal”), a subsidiary of ours, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships (33 USC 1908(a)) and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from alleged failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal is required to pay a $1.0 million fine and is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of our vessels from calling on U.S. ports.

We have accrued this $1 million fine as of March 31, 2009, which was paid during April 2009.  We have also written off approximately $3.3 million of insurance claims related to this matter.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Below is updated information to the following risk factors contained in our Annual Report on Form 10-K.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our revenues from our single largest customer, Lukoil Oil Company, or Lukoil.  During the fiscal quarter ended March 31, 2009, Lukoil accounted for 36.3% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 23 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the fiscal quarter ended March 31, 2009, these customers accounted for 20.4% of our voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  All eight Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues other than Lukoil revenues, Concordia and Stena are also derived from a limited number of customers.

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

As detailed in our Form 10-K, on November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A. (“GMM Portugal”), a subsidiary of ours, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001.

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal is required to pay a $1.0 million fine and be subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of the Company’s vessels from calling on U.S. ports.  The unfavorable verdict and sentence could negatively affect our relationships with our customers and our ability to conduct business with governmental entities and have an adverse impact on our business.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

As detailed in our Form 10-K for the year ended December 31, 2008, whether a foreign corporation is a “passive foreign investment company,” or PFIC, depends on the portion of the corporation’s gross income that consists of “passive income” or the portion of its assets that produce or are held for the production of “passive income” for any taxable year.   Income derived from the performance of services does not constitute passive income, while rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.  We do not believe that our existing operations would cause us to be deemed a PFIC with respect to any taxable year, as we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation.  Moreover, in a recent case not concerning PFICs, Tidewater Inc. v. U.S., 2009-1 USTC ¶ 50,337, the Fifth Circuit held that a vessel time charter at issue generated rental, rather than services, income.  However, the court’s ruling was contrary to the position of the U.S. Internal Revenue Service, which we sometimes refer to as the IRS, that the time charter income should be treated as services income, and the terms of the time charter in that case differ in material respects from the terms of most of our time charters.  No assurance can be given that the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.

ITEM 5.  OTHER INFORMATION

On April 27, 2009, General Maritime’s Board of Directors approved a restricted stock grant to each non-employee Director, effective as of the conclusion of the Company’s 2009 Annual Meeting of Shareholders which is scheduled to be held on May 14, 2009.  The number of shares of restricted stock to be issued to each non-employee Director will be the lesser of 10,000 shares and a number of shares having an aggregate market value of $75,000 based on the average per share closing price of the Company’s Common Stock as reported on the New York Stock Exchange for the 10 trading days ending on the second trading day prior to the conclusion of the 2009 Annual Meeting.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS

Exhibit	Document (1)
10.1

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (2)

(1)            Exhibit is incorporated by reference from Exhibit 10.53 to the Annual Report on Form 10-K filed by General Maritime Corporation with the SEC on March 2, 2009.

(2)            Exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 11, 2009	By:	/s/ John P. Tavlarios
John P. Tavlarios
President

Exhibit Index

Exhibit	Document (1)
10.1

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (2)

(1)	Exhibit is incorporated by reference from Exhibit 10.53 to the Annual Report on Form 10-K filed by General Maritime Corporation with the SEC on March 2, 2009.
(2)	Exhibit is filed herewith.