Form 10-Q
period 2009-06-30
General Maritime Corp / MI
filed 2009-08-07
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 7, 2009:

Common Stock, par value $0.01 per share 57,874,119 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	Jume 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$48,638	$104,146
Due from charterers, net	4,577	10,533
Prepaid expenses and other current assets	27,148	26,456
Derivative asset	—	568
Total current assets	80,363	141,703
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $268,778 and $233,051, respectively	1,284,690	1,319,555
Other fixed assets, net	12,373	11,507
Deferred drydock costs, net	26,441	18,504
Deferred financing costs, net	4,625	5,296
Other assets	6,965	8,998
Goodwill	70,726	71,662
Total noncurrent assets	1,405,820	1,435,522
TOTAL ASSETS	$1,486,183	$1,577,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$48,502	$55,164
Deferred voyage revenue	14,964	15,893
Derivative liability	19,502	17,335
Total current liabilities	82,968	88,392
NONCURRENT LIABILITIES:
Long-term debt	940,500	990,500
Other noncurrent liabilities	21,532	24,717
Derivative liability	5,923	17,817
Total noncurrent liabilities	967,955	1,033,034
TOTAL LIABILITIES	1,050,923	1,121,426
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 57,874,119 and 57,850,528 shares at June 30, 2009 and December 31, 2008, respectively	579	579
Paid-in capital	448,014	474,424
Retained earnings	—	—
Accumulated other comprehensive loss	(13,333)	(19,204)
Total shareholders’ equity	435,260	455,799
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,486,183	$1,577,225

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
VOYAGE REVENUES:
Voyage revenues	$80,226	$80,931	$172,575	$154,523
OPERATING EXPENSES:
Voyage expenses	9,446	11,660	18,870	24,285
Direct vessel expenses	23,579	15,746	46,563	30,822
General and administrative	9,668	12,608	21,409	24,355
Depreciation and amortization	21,935	13,866	43,785	27,080
Loss on disposal of vessel equipment	144	482	144	1,095
Total operating expenses	64,772	54,362	130,771	107,637
OPERATING INCOME	15,454	26,569	41,804	46,886
OTHER EXPENSE:
Interest expense-net	(7,788)	(6,573)	(15,698)	(13,456)
Other (expense) income	(387)	(15,036)	69	(15,560)
Net other expense	(8,175)	(21,609)	(15,629)	(29,016)
Net income	$7,279	$4,960	$26,175	$17,870

Basic earnings per common share	$0.13	$0.13	$0.48	$0.46
Diluted earnings per common share	$0.13	$0.12	$0.47	$0.45

Weighted average shares outstanding:
Basic	54,535,566	38,774,969	54,523,114	38,802,581
Diluted	55,591,749	39,966,275	55,540,917	39,896,846

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total
Balance as of January 1, 2009	$579	$474,424	$—	$(19,204)		$455,799

Comprehensive income:
Net income			26,175		$26,175	26,175
Unrealized derivative gain on cash flow hedge				5,871	5,871	5,871
Foreign currency translation losses				—	—	—
Comprehensive income					$32,046
Cash dividends paid		(31,619)	(26,175)			(57,794)
Restricted stock amortization, net of forfeitures		5,209	—			5,209
Balance at June 30, 2009 (unaudited)	$579	$448,014	$—	$(13,333)		$435,260

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$26,175	$17,870
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	144	1,095
Depreciation and amortization	43,785	27,080
Amortization of deferred financing costs	693	522
Restricted stock amortization	5,209	6,221
Net unrealized loss on derivative financial instruments	540	6,636
Allowance for bad debts	(71)	—
Changes in assets and liabilities:
Decrease in due from charterers	6,027	611
Decrease in prepaid expenses and other assets	2,575	706
Decrease in accounts payable and accrued expenses	(13,024)	(4,587)
Decrease (increase) in deferred voyage revenue	(929)	1,173
Deferred drydock costs incurred	(14,282)	(4,849)
Net cash provided by operating activities	56,842	52,478

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of other fixed assets	(3,337)	(5,379)
Expenditures for Arlington Merger	(1,144)	—
Payments for deposits on Vessels	—	(13,708)
Payments for vessel construction in progress	—	(33,692)
Net cash used by investing activites	(4,481)	(52,779)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	—	76,000
Repayments on revolving credit facilities	(50,000)	(30,000)
Increase in deferred financing costs	(22)	(476)
Payments to acquire and retire common stock	—	(16,379)
Proceeds from the exercise of stock options	—	49
Cash dividends paid	(57,794)	(31,299)
Net cash used by financing activities	(107,816)	(2,105)
Effect of exchange rate changes on cash balances	(53)	589
Net decrease in cash	(55,508)	(1,817)
Cash, beginning of the year	104,146	44,526
Cash, end of period	$48,638	$42,709

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$15,942	$12,660
Delivery of vessel from Vessel construction in progress	$—	$63,717
Restricted stock granted to employees (net of forfeitures)	$113	$318

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

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At June 30, 2009 and December 31, 2008, the Company has a reserve of approximately $395 and $510, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  Based upon the Company ‘s evaluation of potential unasserted claims on its time charters, the Company has reserved $12 and $0 as of June 30, 2009 and December 31, 2008, respectively, against its due from charterers balance associated with such claims.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the six months ended June 30, 2009 and 2008, the Company capitalized $0 and $119, respectively, of interest expense.  As of June 30, 2009, there is no balance in this account.  The entire balance of this account was reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

TIME CHARTER ASSET/ LIABILITY- When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract.  For time charter contracts where the expected cash receipts exceed contractual cash receipts, the Company has recorded an asset of $4,156 and $4,752 as of June 30, 2009 and December 31, 2008, respectively, which is included in Other assets on the Company’s balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where the contractual cash receipts exceed expected cash receipts, the Company has recorded a liability of $19,195 and $22,590 as of June 30, 2009 and December 31, 2008, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL -  The Company follows the provisions for SFAS No. 142 Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of June 30, 2009 and December 31, 2008 was $70,726 and $71,662, respectively.  All but $1,245 of goodwill relates to the Arlington Combination.  During the six months ended June 30, 2009, the Company adjusted the fair value of lubricating oils on board the eight vessels acquired in the Arlington Combination which reduced goodwill by $1,234 and increased Prepaid expense and other current assets by the same amount. Based on annual tests performed, the Company determined that there was no impairment of goodwill as of December 31, 2008.

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

DERIVATIVE FINANCIAL INSTRUMENTS-  In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments have not historically qualified for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.  See Notes 6 and 7 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT- The Company is exposed to interest rate risk through the variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of other comprehensive income until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 6 and 7 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK -   The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS- For the six months ended June 30, 2009, three customers accounted for 38.2%, 21.9% and 10.1% of revenue.  For the six months ended June 30, 2008, one customer accounted for 42.4% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs, to determine fair value when markets are not active and relevant observable inputs are not available.  In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. The adoption of SFAS No. 157 and the related FSPs did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”).  This standard replaces SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles and will modify the U.S. GAAP hierarchy to include only two levels of GAAP; authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009.  As the Codification is not intended to alter existing U.S. GAAP, management believes it will not have an impact on the Company’s consolidated financial statements.

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and six months ended June 30, 2009, no stock options were considered to be dilutive; for the three and six months ended June 30, 2008, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Weighted average common shares outstanding- basic	54,535,566	38,774,969	54,523,114	38,802,581

Diluted earnings per share:
Weighted average common shares outstanding- basic	54,535,566	38,774,969	54,523,114	38,802,581
Stock options	—	1,490	—	1,525
Restricted stock awards	1,056,183	1,189,816	1,017,803	1,092,740
Weighted average common shares outstanding- diluted	55,591,749	39,966,275	55,540,917	39,896,846

3.             CASH FLOW INFORMATION

The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,104 for the six months ended June 30, 2009.  The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $14, $118 and $907, respectively, for the six months ended June 30, 2008.

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

Pursuant to the Arlington Combination, the Company acquired two VLCCs, two Panamax vessels and four product carrier vessels (the “Arlington Vessels”).  The Arlington Vessels collateralize the RBS Facility (see Note 6).

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accounts payable	$9,630	$7,314
Accrued operating	10,398	14,518
Accrued administrative	28,474	33,332
Total	$48,502	$55,164

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
2005 Credit Facility	$711,000	$761,000
RBS Facility	229,500	229,500
Total Long-term debt	$940,500	$990,500

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

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150,000 plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.  The 2005 Credit Facility, as amended and restated, currently provides a $849,937 revolving loan with semiannual reductions of $50,063 commencing on May 26, 2010 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2009, the Company has outstanding letters of credit aggregating $6,008 which expire between October 2009 and March 2010, leaving $43,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2009 and December 31, 2008, $711,000 and $761,000, respectively, of the facility is outstanding. The facility is collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of June 30, 2009 of $754,684, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

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

As of June 30, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

Interest rates during the six months ended June 30, 2009 ranged from 1.31% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $463,456 as of June 30, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, Arlington entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

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

As of June 30, 2009, the Company is in compliance with all of the financial covenants under the RBS Facility.

During the six months ended June 30, 2009 and 2008, the Company paid dividends of $57,794 and $31,299, respectively.

A repayment schedule of outstanding borrowings at June 30, 2009 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	RBS Facility	TOTAL

2009 (July 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	61,312	229,500	290,812
2012	649,688	—	649,688
	$711,000	$229,500	$940,500

Interest Rate Swap Agreements

On June 30, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2009 and 2008 was $4,589 and $930, respectively.

The Company’s 22 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $14,937 and $13,267 for the six months ended June 30, 2009 and 2008, respectively.

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

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  During the six months ended June 30, 2008, the Company purchased call options to purchase Euros, none of which contracts are open as of June 30, 2009.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $118 for these options, which is recorded as a realized loss for the six months ended June 30, 2008 which is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month starting in July 2008 and ending September 2008 based on the average daily closing prices for these commodities for each month.  During the six months ended June 30, 2008, the Company recognized an unrealized gain of $67, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  During the six months ended June 30, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the statement of operations.

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the six months ended June 30, 2009, the Company recognized a realized gain of $10 and an unrealized gain of $132, which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expired on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  During the six months ended June 30, 2008, the Company incurred a realized loss of $3,906 with respect to these freight derivatives.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company uses this freight derivative contract as an economic hedge but has not designated it as a hedge for accounting purposes.  As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of June 30, 2009, the fair market value of the freight derivative is $0 because the contact expired as of this date.  The Company recorded an unrealized loss of $568 and $6,732 for the six months ended June 30, 2009 and 2008, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) of $720 and $(5,075) for the six months ended June 30, 2009 and 2008, respectively, which is classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Balances as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
	Interest Rate Swap	Freight Derivative	Foreign Currency	Total	Interest Rate Swap	Freight Derivative	Bunker Derivative	Total

Current asset	$—	$—	$—	$—	$—	$568	$—	$568
Noncurrent asset	—	—	—	—	—	—	—	—
Current liability	(19,502)	—	—	(19,502)	(17,203)	—	(132)	(17,335)
Noncurrent liability	(5,923)	—	—	(5,923)	(17,817)	—	—	(17,817)

	$(25,425)	$—	$—	$(25,425)	$(35,020)	$568	$(132)	$(34,584)

Tabular disclosure of financial instruments under SFAS No. 133 required by SFAS No. 161 are as follows:

	Liability Derivatives
	June 30, 2009
	Balance Sheet Location	Fair Value

Derivatives designated as hedging

Interest rate contracts	Derivative Liability, current	$19,502
Interest rate contracts	Derivative Liability, noncurrent	5,923
Total derivatives designated as hedging instruments under SFAS No. 133		25,425

Total derivatives		$25,425

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Six Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate contracts	$1,356	Interest Expense	$(4,515)	Other income/expense	$(158)
Total	$1,356		$(4,515)		$(158)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Three Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate contracts	$2,822	Interest Expense	$(2,396)	Other income/expense	$(78)
Total	$2,822		$(2,396)		$(78)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Six Months Ended June 30, 2009

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Freight derivative	Other income/expense	$152
Bunker derivative	Other income/expense	$142
Total		$294

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Three Months Ended June 30, 2009

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Freight derivative	Other income/expense	$(224)
Total		$(224)

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009	December 31, 2008

Cash	$48,638	$104,146
Floating rate debt	940,500	990,500
Derivative financial instruments (See Note 7)	(25,425)	(34,584)

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

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.   SFAS No. 157 states that the fair value measurements must include credit considerations.  Credit default swap basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the credit facility of 1% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.  The Company’s freight derivative value is based on quoted rates on the BITR and is therefore considered a level 2 item.  The fair value of the currency option is based on forward currency rates collected from Bloomberg as of June 30, 2009 and is also considered a level 2 item.

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

The following table summarizes the valuation of our financial instruments by the above SFAS No. 157 pricing levels as of the valuation date listed:

June 30, 2009
Significant Other Observable Inputs
(Level 2)

Derivative instruments – asset position	$0

Derivative instruments – liability position	25,425

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on Level 3 inputs, which are defined by SFAS No. 157 as unobservable inputs that are not corroborated by market data, for the six months ended June 30, 2009 is as follows:

Fair value, January 1, 2009	$(132)

Fair value, June 30, 2009	0

Unrealized gain	$132

Realized gain, cash settlements received	10

Total gain, recorded as Other expense	$142

9.             RELATED PARTY TRANSACTIONS

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos, the Company’s Chairman.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of June 30, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the six months ended June 30, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $85 and $3, respectively. As of June 30, 2009 and December 31, 2008 $6 and $17 remains outstanding.

During the six months ended June 30, 2009 and 2008, the Company incurred fees for legal services aggregating $0 and $23, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2009 and December 31, 2008, none of this balance is outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other travel and office expenses totaling $113 during the six months ended June 30, 2009 and similar expenses totaling $156 for the six months ended June 30, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $6 and $0 remains outstanding as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $62 and $65, respectively, based on actual time spent by the employee, of which the balance due to Genco of $10 and $62 remains outstanding as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,856 and $870, respectively. At June 30, 2009 and December 31, 2008, $304 and $16, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space in its New York office to Aegean during the six months ended June 30, 2009 and 2008 for $28 and $24, respectively.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, the Chief Executive Officer, the President of General Maritime Management, LLC (“GMM”), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the six months ended June 30, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer. During the six months ended June 30, 2008, Peter C.

Georgiopoulos chartered the Company’s aircraft from the third-party charterer on two occasions and incurred charter fees totaling $71 which were paid directly to the third-party charterer.  The balance of $0 and $297 remains outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock. Upon the granting of stock options and restricted stock, the Company allocates new shares from its reserve of authorized shares to employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended.

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

Until December 31, 2005, the Company followed the provisions of APB 25 to account for its stock option plan. The Company provided pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. Options granted are exercisable at prices equal to the fair market value of such stock on the dates the options were granted, so the intrinsic value is $0. The fair values of the options were determined on the date of grant using a Black-Scholes option pricing model. These options generally vest over a four year period.  Estimated life of options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility as calculated using various data points during the period between the Company’s initial public offering date and the date of grant. Risk free interest is based on the U.S. Treasury yield curve in effect at the time of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Standards (“SFAS”) No. 123R, Share-Based Payments using a modified version of prospective application. During the six months ended June 30, 2009 and 2008, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $0 and $5, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of June 30, 2009, there was no unrecognized compensation cost related to nonvested stock option awards. Also, during the six months ended June 30, 2009 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of June 30, 2009, all of which were fully vested as of December 31, 2008:

	Options Outstanding, June 30, 2009			Options Exercisable, June 30, 2009
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	4.4	1,675	$10.88
$16.84	5,025	$16.84	4.9	5,025	$16.84
	6,700	$15.35	4.8	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman and President vest approximately 7 or 10 years from date of grant.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

On May 14, 2009, the Company granted a total of 42,252 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock will lapse, if at all, on May 14, 2010 or the date of the Company’s 2010 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2009 and 2008 is $9.59 per share and $20.90 per share, respectively.

A summary of the activity for restricted stock awards during the six months ended June 30, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2009	3,340,005	$20.04

Granted	42,252	9.59
Vested	(40,169)	17.45
Forfeited	(18,662)	16.85
Outstanding and nonvested, June 30, 2009	3,323,426	$19.96

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2009:

	2009*	2010	2011	2012	2013	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$223	$—	$—	$—	$—	$—	$223
February 9, 2005	460	738	738	740	737	646	4,059
April 5, 2005	882	1,749	1,749	1,753	1,749	1,748	9,630
December 21, 2005	688	1,102	973	976	976	1,824	6,539
December 18, 2006	600	879	628	541	539	1,551	4,738
December 21, 2007	945	1,376	997	728	620	2,406	7,072
December 15, 2008	392	429	231	101	10	—	1,163
December 23, 2008	438	507	305	172	71	—	1,493
May 14, 2009	204	148	—	—	—	—	352
Total by year	$4,832	$6,928	$5,621	$5,011	$4,702	$8,175	$35,269

* Represents the period from July 1, 2009 through December 31, 2009.

As of June 30, 2009 and December 31, 2008, there was $35,269 and $40,364, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2009, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2009 and 2008 was $5,209 and $6,216, respectively.

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

Through June 30, 2009, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.  As of June 30, 2009, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

12.          LEGAL PROCEEDINGS

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004.  The Company has denied any wrongdoing in this matter by it or any of its employees.  No charges have been made and no fines or penalties have been levied against the Company.  On August 3, 2009, the U.S. Coast Guard released to the Company a surety bond that the Company had posted to cover potential fines or penalties, and stated that it had confirmed with the U.S. Attorney's Office that it was permissible to do so.  The U.S. Coast Guard has also informed the Company that it intends to return all documents and materials seized from the vessel in connection with the investigation.

This matter has been reported to the Company’s protection and indemnity insurance underwriters.  Through June 30, 2009, the Company has paid $464 of legal fees incurred by such underwriters and have delivered to such underwriters a letter of credit in the amount of $1,000 for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1,000 fine in April 2009 and is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of the Company’s vessels from calling on U.S. ports.  The Company has also written off approximately $3,251 of insurance claims related to this matter.

13.          SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 7, 2009, the date of issuance of the financial statements herein.

On July 27, 2009, the Company’s Board of Directors declared a $0.50 per share dividend that will be payable on or about September 4, 2009.

On July 27, 2009, the Company’s Board of Directors changed the Company’s quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this press release are the following:  a) loss or reduction in business from our significant customers; b) the failure of our significant customers to perform their obligations owed to us; c) changes in demand; d) material decline in rates in the tanker market; e) changes in production of or demand for oil and petroleum products, generally or in particular regions; f) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; g) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; h) actions taken by regulatory authorities; i) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; j) changes in trading patterns significantly impacting overall tanker tonnage requirements; k) changes in the typical seasonal variations in tanker charter rates; l) changes in the cost of other modes of oil transportation; m) changes in oil transportation technology; n) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; o) changes in general domestic and international political conditions; p) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, the company’s anticipated drydocking or maintenance and repair costs); q) changes in the itineraries of our vessels; r) adverse changes in foreign currency exchange rates affecting our expenses; and s) other factors listed from time to time in the our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent reports on Form 8-K and Form 10-Q.

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

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2009 and 2008. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services. As of June 30, 2009 our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four product carriers) with a total cargo carrying capacity of 3.9 million deadweight tons.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Combination is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for the six months ended June 30, 2008. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Combination, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted.  Arlington’s results have been included in the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Basis of Presentation” in Note 1 to the Consolidated Financial Statements).

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

As reflected in the table below under “Net Voyage Revenues”, we expect 13 of our vessels on time charter to be redelivered to us by January 2010.  Following redelivery, we intend to deploy these vessels in the spot market until opportunities to enter into time charters at rates that we believe will meet our return criteria are identified.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June-09	June-08	June-09	June-08
Voyage revenues	$80,226	$80,931	$172,575	$154,523
Voyage expenses	9,446	11,660	18,870	24,285
Direct vessel expenses	23,579	15,746	46,563	30,822
General and administrative expenses	9,668	12,608	21,409	24,355
Depreciation and amortization	21,935	13,866	43,785	27,080
Loss on disposal of vessel equipment	144	482	144	1,095
Total operating expenses	64,772	54,362	130,771	107,637
Operating income	15,454	26,569	41,804	46,886
Net interest expense	7,788	6,573	15,698	13,456
Other (income) expense	387	15,036	(69)	15,560
Net other expense	8,175	21,609	15,629	29,016
Net Income	$7,279	$4,960	$26,175	$17,870
Basic earnings per share	$0.13	$0.13	$0.48	$0.46
Diluted earnings per share	$0.13	$0.12	$0.47	$0.45
Weighted average shares outstanding, thousands	54,536	38,775	54,523	38,803
Diluted average shares outstanding, thousands	55,592	39,966	55,541	39,897

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	June-09	December-08
Cash	$48,638	$104,146
Current assets, including cash	80,363	141,703
Total assets	1,486,183	1,577,225
Current liabilities	82,968	88,392
Total long-term debt	940,500	990,500
Shareholders’ equity	435,260	455,799

OTHER FINANCIAL DATA	Three months ended		Six months ended
(dollars in thousands)	June-09	June-08	June-09	June-08
Net cash provided by operating activities	31,098	38,295	56,842	52,478
Net cash (used) by investing activities	(2,356)	(17,423)	(4,481)	(52,779)
Net cash used by financing activities	(28,884)	(39,621)	(107,816)	(2,105)
Capital expenditures
Vessel purchases, including deposits	—	(13,896)	—	(47,400)
Drydocking or capitalized survey or improvement costs	(12,491)	(596)	(14,282)	(4,849)
Weighted average long-term debt	940,500	617,066	948,787	601,857
OTHER DATA
EBITDA (1)	$37,002	$25,399	$85,658	$58,406
FLEET DATA
Total number of vessels at end of period	31	21	31	21
Average number of vessels (2)	31.0	21.0	31.0	20.8
Total voyage days for fleet (3)	2,560	1,853	5,259	3,599
Total time charter days for fleet	2,163	1,397	4,310	2,659
Total spot market days for fleet	397	456	949	940
Total calendar days for fleet (4)	2,821	1,911	5,611	3,784
Fleet utilization (5)	90.7%	97.0%	93.7%	95.1%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$27,649	$37,384	$29,227	$36,187
Direct vessel operating expenses per vessel (7)	8,359	8,240	8,299	8,145

	Three months ended		Six months ended
	June-09	June-08	June-09	June-08
EBITDA Reconciliation
Net Income	$7,279	$4,960	$26,175	$17,870
+ Net interest expense	7,788	6,573	15,698	13,456
+ Depreciation and amortization	21,935	13,866	43,785	27,080
EBITDA	$37,002	$25,399	$85,658	$58,406

(1) EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2009 and 2008 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	33.3%	22.7%	30.3%	23.7%
General and administrative expenses	13.7%	18.2%	13.9%	18.7%
Depreciation and amortization	31.0%	20.0%	28.5%	20.8%
Loss on disposal of vessel equipment	0.2%	0.7%	0.1%	0.8%
Operating income	21.8%	38.4%	27.2%	36.0%
Net interest expense	-11.0%	-9.5%	-10.2%	-10.3%
Other expense	-0.5%	-21.7%	0.0%	-11.9%
Net income	10.3%	7.2%	17.0%	13.8%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
INCOME STATEMENT DATA	ENDED JUNE 30,		ENDED JUNE 30,
(Dollars in thousands, except share data)	2009	2008	2009	2008

Voyage revenues	$80,226	$80,931	$172,575	$154,523
Voyage expenses	9,446	11,660	18,870	24,285
Net voyage revenues	$70,780	$69,271	$153,705	$130,238

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

VOYAGE REVENUES- Voyage revenues decreased by $0.7 million, or 0.9%, to $80.2 million for the three months ended June 30, 2009 compared to $80.9 million for the prior year period.  This decrease is attributable to a significant reduction in rates, especially with respect to Aframax vessels, attained on our vessels under spot voyage and time charters during the three months ended June 30, 2009 as compared to the prior year period.

This decrease occurred despite a 38.2% increase in the number of vessel operating days during the three months ended June 30, 2009 to 2,560 days from 1,853 days in the prior year period, attributable to an increase in the size of our fleet. The average size of our fleet increased to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) during the three months ended June 30, 2009 compared to 21.0 (or 10.0 for our Aframax vessels and 11.0 for our Suezmax vessels) during the prior year period.  This increase in fleet size is attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 in connection with the Arlington Combination at which time they joined our fleet.

VOYAGE EXPENSES- Voyage expenses decreased $2.2 million, or 19.0%, to $9.4 million for the three months ended June 30, 2009 compared to $11.6 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in voyage expenses during the three months ended June 30, 2009 occurred primarily due to lower fuel costs and a decrease in the number of days our vessels operated under spot charters, which decreased by 59, or 12.9%, to 397 days (all of which relate to Aframax vessels) from 456 days (370 days Aframax, 86 days Suezmax) during the prior year period.  Fuel cost decreased by $3.2 million, or 42.5%, to $4.4 million during the three months ended June 30, 2009 compared to $7.6 million during the prior year period.  Fuel cost per spot voyage day decreased 34% during the three months ended June 30, 2009 compared to the prior year period as a result of lower overall fuel costs.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, were unchanged at $2.6 million during each period.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $1.5 million, or 2.2%, to $70.8 million for the three months ended June 30, 2009 compared to $69.3 million for the prior year period.  The 38.2% increase in the number of vessel operating days during the three months ended June 30, 2009 to 2,560 days from 1,853 days in the prior year period, resulting primarily from an increase in the size of our fleet partially offset by lower capacity utilization primarily due to drydocking and repositioning of an Aframax vessel following a repair, contributed approximately $26.4 million of additional net voyage revenue.  Offsetting this overall increase in net voyage revenue are lower TCE rates earned during the three months ended June 30, 2009 compared to prior year, which amounted to a reduction of $24.9 million of net voyage revenue.  Our average TCE rates decreased to $27,649 during the three months ended June 30, 2009 compared to $37,384 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$15,689	$16,499	$(810)	-4.9%
Suezmax	33,185	33,788	(603)	-1.8%
VLCC	8,333	—	8,333	n/a
Panamax	4,317	—	4,317	n/a
Product	6,018	—	6,018	n/a
Total	67,542	50,287	17,255	34.3%

Spot charter:
Aframax	3,238	15,656	(12,418)	-79.3%
Suezmax	—	3,328	(3,328)	-100.0%
Total	3,238	18,984	(15,746)	-82.9%

TOTAL NET VOYAGE REVENUE	$70,780	$69,271	$1,509	2.2%

Vessel operating days:
Time charter:
Aframax	516	491	25	5.1%
Suezmax	925	906	19	2.1%
VLCC	181	—	181	n/a
Panamax	177	—	177	n/a
Product	364	—	364	n/a
Total	2,163	1,397	766	54.8%

Spot charter:
Aframax	397	370	27	7.3%
Suezmax	—	86	(86)	-100.0%
Total	397	456	(59)	-12.9%
TOTAL VESSEL OPERATING DAYS	2,560	1,853	707	38.2%
AVERAGE NUMBER OF VESSELS	31.0	21.0	10.0	47.6%

Time Charter Equivalent (TCE):
Time charter:
Aframax	30,405	33,602	$(3,197)
Suezmax	$35,876	37,296	$(1,420)	-3.8%
VLCC	$46,039	—	n/a	n/a
Panamax	$24,390	—	n/a	n/a
Product	$16,531	—	n/a	n/a
Combined	$31,226	35,997	$(4,771)	-13.3%

Spot charter:
Aframax	$8,157	$42,313	$(34,156)	-80.7%
Suezmax	$—	$38,698	$(38,698)	-100.0%
Combined	$8,157	$41,633	$(33,476)	-80.4%
TOTAL TCE	$27,649	$37,384	$(9,735)	-26.0%

As of June 30, 2009, 22 of our vessels are on time charters expiring between July 2009 and July 2011, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Agamemnon	Aframax	December 01, 2009	$25,000	(2)
Genmar Argus	Suezmax	January 6, 2010	$38,500
Genmar Defiance	Aframax	December 25, 2009	$29,500
Genmar George T.	Suezmax	August 28, 2010	$39,000
Genmar Harriet G.	Suezmax	June 1, 2010	$38,000
Genmar Hope	Suezmax	July 23, 2009	$36,500
Genmar Horn	Suezmax	January 23, 2010	$38,500
Genmar Kara G.	Suezmax	June 1, 2010	$38,000
Genmar Orion	Suezmax	June 1, 2010	$38,000
Genmar Phoenix	Suezmax	January 01, 2010	$38,500
Genmar Princess	Aframax	October 24, 2009	$27,750
Genmar Spyridon	Suezmax	December 13, 2009	$38,500
Genmar St. Nikolas	Suezmax	February 7, 2011	$39,000
Genmar Strength	Aframax	September 20, 2009	$39,000	(3)
Stena Companion	Panamax	November 10, 2009 (4)	$18,639
Stena Compatriot	Panamax	November 10, 2010 (5)	$18,639	(6)
Stena Concept	Product carriers	July 4, 2011 (5)	$17,942	(7)
Stena Concord	Product carriers	November 10, 2009 (5)	$16,642
Stena Consul	Product carriers	November 10, 2010 (5)	$16,642	(8)
Stena Contest	Product carriers	July 4, 2011 (5)	$17,942	(7)
Stena Vision	VLCC	November 10, 2009 (4)	$37,316
Stena Victory	VLCC	November 10, 2009 (4)	$37,316

(1)         Before brokers’ commissions.

(2)         Replaced Genmar Minotaur on July 21, 2009.

(3)         Early redelivery expected by August 20, 2009.

(4)         Charterer has declined its option to extend the time charter beyond its expiration date.

(5)         Charter end date excludes periods that are at the option of the charterer.

(6)         Rate increases to $18,989 per day commencing November 11, 2009.

(7)         Rate adjusts as follows: $18,264 per day from January 5, 2010 through January 4, 2001 and $18,603 per day from January 5, 2011 through July 4, 2011.

(8)         Rate increases to $16,964 per day commencing November 11, 2009.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $7.9 million, or 49.7%, to $23.6 million for the three months ended June 30, 2009 compared to $15.7 million for the prior year period. This increase in overall direct vessel expenses is primarily due to a 47.6% increase in the average size of our fleet to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) vessels during the three months ended June 30, 2009 compared to 21.0 (10.0 Aframax, 11.0 Suezmax) during the prior year period as well as higher crewing costs.  On a daily basis, direct vessel expenses per vessel increased by $119, or 1.4%, to $8,359 ($9,221 Aframax, $8,415 Suezmax, $8,956 VLCC, $6,422 Panamax, $6,288 Product carrier) for the three months ended June 30, 2009 compared to $8,240 (or $7,830 for our Aframax vessels and, $8,613 for our Suezmax vessels) for the prior year period.  This increase in overall and daily direct vessel expense is primarily associated with higher crewing costs on the Aframax and Suezmax vessels relating to wage increases given to crews commencing during the second half of 2008 and the beginning of 2009.  This increase in overall and daily direct vessel operating expense is also attributable to higher maintenance and repair costs (including related insurance deductible costs) associated with auxiliary engine overhauls of certain of the Aframax and Suezmax vessels.  Partially offsetting the increase in daily direct vessel expense is lower daily operating costs on our VLCC, Panamax and product carriers which averaged $6,989 per day.  Operating expenses on these vessels pertain entirely to management fees paid to a third party technical manager.

We anticipate that direct vessel expenses will increase during 2009 as compared to 2008 due to the increase in the average size of our fleet during 2009 as compared to 2008 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2009 as compared to 2008 due to higher crew costs and maintenance and repair costs associated with continued auxiliary engine overhauls.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $2.9 million, or 23.3%, to $9.7 million for the three months ended June 30, 2009 compared to $12.6 million for the prior year period.  Factors contributing to this decrease are as follows:

(a)          A $1.6 million reduction in personnel cost in our New York office, including restricted stock amortization, during the three months ended June 30, 2009 due to a reduction of head count as well as lower severance costs incurred during the three months ended June 30, 2009 as compared to the prior year period;

(b)         A $0.9 million decrease associated with ceasing to operate our corporate aircraft, which we leased through February 2009, during the three months ended June 30, 2009 compared to the prior year period; and

(c)          A $0.2 million decrease associated with reductions of our reserve against amounts due from charterers primarily relating to a high level of collections on such balances during the three months ended June 30, 2009 compared to the prior year.

For 2009, we have budgeted general and administrative expenses to be approximately $38.6 million.  This budget reflects 2009 reductions in payroll attributable to lower head count in 2009 and to severance costs incurred during 2008 as well as a reduction in expenses associated with the corporate aircraft, the lease for which expired in February 2009.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $8.0 million, or 58.2%, to $21.9 million for the three months ended June 30, 2009 compared to $13.9 million for the prior year period. Vessel depreciation was $18.0 million during the three months ended June 30, 2009 compared to $10.3 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008 and the acquisitions during the fourth quarter of 2008 of the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 pursuant to the Arlington Combination at which time they joined our fleet.

Amortization of drydocking increased by $0.2 million to $3.1 million for the three months ended June 30, 2009 compared to $2.8 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended June 30, 2009 and 2008, we incurred losses associated with the disposal of certain vessel equipment of $0.1 million and $0.5 million, respectively.

NET INTEREST EXPENSE— Net interest expense for the three months ended June 30, 2009 was $7.8 million compared to $6.6 million for the prior year period.  This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, relating primarily to our merger with Arlington on December 16, 2008, which was $940.5 million for the three months ended June 30, 2009 compared to $617.1 million during the prior year period.  Partially offsetting the impact of the higher average outstanding indebtedness is a lower interest rate environment during the three months ended June 30, 2009 compared to the prior year period.  This increase in net interest expense also reflects less interest income during the three months ended June 30, 2009 compared to the prior year period attributable to lower cash balances in 2009 as well as lower interest rates received on deposits.

OTHER EXPENSE — Other expense for the three months ended June 30, 2009 of $0.4 million consists of realized gain on our freight derivative of $1.2 million and $1.5 million of unrealized loss on our freight derivative and a realized loss of $0.1 million associated with our interest rate swaps.  Other expense for the three months ended June 30, 2008 of $15.0 million consists of realized losses on our freight derivatives of $7.0 million and unrealized losses on our freight derivatives of $7.7 million; realized gains on our bunker derivatives of $0.1 million and unrealized losses on our bunker derivatives of $0.1 million, and $0.4 million unrealized loss on our foreign currency options.

NET INCOME- Net income was $7.3 million for the three months ended June 30, 2009 compared to net income of $5.0 million for the prior year period.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

VOYAGE REVENUES-Voyage revenues increased by $18.1 million, or 11.7%, to $172.6 million for the six months ended June 30, 2008 compared to $154.5 million for the prior year period.  This increase is primarily due to a greater number of vessel operating days during the six months ended June 30, 2009 compared to the prior year period.  There was a 46.1% increase in the number of vessel operating days during the six months ended June 30, 2009 to 5,259 days from 3,599 days in the prior year period, attributable to an increase in the size of our fleet. The average size of our fleet increased to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) during the six months ended June 30, 2009 compared to 20.8 vessels (or 10.0 for our Aframax vessels and 10.8 for our Suezmax vessels) during the prior year period.  This increase in fleet size is attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 in connection with the Arlington Combination at which time they joined our fleet.

This increase in voyage revenues is proportionately smaller than the increase in the size of our fleet due in part to a greater proportion of our fleet being deployed on time charters during the six months ended June 30, 2009 as compared to the prior year period as well as significant reduction in rates attained on our vessels under time charters and spot voyage charters.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues to recoup these expenses.

VOYAGE EXPENSES-Voyage expenses decreased $5.4 million, or 22.3%, to $18.9 million for the six months ended June 30, 2009 compared to $24.3 million for the prior year period.  This decrease in voyage expenses is primarily attributable to lower fuel costs incurred during the 2009 period.  Fuel cost decreased by $6.6 million, or 41.5%, to $9.2 million during the six months ended June 30, 2009 compared to $15.8 million during the prior year period.  Fuel costs decreased by 42% per spot voyage day during the six months ended June 30, 2009 compared to the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $0.5 million, or 9.3% to $5.4 million during the six months ended June 30, 2009 compared to $4.9 million for the prior year period.  The number of days our vessels operated under spot voyage days remained relatively unchanged at 949 days (881 days Aframax, 68 days Suezmax) during the six months ended June 30, 2009 from to 940 days (763 days Aframax, 177 days Suezmax) during the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $23.5 million, or 18.0%, to $153.7 million for the six months ended June 30, 2008 compared to $130.2 million for the prior year period. This increase is the result of a 46.1% increase in vessel operating days during the six months ended June 30, 2009 compared to the prior year period.  Offsetting this increase is a 19.2% decrease in our average TCE rates to $29,227 during the six months ended June 30, 2009 compared to $36,187 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	6 months ended June 30,		Increase
	2009	2008	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$31,488	$28,077	$3,411	12.1%
Suezmax	67,190	66,161	1,029	1.6%
VLCC	17,042	—	17,042	n/a
Panamax	8,322	—	8,322	n/a
Product	11,985	—	11,985	n/a
Total	136,027	94,238	41,789	44.3%

Spot charter:
Aframax	16,554	29,801	(13,247)	-44.5%
Suezmax	1,124	6,199	(5,075)	-81.9%
Total	17,678	36,000	(18,322)	-50.9%

TOTAL NET VOYAGE REVENUE	$153,705	$130,238	$23,467	18.0%

Vessel operating days:
Time charter:
Aframax	1,035	884	151	17.1%
Suezmax	1,838	1,775	63	3.5%
VLCC	361	—	361	n/a
Panamax	352	—	352	n/a
Product	724	—	724	n/a
Total	4,310	2,659	1,651	62.1%

Spot charter:
Aframax	881	763	118	15.5%
Suezmax	68	177	(109)	-61.6%
Total	949	940	9	1.0%
TOTAL VESSEL OPERATING DAYS	5,259	3,599	1,660	46.1%
AVERAGE NUMBER OF VESSELS	31.0	20.8	10.2	49.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	30,424	$31,761	$(1,337)	-4.2%
Suezmax	36,556	$37,274	$(718)	-1.9%
VLCC	47,208	$—	n/a	n/a
Panamax	$23,641	$—	n/a	n/a
Product	$16,554	$—	n/a	n/a
Combined	$31,561	$35,441	$(3,880)	-10.9%

Spot charter:
Aframax	$18,789	$39,057	$(20,268)	-51.9%
Suezmax	$16,533	$35,023	$(18,490)	-52.8%
Combined	$18,628	$38,298	$(19,670)	-51.4%
TOTAL TCE	$29,227	$36,187	$(6,960)	-19.2%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $15.7 million, or 51.1%, to $46.6 million for the six months ended June 30, 2009 compared to $30.8 million for the prior year period.  This increase in overall direct vessel expenses is primarily due to a 49% increase in the average size of our fleet to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) vessels during the six months ended June 30, 2009 compared to 20.8 (10.0 Aframax, 10.8 Suezmax) during the prior year period as well as higher crewing costs.  On a daily basis, direct vessel expenses per vessel increased by $154, or 1.9%, to $8,299 ($9,032 Aframax, $8,389 Suezmax, $8,996 VLCC, $6,548 Panamax, $6,378 Product carrier) for the six months ended June 30, 2009 compared to $8,145 (or $8,106 for our Aframax vessels and $8,182 for our Suezmax vessels) for the prior year period.  This increase in overall and daily direct vessel expense is primarily associated with higher crewing costs on the Aframax and Suezmax vessels relating to wage increases given to crews commencing during the second half of 2008 and the beginning of 2009.  This increase in overall and daily direct vessel operating expense is also attributable to higher maintenance and repair costs associated with auxiliary engine overhauls of certain of the Aframax and Suezmax vessels.  Partially offsetting the increase in daily direct vessel expense is lower daily operating costs on our VLCC, Panamax and product carriers which averaged $7,075 per day.  Operating expenses on these vessels pertain entirely to management fees paid to a third party technical manager.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $3.0 million, or 12.1%, to $21.4 million for the six months ended June 30, 2009 compared to $24.4 million for the prior year period.  This decrease reflects the following:

(a)   A $2.8 million reduction in personnel cost in our New York office, including restricted stock amortization, during the six months ended June 30, 2009 due to a reduction of head count as well as much less severance costs incurred during the three months ended June 30, 2009 as compared to the prior year period;

(b)   A $0.7 million decrease associated with operating our corporate aircraft, which we leased through February 2009, during the three months ended June 30, 2009 compared to the prior year period; and

(c)   An offsetting $1.3 million increase in legal costs during the six months ended June 30, 2009 relating to costs deemed to be uncollectible from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance, expenditures made in connection with settling payroll tax amounts due to New York State relating to vesting of restricted stock for and exercise of stock options by employees during 2003 through 2005, the Arlington Combination including costs associated with filing various registration statements with the SEC as well as legal fees incurred with winding down the lease on the corporate aircraft.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $16.7 million, or 61.7%, to $43.8 million for the six months ended June 30, 2009 compared to $27.1 million for the prior year period. Vessel depreciation increased by $15.5 million to $35.8 million during the six months ended June 30, 2009 compared to $20.3 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008 and the acquisitions during the fourth quarter of 2008 of the two VLCCs, two Panamaxes, and four product carriers we acquired on December 16, 2008 pursuant to the Arlington Combination at which time they joined our fleet.

Amortization of drydocking increased by $1.0 million to $6.3 million for the six months ended June 30, 2009 compared to $5.3 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT— During the six months ended June 30, 2009 and 2008 we incurred losses associated with the disposal of certain vessel equipment of $0.1 million and $1.1 million, respectively.

NET INTEREST EXPENSE- Net interest expense for the six months ended June 30, 2009 was $15.7 million compared to $13.4 million for the prior year period.  This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, relating primarily to our merger with Arlington Tankers on December 16, 2008, which was $948.8 million for the six months ended June 30, 2009 compared to $601.9 million during the prior year period.  Partially offsetting the impact of the higher average outstanding indebtedness is a lower interest rate environment during the six months ended June 30, 2009 compared to the prior year period.  This increase in net interest expense also reflects less interest income during the six months ended June 30, 2009 compared to the prior year period attributable to lower cash balances in 2009 as well as lower interest rates received on deposits.

OTHER INCOME/EXPENSE — Other income for the six months ended June 30, 2009 of $0.1 million consists of realized gain on our freight derivative of $0.7 million and $0.6 million of unrealized loss on our freight derivative, a realized loss of $0.1 million associated with our interest rate swaps, and a $0.1 million unrealized gain on a bunker derivative.  Other expense for the six months ended June 30, 2008 of $15.6 million consists of realized losses on our freight derivatives of $9.0 million and unrealized losses on our freight derivatives of $6.7 million; realized gains on our bunker derivatives of $0.2 million; and $0.1 million realized loss on our foreign currency options.

NET INCOME-Net income was $26.2 million for the six months ended June 30, 2009 compared to net income of $17.9 million for the prior year period.

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

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities and bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities.  Because our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

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

Dividend Policy

Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(million)
March 31, 2005	June 13, 2005	$1.32		$68.4
June 30, 2005	September 7, 2005	$0.63		$32.5
September 30, 2005	December 13, 2005	$0.19		$9.5
	dividends declared and paid- 2005	$2.13

December 31, 2005	March 17, 2006	$1.49		$68
March 31, 2006	June 5, 2006	$1.07		$47.7
June 30, 2006	September 8, 2006	$0.49		$21.7
September 30, 2006	December 14, 2006	$0.53		$23
	dividends declared and paid- 2006	$3.58

December 31, 2006	March 23, 2007	$0.46		$20.3
December 31, 2006	March 23, 2007	$11.19	(1)	$486.5
March 31, 2007	May 31, 2007	$0.37		$16.4
June 30, 2007	August 31, 2007	$0.37		$16.4
September 30, 2007	November 30, 2007	$0.37		$15.9
	dividends declared and paid- 2007	$12.78

December 31, 2007	March 28, 2008	$0.37		$15.6
March 31, 2008	May 30, 2008	$0.37		$15.7
June 30, 2008	August 01, 2008	$0.37		$15.6
September 30, 2008	December 5, 2008	$0.38		$15.6
	dividends declared and paid- 2008	$1.49

December 31, 2008	March 20, 2009	$0.50		$28.9
March 31, 2009	May 22, 2009	$0.50		$28.9
	dividends declared and paid- 2009	$1.00

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Quarterly Report on Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Combination.

General Maritime Subsidiary announced on February 21, 2007 that its Board of Directors changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007.  On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year.  We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We intend to declare dividends in April, July, October and February of each year.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of June 30, 2009.  The Board will periodically review the program.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Combination and the Company was added as a loan party. The 2005 Credit Facility was used to refinance our then existing term borrowings.  The 2005 Credit Facility, which has been amended and restated on various dates through February 24, 2009, provides a total commitment of $849.9 million.

Under the 2005 Credit Facility, as amended and restated, we are permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150 million plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted us to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

The 2005 Credit Facility, as amended and restated, currently provides an $849.9 million revolving loan with semiannual reductions of $50.1 million commencing on May 26, 2010 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support our obligations and those of our subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of June 30, 2009, we have outstanding letters of credit aggregating $6.0 million which expire between October 2009 and March 2010, leaving $44.0 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 26.25 basis points on the unused portion. As of June 30, 2009 and December 31, 2008, $711.0 million and $761.0 million, respectively, of the facility are outstanding. The facility is collateralized by 22 of our double-hull vessels with an aggregate carrying value as of June 30, 2009 of $754.7 million, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each of our subsidiaries with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provide a guarantee and have pledged our equity interests in General Maritime Subsidiary.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business as well as giving effect to the Arlington Combination as if it had occurred on the first day of the respective Test Period until the Test Period ending December 31, 2009 (at which time the entire Test Period will reflect only post combination financial results) but without taking into account any pro forma cost savings and expenses.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of June 30, 2009, we are in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

Interest rates during the six months ended June 30, 2009 ranged from 1.31% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Combination, Arlington remains a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $463.5 million as of June 30, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, Arlington has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

The term loan agreement provides that if at any time the aggregate fair value of the Arlington Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the aggregate total assets of Arlington and the eight subsidiaries that own the Arlington Vessels (adjusted to give effect to the market value of the vessels) less total liabilities of these nine entities is equal to or greater than 30% of such total assets and (2) these nine entities have positive working capital. In addition, if the aggregate value of the Arlington Vessels collateralizing this loan is less than 140% of the aggregate of the loan, these nine entities may not pay any dividend or make any other form of distribution or effect any form of redemption, purchase or return of share capital.

As of June 30, 2009, we are in compliance with all of the financial covenants under the RBS Facility.

During the six months ended June 30, 2009 and 2008, we paid dividends of $57.8 million and $31.3 million, respectively.

A repayment schedule of outstanding borrowings at June 30, 2009 is as follows (expressed in thousands of dollars):

	2005 Credit	RBS
PERIOD ENDING DECEMBER 31,	Facility	Facility	TOTAL
2009 (July 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	61,312	229,500	290,812
2012	649,688	—	649,688
	$711,000	$229,500	$940,500

Interest Rate Swap Agreements

As of June 30, 2009, we are party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2009 and 2008 was $4.6 million and $0.9 million, respectively.

Interest expense under all of our credit facilities and interest rate swaps aggregated $14.9 million and $13.3 million for the six months ended June 30, 2009 and 2008, respectively.

Cash and Working Capital

Cash decreased to $48.6 million as of June 30, 2009 compared to $104.1 million as of December 31, 2008. Working capital is current assets minus current liabilities. Working capital deficiency was $2.6 million as of June 30, 2009 compared to working capital of $53.3 million as of December 31, 2008.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities increased 8.3% to $56.8 million for the six months ended June 30, 2009, compared to $52.5 million for the prior year period.  This increase is primarily attributable to the increase in net income before depreciation and amortization for the six months ended June 30, 2009 compared to the prior year period.  Net income was $26.2 million for the six months ended June 30, 2009 compared to $17.9 million for the prior year period.  Depreciation and amortization was $43.8 million during the six months ended June 30, 2009 compared to $27.1 million during the prior year period.  This increase is partially offset by a decrease in accounts payable and accrued expenses of $13.0 million and $4.6 million during the six months ended June 30, 2009 and 2008, respectively, as well as an increase in drydocking costs incurred, which were $14.3 million during the six months ended June 30, 2009 compared to $4.8 million during the prior year period.

Cash Flows Used By Investing Activities

Net cash used by investing activities was $4.5 million for the six months ended June 30, 2009 compared to $52.8 million for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the six months ended June 30, 2008, we made payments related to vessel construction in progress of $33.7 million (including $0.1 million of capitalized interest).  We made no such payments during 2009.

•                  During the six months ended June 30, 2009 and 2008, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $3.3 million and $5.4 million, respectively.

•                  During the six months ended June 30, 2008, we expended $13.7 million for deposits on the Genmar Daphne and Genmar Elektra.  We paid for the balance of the purchase price of these vessels when they joined our fleet during the fourth quarter of 2008.  We made no such payments during 2009.

•                  During the six months ended June 30, 2009 we expended $1.1 million of costs relating to the Arlington Combination.  We made no such comparable payments during the six months ended June 30, 2008.

Cash Flows Used By Financing Activities

Net cash used by financing activities was $107.8 million for the six months ended June 30, 2009 compared to $2.1 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the six months ended June 30, 2009 we repaid $50.0 million of revolving debt associated with our 2005 Credit Facility.  During the six months ended June 30, 2008 we borrowed a net amount of $46.0 million of revolving debt associated with our 2005 Credit Facility.

•                  During the six months ended June 30, 2008 we paid $16.4 million to acquire and retire 953,142 shares of our common stock.  We did not acquire any shares during 2009.

•                  During the six months ended June 30, 2009 we paid $57.8 million of dividends to our shareholders compared to $31.3 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the six months ended June 30, 2009, we paid $14.3 million of drydock related costs.  For the year ending December 31, 2009, we anticipate that we will capitalize costs associated with drydocks and significant in-water surveys on 10 vessels. We estimate that the expenditures to complete drydocks during 2009 will aggregate approximately $26 million to $28 million and that the vessels will be offhire for approximately 400 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008.  This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas.  The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems.  On October 10, 2008, the International Maritime Organization adopted a new set of amendments to Annex VI.  These new rules/amendments will affect vessels built after the year 2000 and could affect vessels built between 1990 and 2000.  We may incur costs to comply with these newly defined standards.

Capital Improvements

During the six months ended June 30, 2009, we capitalized $3.3 million relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2009, we have budgeted approximately $5.8 million for such projects.

Other Commitments

In December 2004, we entered into a 15-year lease for office space in New York, New York.  The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $109,724 per month from October 1, 2005 to September 30, 2010, $118,868 per month from October 1, 2010 to September 30, 2015, and $128,011 per month from October 1, 2015 to September 30, 2020.  The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $104,603.

The minimum future vessel operating expenses to be paid by us under ship management agreements in effect as of June 30, 2009 that will expire in 2009, 2010, and 2011 are $9.1 million, $9.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of June 300, 2009 for the categories set forth below (dollars in millions):

	Total	2009 (2)	2010	2011	2012	2013	Thereafter
2005 Credit Facility	$711.0	$—	$—	$61.3	$649.7	$—	$—
RBS Facility	229.5	—	—	229.5	—	—	—
Interest expense (1)	89.7	19.0	36.4	18.6	13.9	1.8	—
Senior officer employment agreements	1.9	0.7	0.6	0.6	—	—	—
Severance to former President and CEO	22.0	22.0	—	—	—	—	—
Ship management agreements	21.1	9.1	9.4	2.6	—	—	—
Office leases	17.3	0.9	1.7	1.6	1.5	1.4	10.2
Total commitments	$1,092.5	$51.7	$48.1	$314.2	$665.1	$3.2	$10.2

(1)            Future interest payments on our 2005 Credit Facility are based on our current outstanding balance of $711 million using a current 3-month LIBOR rate of 0.625%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.2625% commitment fee we are required to pay on the unused portion of this credit facility.

(2)            Denotes the six month period from July 1, 2009 to December 31, 2009.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Interest rates.  As of June 30, 2009, we are party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company would have paid approximately $25.4 million to settle its outstanding swap agreement based upon its aggregate fair value as of June 30, 2009. This fair value is based upon estimates received from financial institutions.

Related Party Transactions

During the fourth quarter of 2000, The Company loaned $486,000 to Peter C. Georgiopoulos, our Chairman.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of June 30, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the six months ended June 30, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $85,000 and $3,000 respectively. As of June 30, 2009 and December 31, 2008 $6,000 and $17,000 remains outstanding.

During the six months ended June 30, 2009 and 2008, the Company incurred fees for legal services aggregating $0 and $23,000 respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2009 and December 31, 2008, none of this balance was outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other travel and office expenses totaling $113,000 during the six months ended June 30, 2009 and similar expenses totaling $156,000 for the six months ended June 30, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $6,000 and $0 remains outstanding as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $62,000 and $65,000 respectively, based on actual time spent by the employee, of which the balance due to Genco of $10,000 and $62,000 remains outstanding as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1,856,000 and $870,000 respectively. At June 30, 2009 and December 31, 2008, $304,000 and $16,000 respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space in its New York office to Aegean during the six months ended June 30, 2009 and 2008 for $28 and $24, respectively.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, Chief Executive Officer, the President of GMM, the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the six months ended June 30, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer. During the six months ended June 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on two occasions and incurred charter fees totaling $71,000 which were paid directly to the third-party charterer.  The balance of $0 and $297,000 remains outstanding as of June 30, 2009 and December 31, 2008 respectively.

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

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Our revenues are earned under time charters or voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates. Revenue for voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2009, we provided a reserve of approximately 10% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we have reserved $12,000 as of June 30, 2009.

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

GOODWILL.  We follow the provisions for SFAS No. 142 Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, we amortized goodwill. Goodwill as of June 30, 2009 and December 31, 2008 was $70.7 million and $71.7 million, respectively.  Based on annual tests performed, we determined that there was no impairment of goodwill as of December 31, 2008.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At June 30, 2009 and December 31, 2008 we had $940.5 million and $990.5 million, respectively, of floating rate debt with margins over LIBOR of ranging from 1.00% to 1.25%.  As of June 30, 2009 and December 31, 2008, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A 100 basis point increase in LIBOR would increase interest expense on the portion of our $361 million outstanding floating rate indebtedness, which is not hedged, by approximately $3.6 million per year from June 30, 2009.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2009, approximately 15% of the Company’s direct vessel operating expenses was denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.7 million for the six months ended June 30, 2009.

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

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We have been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004.  We have denied any wrongdoing in this matter by us or any of our employees.  No charges have been made and no fines or penalties have been levied against us.  On August 3, 2009, the U.S. Coast Guard released to us a surety bond that we had posted to cover potential fines or penalties, and stated that it had confirmed with the U.S. Attorney's Office that it was permissible to do so.  The U.S. Coast Guard has also informed us that it intends to return all documents and materials seized from the vessel in connection with the investigation.

This matter has been reported to our protection and indemnity insurance underwriters.  Through June 30, 2009, we have paid $0.5 million of legal fees incurred by such underwriters and have delivered to such underwriters a letter of credit in the amount of $1 million for additional costs that may be incurred in connection with this matter. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

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

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1.0 million fine in April 2009 and is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of our vessels from calling on U.S. ports.  We have also written off approximately $3.3 million of insurance claims related to this matter.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  Below is updated information to the risk factors contained in our Annual Report on Form 10-K.

We receive a significant portion of our revenues from our largest customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our revenues from our largest customer, Lukoil Oil Company, or Lukoil.  During the six months ended June 30, 2009, Lukoil accounted for 38.2% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 22 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the six months ended June 30, 2009, these customers accounted for 21.9% of our voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  All eight Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues other than Lukoil revenues, Concordia and Stena are also derived from a limited number of customers.

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

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1.0 million fine in April 2009 and is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  The Court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of the Company’s vessels from calling on U.S. ports.  The unfavorable verdict and sentence could negatively affect our relationships with our customers and our ability to conduct business with governmental entities and have an adverse impact on our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its annual meeting of shareholders on Thursday, May 14, 2009.

(b)           Briefly described below is each matter voted upon at the annual meeting of shareholders.

a.                                       Election of the following individuals, nominated by management, to hold office as Class I Directors of the Board of Directors for terms of three years. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated March 27, 2009, and all such nominees were elected. Total common stock voted was 49,270,205.

	Number of Shares Voted
Name	For	Withheld

Peter S. Shaerf	45,889,004	3,381,201

John P. Tavlarios	48,419,976	850,229

The continuing Directors of the Board of Directors are:

i.                  Class II Directors: Peter C. Georgiopoulos, William J. Crabtree and E. Grant Gibbons (terms expire at the 2010 Annual Meeting)

ii.               Class III Directors: Rex W. Harrington and George J. Konomos (terms expire at the 2011 Annual Meeting)

b.                                      Ratification and confirmation of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.  Total common stock voted was 48,504,071 in favor, 620,424 opposed, and 145,710 abstained.  This appointment of Deloitte and Touche LLP as the independent registered public accounting firm for the Company was ratified.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS

Exhibit	Document
10.1	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (1)

10.2	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (1)

10.3	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (1)

10.4	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (1)

10.5	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (1)

10.6	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1)        Exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 7, 2009	By:	/s/ John P. Tavlarios
John P. Tavlarios
President

Exhibit Index

Exhibit	Document
10.1	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (1)

10.2	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (1)

10.3	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (1)

10.4	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (1)

10.5	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (1)

10.6	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1)        Exhibit is filed herewith.