Form 10-Q
period 2009-09-30
General Maritime Corp / MI
filed 2009-11-06
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 6, 2009:

Common Stock, par value $0.01 per share 57,874,119 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,338	$104,146
Due from charterers, net	7,016	10,533
Prepaid expenses and other current assets	25,810	26,456
Derivative asset	—	568
Total current assets	55,164	141,703

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $286,645 and $233,051, respectively	1,268,016	1,319,555
Other fixed assets, net	12,490	11,507
Deferred drydock costs, net	24,826	18,504
Deferred financing costs, net	4,326	5,296
Other assets	6,124	8,998
Goodwill	70,726	71,662
Total noncurrent assets	1,386,508	1,435,522
TOTAL ASSETS	$1,441,672	$1,577,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,433	$55,164
Deferred voyage revenue	1,180	15,893
Derivative liability	20,145	17,335
Total current liabilities	52,758	88,392
NONCURRENT LIABILITIES:
Long-term debt	955,500	990,500
Other noncurrent liabilities	6,226	24,717
Derivative liability	6,419	17,817
Total noncurrent liabilities	968,145	1,033,034
TOTAL LIABILITIES	1,020,903	1,121,426
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 57,874,119 and 57,850,528 shares at September 30, 2009 and December 31, 2008, respectively	579	579
Paid-in capital	436,422	474,424
Retained earnings	—	—
Accumulated other comprehensive loss	(16,232)	(19,204)
Total shareholders’ equity	420,769	455,799
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,441,672	$1,577,225

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2009	2008	2009	2008
VOYAGE REVENUES:
Voyage revenues	$83,010	$82,292	$255,585	$236,815
OPERATING EXPENSES:
Voyage expenses	18,877	13,465	37,747	37,750
Direct vessel expenses	22,597	15,693	69,160	46,515
General and administrative	9,476	10,359	30,885	34,714
Depreciation and amortization	22,255	14,212	66,040	41,292
Loss on disposal of vessel equipment	443	85	587	1,180
Total operating expenses	73,648	53,814	204,419	161,451
OPERATING INCOME	9,362	28,478	51,166	75,364
OTHER INCOME (EXPENSE):
Interest expense	(7,734)	(6,448)	(23,432)	(19,904)
Other income (expense)	13,127	1,444	13,196	(14,116)
Net other income (expense)	5,393	(5,004)	(10,236)	(34,020)
Net income	$14,755	$23,474	$40,930	$41,344

Basic earnings per common share	$0.27	$0.60	$0.75	$1.07
Diluted earnings per common share	$0.27	$0.59	$0.74	$1.04

Weighted average shares outstanding:
Basic	54,550,692	38,803,699	54,532,408	38,802,956
Diluted	55,629,506	39,952,493	55,570,771	39,916,612

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total
Balance as of January 1, 2009	$579	$474,424	$—	$(19,204)		$455,799

Comprehensive income:
Net income			40,930		$40,930	40,930
Unrealized derivative gain on cash flow hedge				2,778	2,778	2,778
Foreign currency translation losses				194	194	194
Comprehensive income					$43,902
Cash dividends paid		(45,801)	(40,930)			(86,731)
Restricted stock amortization, net of forfeitures		7,799	—			7,799
Balance at September 30, 2009 (unaudited)	$579	$436,422	$—	$(16,232)		$420,769

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$40,930	$41,344
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessel equipment	587	1,180
Depreciation and amortization	66,040	41,292
Amortization of deferred financing costs	1,040	792
Restricted stock amortization	7,799	8,892
Net unrealized loss on derivative financial instruments	569	4,083
Allowance for bad debts	(130)	463
Changes in assets and liabilities:
Decrease in due from charterers	3,647	367
Decrease (increase) in prepaid expenses and other assets	4,754	(2,735)
Decrease in accounts payable, accrued expenses and other liabilities	(47,345)	(1,254)
(Decrease) increase in deferred voyage revenue	(14,713)	3,228
Deferred drydock costs incurred	(15,755)	(8,844)
Net cash provided by operating activities	47,423	88,808

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of other fixed assets	(6,459)	(6,648)
Expenditures for Arlington Merger	(1,144)	—
Payments for deposits on Vessels	—	(13,763)
Payments for vessel construction in progress	—	(33,772)
Net cash used by investing activites	(7,603)	(54,183)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	15,000	76,000
Repayments on revolving credit facilities	(50,000)	(30,000)
Increase in deferred financing costs	(70)	(529)
Payments to acquire and retire common stock	—	(16,379)
Proceeds from the exercise of stock options	—	49
Cash dividends paid	(86,731)	(46,870)
Net cash used by financing activities	(121,801)	(17,729)
Effect of exchange rate changes on cash balances	173	368
Net (decrease) increase in cash	(81,808)	17,264
Cash, beginning of the year	104,146	44,526
Cash, end of period	$22,338	$61,790

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$26,103	$18,709
Delivery of vessel from Vessel construction in progress	$—	$63,794
Restricted stock granted to employees (net of forfeitures)	$113	$84

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT METRIC TONS AND SHARE DATA)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and Handymax vessels. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts between several days and several weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

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

BASIS OF PRESENTATION — On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”). As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company. In addition, upon the consummation of the Arlington Acquisition, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  All share and per share amounts in these unaudited consolidated financial statement and footnotes thereto have been adjusted to reflect this exchange had it occurred on January 1, 2008.

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

ACCOUNTING STANDARDS CODIFICATION- In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (Statement of Financial Accounting Standards (“SFAS”) No. 168).  This standard replaces SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles and will modify the U.S. GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for fiscal years and interim periods ending after September 15,

2009.  As the Codification is not intended to alter existing U.S. GAAP, the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At September 30, 2009 and December 31, 2008, the Company has a reserve of approximately $348 and $510, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  Based upon the Company’s evaluation of potential unasserted claims on its time charters, the Company has no reserve as of September 30, 2009 and December 31, 2008 against its due from charterers balance associated with such claims.

VESSEL CONSTRUCTION IN PROGRESS -   Vessel construction in progress consists primarily of the cost of acquiring contracts to build vessels, installments paid to shipyards, and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the nine months ended September 30, 2009 and 2008, the Company capitalized $0 and $119, respectively, of interest expense related to vessel construction in progress.  As of September 30, 2009, there is no balance in this account.  The entire balance of this account was reclassified to Vessels upon delivery in February 2008 of the Company’s final vessel under construction.

TIME CHARTER ASSET/ LIABILITY- When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, the Company has recorded an asset of $3,520 and $4,752 as of September 30, 2009 and December 31, 2008, respectively, which is included in Other assets on the Company’s balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, the Company has recorded a liability of $3,904 and $22,590 as of September 30, 2009 and December 31, 2008, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, the Company accelerated the amortization on four time charters it acquired during the Arlington Acquisition, having been informed by the charterer that the options would not be exercised.  Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date communicated by the charterer on two of the vessels.  The incremental effect of this adjustment reduced the time charter liability and asset by $14,052 and $356, respectively, and resulted in Other income to the Company of $13,696 for the three and nine months ended September 30, 2009.

GOODWILL -  The Company follows the provisions for FASB ASC 350-20, Intangibles- Goodwill and Other (SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired, and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of September 30, 2009 and December 31, 2008 was $70,726 and $71,662, respectively.  All but $1,245 of goodwill relates to the Arlington Acquisition.  During the nine months ended September 30, 2009, the Company adjusted the fair value of lubricating oils on board the eight vessels acquired in the Arlington Acquisition which reduced goodwill by $1,234 and increased Prepaid expense and other current assets by the same amount. Based on annual tests performed, the Company determined that there was no impairment of goodwill as of December 31, 2008.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods. Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Acquisition, the weighted average number of common shares outstanding during the 2008 period has been retroactively adjusted to reflect the exchange had it occurred on January 1, 2008.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

COMPREHENSIVE INCOME- The Company follows FASB ASC 220, Comprehensive Income (SFAS No. 130), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps, and foreign currency translation.

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

INTEREST RATE RISK MANAGEMENT- The Company is exposed to interest rate risk through the variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives  and Hedging (SFAS No. 133) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of other comprehensive income until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 6 and 7 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK -   The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS- For the nine months ended September 30, 2009, two customers accounted for 38.1% and 22.1% of revenue.  For the nine months ended September 30, 2008, one customer accounted for 41.9% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- In September 2006, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosures (SFAS No. 157). This Statement, as amended through April 2009, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations (SFAS No. 141 (Revised 2007), (SFAS No. 141R)). This statement will significantly change the accounting for business combinations. Under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FASB ASC 805 also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008. As the provisions of FASB ASC 805 are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

In December 2007, the FASB issued FASB ASC 810, Consolidation (SFAS No. 160). FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB ASC 820, Fair Value Measurements and Disclosure (SFAS No. 161).  FASB ASC 820 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 820 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 820 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ended after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations and cash flows.

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and nine months ended September 30, 2009, no stock options were considered to be dilutive; for the three and nine months ended September 30, 2008, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Weighted average common shares outstanding- basic	54,550,692	38,803,699	54,532,408	38,802,956

Diluted earnings per share:
Weighted average common shares outstanding- basic	54,550,692	38,803,699	54,532,408	38,802,956
Stock options	—	994	—	1,347
Restricted stock awards	1,078,814	1,147,800	1,038,363	1,112,309
Weighted average common shares outstanding- diluted	55,629,506	39,952,493	55,570,771	39,916,612

3.             CASH FLOW INFORMATION

The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,027 for the nine months ended September 30, 2009.  The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $54, $115 and $293, respectively, for the nine months ended September 30, 2008.

4.             VESSEL ACQUISITIONS/ DELIVERIES

During February 2008, the Company took delivery of a newly-constructed Suezmax tanker.  Capitalized costs of this vessel over its construction period, inclusive of capitalized interest, were $63,593.  This vessel is one of the 22 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

During the fourth quarter of 2008, the Company acquired two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.  One of these vessels, the Genmar Daphne, is one of the 22 vessels that collateralize the Company’s 2005 Credit Facility (see Note 6).

Pursuant to the Arlington Acquisition, the Company acquired two VLCCs, two Panamax vessels and four Handymax vessels (the “Arlington Vessels”).  The Arlington Vessels collateralize the RBS Facility (see Note 6).

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$7,802	$7,314
Accrued operating	7,956	14,518
Accrued administrative	15,675	33,332
Total	$31,433	$55,164

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
2005 Credit Facility	$726,000	$761,000
RBS Facility	229,500	229,500
Total Long-term debt	$955,500	$990,500

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance the Company’s then existing term borrowings.  On October 27, 2009, the Company and its lenders agreed to an amendment of this credit facility, the effectiveness of which (other than a waiver of the minimum cash balance covenant under the 2005 Credit Facility, which became effective upon the signing of the amendment on such date) is contingent on certain conditions precedent, including the consummation prior to November 30, 2009 of an offering of non-amortizing senior unsecured notes with a minimum tenor of five years in which the Company raises a minimum of $230,000 of net proceeds, which is referred to here as a qualified notes offering.  The following description of the terms of the 2005 Credit Facility does not reflect changes that would be effected by an amendment which the Company entered into with its commercial lenders on October 27, 2009 (described in detail in Note 13).

As of September 30, 2009, the 2005 Credit Facility, as amended and restated, provides a total commitment of $849,937.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150,000 plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted the Company to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500,000) at any time prior to December 31, 2007.  The 2005 Credit Facility, as amended and restated, currently provides a $849,937 revolving loan with semiannual reductions of $50,063 commencing on April 26, 2010 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2009, the Company has outstanding letters of credit aggregating $5,008 which expire between March 2010 and December 2010, leaving $44,992 available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 35 basis points on the unused portion.  As of September 30, 2009 and December 31, 2008, $726,000 and $761,000, respectively, of the facility is outstanding.  The facility is collateralized by 22 of the Company’s double-hull vessels with an aggregate carrying value as of September 30, 2009 of $744,805, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility. The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various ongoing financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business as well as giving pro forma effect to the Arlington Acquisition as if it had occurred on the first day of the respective Test Period until the Test Period ending December 31, 2009 (at which time the entire Test Period will reflect only post combination financial results) but without taking into account any pro forma cost savings and expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of September 30, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated, except for the minimum cash balance covenant, for which the Company received a waiver from the lenders on October 27, 2009 (see Note 13).

Interest rates during the nine months ended September 30, 2009 ranged from 1.25% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remains a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $457,568 as of September 30, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, Arlington entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

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

As of September 30, 2009, the Company is in compliance with all of the financial covenants under the RBS Facility.

During the nine months ended September 30, 2009 and 2008, the Company paid dividends of $86,731 and $46,870, respectively.

A repayment schedule of outstanding borrowings at September 30, 2009 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	RBS Facility	TOTAL
2009 (October 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	76,312	229,500	305,812
2012	649,688	—	649,688
	$726,000	$229,500	$955,500

Interest Rate Swap Agreements

As of September 30, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2009 and 2008 was $7,979 and $1,727, respectively.

The Company’s 22 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $22,259 and $19,613 for the nine months ended September 30, 2009 and 2008, respectively.

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

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments:

Foreign currency.  During the nine months ended September 30, 2008, the Company purchased call options to purchase Euros, none of which contracts are open as of September 30, 2008.  The Company uses these currency options as an economic hedge, but has not designated them as a hedge for accounting purposes.  The Company paid an aggregate of $147 for these options, which is recorded as a realized loss for the nine months ended September 30, 2008 which is classified as Other income (expense) on the statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $164, which is classified as Other income (expense) on the statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company paid the counterparty; to the extent the spread was greater than $11.44/MT the Company was paid by the counterparty.  During the nine months ended September 30, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the statement of operations.

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the nine months ended September 30, 2009, the Company recognized a realized gain of $10 and an unrealized gain of $132, which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During November 2007, the Company entered into three freight derivative contracts which expired on December 31, 2008.  These freight forward contracts involved contracts to provide a fixed number of theoretical voyages at fixed rates and settled based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index.  The BITR averages rates received in the spot market by cargo type and trade route.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. The Company considers all of these contracts to be speculative.  During the nine months ended September 30, 2008, the Company incurred a realized loss of $2,077 with respect to these freight derivatives.

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

This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  The Company recorded an unrealized loss of $568 and $4,110 for the nine months ended September 30, 2009 and 2008, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) of $720 and $(8,065) for the nine months ended September 30, 2009 and 2008, respectively, which is classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Balances as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009				December 31, 2008
	Interest Rate Swap	Freight Derivative	Foreign Currency	Total	Interest Rate Swap	Freight Derivative	Bunker Derivative	Total

Current asset	$—	$—	$—	$—	$—	$568	$—	$568
Noncurrent asset	—	—	—	—	—	—	—	—
Current liability	(20,145)	—	—	(20,145)	(17,203)	—	(132)	(17,335)
Noncurrent liability	(6,419)	—	—	(6,419)	(17,817)	—	—	(17,817)

	$(26,564)	$—	$—	$(26,564)	$(35,020)	$568	$(132)	$(34,584)

Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	Liability Derivatives
	September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging
Interest rate contracts	Derivative Liability, current	$20,145
Interest rate contracts	Derivative Liability, noncurrent	6,419
Total derivatives designated as hedging instruments under FASB ASC 815		26,564
Total derivatives		$26,564

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Nine Months Ended September 30, 2009

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate contracts	$(5,082)	Interest Expense	$(7,860)	Other income/expense	$(226)

Total	$(5,082)		$(7,860)		$(226)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Nine Months Ended September 30, 2009

Derivatives Not Designated as Hedging Instruments under FASB ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Freight derivative	Other income/expense	$152
Bunker derivative	Other income/expense	$142

Total		$294

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Three Months Ended September 30, 2009

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate contracts	$(6,439)	Interest Expense	$(3,345)	Other income/expense	$(68)

Total	$(6,439)		$(3,345)		$(68)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Three Months Ended September 30, 2009

Derivatives Not Designated as Hedging Instruments under FASB ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Freight derivative	Other income/expense	$—
Bunker derivative	Other income/expense	—

Total		$—

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009	December 31, 2008
Cash	$22,338	$104,146
Floating rate debt	955,500	990,500
Derivative financial instruments (See Note 7)	(26,564)	(34,584)

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

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.   FASB ASC 820 states that the fair value measurements must include credit considerations.  Credit default swap basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the credit facility of 1% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.  The Company’s freight derivative value is based on quoted rates on the BITR and is therefore considered a level 2 item.  The fair value of the currency option is based on forward currency rates collected from Bloomberg as of September 30, 2009 and is also considered a level 2 item.

FASB ASC 820 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position and the creditworthiness of the counterparty has been factored into the fair value measurement of the derivative instruments in an asset position.

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

September 30, 2009
Significant Other Observable Inputs
(Level 2)

Derivative instruments – asset position	$0

Derivative instruments – liability position	26,564

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on Level 3 inputs, which are defined by FASB ASC 820 as unobservable inputs that are not corroborated by market data, for the nine months ended September 30, 2009 is as follows:

Fair value, January 1, 2009	$(132)

Fair value, September 30, 2009	0

Unrealized gain	$132

Realized gain, cash settlements received	10

Total gain, recorded as Other expense	$142

9.             RELATED PARTY TRANSACTIONS

During the fourth quarter of 2000, the Company loaned $486 to Peter C. Georgiopoulos, the Company’s Chairman.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of September 30, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the nine months ended September 30, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $99 and $14, respectively. As of September 30, 2009 and December 31, 2008 $8 and $17 remains outstanding.

During the nine months ended September 30, 2009 and 2008, the Company incurred fees for legal services aggregating $0 and $23, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2009 and December 31, 2008, none of this balance is outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of the Company’s aircraft and other travel and office expenses totaling $124 during the nine months ended September 30, 2009 and similar expenses totaling $252 for the nine months ended September 30, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4 and $0 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $94 and $100, respectively, based on actual time spent by the employee, of which the balance due to Genco of $19 and $62 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.  In addition, during the nine months ended September 30, 2009, Genco invoiced the Company $4 relating to a prepayment for an October 2009 office expense, which was paid as of September 30, 2009.

During the nine months ended September 30, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $5,295 and $1,130, respectively. At September 30, 2009 and December 31, 2008, $507 and $16, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space in its New York office to Aegean during the nine months ended September 30, 2009 and 2008 for $41 and $35, respectively.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, the Chief Executive Officer, the President of General Maritime Management, LLC (“GMM”), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the nine months ended September 30, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer. During the nine  months ended September 30, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on four occasions and incurred charter fees totaling $220 which were paid directly to the third-party charterer.  The balance of $0 and $297 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.

10.          STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, General Maritime Subsidiary adopted the General Maritime Corporation 2001 Stock Incentive Plan.  On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Acquisition. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan the Company’s compensation committee, another designated committee of the board of directors, or the board of directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

Stock Options

Effective January 1, 2006, the Company adopted FASB ASC 718 (SFAS No. 123R, Share-Based Payments) using a modified version of prospective application. During the nine months ended September 30, 2009 and 2008, the adoption of this statement resulted in incremental stock-based compensation expense of $0 and $5, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of September 30, 2009, there was no unrecognized compensation cost related to nonvested stock option awards. Also, during the nine months ended September 30, 2009 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of September 30, 2009, all of which were fully vested as of December 31, 2008:

	Options Outstanding, September 30, 2009			Options Exercisable, September 30, 2009
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	4.1	1,675	$10.88
$16.84	5,025	$16.84	4.6	5,025	$16.84

	6,700	$15.35	4.5	6,700	$15.35

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

The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2009 and 2008 is $9.59 per share and $20.90 per share, respectively.

A summary of the activity for restricted stock awards during the nine months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2009	3,340,005	$20.04

Granted	42,252	9.59
Vested	(40,169)	17.45
Forfeited	(18,662)	16.85

Outstanding and nonvested, September 30, 2009	3,323,426	$19.96

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2009:

	2009*	2010	2011	2012	2013	Thereafter	TOTAL
Restricted Stock Grant Date

November 26, 2002	$87	$—	$—	$—	$—	$—	$87
February 9, 2005	216	738	738	740	737	646	3,815
April 5, 2005	441	1,749	1,749	1,753	1,749	1,748	9,189
December 21, 2005	323	1,102	973	976	976	1,824	6,174
December 18, 2006	276	879	628	541	539	1,551	4,414
December 21, 2007	435	1,376	997	728	620	2,406	6,562
December 15, 2008	169	429	231	101	10	—	940
December 23, 2008	191	507	305	172	71	—	1,246
May 14, 2009	102	148					250

Total by year	$2,240	$6,928	$5,621	$5,011	$4,702	$8,175	$32,677

* Represents the period from October 1, 2009 through December 31, 2009.

As of September 30, 2009 and December 31, 2008, there was $32,677 and $40,364, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2009, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2009 and 2008 was $7,799 and $8,887, respectively.

11.          STOCK REPURCHASE PROGRAM

In October 2005, General Maritime Subsidiary’s Board of Directors approved a share repurchase program for up to a total of $200,000 of its common stock. In February 2006, General Maritime Subsidiary’s Board approved an additional $200,000 for repurchases of its common stock under the share repurchase program.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107,119, all of which was available as of December 31, 2008.  The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Repurchases will be subject to restrictions under our 2005 Credit Facility.

Through September 30, 2009, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.  As of September 30, 2009, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

12.          LEGAL PROCEEDINGS

The Company has been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004. The Company has denied any wrongdoing in this matter by it or any of its employees. No charges have been made and no fines or penalties have been levied against the Company. On August 3, 2009, the U.S. Coast Guard released to the Company a surety bond that the Company had posted to cover potential fines or penalties, and stated that it had confirmed with the U.S. Attorney’s Office that it was permissible to do so. On August 6, 2009, the U.S. Coast Guard returned all documents seized from the vessel in connection with the investigation and on August 29, 2009, all related materials were also returned to the Company by the Coast Guard.

This matter has been reported to our protection and indemnity insurance underwriters. Through September 30, 2009, the Company has paid approximately $464 of legal fees incurred by such underwriters. These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel.  The Company understands the federal and Puerto Rico authorities are conducting investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for $5,833 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. The Company is reviewing the demand and has requested additional information from the U.S. National Pollution Fund relating to the demand. The Company and General Maritime Management LLC recently received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and its business. Currently, no charges have been made and no other fines or penalties have been levied against the Company. The Company has been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

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

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., or GMM Portugal, a subsidiary of the Company, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships (33 USC 1908(a)) and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from alleged failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.

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

13.          SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 6, 2009, the date of issuance of the financial statements herein.

On October 27, 2009, the Company entered into an amendment with the lenders under its 2005 Credit Facility (see Note 6).  The effectiveness of the amendment (other than the waiver of the minimum cash balance maintenance covenant, which became effective upon the signing of the amendment on October 27, 2009) is contingent on certain conditions precedent set forth therein, including the consummation prior to November 30, 2009 of an offering of non-amortizing senior unsecured notes with a minimum tenor of five years in which the Company raises a minimum of $230,000 of net proceeds, which is referred to herein as a qualified notes offering.  If a qualified notes offering is not consummated, no changes contemplated by the amendment other than the waiver of the minimum cash balance requirement will take effect.  In such a case, the Company intends to seek alternative amendments of the collateral maintenance covenant on a going forward basis from the lenders under the 2005 Credit Facility.  However, with the receipt of the waiver of the minimum cash balance requirement referred to above, the Company is in compliance with the 2005 Credit Facility.  The Company intends to seek such amendments prior to the declaration of a dividend for the third quarter.  There can be no assurance that an agreement will be reached with the lenders.  If the Company does obtain an amendment or waiver of these covenants, it expects to be required to pay an increased interest rate margin over that currently charged under the 2005 Credit Facility.

Pursuant to this amendment, the 2005 Credit Facility will be amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749,813, the result of which is that the next scheduled reduction in total commitment will be April 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require the Company to provide a collateral vessel appraisal report within 30 days of the effective date of the amendment.

•                  Restrict the Company’s quarterly dividends to no more than $0.125 per share.

•                  Increase the applicable interest rate margin over LIBOR to 250 basis points from 100 basis points and the commitment fee to 87.5 basis points from 35 basis points.

•                  Permit subsidiary guarantees in a qualified notes offering and obligate the Company to deliver guarantees to the lenders for all subsidiaries that guarantee the notes issued in a qualified notes offering.

•                  Waive the minimum cash balance requirement for September 30, 2009.

On November 6, 2009, the Company announced the pricing of $300,000 aggregate principal amount of senior notes due 2017 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-United States persons in reliance on Regulation S under the Securities Act.  The offering is expected to close on November 12, 2009, subject to satisfaction of customary closing conditions.

The Notes will have an interest rate of 12% per annum and are being issued at a price equal to 97.512% of their face value.  The Notes will be senior unsecured obligations of the Company.

The Company estimates that the net proceeds from the offering will be approximately $285,000 after deducting initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company.  The Company expects to use the net proceeds of this offering to repay outstanding borrowings under its bank credit facilities and for other general corporate purposes.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2009 and 2008. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil transportation services. We also provide transportation services for refined petroleum products. Our fleet consists of 31 wholly-owned vessels, including two VLCCs, 11 Suezmax vessels, 12 Aframax vessels, two Panamax vessels and four Handymax vessels. The weighted average age of our fleet by dwt as of September 30, 2009 is 9.3 years. Our 31 vessels have approximately 4 million dwt carrying capacity on a combined basis and all are double-hulled.

General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Acquisition is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for the nine months ended September 30, 2008. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Acquisition, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted.  Arlington’s results have been included in the disclosures throughout this Quarterly Report on Form 10-Q and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Basis of Presentation” in Note 1 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Quarterly Report on Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

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

As reflected in the table below under “Net Voyage Revenues”, we expect eight of our vessels on time charter to be redelivered to us by January 2010 for which we have no replacement time charter arrangements.  Following redelivery, we intend to deploy these vessels in the spot market until opportunities to enter into time charters at rates that we believe will meet our return criteria are identified.

We operate the majority of our vessels in the Atlantic basin. Vessels owned by us operate in ports in the Caribbean, South and Central America, the United States, West Africa, the Mediterranean, Europe and the North Sea. Although we have focused our operations in the Atlantic, we also currently operate vessels in the Black Sea and in other regions. We believe this enables us to take advantage of market opportunities and helps us to position our vessels in anticipation of drydockings.

We strive to optimize the financial performance of our fleet through the deployment of our vessels in both time charters and in the spot market. We believe that our fleet deployment strategy provides us with the ability to benefit from increases in tanker rates while at the same time maintaining a measure of stability throughout the industry.  Vessels operating on time charters may be chartered for several months or years whereas vessels operating in the spot market typically are chartered for a single voyage that may last up to several weeks. Vessels operating in the spot market may generate increased profit margins during improvements in tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Accordingly, we actively monitor macroeconomic trends and governmental rules and regulations that may affect tanker rates in an attempt to optimize the deployment of our fleet.

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring. Through our wholly owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of our General Maritime Subsidiary vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services, through our wholly owned subsidiaries.

Six of our Arlington vessels—the Stena Companion, Stena Concord, Stena Contest, Stena Concept, Stena Consul and Stena Compatriot—are party to fixed-rate ship management agreements with Northern Marine Management. The Stena Victory and Stena Vision were party to similar agreements with Northern Marine until October 2009, and the agreements for the Stena Companion and Stena Concord will expire in November 2009. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

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

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the charters, while direct vessel expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.  We calculate direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing total expenses by the aggregate number of calendar days that we owned each vessel for the period.

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Nine months ended
INCOME STATEMENT DATA	September-09	September-08	September-09	September-08
(Dollars in thousands, except per share data)
Voyage revenues	$83,010	$82,292	$255,585	$236,815
Voyage expenses	18,877	13,465	37,747	37,750
Direct vessel expenses	22,597	15,693	69,160	46,515
General and administrative expenses	9,476	10,359	30,885	34,714
Depreciation and amortization	22,255	14,212	66,040	41,292
Loss on disposal of vessel equipment	443	85	587	1,180
Total operating expenses	73,648	53,814	204,419	161,451
Operating income	9,362	28,478	51,166	75,364
Net interest expense	7,734	6,448	23,432	19,904
Other expense (income)	(13,127)	(1,444)	(13,196)	14,116
Net income	$14,755	$23,474	$40,930	$41,344

Basic earnings per share	$0.27	$0.60	$0.75	$1.07

Diluted earnings per share	$0.27	$0.59	$0.74	$1.04

Weighted average shares outstanding, thousands	54,551	38,804	54,532	38,803
Diluted average shares outstanding, thousands	55,630	39,952	55,571	39,917

BALANCE SHEET DATA, at end of period	September-09	December-08
(Dollars in thousands)
Cash	$22,338	$104,146
Current assets, including cash	55,164	141,703
Total assets	1,441,672	1,577,225
Current liabilities	52,758	88,392
Total long-term debt	955,500	990,500
Shareholders’ equity	420,769	455,799

	Three months ended		Nine months ended
OTHER FINANCIAL DATA	September-09	September-08	September-09	September-08
(dollars in thousands, except average daily results)
Net cash (used) provided by operating activities	(9,419)	36,330	47,423	88,808
Net cash used by investing activities	(3,122)	(1,404)	(7,603)	(54,183)
Net cash used by financing activities	(13,985)	(15,624)	(121,801)	(17,729)
Capital expenditures
Vessel (purchases) sales, including deposits	—	(135)	—	(47,535)
Drydocking or capitalized survey or improvement costs	(1,473)	(3,995)	(15,755)	(8,844)
Weighted average long-term debt	952,728	611,000	950,115	604,927

OTHER DATA
EBITDA (1)	44,744	44,134	130,402	102,540

FLEET DATA
Total number of vessels at end of period	31	21	31	21
Average number of vessels (2)	31.0	21.0	31.0	20.9
Total vessel operating days for fleet (3)	2,772	1,828	8,031	5,427
Total time charter days for fleet	1,922	1,441	6,232	4,100
Total spot market days for fleet	850	387	1,799	1,327
Total calendar days for fleet (4)	2,852	1,932	8,463	5,716
Fleet utilization (5)	97.2%	94.6%	94.9%	94.9%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$23,136	$37,651	$27,125	$36,681
Direct vessel operating expenses per vessel (7)	7,923	8,122	8,172	8,138

		Three months ended		Nine months ended
		September-09	September-08	September-09	September-08
EBITDA Reconciliation
Net Income		$14,755	$23,474	$40,930	$41,344
+	Net interest expense (income)	7,734	6,448	23,432	19,904
+	Depreciation and amortization	22,255	14,212	66,040	41,292
	EBITDA	$44,744	$44,134	$130,402	$102,540

(1) EBITDA represents net income plus net interest (income) expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Our management uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

(6) Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis.  Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days. Net voyage revenues are voyage revenues minus voyage expenses. We evaluate our performance using net voyage revenues. We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or deployment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by its vessels.

(7) Daily direct vessel operating expenses, or daily DVOE, is calculated by dividing direct vessel expenses, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2009 and 2008 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2009	2008	2009	2008
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	35.2%	22.8%	31.7%	23.4%
General and administrative expenses	14.8%	15.1%	14.2%	17.4%
Depreciation and amortization	34.7%	20.6%	30.3%	20.7%
Loss on disposal of vessel equipment	0.7%	0.1%	0.3%	0.6%
Operating income	14.6%	41.4%	23.5%	37.9%
Interest expense	12.1%	9.4%	10.8%	10.0%
Other (expense)/ income	20.5%	2.1%	6.1%	-7.1%
Net income	23.0%	34.1%	18.8%	20.8%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
INCOME STATEMENT DATA	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands, except share data)	2009	2008	2009	2008

Voyage revenues	$83,010	$82,292	$255,585	$236,815
Voyage expenses	(18,877)	(13,465)	(37,747)	(37,750)
Net voyage revenues	$64,133	$68,827	$217,838	$199,065

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

VOYAGE REVENUES- Voyage revenues increased by $0.7 million, or 0.9%, to $83.0 million for the three months ended September 30, 2009 compared to $82.3 million for the prior year period.  This increase is attributable to a significant increase in the size of our fleet, which increased vessel operating days by 51.6% to 2,722 days during the three months ended September 30, 2009 compared to 1,828 days during the prior year period.  The average size of our fleet increased to 31.0 (2.0 VLCC, 12.0 Aframax, 11.0 Suezmax, 2.0 Panamax and 4.0 Handymax) during the three months ended September 30, 2009 compared to 21.0 (or 10.0 for our Aframax vessels and 11.0 for our Suezmax vessels) during the prior year period.  This increase in fleet size is attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the two VLCCs, two Panamaxes, and four Handymaxes we acquired on December 16, 2008 in connection with the Arlington Acquisition at which time they joined our fleet.  This increase is partially offset by a significant reduction in rates, especially with respect to vessels under spot voyage and, to a lesser extent time charters, during the three months ended September 30, 2009 as compared to the prior year period.

VOYAGE EXPENSES- Voyage expenses increased $5.4 million, or 40.2%, to $18.9 million for the three months ended September 30, 2009 compared to $13.5 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The increase in voyage expenses during the three months ended September 30, 2009 was primarily due to an increase in the number of days our vessels operated under spot charters, which increased by 463, or 120%, to 850 days (704 days Aframax, 146 days Suezmax) from 387 days (302 days Aframax, 85 days Suezmax) during the prior year period.  Voyage expenses for the three months ended September 30, 2009 increased less than proportionally to the increase in spot voyage days due to the partially offsetting effect of lower bunker fuel prices.  Although this increase in spot vessel days increased fuel cost by $3.3 million, or 40.2%, to $11.5 million during the three months ended September 30, 2009 compared to $8.2 million during the prior year period, fuel cost per spot voyage day decreased 36% during the three months ended September 30, 2009 compared to the prior year period as a result of lower bunker fuel prices.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $3.4 million, or 129%, to $6.0 million during the three months ended September 30, 2009 compared to $2.6 million during the prior year period primarily due to the increase in number of spot voyage days during the 2009 period.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $4.7 million, or 6.8%, to $64.1 million for the three months ended September 30, 2009 compared to $68.8 million for the prior year period.  This decrease is attributable to significantly lower TCE rates earned during the three months ended September 30, 2009 compared to prior year.  Our average TCE rates decreased to $23,136 during the three months ended September 30, 2009 compared to $37,651 for the prior year period. This decrease reflects a large decline in spot charter TCE rates which decreased to $5,677 during the three months ended September 30, 2009 compared to $44,425 for the prior year period.  Contributing to this reduction in TCE is a voyage for the Genmar Gulf which repositioned the vessel for a drydock for which voyage expenses exceeded voyage revenue by $0.1 million and which required approximately 75 operating days.  This decrease is partially offset by a 51.6% increase in the number of vessel operating days during the three months ended September 30, 2009 to 2,772 days from 1,828 days in the prior year period, resulting primarily from an increase in the size of our fleet.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase	%
	2009	2008	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$10,368	$17,529	$(7,161)	-40.9%
Suezmax	30,429	34,105	(3,676)	-10.8%
VLCC	8,390	—	8,390	n/a
Panamax	4,037	—	4,037	n/a
Product	6,084	—	6,084	n/a
Total	59,308	51,634	7,674	14.9%

Spot charter:
Aframax	4,652	11,846	(7,194)	-60.7%
Suezmax	173	5,347	(5,174)	-96.8%
Total	4,825	17,193	(12,368)	-71.9%

TOTAL NET VOYAGE REVENUE	$64,133	$68,827	$(4,694)	-6.8%

Vessel operating days:
Time charter:
Aframax	371	526	(155)	-29.5%
Suezmax	819	915	(96)	-10.5%
VLCC	180	—	180	n/a
Panamax	184	—	184	n/a
Product	368	—	368	n/a
Total	1,922	1,441	481	33.4%

Spot charter:
Aframax	704	302	402	133.1%
Suezmax	146	85	61	71.8%
Total	850	387	463	119.6%

TOTAL VESSEL OPERATING DAYS	2,772	1,828	944	51.6%

AVERAGE NUMBER OF VESSELS	31.0	21.0	10.0	47.6%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$27,945	$33,325	$(5,380)
Suezmax	$37,154	$37,274	$(120)	-0.3%
VLCC	$46,608	$—	n/a	n/a
Panamax	$21,941	$—	n/a	n/a
Product	$16,531	$—	n/a	n/a
Combined	$30,857	$35,832	$(4,975)	-13.9%

Spot charter:
Aframax	$6,608	$39,224	$(32,616)	-83.2%
Suezmax	$1,186	$62,903	$(61,717)	-98.1%
Combined	$5,677	$44,425	$(38,748)	-87.2%

TOTAL TCE	$23,136	$37,651	$(14,515)	-38.6%

As of September 30, 2009, 23 of our vessels are party to time charter contracts expiring between October 2009 and July 2011, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Agamemnon	Aframax	November 1, 2009	$25,000
Genmar Ajax	Aframax	October 1, 2010	$17,500
Genmar Argus	Suezmax	January 6, 2010	$38,500
Genmar Defiance	Aframax	December 25, 2009	$29,500
Genmar George T.	Suezmax	August 28, 2010	$39,000
Genmar Harriet G.	Suezmax	June 1, 2010	$38,000
Genmar Horn	Suezmax	January 23, 2010	$38,500
Genmar Kara G.	Suezmax	June 1, 2010	$38,000
Genmar Minotaur	Aframax	October 1, 2010	$17,500
Genmar Orion	Suezmax	June 1, 2010	$38,000
Genmar Phoenix	Suezmax	January 1, 2010	$38,500
Genmar Princess	Aframax	October 5, 2009	$27,750
Genmar Spyridon	Suezmax	December 13, 2009	$38,500
Genmar St. Nikolas	Suezmax	February 7, 2011	$39,000
Genmar Strength	Aframax	August 29, 2010	$18,500
Stena Companion	Panamax	November 10, 2009 (3)	$18,639	(4)
Stena Compatriot	Panamax	November 10, 2010 (2)	$18,639	(5)
Stena Concept	Handymax	July 4, 2011 (2)	$17,942
Stena Concord	Handymax	November 10, 2009 (3)	$16,642	(6)
Stena Consul	Handymax	November 10, 2010 (2)	$16,642	(7)
Stena Contest	Handymax	July 4, 2011 (2)	$17,942	(8)
Stena Vision	VLCC	October 20, 2009 (3)	$37,316
Stena Victory	VLCC	October 12, 2009 (3)	$37,316	(9)

(1) Before brokers’ commissions.

(2) Charter end date excludes periods that are at the option of the charterer.

(3) Charterer has declared that it has declined its option to extend the time charter beyond their expiration or redelivery date.

(4) Vessel commences a time charter starting in January 2010 for $17,000 per day for one year, with two one year option periods, the first year of which is at $18,000 per day and the second year of which is at $17,500 per day with a 50/50 profit share.

(5) Rate increases to $18,989 per day commencing November 11, 2009.

(6) Vessel will commence a one year time charter in January 2010 at $11,000 per day.

(7) Rate increases to $16,964 per day commencing November 11,2009.

(8) Rate adjusts as follows: $18,264 per day from January 5, 2010 through January 4, 2011 and $18,603 per day from  January 5, 2011 through July 4, 2011.

(9) Vessel will commence a two year time charter in early January 2010 at $40,500 per day for the first two years and an additional one year option at $40,000 plus a 50/50 profit share.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $6.9 million, or 44.0%, to $22.6 million for the three months ended September 30, 2009 compared to $15.7 million for the prior year period.  This increase in overall direct vessel expenses is primarily due to a 47.6% increase in the average size of our fleet to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels during the three months ended September 30, 2009 compared to 21.0 (10.0 Aframax, 11.0 Suezmax) during the prior year period.  On a daily basis, direct vessel expenses per vessel decreased by $199, or 2.5%, to $7,923 ($8,669 Aframax, $7,876 Suezmax, $8,277 VLCC, $6,620 Panamax, $6,288 Handymax) for the three months ended September 30, 2009 compared to $8,122 (or $8,034 for our Aframax vessels and $8,203 for our Suezmax vessels) for the prior year period.  On a daily basis, direct vessel expenses on Aframax vessels increased during the three months ended September 30, 2009 as compared to the prior year period associated with increased maintenance and repair primarily relating to regulatory requirements.  On a daily basis, direct vessel expenses on Suezmax vessels decreased during the three months ended September 30, 2009 as compared to the prior year period primarily due to a reduction in purchases of engine spare parts attributable to the vessels having less access to convenient ports to procure such items during the 2009 period.  Also contributing to the overall decrease in daily direct vessel expenses is lower daily operating costs on our VLCC, Panamax and Handymax which averaged $6,868 per day.  Operating expenses on these vessels consisted exclusively of management fees paid to a third party technical manager.

We anticipate that direct vessel expenses will increase during 2009 as compared to 2008 due to the increase in the average size of our fleet during 2009 as compared to 2008 and higher expected daily direct vessel expenses.  We expect daily direct vessel operating expenses to increase during 2009 as compared to 2008 due to higher crew costs and maintenance and repair costs associated with continued auxiliary engine overhauls.  In addition, the eight vessels outsourced to third party technical managers have been on fixed-fee contracts, during the nine months ended September 30, 2009.  The contracts on four of these vessels (two VLCCs, one Panamax vessel and one Handymax) are expected to expire during the fourth quarter of 2009.  Technical management services on these vessels will continue to be performed by third-party managers, but the operating costs are not expected to be fixed.  As a result, the Company expects direct vessel expenses on these vessels to increase.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $0.9million, or 8.5%, to $9.5 million for the three months ended September 30, 2009 compared to $10.4 million for the prior year period.  Reflected in this decrease are the following:

(a)          A $0.3 million reduction in personnel cost in our New York office, including restricted stock amortization, during the three months ended September 30, 2009 due to a reduction of head count and

(b)         A $0.6 million decrease during the three months ended September 30, 2009 compared to the prior year period associated with ceasing to operate our corporate aircraft, which we leased through February 2009.

For 2009, we have budgeted general and administrative expenses to be approximately $38.6 million.  This budget reflects 2009 reductions in payroll attributable to lower head count in 2009 and to severance costs incurred during 2008 as well as a reduction in expenses associated with the corporate aircraft, the lease for which expired in February 2009.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $8.1 million, or 56.6%, to $22.3 million for the three months ended September 30, 2009 compared to $14.2 million for the prior year period. Vessel depreciation was $18.2 million during the three months ended September 30, 2009 compared to $10.6 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Genmar Elektra in October 2008, the Genmar Daphne in December 2008 and the acquisitions of the two VLCCs, two Panamaxes, and four Handymaxes we acquired on December 16, 2008 pursuant to the Arlington Acquisition at which time they joined our fleet.

Amortization of drydocking increased by $0.3 million to $3.1 million for the three months ended September 30, 2009 compared to $2.8 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended September 30, 2009 and 2008, we incurred losses associated with the disposal of certain vessel equipment of $0.4 million and $0.1 million, respectively.

NET INTEREST EXPENSE— Net interest expense for the three months ended September 30, 2009 was $7.7 million compared to $6.4 million for the prior year period.  This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, relating primarily to our acquisition of Arlington on December 16, 2008, which was $952.7 million for the three months ended September 30, 2009 compared to $611.0 million during the prior year period.  Partially offsetting the impact of the higher average outstanding indebtedness is a lower interest rate environment during the three months ended September 30, 2009 compared to the prior year period.  This increase in net interest expense also reflects lower interest income during the three months ended September 30, 2009 compared to the prior year period attributable to lower cash balances in 2009 as well as lower interest rates received on deposits.  If our previously announced offering of $300 million aggregate principal amount of senior notes due 2017 closes, and the amendment to our 2005 credit facility we entered into on October 27, 2009 becomes effective, we expect our net interest expense to increase due to additional interest we expect to pay based on the 12% coupon rate of the senior notes and the increase in the interest rate margin over LIBOR reflected in the amendment.  See “— Liquidity and Capital Resources — Debt Financings — 2005 Credit Facility” below.

OTHER INCOME/EXPENSE — Other income for the three months ended September 30, 2009 was $13.1 million and is primarily attributable to $13.7 million income associated with the acceleration of a net liability associated with four time charter contracts.

These contracts were assigned a liability when the vessels to which the time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This recorded liability was being amortized over the remaining time charter period, including the option periods.  The Company accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date indicated by the charterer on two of the vessels.  Relating to the redelivery of these vessels from time charter is a $0.5 million write-off associated with a drydock-related asset on two of these vessels that will not be recovered because the vessels were redelivered prior to consummation of drydockings.   This asset had been based on the Company’s expected benefit from the third party technical manager providing a drydock for the vessels at the costs provided in the management agreements for the vessels.  Offsetting this income is an unrealized loss of approximately $0.1 million associated with foreign currency transaction losses. Other income of $1.4 million for the three months ended September 30, 2008 consisted primarily of a realized loss on our freight derivatives of $1.2 million and an unrealized gain on our freight derivatives of $2.6 million.

NET INCOME- Net income was $14.8 million for the three months ended September 30, 2009 compared to net income of $23.5 million for the prior year period.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

VOYAGE REVENUES-Voyage revenues increased by $18.8 million, or 7.9%, to $255.6 million for the nine months ended September 30, 2009 compared to $236.8 million for the prior year period.  This increase is attributable to a significant increase in the size of our fleet, which increased vessel operating days by 48.0% to 8,031 days during the nine months ended September 30, 2009 compared to 5,427 days in the prior year period.  The average size of our fleet increased to 31.0 vessels (2.0 VLCC, 12.0 Aframax, 11.0 Suezmax, 2.0 Panamax and 4.0 Handymaxes) during the nine months ended September 30, 2009 compared to 20.9 vessels (or 10.0 for our Aframax vessels and 10.9 for our Suezmax vessels) during the prior year period.  This increase in fleet size is attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the two VLCCs, two Panamaxes, and four Handymaxes we acquired on December 16, 2008 in connection with the Arlington Acquisition at which time they joined our fleet.  This increase is partially offset by a significant reduction in rates, especially with respect to vessels under spot voyage and, to a lesser extent time charters, during the nine months ended September 30, 2009 as compared to the prior year period.

VOYAGE EXPENSES-Voyage expenses were unchanged at $37.7 million for the nine months ended September 30, 2009 compared to $37.7 million for the prior year period.  This occurred despite of a 35.6% increase in the number of days our vessels operated under spot voyage days to 1,799 days (1,585 days Aframax, 214 days Suezmax) during the nine months ended September 30, 2009 from to 1,327 days (1,065 days Aframax, 262 days Suezmax) during the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The increase in voyage expenses attributable to this increase in spot voyage days was offset by a large decrease in voyage expense per spot voyage day during the nine months ended September 30, 2009 compared to the prior year period primarily attributable to lower fuel costs incurred during the 2009 period.  Fuel cost decreased by $3.2 million, or 13.5%, to $20.8 million during the nine months ended September 30, 2009 compared to $24.0 million during the prior year period.  Fuel costs decreased by 36% per spot voyage day during the nine months ended September 30, 2009 compared to the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $3.8 million, or 50.6% to $11.4 million during the nine months ended September 30, 2009 compared to $7.6 million for the prior year period primarily due to the increase in number of spot voyage days during the 2009 period.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $18.7 million, or 9.4%, to $217.8 million for the nine months ended September 30, 2009 compared to $199.1 million for the prior year period.  This increase is attributable to a 48.0% increase in the number of vessel operating days during the nine months ended September 30, 2009 to 8,031 days from 5,427 days in the prior year period, resulting primarily from an increase in the size of our fleet.  This increase is offset by significantly lower TCE rates earned during the nine months ended September 30, 2009 compared to the prior year period.  Our average TCE rates decreased to $27,125 during the nine months ended September 30, 2009 compared to $36,681 for the prior year period.  This decrease reflects a large decline in spot charter TCE rates which decreased to $12,507 during the nine months ended September 30, 2009 compared to $40,087 for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	9 months ended September 30,		Increase	%
	2009	2008	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$41,862	$45,603	$(3,741)	-8.2%
Suezmax	97,617	100,266	(2,649)	-2.6%
VLCC	25,431	—	25,431	n/a
Panamax	12,359	—	12,359	n/a
Product	18,069	—	18,069	n/a
Total	195,338	145,869	49,469	33.9%

Spot charter:
Aframax	21,200	41,650	(20,450)	-49.1%
Suezmax	1,300	11,546	(10,246)	-88.7%
Total	22,500	53,196	(30,696)	-57.7%

TOTAL NET VOYAGE REVENUE	$217,838	$199,065	$18,773	9.4%

Vessel operating days:
Time charter:
Aframax	1,406	1,410	(4)	-0.3%
Suezmax	2,657	2,690	(33)	-1.2%
VLCC	541	—	541	n/a
Panamax	536	—	536	n/a
Product	1,092	—	1,092	n/a
Total	6,232	4,100	2,132	52.0%

Spot charter:
Aframax	1,585	1,065	520	48.8%
Suezmax	214	262	(48)	-18.3%
Total	1,799	1,327	472	35.6%

TOTAL VESSEL OPERATING DAYS	8,031	5,427	2,604	48.0%

AVERAGE NUMBER OF VESSELS	31.0	20.9	10.1	48.3%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$29,774	$32,343	$(2,569)	-7.9%
Suezmax	$36,739	$37,273	$(534)	-1.4%
VLCC	$47,008	$—	n/a	n/a
Panamax	$23,058	$—	n/a	n/a
Product	$16,546	$—	n/a	n/a
Combined	$31,344	$35,578	$(4,234)	-11.9%

Spot charter:
Aframax	$13,375	$39,108	$(25,733)	-65.8%
Suezmax	$6,077	$44,068	$(37,991)	-86.2%
Combined	$12,507	$40,087	$(27,580)	-68.8%
		$
TOTAL TCE	$27,125	$36,681	$(9,556)	-26.1%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $22.7 million, or 48.8%, to $69.2 million for the nine months ended September 30, 2009 compared to $46.5 million for the prior year period.  This increase in overall direct vessel expenses is primarily due to a 48.3%

increase in the average size of our fleet to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels during the nine months ended September 30, 2009 compared to 20.9 (10.0 Aframax, 10.9 Suezmax) during the prior year period as well as higher crewing costs.  On a daily basis, direct vessel expenses per vessel increased by $34, or 0.42%, to $8,172 ($8,909 Aframax, $8,216 Suezmax, $8,754 VLCC, $6,572 Panamax, $6,347 Handymax) for the nine months ended September 30, 2009 compared to $8,138 (or $8,082 for our Aframax vessels and $8,189 for our Suezmax vessels) for the prior year period.  This increase in overall and daily direct vessel expense is primarily associated with higher crewing costs on the Aframax and Suezmax vessels relating to wage increases given to crews commencing during the second half of 2008 and the beginning of 2009.  Partially offsetting the increase in daily direct vessel expense is lower daily operating costs on our VLCC, Panamax and Handymax vessels which averaged $7,223 per day.  Operating expenses on these vessels consisted exclusively of management fees paid to a third party technical manager.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $3.8 million, or 11.0%, to $30.9 million for the nine months ended September 30, 2009 compared to $34.7 million for the prior year period.  This decrease reflects the following:

(a)   A $3.0 million reduction in personnel cost in our New York office, including restricted stock amortization, during the nine months ended September 30, 2009 due to a reduction of head count as well as lower severance costs incurred during the nine months ended September 30, 2009 as compared to the prior year period;

(b)   A $1.3 million decrease during the nine months ended September 30, 2009 compared to the prior year period associated with operating our corporate aircraft, which we leased through February 2009;

(c)   A $0.6 million decrease in vessel related expenses associated with demurrage and freight reserve adjustments; and

(d)   An offsetting $1.1 million increase in legal costs during the nine months ended September 30, 2009 relating to costs deemed to be uncollectible from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance, expenditures made in connection with settling payroll tax amounts due to New York State relating to vesting of restricted stock for and exercise of stock options by employees during 2003 through 2005, the Arlington Acquisition including costs associated with securities law filings as well as legal fees incurred with winding down the lease on the corporate aircraft.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which include depreciation of vessels and equipment as well as amortization of drydocking and special survey costs, increased by $24.7 million, or 59.9%, to $66.0 million for the nine months ended September 30, 2009 compared to $41.3 million for the prior year period. Vessel depreciation increased by $23.1 million to $54.0 million during the nine months ended September 30, 2009 compared to $30.9 million during the prior year period.  This increase is primarily due to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008 and the acquisitions during the fourth quarter of 2008 of the two VLCCs, two Panamaxes, and four Handymaxes we acquired on December 16, 2008 pursuant to the Arlington Acquisition at which time they joined our fleet.

Amortization of drydocking increased by $1.3 million to $9.4 million for the nine months ended September 30, 2009 compared to $8.1 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT- During the nine months ended September 30, 2009 and 2008 we incurred losses associated with the disposal of certain vessel equipment of $0.6 million and $1.2 million, respectively.

NET INTEREST EXPENSE- Net interest expense for the nine months ended September 30, 2009 was $23.4 million compared to $19.9 million for the prior year period.  This increase is primarily the result of higher interest expense associated with greater weighted average outstanding debt, relating primarily to the Arlington Acquisition, which was $950.1 million for the nine months ended September 30, 2009 compared to $604.9 million during the prior year period.  Partially offsetting the impact of the higher average outstanding indebtedness is a lower interest rate environment during the nine months ended September 30, 2009 compared to the prior year period.  This increase in net interest expense also reflects lower interest income during the nine months ended September 30, 2009 compared to the prior year period attributable to lower cash balances in 2009 as well as lower interest rates received on deposits.

OTHER INCOME/EXPENSE- Other income for the nine months ended September 30, 2009 was $13.2 million and is primarily attributable to $13.7 million income associated with the acceleration of a net liability associated with four time charter contracts.  Relating to the redelivery of these vessels from time charter is a $0.5 million write-off associated with a drydock-related asset on two of these vessels that will not be recovered because the vessels were redelivered prior to consummation of drydockings.   This asset had been based on the Company’s expected benefit from the third party technical manager providing a drydock for the vessels at the costs provided in the management agreements for the vessels.  Other income for the nine months ended September 30, 2009 of $13.7 million also reflects a realized gain on our freight derivative of $0.7 million and $0.6 million of unrealized loss on our freight derivative, a realized loss of $0.1 million associated with our interest rate swaps, and a $0.1 million unrealized gain on a bunker derivative.  Other expense for the nine months ended September 30, 2008 was $14.1 million and consisted primarily of a realized loss on our freight derivatives of $10.1 million, an unrealized loss on our freight derivatives of $4.1 million, and realized gains on our bunker derivatives of $0.3 million.

NET INCOME-Net income was $40.9 million for the nine months ended September 30, 2009 compared to net income of $41.3 million for the prior year period.

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

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities and long-term debt securities and bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries.  Because our payment of dividends is expected to decrease our available cash, while we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review debt and equity financing alternatives to fund such acquisitions.  Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels.  These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to implement our growth plan, dividend policy, and share repurchases.  We believe that our current cash balance as well as operating cash flows and available borrowing under our credit facilities will be sufficient to meet our liquidity needs for the next year.

On November 6, 2009, we announced the pricing of $300 million aggregate principal amount of senior notes due 2017, or the senior notes, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-United States persons in reliance on Regulation S under the Securities Act.  The offering is expected to close on November 12, 2009, subject to satisfaction of customary closing conditions.

The senior notes will have an interest rate of 12% per annum and are being issued at a price equal to 97.512% of their face value.  The senior notes will be senior unsecured obligations of the Company.

We estimate that the net proceeds from the offering will be approximately $285 million after deducting initial purchasers’ discounts and commissions and estimated offering expenses payable by us.  We expect to use the net proceeds of this offering to repay outstanding borrowings under our bank credit facilities and for other general corporate purposes.

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

Dividend Policy

Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(million)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	$486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid- 2008	$1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
	dividends declared and paid- 2009	$1.500		$86.7

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Quarterly Report on Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

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

Our Board of Directors intends to declare a Q3 2009 quarterly dividend of $0.125 per share following the closing of a qualified notes offering. Under our dividend policy, we intend to declare quarterly dividends with a target amount of $0.125 per share. The declaration of dividends and their amount, if any, will depend upon our results and the determination of the Board of Directors.

The declaration of dividends and their amount, if any, will depend upon the results of the Company and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of September 30, 2009.  The Board will periodically review the program.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice.  Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Debt Financings

2005 Credit Facility

On October 26, 2005, we entered into a revolving credit facility (as amended and restated, the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance our then existing term borrowings.  The 2005 Credit Facility, which has been amended and restated on various dates through October 20, 2008, provides a total commitment of $849.9 million (which will be decreased to $749.8 million if the amendment described below becomes effective).

Under the 2005 Credit Facility, we are permitted to (1) pay quarterly cash dividends limited to $0.50 per share and (2) pay additional dividends, including stock buy-backs, in an aggregate amount not to exceed $150 million plus 50% of cumulative net excess cash flow.  In addition, an amendment permitted us to declare a one-time special dividend of up to $11.19 per share (up to an aggregate amount not to exceed $500 million) at any time prior to December 31, 2007.

The 2005 Credit Facility currently provides an $849.9 million revolving loan with semiannual reductions of $50.1 million commencing on April 26, 2010 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support our obligations and those of our subsidiaries that are reasonably acceptable to the issuing lenders under the facility. As of September 30, 2009, we have outstanding letters of credit aggregating $5.0 million which expire between October 2009 and March 2010, leaving $45.0 million available to be issued.

The 2005 Credit Facility carries an interest rate of LIBOR plus 100 basis points on the outstanding portion and a commitment fee of 35 basis points on the unused portion. As of September 30, 2009 and December 31, 2008, $726.0 million and $761.0 million, respectively, of the facility are outstanding. The facility is collateralized by 22 of our double-hull vessels with an aggregate carrying value as of September 30, 2009 of $744.8 million, as well as our equity interests in our subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each of our subsidiaries with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provide a guarantee and have pledged our equity interests in General Maritime Subsidiary.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the credit facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various ongoing financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, and gains and losses from sales of assets other than inventory sold in the ordinary course of business as well as giving effect to the Arlington Acquisition as if it had occurred on the first day of the respective Test Period until the Test Period ending December 31, 2009 (at which time the entire Test Period will reflect only post combination financial results) but without taking into account any pro forma cost savings and expenses.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

On October 27, 2009, we entered into an amendment with the lenders under its 2005 Credit Facility.  The effectiveness of the amendment (other than the waiver of the minimum cash balance, which became effective upon the signing of the amendment on October 27, 2009) is contingent on certain conditions precedent set forth therein, including the consummation prior to November 30, 2009 of an offering of non-amortizing senior unsecured notes with a minimum tenor of five years in which we raise a minimum of

$230 million of net proceeds, which is referred to here as a qualified notes offering.  If a qualified notes offering is not consummated, no changes contemplated by the amendment other than the waiver of the minimum cash balance requirement will take effect.  In such a case, the Company intends to seek alternative amendments of the collateral maintenance covenant on a going forward basis from the lenders under the 2005 Credit Facility however with the receipt of the waiver of the minimum cash balance requirement referred to above, the Company is in compliance with the 2005 Credit Facility.  The Company intends to seek such amendments prior to the declaration of a dividend for the third quarter.  There can be no assurance that an agreement will be reached with the lenders.  If the Company does obtain an amendment or waiver of these covenants, it expects to be required to pay an increased interest rate margin over that currently charged under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility will be amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749.8 million, the result of which is that the next scheduled reduction in total commitment will be April 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require us to provide a collateral vessel appraisal report within 30 days of the effective date of the amendment.

•                  Restrict our quarterly dividends to no more than $0.125 per share.

•                  Increase the applicable interest rate margin over LIBOR to 250 basis points from 100 basis points and the commitment fee, which is 35% of the applicable margin, to 87.5 basis points from 35 basis points.

•                  Permit subsidiary guarantees in a qualified notes offering and obligate us to deliver guarantees to the lenders for all subsidiaries that guarantee the notes issued in a qualified notes offering.

•                  Waive the minimum cash balance requirement for September 30, 2009.

As of September 30, 2009, we are in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated, except for the minimum cash balance covenant, for which we received a waiver from our lenders on October 27, 2009 (as described above).

Interest rates during the nine months ended September 30, 2009 ranged from 1.25% to 2.50% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remains a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  This facility is secured by first priority mortgages over the Arlington Vessels which have an aggregate carrying value of $457.6 million as of September 30, 2009, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 125 basis points.  In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, Arlington has effectively fixed the interest rate on the term loan agreement at 6.2325% per annum.

The RBS Facility provides that if at any time the aggregate fair value of the Arlington Vessels that secure the obligations under the RBS Facility is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The RBS Facility also contains financial covenants requiring that at the end of each financial quarter (1) the aggregate total assets of Arlington and the eight subsidiaries that own the Arlington Vessels (adjusted to give effect to the market value of the vessels) less total liabilities of these nine entities is equal to or greater than 30% of such total assets and (2) these nine entities have positive working capital. In addition, if the aggregate value of the Arlington Vessels collateralizing this loan is less than 140% of the aggregate of the loan, these nine entities may not pay any dividend or make any other form of distribution or effect any form of redemption, purchase or return of share capital.

As of September 30, 2009, we are in compliance with all of the financial covenants under the RBS Facility.

During the nine months ended September 30, 2009 and 2008, we paid dividends of $86.7 million and $46.9 million, respectively.

A repayment schedule of outstanding borrowings at September 30, 2009 is as follows (expressed in thousands of dollars):

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	RBS Facility	TOTAL

2009 (October 1, 2009- December 31, 2009)	$—	$—	$—
2010	—	—	—
2011	76,312	229,500	305,812
2012	649,688	—	649,688
	$726,000	$229,500	$955,500

Interest Rate Swap Agreements

As of September 30, 2009, we are party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2009 and 2008 was $8.0 million and $1.7 million, respectively.

Interest expense under all of our credit facilities and interest rate swaps aggregated $22.3 million and $19.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Cash and Working Capital

Cash decreased to $22.3 million as of September 30, 2009 compared to $104.1 million as of December 31, 2008. Working capital is current assets minus current liabilities. Working capital was $2.4 million as of September 30, 2009 compared to $53.3 million as of December 31, 2008.

Cash Flows Provided By Operating Activities

Net cash provided by operating activities decreased 46.6% to $47.4 million for the nine months ended September 30, 2009, compared to $88.8 million for the prior year.  This decrease is primarily attributable to a decrease in accounts payable and accrued expenses of $47.3 million during the nine months ended September 30, 2009 compared to a decrease of $1.3 million for the prior year period; a decrease in deferred voyage revenue of approximately $14.7 million during the nine months ended September 30, 2009 compared to an increase of $3.2 million during the prior year period; and an increase in drydocking costs incurred, which were $15.8 million during the nine months ended September 30, 2009 compared to $8.8 million during the prior year period.  Net income was $40.9 million for the nine months ended September 30, 2009 compared to $41.3 million for the prior year period.

Cash Flows Used By Investing Activities

Net cash used by investing activities was $7.6 million for the nine months ended September 30, 2009 compared to $54.2 million of net cash used by investing activities for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the nine months ended September 30, 2008 we made payments of $13.8 million associated with a 10% deposit on two Aframax tankers we expect to acquire later in 2008.  We made no such payments during the 2009 period.

•                  During the nine months ended September 30, 2008, we made payments related to vessel construction in progress of $33.8 million (including $0.1 million of capitalized interest).  We made no such payments during the 2009 period.

•                  During the nine months ended September 30, 2009 and 2008, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $6.5 million and $6.6 million, respectively.

Cash Flows Used By Financing Activities

Net cash used by financing activities was $121.8 million for the nine months ended September 30, 2008 compared to $17.7 million for the prior year period. The change in cash used by financing activities relates primarily to the following:

•                  During the nine months ended September 30, 2009 and 2008, we repaid (borrowed) a net amount of $35.0 million and $(46.0) million, respectively, of revolving debt associated with our 2005 Credit Facility.

•                  During the nine months ended September 30, 2008 we paid $16.4 million to acquire and retire 711,300 shares of our common stock.   We made no such payments during the 2009 period.

•                  During the nine months ended September 30, 2009 we paid $86.7 million of dividends to our shareholders compared to $46.9 million paid during the prior year period.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the nine months ended September 30, 2009, we paid $15.8 million of drydock related costs.  For the year ending December 31, 2009, we anticipate that we will capitalize costs associated with drydocks and significant in-water surveys on 10 vessels. We estimate that the expenditures to complete drydocks during 2009 will aggregate approximately $26 million to $28 million and that the vessels will be offhire for approximately 420 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the nine months ended September 30, 2009, we capitalized $6.5 million relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2009, we have budgeted approximately $5.8 million for such projects.

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

The minimum future vessel operating expenses to be paid by us under ship management agreements in effect as of September 30, 2009 that will expire in 2009, 2010, and 2011 are $3.3 million, $9.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of September 30, 2009 for the categories set forth below (dollars in millions):

	Total	2009 (2)	2010	2011	2012	2013	Thereafter
2005 Credit Facility	$726.0	$—	$—	$76.3	$649.7	$—	$—
RBS Facility	229.5	—	—	229.5	—	—	—
Interest expense (1)	76.7	9.4	35.2	17.2	12.9	2.0	—
Senior officer employment agreements	1.5	0.3	0.6	0.6	—	—	—
Severance to former President and CEO	7.0	7.0	—	—	—	—	—
Ship management agreements	15.3	3.3	9.4	2.6	—	—	—
Office leases	16.8	0.4	1.7	1.6	1.5	1.4	10.2
Total commitments	$1,072.8	$20.4	$46.9	$327.8	$664.1	$3.4	$10.2

(1)            Future interest payments on our 2005 Credit Facility and RBS Facility are based on our current outstanding balances of $726 million and $229.5 million, respectively, using a current 3-month LIBOR rate of 0.3125%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.35% commitment fee we are required to pay on the unused portion of our 2005 Credit Facility.

(2)            Denotes the three month period from October 1, 2009 to December 31, 2009.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Other Derivative Financial Instruments

Interest rates.  As of September 30, 2009, we are party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (notional amounts expressed in thousands of dollars):

		Fixed
Notional	Expiration	Interest	Floating
Amount	Date	Rate	Interest Rate	Counterparty

$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company would have paid approximately $26.6 million to settle its outstanding swap agreement based upon its aggregate fair value as of September 30, 2009. This fair value is based upon estimates received from financial institutions.

Related Party Transactions

During the fourth quarter of 2000, we loaned $486,000 to Peter C. Georgiopoulos, our Chairman.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  As of September 30, 2009, the balance of this loan is $0 because it was repaid by Mr. Georgiopoulos on February 27, 2009.

During the nine months ended September 30, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $99,000 and $14,000, respectively. As of September 30, 2009 and December 31, 2008 $8,000 and $17,000 remains outstanding.

During the nine months ended September 30, 2009 and 2008, we incurred fees for legal services aggregating $0 and $23,000, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2009 and December 31, 2008, none of this balance is outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, incurred travel related expenses for use of our aircraft and other travel and office expenses totaling $124,000 during the nine months ended September 30, 2009 and similar expenses totaling $252,000 for the nine months ended September 30, 2008. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4,000 and $0 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009 and 2008, Genco made available one of its employees who performed internal audit services for us for which we were invoiced $94,000 and $100,000, respectively, based on actual time spent by the employee, of which the balance due to Genco of $19,000 and $62,000 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.  In addition, during the nine months ended September 30, 2009, Genco invoiced us $4,000 relating to a prepayment for an October 2009 office expense, which was paid as of September 30, 2009.

During the nine months ended September 30, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $5,295,000 and $1,130,000, respectively. At September 30, 2009 and December 31, 2008, $507,000 and $16,000, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of our board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, we provided office space in its New York office to Aegean during the nine months ended September 30, 2009 and 2008 for $41,000 and $35,000, respectively.

Pursuant to our revised aircraft use policy, the following authorized executives were permitted, subject to approval from our Chairman/Chief Executive Officer, to charter our aircraft from an authorized third-party charterer for use on non-business flights: the Chairman, the Chief Executive Officer, the President of General Maritime Management, LLC (“GMM”), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to us of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by us. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the nine months ended September 30, 2009, no authorized executive chartered our aircraft from the third-party charterer. During the nine  months ended September 30, 2008, Peter C. Georgiopoulos chartered our aircraft from the third-party charterer on four occasions and incurred charter fees totaling $220,000 which were paid directly to the third-party charterer.  The balance of $0 and $297,000 remains outstanding as of September 30, 2009 and December 31, 2008, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Because we believe that our customers are of a high creditworthiness and that there are no serious issues concerning collectibility, we do not provide a significant reserve for doubtful accounts associated with our voyage revenues. We have had an excellent collection record since our initial public offering in June 2001. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2009, we provided a reserve of approximately 10% for demurrage and certain other claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we did not require a reserve as of September 30, 2009.

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

GOODWILL.  We follow the provisions for FASB ASC 350.  This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset may be impaired, and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of this statement, we amortized goodwill. Goodwill as of September 30, 2009 and December 31, 2008 was $70.7 million and $71.7 million, respectively.  Based on annual tests performed, we determined that there was no impairment of goodwill as of December 31, 2008.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At September 30, 2009 and December 31, 2008 we had $955.5 million and $990.5 million, respectively, of floating rate debt with margins over LIBOR of ranging from 1.00% to 1.25%.  As of September 30, 2009 and December 31, 2008, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A 100 basis point increase in LIBOR would increase interest expense on the portion of our $376 million outstanding floating rate indebtedness which is not hedged by approximately $3.8 million per year from September 30, 2009.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2009, approximately 15% of the Company’s direct vessel operating expenses was denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.0 million for the nine months ended September 30, 2009.

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

PART II:         OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We have been cooperating in a criminal investigation being conducted by the U.S. Department of Justice relating to the alleged failure by the Genmar Ajax to record certain discharges of oily waste between October 2004 and December 2004. We have denied any wrongdoing in this matter by us or any of our employees. No charges have been made and no fines or penalties have been levied against us. On August 3, 2009, the U.S. Coast Guard released to us a surety bond that we had posted to cover potential fines or penalties, and stated that it had confirmed with the U.S. Attorney’s Office that it was permissible to do so. On August 6, 2009, the U.S. Coast Guard returned all documents seized from the vessel in connection with the investigation and on August 29, 2009, all related materials were also returned to us by the Coast Guard.

This matter has been reported to our protection and indemnity insurance underwriters. Through September 30, 2009, we have paid approximately $0.5 million of legal fees incurred by such underwriters.  These amounts are subject to reimbursement by the underwriters to the extent that the proceedings result in an outcome covered by insurance.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. We understand the federal and Puerto Rico authorities are conducting investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar

Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. We are reviewing the demand and have requested additional information from the U.S. National Pollution Fund relating to the demand. We and General Maritime Management LLC recently received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and our business. Currently, no charges have been made and no other fines or penalties have been levied against us. We have been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

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

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., or GMM Portugal, a subsidiary of ours, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships (33 USC 1908(a)) and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from alleged failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.

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

Failures to comply with the terms of our probation resulting from our conviction for violating the Act to Prevent Pollution from Ships and 18 USC 1001 may adversely affect our business.

On November 25, 2008, a jury in the Southern District of Texas found our subsidiary General Maritime Management (Portugal) L.D.A., or GMM Portugal, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from alleged failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.

Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal is subject to a probationary period of five years.  During this period, a Court-appointment monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the Court’s probation department.  Because the environmental compliance plan is a condition of the five year probation, violations of certain of these rules and procedures, while not necessarily a violation of environmental laws and regulations, could result in sanctions, including a ban on certain of our vessels from calling on U.S. ports, and have an adverse affect on our business and operations.

We receive a significant portion of our revenues from our largest customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our revenues from our largest customer, Lukoil Oil Company, or Lukoil.  During the nine months ended September 30, 2009, Lukoil accounted for 38.1% of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Ten of our 23 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the nine months ended September 30, 2009, these customers accounted for 22.1% of our voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  As of September 30, 2009, all eight Arlington Vessels are on time charters with the Concordia and Stena subsidiaries, of which four vessels will come off their time charters during the fourth quarter of 2009.  Our revenues, other than Lukoil revenues, Concordia and Stena are also derived from a limited number of customers.

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

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders and negatively impact our ability to raise capital through the issuance of equity.

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

For purposes of these tests, income derived from the performance of services does not constitute “passive income.” By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business. We do not believe that our past or existing operations or the past operations of General Maritime Subsidiary or Arlington would cause us, or would have caused General Maritime Subsidiary or Arlington, to be deemed a PFIC with respect to any taxable year. In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income. Accordingly, we believe that (1) our income from our time and spot chartering activities does not constitute passive income and (2) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Moreover, in a recent case not concerning PFICs, Tidewater Inc. v. U.S., 565 F.3d 299 (5th Cir. 2009), the Fifth Circuit held that a vessel time charter at issue generated rental, rather than services, income. However, the court’s ruling was contrary to the position of the U.S. Internal Revenue Service, which we sometimes refer to as the IRS, that the time charter income should be treated as services income, and the terms of the time charter in that case differ in material respects from the terms of most of our time charters. No assurance can be given that the IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences.  These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

The market value of our vessels may fluctuate significantly, and we may incur losses when we sell vessels following a decline in their market value.

We believe that the fair market value of our vessels may have declined recently, and may increase and decrease depending on a number of factors including:

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

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the reduction in lending commitments, the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our 2005 credit facility.

Our 2005 credit facility requires us to comply with a collateral maintenance covenant under which the market value of our vessels must remain at or above 125% of the total commitment amount under the credit facility. If we are unable to maintain this required collateral maintenance ratio, we may be prevented from borrowing additional money under our credit facility, or we may default under our credit facility. If a default occurs, the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing the debt, which constitutes a majority of our assets. Moreover, if the lenders were to accelerate the debt outstanding, it could result in a default under our other debt obligations that may exist at such time.

Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses. If we determine at any time that a vessel’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity. If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings. The 22 vessels which are currently collateralizing in part our 2005 credit facility had an aggregate carrying value of $776.2 million as of December 31, 2008 and $744.8 million as of September 30, 2009.

In compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, we have provided certifications of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission. The certifications provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanying this report have not been filed pursuant to the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS

Exhibit	Document
10.1	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (1)

10.2	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (3)

(1)  Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009.

(2)  Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009.

(3)        Exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 6, 2009	By:	/s/ John P. Tavlarios
John P. Tavlarios
President

Exhibit Index

Exhibit	Document
10.1	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (1)

10.2	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (3)

(1)  Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009.

(2)  Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009.

(3)        Exhibit is filed herewith.