Form 10-K
period 2009-12-31
General Maritime Corp / MI
filed 2010-03-01
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was approximately $508.2 million, based on the closing price of $9.89 per share.

The number of shares outstanding of the registrant’s common stock as of February 26, 2010 was 58,248,189 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009, is incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We believe that we are a leading provider of international seaborne crude oil transportation services.  We also provide transportation services for refined petroleum products.  As of February 26, 2010, our fleet consists of 31 wholly owned vessels:  two VLCCs, 11 Suezmax vessels, 12 Aframax vessels, two Panamax vessels and four Handymax vessels.  The weighted average age of our fleet as of December 31, 2009 was 9.6 years.  These vessels have a total of 3.9 million dwt carrying capacity on a combined basis and all are double-hulled.  Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.  Our customers include major international oil companies and vessel owners such as Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Exxon Mobil Corporation, Hess Corporation, Lukoil Oil Company, Stena AB and Sun International Ltd.

On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”).  As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company and General Maritime Subsidiary changed its name to General Maritime Subsidiary Corporation.  In addition, upon the consummation of the Arlington Acquisition, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  We acquired our two VLCCs, two Panamax vessels and four Handymax vessels (the “Arlington Vessels”) pursuant to the Arlington Acquisition.  We refer to the 11 Suezmax vessels and 12 Aframax vessels which we owned prior to such acquisition as the General Maritime Subsidiary Vessels.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing.  The Arlington Acquisition is accounted for as an acquisition by General Maritime Subsidiary of Arlington.  Therefore, the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements, unless otherwise noted,  reflect the results of operations of General Maritime Subsidiary for the year ended December 31, 2007 and the period January 1, 2008 through December 15, 2008.  The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Acquisition, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted.  Arlington’s results have been included in the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Arlington Acquisition” in Note 2 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

We employ one of the largest fleets in the Atlantic basin. Vessels owned by us operate in ports in the Caribbean, South and Central America, the United States, West Africa, the Mediterranean, Europe and the North Sea. We have focused our operations in the Atlantic because we believe that our stringent operating and safety standards represent a potential competitive advantage. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world. Although the majority of our vessels operate in the Atlantic, we also currently operate vessels in the Black Sea and in other regions. We believe this enables us to take advantage of market opportunities and helps us to position our vessels in anticipation of drydockings.

We actively monitor market conditions and changes in charter rates, and manage the deployment of our vessels between spot market voyage charters, which generally last from several days to several weeks, and time charters, which generally last one to three years.  Our strategy is intended to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market.

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $291.6 million in 2009.  Net voyage revenues increased by $19.9 million, or 7.4% to $291.6 million for the year ended December 31, 2009 compared to $271.7 million for the year ended December 31, 2008 primarily due to our operation of a larger fleet including the Arlington Vessels for the entire fiscal year of 2009. During the fourth quarter of 2008, General Maritime Subsidiary took delivery of two Aframax vessels.  During December 2008, pursuant to the Arlington Acquisition, we acquired the Arlington Vessels and their results are included in our net voyage revenues for 2009.  As a result, we believe that our fleet profile has become more attractive to our customers.  We have also generated additional capital which we have used to repay indebtedness and pay dividends and which we may use to support potential future growth or other transactions that we believe would create value for our shareholders.

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
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow.  Our strategic initiatives include:

•                  Managing our fleet in a disciplined manner. We have been an industry consolidator focused on opportunistically acquiring high-quality mid-sized vessels or newbuilding contracts for such vessels. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We completed the stock-for-stock acquisition of Arlington in December 2008, which resulted in our acquisition of eight vessels. We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable and have a track record of vessel acquisitions and divestitures. From our founding in 1997, our fleet size increased to 47 vessels in 2004. Between 2005 and 2006, we sold 26 vessels when we believed asset values were favorable to do so and modernized our fleet. As tanker rates eased and economic fundamentals softened beginning at the end of 2006, we entered into contracts for long term revenue through time charters. Other than the Arlington Acquisition, we have not contracted to acquire any vessels since May 2008 in an effort to preserve liquidity and to position us for future vessel acquisition opportunities.

•                  Balancing vessel deployment to maximize fleet utilization and cash flows. We actively manage the deployment of our fleet between time charters and spot market voyage charters. Our vessel deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. Our goal is to be the first choice of our customers for the transportation of crude oil and refined petroleum products. We constantly monitor the market and seek to anticipate our customers’ transportation needs and to respond quickly when we recognize attractive chartering opportunities. Part of our deployment strategy centers around the use of “sister ships” within our fleet. Sister ships enhance our revenue generating potential by providing operational and scheduling flexibility. The uniform nature of many vessels in our fleet also provides us with cost efficiencies in maintaining, supplying and crewing our tankers.

•                  Managing environmentally safe, yet cost efficient operations. We aggressively manage our operating and maintenance costs. At the same time, our fleet has a strong safety and environmental record that we maintain through acquisitions of high-quality vessels and regular maintenance and inspection of our fleet. We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with U.S. and international environmental and safety regulations. Our in-house safety staff oversees many of these services. In addition, we periodically outsource various aspects of our technical management operations to ensure that we are performing at the highest standards.  We believe the age and quality of the vessels in our fleet, coupled with our safety and environmental record, position us favorably within the sector with our customers and for future business opportunities.

•                  Maintaining a Prudent Capital Structure.  We are committed to maintaining prudent financial policies aimed at preserving financial stability and appropriate leverage and increasing long-term cash flow.  As of December 31, 2009, our debt to capitalization ratio was 71.5%.  As of December 31, 2009 we had the ability to draw down an additional $18.8 million on our 2005 Credit Facility.

OUR FLEET

Our current fleet consists of 31 vessels and is comprised of two VLCCs, 12 Aframax vessels, 11 Suezmax vessels, two Panamax vessels and four Handymax vessels.  The following chart provides information regarding our 31 vessels.

Vessel	Yard	Year built	Year acquired	DWT	Current employment status	Flat	Sister ships(2)
Crude Tankers
V-Max VLCC
Stena Victory	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	Spot	Bermuda	A
Stena Vision	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	Spot	Bermuda	A
				628,000
Suezmax
Genmar St. Nikolas(1)	TSU	2008	2008	149,876	TC	Marshall Islands	B
Genmar George T(1)	TSU	2007	2007	149,847	TC	Marshall Islands	B
Genmar Kara G(1)	TSU	2007	2007	150,296	TC	Liberia	C
Genmar Harriet G(1)	TSU	2006	2006	150,205	TC	Liberia	C
Genmar Orion(1)	Samsung	2002	2003	159,992	TC	Marshall Islands
Genmar Argus(1)	Hyundai	2000	2003	164,097	Spot	Marshall Islands	D
Genmar Spyridon(1)	Hyundai	2000	2003	153,972	Spot	Marshall Islands	D
Genmar Hope(1)	Daewoo	1999	2003	153,919	Spot	Marshall Islands	E
Genmar Horn(1)	Daewoo	1999	2003	159,475	Spot	Marshall Islands	E
Genmar Phoenix(1)	Halla	1999	2003	149,999	Spot	Marshall Islands
Genmar Gulf(1)	Daewoo	1991	2003	149,803	Spot	Marshall Islands
				1,691,481
Aframax
Genmar Strength(1)	Sumitomo	2003	2004	105,674	TC	Liberia	F
Genmar Daphne(1)	Tsuneishi	2002	2008	106,560	TC	Marshall Islands	G
Genmar Defiance(1)	Sumitomo	2002	2004	105,538	Spot	Liberia	F
Genmar Ajax(1)	Samsung	1996	1998	96,183	TC	Liberia	H
Genmar Agamemnon(1)	Samsung	1995	1998	96,214	TC	Liberia	H
Genmar Minotaur(1)	Samsung	1995	1998	96,226	Spot	Liberia	H
Genmar Revenge(1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Constantine(1)	S. Kurushima	1992	1998	102,335	Spot	Liberia	I
Genmar Alexandra(1)	S. Kurushima	1992	2001	102,262	Spot	Marshall Islands	I
Genmar Princess(1)	Sumitomo	1991	2003	96,648	Spot	Liberia	J
Genmar Progress(1)	Sumitomo	1991	2003	96,765	Spot	Liberia	J
Genmar Elektra(1)	Tsuneishi	2002	2008	106,548	TC	Marshall Islands	G
				1,207,708
Panamax
Stena Companion(1)	Dalian Shipyard Ltd., China	2004	2008	72,750	Spot	Bermuda	K
Stena Compatriot(1)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	K
				145,500
Product tankers
Handymax
Stena Concept	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Bermuda	L
Stena Contest	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Bermuda	L
Stena Concord	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	L
Stena Consul(1)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	L
				189,600
			Total DWT	3,862,289

TC = Time Chartered (see “—Our Charters”)

(1)   Vessel is currently collateral for our 2005 Credit Facility.

(2)   Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

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

During December 2008, pursuant to the Arlington Acquisition, we acquired two VLCCs, two Panamax vessels and four Handymax vessels along with Arlington’s other assets and liabilities in exchange for 15.5 million shares of our common stock.

All of our vessels in our current fleet are double-hull.

Commercial management for our vessels is provided through our wholly-owned subsidiary, General Maritime Management LLC.

FLEET DEPLOYMENT

We strive to optimize the financial performance of our fleet by deploying our vessels on time charters and in the spot market.  We believe that our fleet deployment strategy provides us with the ability to benefit from increases in tanker rates while at the same time maintaining a measure of stability through cycles in the industry.  The following table details the percentage of our fleet operating on time charters and in the spot market during the past four years.

	TIME CHARTER VS.SPOT MIX (as % of operating days) YEAR ENDED DECEMBER 31,
	2009	2008	2007
Percent in Time Charter Days	73.8%	74.9%	70.3%
Percent in Spot Days	26.2%	25.1%	29.7%
Total Vessel Operating Days	10,681	7,568	6,599

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

OUR CHARTERS

As of December 31, 2009, our fleet of 31 vessels has 15 vessels on time charter contracts expiring on dates between January 2010 and July 2011 shown as follows:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Agamemnon	Aframax	March 3, 2010	$13,750
Genmar Ajax	Aframax	October 23, 2010	$17,500
Genmar Daphne	Aframax	March 28, 2010	$18,461
Genmar Elektra	Aframax	February 28, 2010	$17,950
Genmar George T.	Suezmax	August 28, 2010	$39,000
Genmar Harriet G.	Suezmax	June 1, 2010	$38,000
Genmar Kara G.	Suezmax	June 1, 2010	$38,000
Genmar Orion	Suezmax	June 1, 2010	$38,000
Genmar St. Nikolas	Suezmax	February 7, 2011	$39,000
Genmar Strength	Aframax	August 29, 2010	$18,500
Stena Compatriot	Panamax	November 10, 2010 (2)	$18,639
Stena Concept	Product carriers	July 4, 2011 (2)	$17,942	(3)
Stena Concord	Product carriers	January 19, 2010	$16,642
Stena Consul	Product carriers	November 10, 2010 (2)	$16,642
Stena Contest	Product carriers	July 4, 2011 (2)	$17,942	(3)

(1)                    Before brokers’ commissions.

(2)                    Charter end date excludes periods that are at the option of the charterer.  See below for descriptions of these option periods.

(3)                    Rate adjusts as follows: $18,264 per day from January 5, 2010 through January 4, 2011 and $18,603 per day from January 5, 2011 through July 4, 2011.

Our time charters on our vessels are for fixed rates per day with no additional hire earned, except for time charters on one Panamax vessel (Stena Compatriot) and three Handymax vessels (Stena Consul, Stena Concept and Stena Contest), the terms of which are described below.

Our time charters on the Stena Compatriot, Stena Consul, Stena Concept and Stena Contest are for fixed rates per day and also have the potential to earn additional hire.  Under these charters, we are required to keep the vessels seaworthy, and to crew and maintain them.  Northern Marine performs those duties for us under the ship management agreements described below.  If a structural change or new equipment is required due to changes in law, classification society or regulatory requirements, the charterers will be required to pay for such changes if the cost is less than $100,000 per year per vessel. Otherwise the cost of any such improvement or change will be shared between us and the charterer of the vessel based on the remaining charter period and the remaining depreciation period of the vessel.  The charterers are not obligated to pay us charter hire for off-hire days of fewer than five days per vessel per year, which include days a vessel is unable to be in service due to, among other things, repairs or drydockings.  Each charter also provides that the Basic Hire will be reduced if the vessel does not achieve the performance specifications set forth in the charter.  However, under the ship management agreements described below, Northern Marine will reimburse us for any loss of or reduction in Basic Hire, in excess of five days during any twelve-month period following the date the vessels are delivered to us, net of any proceeds we receive from our off-hire insurance.

The terms of the charters do not provide the charterers with an option to terminate the charter before the end of its term except in the event of the total loss or constructive total loss of a vessel.  In addition, each charter provides that we may not sell the related vessel without the charterer’s consent, which consent may be withheld in the charterer’s sole discretion.

The following table sets forth the daily Basic Hire and base operating costs for two vessels- the Stena Compatriot, a Panamax vessel, and the Stena Consul, a Handymax vessel:

	Stena Compatriot		Stena Consul
Period	Basic Hire (1)	Base Operating Costs	Basic Hire (1)	Base Operating Costs
Nov. 11, 2009 - Nov. 10, 2010	$18,989	$7,339	$16,964	$6,764
Nov. 11, 2010 - Nov. 10, 2011 (2)	19,356	7,706	17,303	7,103
Nov. 11, 2011 - Nov. 10, 2012 (2)	19,741	8,091	17,658	7,458
Nov. 11, 2012 - Nov. 10, 2013 (2)	20,145	8,495	18,031	7,831

(1)          Each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered the vessel, the amount on which additional hire is calculated is based on the subcharter rate.  The Stena Compatriot is subchartered at a daily rate of $27,000 through January 8, 2010.  Additional hire for periods in which this subcharter is in effect is fixed at $3,499 per day through January 8, 2010.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There can be no assurance that the charterer will exercise any of these options.

The following table sets forth the daily Basic Hire and base operating costs for two Handymax vessels- the Stena Concept and the Stena Contest:

Period	Basic Hire (1)	Base Operating Costs
Jan. 5, 2009 - Jan. 4, 2010	$17,942	$6,442
Jan. 5, 2010 - Jan. 4, 2011	18,264	6,764
Jan. 5, 2011 - July 4, 2011	18,603	7,103
July 5, 2011 - July 4, 2012 (2)	21,158	7,458
July 5, 2012 - July 4, 2013 (2)	21,531	7,831

(1)          Through July 4, 2011, each vessel is entitled to receive Additional Hire, the methodology for its calculation is described below.  However, to the extent the charterer has subchartered the vessel, the amount on which additional hire is calculated is based on the subcharter rate.

(2)          Represents options for the charterer to extend the charter for additional one year periods.  There will be no Additional Hire for these option periods. There can be no assurance that the charterer will exercise any of these options.

Additional Hire Under Certain Charters for our Arlington Vessels

Under the charters for four of our Arlington Vessels, the Stena Compatriot, Stena Consul, Stena Concept and Stena Contest, in addition to the fixed rate basic hire, each vessel has the possibility of receiving Additional Hire from the charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates.  The Additional Hire, if any, is payable on the 25th day following the end of each calendar quarter. Additional Hire is not guaranteed under our charters.

The Additional Hire, if any, for any calendar quarter is an amount equal to 50% of the weighted average hire, calculated as described below, for the quarter after deduction of the Basic Hire in effect for that quarter.  The weighted average hire is a daily rate equal to the weighted average of the following amounts:

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

The calculation period is the 12-month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the date of commencement of a charter, the calculation period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of our charters to the commencement of the first full calendar quarter.

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

The Notional Routes and the weighting to be applied to each route in calculating the Time Charter Equivalent Hire is as follows:

Handymax vessels:	Rotterdam to New York with 37,000 tons clean (40% weight) Curacao to New York with 38,000 tons clean (60% weight)

Panamax vessel:	Curacao to New York with 50,000 tons dirty (50% weight) Augusta to Houston with 50,000 tons dirty (50% weight)

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

• Data used in calculations. The following data is used by the Charterer in the above calculations:

• Bunkers in port
For Handymax vessels: 40 tons per voyage all-inclusive loading and discharging ports.

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

• Time in port
For Handymax vessels and Panamax vessels: 5.5 days, which are split 2 days loading, 2 days discharging and the balance of the time idling.

• Distance
The distance for each Notional Route is determined according to the “World-Wide Marine Distance Tables” published by Veson Nautical Distance Tables.

The Notional Routes are intended to represent routes on which Handymax and Panamax vessels are typically used.  If during the term of the charter, in the charterer’s reasonable opinion, these routes cease to be used by Handymax or Panamax vessels, or the assumptions regarding bunkering ports for purposes of determining bunker prices cease to be applicable, the charterer may, with our consent, which we may not unreasonably withhold, instruct the Brokers Panel to substitute alternative notional routes and bunkering ports that most closely match the routes and bunkering ports typically used by Product tankers or Panamax tankers and to apply appropriate weights to such routes.

If in the charterer’s reasonable opinion it becomes impractical or dangerous, due to war, hostilities, warlike operations, civil war, civil commotion, revolution or terrorism for Handymax and Panamax vessels to operate on the Notional Routes, the charterer may request our agreement, which we may not unreasonably refuse, for the Daily Value to be determined during the period of such danger or restriction of trading using Average Spot Rates determined by the Brokers Panel for alternative notional routes proposed by the Charterer that reasonably reflect realistic alternative round voyage trade for Handymax  and Panamax vessels during the period of such danger or restriction of trading.  In such event, the Time Charter Equivalent Hire will be calculated using the Daily Value for such alternative routes and applying such weights as determined by the charterer.

OPERATIONS AND SHIP MANAGEMENT

General Maritime Subsidiary Managed Vessels

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

Third-Party Managed Vessels

Our Arlington Vessels are party to technical management agreements with third parties.

One Panamax vessel (Stena Compatriot) and three Handymax vessels (Stena Consul, Stena Concept and Stena Contest) are party to fixed-rate ship management agreements with Northern Marine.  The Stena Victory, Stena Vision, Stena Companion and Stena Concord were party to similar agreements with Northern Marine which expired in October and November 2009. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

Additionally, under the terms of the ship management agreements, all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine.  In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Handymax vessel and Panamax vessel prior to redelivery of such vessels.  Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the management fees that we pay to Northern Marine.  Upon redelivery of the vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to repay to us any drydocking provision accrued, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements.

Under the ship management agreements, Northern Marine has agreed to return these four vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.

Northern Marine is also obligated under the ship management agreements to maintain insurance for each of these four Arlington Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance.  Under the ship management agreements, we pay Northern Marine a fixed fee per day per Arlington Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place.  Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of these Arlington Vessels in the event, for circumstances specified under the charters, the Arlington Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance.  Stena has agreed to guarantee this indemnification by Northern Marine.  Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.  Tables setting forth the daily base operating costs for each of these four Arlington Vessels can be found above in the section entitled “Our Charters.”

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

We recently signed new ship management agreements with Northern Marine for Stena Victory and Stena Vision and with Anglo Eastern for Stena Companion and Stena Concord after the expiration of the time charters to which they were party when we acquired them and the termination of the related fixed-rate management agreements for these vessels. These new agreements began on a mutually-agreed date after the expiration of the ship management agreements and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these four new agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance mentioned above.

CREWING AND EMPLOYEES

As of December 31, 2009, we employed approximately 97 office personnel. Approximately 45 of these employees manage the commercial operations of our business, and are located in New York City.  We have 40 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have 11 employees who procure crews for most of our vessels, three of which are located in Novorossiysk, Russia and eight of which are located in Mumbai, India.  We also have one employee located in Piraeus, Greece who is subject to Greece’s national employment collective bargaining agreement which covers the terms and conditions of her employment.

As of December 31, 2009, we employed approximately 1,035 seaborne personnel to crew our General Maritime Subsidiary Vessels who are staffed by our offices in India, Russia and Portugal.  Crews for our Arlington Vessels are provided by Northern Marine as described above.

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

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others.  During the year ended December 31, 2009, Eiger Shipping, S.A., a subsidiary of Lukoil accounted for 35.8% of our voyage revenues and we expect Eiger Shipping, S.A. to account for a significant portion of our voyage revenues in the future.  Five of our 15 time charters are with Eiger Shipping, S.A.  We also derive a significant portion of our voyage revenues from time charters by subsidiaries of Concordia and Stena.  During the year ended December 31, 2009, these customers accounted for 22.0% of our voyage revenues.  Four of our Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues other than from Eiger Shipping, S.A revenues, Concordia and Stena, are also derived from a limited number of customers.

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

Our protection and indemnity insurance, or P&I insurance, covers, subject to customary deductibles, policy limits and extensions, third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third-party property and pollution arising from oil or other substances.  Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations.  Our current P&I Insurance coverage for non-pollution losses is $3.05 billion.  Each of the vessels currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations.  The 13 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities.  Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion.  As a member of protection and indemnity associations, which are, in turn, members of the International Group, we are subject to calls payable to the associations based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

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

ENVIRONMENTAL REGULATION AND OTHER REGULATIONS

Government regulations and laws significantly affect the ownership and operation of our vessels. We are subject to international conventions, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered and compliance with such laws, regulations and other requirements may entail significant expense.

Our vessels are subject to both scheduled and unscheduled inspections by a variety of government, quasi-governmental and private organizations, including local port authorities, national authorities, harbor masters or equivalent, classification societies, flag state administrations (countries of registry) and charterers. Our failure to maintain permits, licenses, certificates or other approvals required by some of these entities could require us to incur substantial costs or temporarily suspend operation of one or more of our vessels.

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition additional legislation or regulation applicable to the operation of our vessels that may be implemented in the future could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by ships, or the IMO, has adopted several international conventions that regulate the international shipping industry, including the International Convention on Civil Liability for Oil Pollution Damage, the International Convention on Civil Liability for Bunker Oil Pollution Damage, and the International Convention for the Prevention of Pollution from Ships, or the MARPOL Convention. The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms.

The operation of our vessels is also affected by the requirements contained in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO under the International Convention for the Safety of Life at Sea, or SOLAS. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We intend to rely upon the safety management system that we have developed.

Noncompliance with the ISM Code or with other IMO regulations may subject a shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports, including United States and European Union Ports.

United States

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, is an extensive regulatory and liability regime for environmental protection and cleanup of oil spills. OPA affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, imposes liability for cleanup and natural resource damage from the release of hazardous substances (other than oil) whether on land or at sea. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are responsible parties who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels.

OPA limits the liability of responsible parties with respect to tankers over 3,000 gross tons to the greater of $2,000 per gross ton or $17.088 million per double hull tanker, and permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries.  Some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, however, in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws.  CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.

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

Other U.S. Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil, hazardous substances, and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

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

European Union

The European Union has adopted legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies.

Greenhouse Gas Regulation

The IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, which may include market-based instruments or a carbon tax.  Any passage of climate control legislation or other regulatory initiatives by the IMO, EU, the U.S. or other countries where we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security, including the U.S. Maritime Transportation Security Act of 2002, or MTSA, amendments to SOLAS, and a requirement that any vessel trading internationally obtain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state. We believe that our fleet is currently in compliance with applicable security requirements.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in-class” by a classification society which is a member of the International Association of Classification Societies. All our vessels are certified as being “in-class” by a recognized classification society.

Glossary

The following are abbreviations and definitions of certain terms commonly used in the shipping industry and this annual report. The terms are taken from the Marine Encyclopedic Dictionary (Fifth Edition) published by Lloyd’s of London Press Ltd. and other sources, including information supplied by us.

Aframax tanker. Tanker ranging in size from 80,000 dwt to 120,000 dwt.

American Bureau of Shipping. American classification society.

Annual survey. The inspection of a vessel pursuant to international conventions, by a classification society surveyor, on behalf of the flag state, that takes place every year.

Bareboat charter. Contract or hire of a vessel under which the shipowner is usually paid a fixed amount for a certain period of time during which the charterer is responsible for the complete operation and maintenance of the vessel, including crewing.

Bunker Fuel. Fuel supplied to ships and aircraft in international transportation, irrespective of the flag of the carrier, consisting primarily of residual fuel oil for ships and distillate and jet fuel oils for aircraft.

Charter. The hire of a vessel for a specified period of time or to carry a cargo from a loading port to a discharging port. A vessel is “chartered in” by an end user and “chartered out” by the provider of the vessel.

Charterer. The individual or company hiring a vessel.

Charterhire. A sum of money paid to the shipowner by a charterer under a charter for the use of a vessel.

Classification society. A private, self-regulatory organization which has as its purpose the supervision of vessels during their construction and afterward, in respect to their seaworthiness and upkeep, and the placing of vessels in grades or “classes” according to the society’s rules for each particular type of vessel.

Demurrage. The delaying of a vessel caused by a voyage charterer’s failure to load, unload, etc. before the time of scheduled departure. The term is also used to describe the payment owed by the voyage charterer for such delay.

Det Norske Veritas. Norwegian classification society.

Double-hull. Hull construction design in which a vessel has an inner and outer side and bottom separated by void space, usually several feet in width.

Double-sided. Hull construction design in which a vessel has watertight protective spaces that do not carry any oil and which separate the sides of tanks that hold any oil within the cargo tank length from the outer skin of the vessel.

Drydock. Large basin where all the fresh/sea water is pumped out to allow a vessel to dock in order to carry out cleaning and repairing of those parts of a vessel which are below the water line.

Dwt. Deadweight ton. A unit of a vessel’s capacity, for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s dwt or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Gross ton. Unit of 100 cubic feet or 2.831 cubic meters.

Handymax tanker. Tanker ranging in size from 40,000 dwt to 60,000 dwt.

Hull. Shell or body of a vessel.

IMO. International Maritime Organization, a United Nations agency that sets international standards for shipping.

Intermediate survey. The inspection of a vessel by a classification society surveyor which takes place approximately two and half years before and after each special survey. This survey is more rigorous than the annual survey and is meant to ensure that the vessel meets the standards of the classification society.

Lightering. To put cargo in a lighter to partially discharge a vessel or to reduce her draft. A lighter is a small vessel used to transport cargo from a vessel anchored offshore.

Net voyage revenues. Voyage revenues minus voyage expenses.

Newbuilding. A new vessel under construction or just completed.

Off hire. The period a vessel is unable to perform the services for which it is immediately required under its contract. Off hire periods include days spent on repairs, drydockings, special surveys and vessel upgrades. Off hire may be scheduled or unscheduled, depending on the circumstances.

Panamax tanker. Tanker ranging in size from 60,000 dwt to 80,000 dwt.

P&I Insurance. Third party indemnity insurance obtained through a mutual association, or P&I Club, formed by shipowners to provide protection from third-party liability claims against large financial loss to one member by contribution towards that loss by all members.

Scrapping. The disposal of old vessel tonnage by way of sale as scrap metal.

Single-hull. Hull construction design in which a vessel has only one hull.

Sister ship.  Ship built to same design and specifications as another.

Special survey. The inspection of a vessel by a classification society surveyor that takes place every four to five years.

Spot market. The market for immediate chartering of a vessel, usually on voyage charters.

Suezmax tanker. Tanker ranging in size from 120,000 dwt to 200,000 dwt.

Tanker. Vessel designed for the carriage of liquid cargoes in bulk with cargo space consisting of many tanks. Tankers carry a variety of products including crude oil, refined products, liquid chemicals and liquid gas. Tankers load their cargo by gravity from the shore or by shore pumps and discharge using their own pumps.

TCE. Time charter equivalent. TCE is a measure of the average daily revenue performance of a vessel on a per voyage basis determined by dividing net voyage revenue by voyage days for the applicable time period.

Time charter. Contract for hire of a vessel under which the shipowner is paid charterhire on a per day basis for a certain period of time. The shipowner is responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage expenses. Any delays at port or during the voyages.

VLCC. Acronym for Very Large Crude Carrier, or a tanker ranging in size from 200,000 dwt to 320,000 dwt.

Worldscale. Industry name for the Worldwide Tanker Nominal Freight Scale published annually by the Worldscale Association as a rate reference for shipping companies, brokers, and their customers engaged in the bulk shipping of oil in the international markets. Worldscale is a list of calculated rates for specific voyage itineraries for a standard vessel, as defined, using defined voyage cost assumptions such as vessel speed, fuel consumption and port costs. Actual market rates for voyage charters are usually quoted in terms of a percentage of Worldscale.

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvii) changes in the itineraries of the our vessels; (xviii) adverse changes in foreign currency exchange rates affecting our expenses; and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission.

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

As we previously announced, on October 24, 2008, in connection with the Arlington Acquisition, we entered into a new letter agreement with Peter Georgiopoulos.  Pursuant to its terms, the new letter agreement became effective as of December 16, 2008, the date on which the effective time of the Arlington Acquisition occurred, the Effective Date.  This letter agreement provided that, among other things:  the employment letter agreement, dated April 5, 2005, between General Maritime Subsidiary and Peter Georgiopoulos terminated on the Effective Date (and Peter Georgiopoulos stepped down as President and CEO); and Peter Georgiopoulos will serve as Chairman of the Board of Directors of the new combined company for three years following the Effective Date, or earlier if he is not nominated to such position or if our shareholders decline to re-elect him to, or remove him from, our Board of Directors.  On the Effective Date, John Tavlarios, CEO of our management subsidiary, became President of the Company.  The loss of Peter Georgiopoulos’ full-time service could have an adverse effect on our operations.

The current global economic turndown may negatively impact our business.

In recent years, there has been a significant adverse shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for tanker cargoes as well as diminished trade credit available for the delivery of such cargoes may create downward pressure on charter rates.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

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

If the contraction of the global credit markets and the resulting volatility in the financial markets continues or worsens that could have a material adverse impact on our results of operations, financial condition and cash flows, and could cause the market price of our common shares to decline.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

If the tanker market, which has historically been cyclical, is depressed in the future, our earnings and available cash flow may decrease.  Our ability to employ our vessels profitably will depend upon, among other things, economic conditions in the tanker market.  Fluctuations in charter rates and tanker values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for petroleum and petroleum products.

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

•                  regional availability of refining capacity,

•                  environmental and other regulatory developments,

•                  global and regional economic conditions,

•                  the distance petroleum and petroleum products are to be moved by sea,

•                  changes in seaborne and other transportation patterns, and

•                  competition from alternative sources of energy.

The factors that influence the supply of tanker capacity include:

•                  the number of newbuilding deliveries,

•                  the scrapping rate of older vessels,

•                  conversion of tankers to other uses,

•                  the price of steel,

•                  the number of vessels that are out of service, and

•                  environmental concerns and regulations.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity.  The recent global economic crisis may further reduce demand for transportation of oil over long distances and supply of tankers that carry oil, which may materially affect our revenues, profitability and cash flows.

Charter rates for vessels may decrease in the future, which may adversely affect our earnings and ability to pay dividends and/or principal, premium, if any, and interest on our Senior Notes.

We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet. Seven of our 15 current time charter contracts will expire prior to June 30, 2010. If the tanker industry, which has been highly cyclical, continues to be depressed in the future when our charters expire or at a time when we may want to sell a vessel, our earnings and available cash flow may be adversely affected. We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations including payment of debt service to our other lenders, pay dividends to our shareholders, and/or pay principal, premium, if any, and interest on our 12% senior notes due 2017, which we refer to as our “Senior Notes”. Our ability to renew the charters on our vessels on the expiration or termination of our current charters, the charter rates payable under any replacement charters and vessel values will depend upon, among other things, economic conditions in the tanker industry at that time, changes in the supply and demand for vessel capacity and changes in the supply and demand for the seaborne transportation of crude oil. A general global economic downturn or international financial uncertainty may result in a weakening of charter rates. This could reduce the charter rates for our vessels not then subject to long-term charters and, thereby, negatively impact our results of operations.

In addition, four of the Arlington Vessels are currently chartered to subsidiaries of Stena and Concordia Maritime AB, or Concordia, a significant shareholder of Arlington prior to the Arlington Acquisition. We receive a fixed minimum daily base charter rate, or basic hire, under these charters and may also receive additional hire based on a formula of notional voyages and expenses on routes agreed to with these charterers. There is no obligation to pay additional hire during any period when the obligation to pay basic hire is suspended under the charter if the vessel is off-hire due to technical reasons. These charterers have options which they may exercise in their sole discretion to extend the terms of the charters for each of the Arlington Vessels, four of which options were exercised in May 2008. The charterers for the four other vessels declined to exercise their options to extend the terms of their charters, during the fourth quarter of 2009.  Three of these vessels have been rechartered on time charters and one has been deployed on the spot market.  Notice that the charterer is exercising its option to extend the term of a charter is required to be delivered no later than six months prior to the expiration of the charter period in effect at that time. Although we periodically evaluates the probability that these option periods will be exercised, we cannot predict whether the charterers will exercise any additional extension options under one or more of the charters. If these charterers decide not to extend their current charters, we may not be able to re-charter the Arlington Vessels with terms similar to the terms of the current charters, or at all. We may also directly employ these vessels on the spot charter market, which is subject to greater rate fluctuation than the time charter market.

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

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. Currently, 15 of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between March 2010 and July 2011.  Although these time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 11.8% of our net voyage revenue from spot charters for the year ended December 31, 2009. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels that are not under time charter profitably.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business it or any other significant customer transacts with us could materially and adversely affect our cash flows and profitability.

We derive a significant portion of our revenues from our largest customer, Lukoil Oil Company.  During 2009, Lukoil accounted for  35.8%  of our voyage revenues and we expect Lukoil to account for a significant portion of our voyage revenues in the future.  Five of our 15 time charters are with Lukoil.  We also derive a significant portion of our voyage revenues from time charters with subsidiaries of Concordia and Stena.  During 2009, these customers accounted for 22.0% of our voyage revenues and we expect these customers to account for a significant portion of our voyage revenues in the future.  As of December 31, 2009, four Arlington Vessels are on time charters with the Concordia and Stena subsidiaries.  Our revenues, other than those received from Lukoil, Concordia and Stena are also derived from a limited number of customers.

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

The failure of our counterparties to meet their obligations under our time charter agreements could cause us to suffer losses or otherwise adversely affect our business.

We employ 15 vessels under time charters with an average remaining duration of approximately eight months as of December 31, 2009. The ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control.  These factors may include general economic conditions, the condition of the tanker industry, the charter rates received for specific types of vessels and various operating expenses.  The costs and delays associated with the default by a charterer under a charter of a vessel may be considerable and this may negatively impact our business.

In addition, in depressed market conditions, our charterers and customers may no longer need a vessel that is currently under charter or contract or may be able to obtain a comparable vessel at lower rates. As a result, charterers and customers may seek to renegotiate the terms of their existing charter agreements or avoid their obligations under those contracts. Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses.

If our charterers attempt to renegotiate their charters or default on their charters, this may adversely affect our business, results of operations, cash flows and financial condition and our available cash.

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

•                  prevailing level of charter rates; and

•                  technological advances.

Declines in charter rates and other market deterioration could cause the market value of our vessels to decrease significantly.  We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, earnings from the vessels and discount rates. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use.  If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value at any point in time because the new market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings.  Any impairment charges incurred as a result of further declines in charter rates could negatively affect our business, financial condition, operating results or the trading price of our common shares.

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

We operate our vessels in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates.  Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the Northern Hemisphere during the winter months.  Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling and could impact charter rates.

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

Our current business strategy includes additional growth through the acquisition of additional secondhand vessels.  Although we inspect secondhand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us.  Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect.  Also, we generally do not receive the benefit of warranties from the builders if the vessels we buy are older than one year.

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

Fuel, or bunkers, is a significant, if not the largest, expense for our vessels that will be employed in the spot market. With respect to our vessels that will be employed on time charter, the charterer is generally responsible for the cost of fuel, however such cost may affect the charter rates we are able to negotiate for our vessels.  Changes in the price of fuel may adversely affect our profitability.  The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns.  Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

We may face unexpected repair costs for our vessels.

Repairs and maintenance costs are difficult to predict with certainty and may be substantial.  Many of these expenses are not covered by our insurance.  Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, grounding, fire, explosions and collisions, human error, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting.  In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us.  Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of revenues while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant drydocking facilities may adversely affect our business and financial condition.  Further, the total loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.  If we are unable to adequately maintain or safeguard our vessels, we may be unable to prevent any such damage, costs, or loss which could negatively impact our business, financial condition, results of operations and available cash.

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

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results. Our future success depends particularly on the continued service of John Tavlarios, our President, and our ability to attract a suitable replacement, if necessary.

Our success also depends in large part on our ability to attract and retain highly skilled and qualified ship officers and crew. In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. We expect crew costs to increase slightly in 2010. If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

Our vessel-owning subsidiaries and third-party technical management companies employ masters, officers and crews to man our vessels. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, results of operations, cash flows, financial condition and available cash.

Shipping is an inherently risky business and our insurance may not be adequate.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil creates a risk of business interruptions due to political, economic or regulatory circumstances in foreign countries, hostilities, labor strikes and boycotts.  Any of these events may result in loss of revenues, increased costs and decreased cash flows.  Future hostilities or other political instability could affect our trade patterns and adversely affect our operations and our revenues, cash flows and profitability.

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business.  We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution.  We also carry insurance covering lost revenue resulting from vessel off-hire for all of our vessels.  Nonetheless, risks may arise against which we are not adequately insured.  For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition.  In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid.  In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.  Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.  We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability.  In addition, our protection and indemnity associations may not have enough resources to cover claims made against them. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2009, the weighted average age of the 31 vessels in our fleet was 9.6 years, compared to an average age of 8.6 years as of December 31, 2008. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives of 25 years. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and available cash per share would be adversely affected. Any funds set aside for vessel replacement will reduce available cash.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  Throughout 2008 and 2009, the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  For example, in November 2008, the M/V Sirius Star, a tanker vessel not affiliated with us, was captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

Terrorist attacks, and the current conflicts in Iraq and Afghanistan and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. Continuing hostilities in the Middle East may lead to additional armed conflicts or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may contribute further to economic instability.

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

More stringent maritime safety rules have been imposed in the European Union and further rules may be imposed as a result of the oil spill in November 2002 relating to the loss of the M.T. Prestige, a 26-year old single-hull tanker owned by a company not affiliated with us. Additional laws and regulations may also be adopted that could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety and environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

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

Proceedings involving General Maritime, our vessel-operating subsidiary and two General Maritime vessel officers could negatively impact our business.

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of ours, or GMM Portugal, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007. We have denied any wrongdoing in this matter by us or any of our employees. Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1 million fine in April 2009 and is subject to a probationary period of five years. During this period, a court-appointed monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the court’s probation department. The court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of our vessels from calling on U.S. ports. We have also written off approximately $3.3 million of insurance claims related to this matter.

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

We believe that, based on the ownership of our stock in 2009, we satisfied the publicly traded requirement for 2009.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2010 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a 4% tax without allowance for deductions.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes.  Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because there are uncertainties in the application of the PFIC rules, because the PFIC test is an annual test, and because, although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain a PFIC for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

The international nature of our operations may make the outcome of any bankruptcy proceedings difficult to predict.

We are incorporated under the laws of the Republic of the Marshall Islands and our subsidiaries are also incorporated under the laws of the Marshall Islands, Liberia, Bermuda and certain other countries besides the United States, and we conduct operations in countries around the world. Consequently, in the event of any bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding involving us or any of our subsidiaries, bankruptcy laws other than those of the United States could apply. We have limited operations in the United States. If we become a debtor under U.S. bankruptcy laws, bankruptcy courts in the United States may seek to assert jurisdiction over all of our assets, wherever located, including property situated in other countries. There can be no assurance, however, that we would become a debtor in the United States, or that a U.S. bankruptcy court would be entitled to, or accept, jurisdiction over such a bankruptcy case, or that courts in other countries that have jurisdiction over us and our operations would recognize a U.S. bankruptcy court’s jurisdiction if any other bankruptcy court would determine it had jurisdiction.

RISK FACTORS RELATED TO OUR FINANCINGS

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future, and therefore make it more difficult for us to fulfill our obligations under the Senior Notes.

We have incurred substantial debt. As of December 31, 2009, we had $1,019 million of indebtedness outstanding and shareholders’ equity of $406.3 million. Our substantial indebtedness and interest expense could have important consequences to our company, including:

•                  limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures and other general business activities, because we must dedicate a substantial portion of these funds to service our debt;

•                  requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us to the extent our future cash flows are insufficient;

•                  limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our growth strategy, and other expenses or investments planned by us;

•                  limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;

•                  limiting our ability to satisfy our obligations under our indebtedness (which could result in an event of default if we fail to comply with the requirements of our indebtedness);

•                  increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;

•                  placing us at a competitive disadvantage as compared to our competitors that are less leveraged;

•                  limiting our ability, or increasing the costs, to refinance indebtedness; and

•                  limiting our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

Our 2005 Credit Facility began to amortize in February 2009. Our ability to secure additional financing, if needed, may be substantially restricted by the existing level of our indebtedness and the restrictions contained in our debt instruments. When our 2005 Credit Facility matures in 2012, if we are unable to refinance it, we will be required to dedicate a substantial portion of our cash flow to the payment of such debt, which will reduce the amount of funds available for operations, capital expenditures and future business opportunities.

The occurrence of any one of the events described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

We may incur significantly more indebtedness, which could further increase the risks associated with our indebtedness and prevent us from fulfilling our obligations under the Senior Notes.

Despite our current level of indebtedness, our 2005 Credit Facility and the indenture governing the Senior Notes permit us to incur significant additional indebtedness in the future, subject to specified limitations. Although our 2005 Credit Facility and the indenture governing the Senior Notes restrict our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and, under specified circumstances, the indebtedness incurred in compliance with such restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased, and we may not be able to meet all our debt obligations, in whole or in part.

We may not be able to generate sufficient cash to service all of our indebtedness.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, financial, business, industry and other factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as charter rates, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•                  refinancing or restructuring our debt;

•                  selling tankers or other assets;

•                  reducing or delaying investments and capital expenditures; or

•                  seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would be successful in allowing us to meet our debt obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

The indenture for the Senior Notes and our 2005 Credit Facility impose significant operating and financial restrictions that may limit our ability to operate our business.

The indenture for the Senior Notes and our 2005 Credit Facility will impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:

•                  incur additional debt and provide additional guarantees;

•                  pay dividends or make other restricted payments, including certain investments;

•                  create or permit certain liens;

•                  sell tankers or other assets;

•                  create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•                  engage in certain transactions with affiliates; and

•                  consolidate or merge with or into other companies, or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

In addition, our 2005 Credit Facility requires us to maintain specified financial ratios and satisfy financial covenants. Among other things, we are required to maintain the aggregate fair market value of all mortgaged vessels under the credit facility at or above 125% of the total commitment amount under the credit facility, and as a result we have pledged 11 of our Suezmax, 12 of our Aframax vessels, 2 of our Panamax vessels and 1 Handymax vessels as security to the lenders under the 2005 Credit Facility. We are currently required to maintain a net debt to Adjusted EBITDA ratio of no more than 6.5:1.0 on the last day of any fiscal quarter. Such ratio will lower to 6.0:1.0 from December 31, 2010 until September 30, 2011 and 5.5:1.0 thereafter.  Additionally, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment under the 2005 Credit Facility and (2) $25 million to be less than $50 million. Under the 2005 Credit Facility, we are permitted to pay quarterly cash dividends limited to $0.125 per share.  We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants. We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our 2005 Credit Facility would prevent us from borrowing additional money under the 2005 Credit Facility and could result in a default under it. If a default occurs under our 2005 Credit Facility, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets, including our rights in the mortgaged vessels and their charters. Moreover, if the lenders under our 2005 Credit Facility were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations that may exist at such time, and if all or any part of our debt were to be accelerated, we may not have or be able to obtain sufficient funds available to repay it or to repay our other indebtedness.

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

Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses. If we determine at any time that a vessel’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity. If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings. The 26 vessels which are currently collateralizing in part our 2005 Credit Facility had an aggregate carrying value of $935.9 million as of December 31, 2009.

If we default on our obligations to pay any of our indebtedness, we may be subject to restrictions on the payment of our other debt obligations or cause a cross-default or cross-acceleration.

Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of such debt instruments. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in any agreement governing our indebtedness, we would be in default under the terms of the agreements governing such indebtedness. In the event of such default:

•                  the lenders or holders of such indebtedness could elect to terminate their commitments thereunder, declare all the funds borrowed thereunder to be due and payable and, if not promptly paid, institute foreclosure proceedings against our assets;

•                  even if those lenders or holders do not declare a default, they may be able to cause all of our available cash to be used to repay the indebtedness owed to them; and

•                  such default could cause a cross-default or cross-acceleration under our other indebtedness.

As a result of such default and any actions the lenders may take in response thereto, we could be forced into bankruptcy or liquidation.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt under our 2005 Credit Facility bears interest at a variable rate of LIBOR plus 250 basis points. We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

LIBOR rates have recently been volatile, with the spread between those rates and prime lending rates widening significantly at times.  These conditions are the result of the recent disruptions in the international credit markets.  Because the interest rates borne by amounts that we may drawdown under our credit facilities fluctuate with changes in the LIBOR rates, if this volatility were to continue, it would affect the amount of interest payable on amounts that we were to drawdown from our credit facility, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

Our ability to obtain additional debt financing may be dependent on the performance of our then existing charters and the creditworthiness of our charterers.

The actual or perceived credit quality of our charterers, and any defaults by them, may materially affect our ability to obtain the additional capital resources that we will require to purchase additional vessels or may significantly increase our costs of obtaining such capital.  Our inability to obtain additional financing at all or at a higher than anticipated cost may materially affect our results of operation and our ability to implement our business strategy.

The derivative contracts we have entered into to hedge our exposure to fluctuations in interest rates could result in higher than market interest rates and charges against our income.

We have entered into five interest rate swaps for purposes of managing our exposure to fluctuations in interest rates applicable to indebtedness under our 2005 Credit Facility which was advanced at a floating rate based on LIBOR. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. Since our existing interest rate swaps do not, and future derivative contracts may not, qualify for treatment as hedges for accounting purposes we recognize fluctuations in the fair value of such contracts in our income statement. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements.

Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2009, the fair value of our interest rate swaps was a liability of $21.9 million.

RISK FACTORS RELATED TO OUR COMMON STOCK

Anti-takeover provisions in our financing agreements and organizational documents could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Several of our existing financing agreements impose restrictions on changes of control of our company and our ship-owning subsidiaries. These include requirements that we obtain the lenders’ consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

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

On December 16, 2008, following the consummation of the Arlington Acquisition, our Board of Directors adopted a cash dividend policy. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after its review of our financial performance. Our ability to pay dividends in any period will depend upon factors including satisfying the requirements under our 2005 Credit Facility and the indenture for our Senior Notes and applicable provisions of Marshall Islands law.

The timing and amount of dividends, if any, could be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves. Maintaining the dividend policy will depend on our cash earnings, financial condition and cash requirements and could be affected by factors, including the loss of a vessel, required capital expenditures, reserves established by the Board of Directors, increased or unanticipated expenses, additional borrowings or future issuances of securities, which may be beyond our control. The declaration and payment of dividends is subject to certain conditions and limitations under our 2005 Credit Facility and the indenture for our Senior Notes.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have entered into registration rights agreements with the securityholders who received shares for the sale of vessels to Arlington in connection with its initial public offering in November 2004, which were exchanged for shares of our common stock as a result of the Arlington Acquisition. These registration rights agreements entitle them to have an aggregate of 2,787,772 shares registered for sale in the public market. We have also agreed with Peter C. Georgiopoulos that we will enter into a new registration rights agreement granting Mr. Georgiopoulos registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001 and that such registration rights agreement would become effective within a reasonable time after the effective date of the Arlington Acquisition. We also registered on Form S-8 an aggregate of 1,624,347 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.  We have also registered on Form S-3 an aggregate of 8,128,612 shares of our common stock, which include the 5,726,115 shares covered under the registration rights agreements mentioned above.

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

ITEM 3. LEGAL PROCEEDINGS

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility  under the Oil Pollution Act of 1990 for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. We understand the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol “GMR”. The following table sets forth for the periods indicated the high and low intra-day trading prices for our common stock as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2009	HIGH	LOW
1st Quarter	$12.24	$6.40
2nd Quarter	$12.66	$6.87
3rd Quarter	$10.07	$7.22
4th Quarter	$8.95	$6.70

FISCAL YEAR ENDED DECEMBER 31, 2008	HIGH	LOW
1st Quarter	$20.72	$14.78
2nd Quarter	$23.13	$17.31
3rd Quarter	$20.52	$13.60
4th Quarter	$14.59	$6.51

As of February 23, 2010, there were approximately 175 holders of record of our common stock.

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

On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that out Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.

During the year ended December 31, 2008, General Maritime Subsidiary repurchased 953,142 shares of its common stock for $16.4 million (an average per share purchase price of $17.18) pursuant to its share repurchase program described in “Share Repurchase Program” under the heading “LIQUIDITY AND CAPITAL RESOURCES” in Item 7.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2009	2008	2007	2006	2005
INCOME STATEMENT DATA (Dollars in thousands, except per share data)
Voyage revenues	$350,520	$326,068	$255,015	$325,984	$567,901
Voyage expenses	58,876	54,404	38,069	80,400	137,203
Direct vessel operating expenses	95,573	63,556	48,213	47,472	86,681
Other expense	—	—	—	2,430	—
General and administrative expenses	40,339	80,285	46,920	44,787	43,989
Goodwill impairment	40,872	—	—	—	—
Loss (gain) on sale of vessels and equipment	2,051	804	417	(46,022)	(91,235)
Depreciation and amortization	88,024	58,037	49,671	42,395	97,320
Operating income	24,785	68,982	71,725	154,522	293,943
Net interest (income) expense	37,215	28,289	23,059	(1,455)	28,918
Other (income) expense	(435)	10,886	4,127	(854)	52,668
Net income (loss)	$(11,995)	$29,807	$44,539	$156,831	$212,357

Earnings (loss) per common share:
Basic	$(0.22)	$0.76	$1.09	$3.72	$4.26
Diluted	$(0.22)	$0.73	$1.06	$3.63	$4.19

Dividends declared per common share	$1.49	$1.49	$12.78	$3.58	$2.13

Weighted average basic shares outstanding, thousands:
Basic	54,651	39,463	40,740	42,172	49,800
Diluted	54,651	40,562	41,825	43,171	50,751

BALANCE SHEET DATA, at end of period (Dollars in thousands)
Cash	$52,651	$104,146	$44,526	$107,460	$96,976
Current assets, including cash	108,528	141,703	82,494	137,865	471,324
Total assets	1,445,257	1,577,225	835,035	843,690	1,146,126

Current liabilities, including current portion of long-term debt	56,194	88,392	35,502	27,147	32,906
Current portion of long-term debt	—	—	—	—	—
Total long-term debt, including current portion	1,018,609	990,500	565,000	50,000	135,020
Shareholders' equity	364,909	455,799	228,657	763,913	976,125

OTHER FINANCIAL DATA (Dollars in thousands)
Net cash provided by operating activities	47,518	$114,415	$95,833	$189,717	$249,614
Net cash provided (used) by investing activities	(24,632)	(171,082)	(84,516)	285,264	318,169
Net cash (used) provided by financing activities	(74,085)	115,476	(74,251)	(464,497)	(517,728)
Capital expenditures
Vessel sales (purchases), gross including deposits	—	(173,447)	(80,061)	290,299	324,087
Drydocking or capitalized survey or improvement costs	(18,921)	(9,787)	(11,815)	(11,929)	(38,039)
Weighted average long-term debt, including current portion	959,935	653,154	414,137	93,085	410,794

OTHER DATA (Dollars in thousands)
EBITDA (1)	113,244	$116,133	$117,269	$197,771	$338,595

FLEET DATA
Total number of vessels at end of period	31.0	31.0	20.0	18.0	30.0
Average number of vessels (2)	31.0	21.5	19.3	20.6	41.9

Total voyage days for fleet (3)	10,681	7,568	6,599	7,121	14,073
Total time charter days for fleet	7,878	5,665	4,641	2,300	3,983
Total spot market days for fleet	2,803	1,903	1,958	4,821	10,090
Total calendar days for fleet (4)	11,315	7,881	7,045	7,534	15,311
Fleet utilization (5)	94.4%	96.0%	93.7%	94.5%	91.9%
AVERAGE DAILY RESULTS
Time charter equivalent (6)	$27,305	$35,896	$32,876	$34,487	$30,605
Direct vessel operating expenses (7)	8,447	8,064	6,844	6,301	5,661
General and administrative expenses (8)	3,565	10,187	6,660	5,945	2,873
Total vessel operating expenses (9)	12,012	18,252	13,504	12,246	8,534

	Year Ended December 31,
	2009	2008	2007	2006	2005
EBITDA Reconciliation (Dollars in thousands)
Net Income	$(11,995)	$29,807	$44,539	$156,831	$212,357
+ Net interest expense	37,215	28,289	23,059	(1,455)	28,918
+ Depreciation and amortization	88,024	58,037	49,671	42,395	97,320
EBITDA	$113,244	$116,133	$117,269	$197,771	$338,595

(1)                                  EBITDA represents net income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating quarterly and annual internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income, operating income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

(6)                                  Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period. The period over which voyage revenues are recognized commences at the time the vessel arrives at the load port for a voyage and ends at the time that discharge of cargo is completed.  Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2009 and 2008 and our results of operations comparing the years ended December 31, 2009 and 2008 and the years ended December 31, 2008 and 2007. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services. We also provide transportation services for refined petroleum, products.  As of December 31, 2009, our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four Handymax vessels) with a total cargo carrying capacity of 3.9 million deadweight tons.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Acquisition is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for period January 1, 2008 through December 15, 2008 and the years ended December 31, 2007 and 2006 and the financial position of General Maritime Subsidiary as of December 31, 2007. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Acquisition, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted. Arlington’s results have been included in the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Arlington Acquisition” in Note 2 to the Consolidated Financial Statements).

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

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2009, 2008 and 2007 are set forth in the table below.

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
INCOME STATEMENT DATA

Net voyage revenues (1)	100%	100.0%	100.0%
Direct vessel expenses	32.8%	23.4%	22.2%
General and administrative expenses	13.8%	29.6%	21.6%
Depreciation and amortization	30.2%	21.4%	22.9%
Goodwill impairment	14.0%	0.0%	0.0%
Loss on disposal of vessel equipment	0.7%	0.3%	0.2%
Operating income	8.5%	25.3%	33.1%
Net interest expense	12.8%	10.4%	10.6%
Other (income) expense	-0.1%	4.0%	1.9%
Net (loss) income	-4.2%	10.9%	20.6%

(1)           INCOME STATEMENT DATA

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except share data)	2009	2008	2007

Voyage revenues	$350,520	$322,294	$255,015
Voyage expenses	$(58,876)	$(50,630)	$(38,069)
Net voyage revenues	$291,644	$271,664	$216,946

YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

VOYAGE REVENUES- Voyage revenues increased by $24.4 million, or 7.5%, to $350.5 million for the year ended December 31, 2009 compared to $326.1 million for the prior year.  This increase is primarily attributable to a significant increase in the size of our fleet, which increased vessel operating days by 41.1% to 10,681 days during the year ended December 31, 2009 compared to 7,568 days in the prior year.  The average size of our fleet increased by 44.2% to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2009 compared to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC,

0.1 Panamax, 0.1 Handymax) for the prior year.   This increase in fleet size is attributable to the completion of construction of a Suezmax tanker in February 2008, the acquisitions during the fourth quarter of 2008 of two Aframax vessels, and the acquisition of two VLCCs, two Panamaxes, and four Handymaxes as part of the Arlington Acquisition.  Also, included in this increase in voyage revenues is $16.4 million associated with the acceleration of the amortization of a net liability associated with four time charter contracts.  These contracts were recorded as a liability when the vessels to which the time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This recorded liability was being amortized over the remaining time charter period, including the option periods.  The Company accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the redelivery date indicated by the charterer on two of the vessels.  This additional revenue is nonrecurring and was noncash.  This increase is partially offset by a significant reduction in rates, especially with respect to vessels under spot voyage and, to a lesser extent time charters, as well as decreased utilization rates relating to drydocking and repositioning of vessels, during the year ended December 31, 2009 as compared to the prior year period.

Voyage revenues are expected to remain relatively flat during 2010 as compared to 2009.  Decreases associated with expected lower spot rates during 2010 as compared to 2009 are expected to be offset by a greater number of vessels expected to be on the spot market during 2010 compared to 2009.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues to recoup these expenses.  In addition, $16.4 million of voyage revenue recognized in 2009 associated with the acceleration of a net liability associated with four time charter contracts described above will not recur in 2010.

VOYAGE EXPENSES- Voyage expenses increased $4.5 million, or 8.2%, to $58.9 million for the year ended December 31, 2009 compared to $54.4 million for the prior year.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  This increase in voyage expenses is primarily attributable to an increase in the number of days our vessels operated under spot charters.  During the year ended December 31, 2009, the number of days our vessels operated under spot charters increased by 47.3% to 2,803 days (2,188 days for our Aframax vessels, 428 days for our Suezmax vessels, 151 days for our VLCCs, and 36 days for our Panamax vessels) from 1,903 days (1,549 days for our Aframax vessels and 354 days for our Suezmax vessels, the only vessels on spot charter during 2008) during the prior year.  This increase is partially offset by lower fuel cost incurred during 2009.  Although this increase in spot vessel days increased fuel cost by $2.8 million, or 8.7%, to $35.3 million during the year ended December 31, 2009 compared to $32.5 million during the prior year, fuel cost per spot voyage day decreased 24% during the year ended December 31, 2009 compared to the prior year period as a result of lower bunker fuel prices.

Voyage expenses are expected to increase during 2010 as compared to 2009 as a result of a greater number of vessels expected to be on the spot market during 2010 compared to 2009.  Under spot voyage charters, the vessel owner pays for the voyage expenses.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $19.9 million, or 7.4%, to $291.6 million for the year ended December 31, 2009 compared to $271.7 million for the prior year. This increase is primarily attributable to the increase in the average size of our fleet, which increased 44.2% to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax vessel) for the year ended December 31, 2009 compared to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 Handymax vessel) for the prior year.  Partially offsetting this increase in net voyage revenue are significantly weaker overall daily TCE rates for our vessels during the year ended December 31, 2009 compared to the prior year.  Our average TCE rates decreased 23.9% to $27,305 during the year ended December 31, 2009 compared to $35,896 during the year ended December 31, 2008. This decrease reflects a significant decline in spot charter TCE rates which decreased to $12,291 during the year ended December 31, 2009 compared to $37,377 for the prior year.  Partially offsetting this decrease in overall spot rates is $16.4 million of voyage revenue associated with the acceleration of the amortization of a net liability associated with four time charter contracts.  These contracts were assigned a liability when the vessels to which the time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This additional revenue, which is nonrecurring and noncash, had the effect of increasing (decreasing) time charter TCE on VLCCs, Panamaxes and Handymaxes by $27,848, $1,507 and $(353), respectively.  This $16.4 million of voyage revenue also had the effect of increasing combined overall time charter TCE and overall TCE and by $2,087 and $1,539, respectively.

Net voyage revenues are expected to decrease during 2010 compared to 2009 for reasons discussed above relating to voyage revenues and voyage expenses.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2009	2008	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$49,850	$62,969	$(13,119)	-20.8%
Suezmax	124,308	134,430	(10,122)	-7.5%
VLCC (A)	42,629	1,454	41,175	2831.8%
Panamax (A)	16,716	696	16,020	2301.7%
Handymax (A)	23,690	986	22,704	2302.6%
Total	257,193	200,535	56,658	28.3%

Spot charter:
Aframax	26,714	56,126	(29,412)	-52.4%
Suezmax	4,718	15,003	(10,285)	-68.6%
VLCC	3,321	—	3,321	n/a
Panamax	(302)	—	(302)	n/a
Total	34,451	71,129	(36,678)	-51.6%
TOTAL NET VOYAGE REVENUE	$291,644	$271,664	$19,980	7.4%

Vessel operating days:
Time charter:
Aframax	1,797	1,941	(144)	-7.4%
Suezmax	3,369	3,604	(235)	-6.5%
VLCC (A)	572	30	542	1806.7%
Panamax (A)	680	30	650	2166.7%
Handymax (A)	1,460	60	1,400	2333.3%
Total	7,878	5,665	2,213	39.1%

Spot charter:
Aframax	2,188	1,549	639	41.3%
Suezmax	428	354	74	20.9%
VLCC (A)	151	—	151	n/a
Panamax (A)	36	—	36	n/a
Total	2,803	1,903	900	47.3%
TOTAL VESSEL OPERATING DAYS	10,681	7,568	3,113	41.1%

AVERAGE NUMBER OF VESSELS	31.0	21.5	9.5	44.2%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$27,741	$32,441	$(4,700)	-14.5%
Suezmax	$36,898	$37,300	$(402)	-1.1%
VLCC (A)	$74,526	$48,479	$26,047	53.7%
Panamax (A)	$24,583	$23,202	$1,381	6.0%
Handymax (A)	$16,226	$16,426	$(200)	-1.2%
Combined	$32,647	$35,399	$(2,752)	-7.8%

Spot charter:
Aframax	$12,210	$36,234	$(24,024)	-66.3%
Suezmax	$11,023	$42,382	$(31,359)	-74.0%
VLCC (A)	$21,992	$—	$21,992	n/a
Panamax (A)	$(8,398)	$—	$(8,398)	n/a
Combined	$12,291	$37,377	$(25,086)	-67.1%

TOTAL TCE	27,305	$35,896	$(8,591)	-23.9%

(A) Acquired on December 16, 2008.

As of December 31, 2009, 15 of our vessels were on time charters expiring between January 2010 and July 2011.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $32.0 million, or 50.4%, to $95.6 million for the year ended December 31, 2009 compared to $63.6 million for the prior year.  This increase is primarily due to  an increase in the average size of our fleet which increased 44.2% to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2009 compared to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 Handymax) for the prior year. In addition, daily direct vessel expenses for our VLCCs increased in part during 2009 because our two VLCCs were redelivered from a fixed-fee technical management agreements with Northern Marine during October 2009 and replaced with technical management agreements with Northern Marine that were based on actual costs which were significantly higher than the previous fixed fee.  This contributed to a rise in daily direct vessel expenses per vessel which increased by $383, or 4.7%, to $8,447 ($9,095 Aframax, $8,373 Suezmax, $10,135 VLCC, $7,031 Panamax, $6,565 Handymax) for the year ended December 31, 2009 compared to $8,064 ($7,973 Aframax, $8,178 Suezmax, $9,078 VLCC, $6,875 Panamax, $6,298 Handymax) for the prior year.  Factors contributing to this increase in overall and daily direct vessel expenses include higher crewing costs on the Aframax and Suezmax vessels relating to wage increases given to crews commencing during the second half of 2008 and the beginning of 2009, higher repair costs during the year ended December 31, 2009 associated with significant repairs such as main and auxiliary engines on certain Aframax vessels and increases in insurance costs during the year ended December 31, 2009 on the Aframax fleet relating to increased premiums as well as the write-off of certain claims not deemed to be collectible.  Partially offsetting this increase in overall as well as daily direct vessel expenses is a reduction in insurance related costs on our Suezmax fleet pertaining to an expense of $1.3 million during 2008 relating to a general average claim associated with a Suezmax vessel which did not recur in 2009. We anticipate that direct vessel expenses will decrease to $93.5 million during 2010 based on daily budgeted direct vessel expenses on our 11 Suezmax vessels, 12 Aframax vessels, two VLCCs, two Panamax vessels and four Handymax vessels of $8,278, $8,419, $12,128, $6,890 and $6,522, respectively.  The budgets for the Aframax and Suezmax vessels are based on 2009 actual results adjusted for certain 2009 events not expected to recur or anticipated 2010 events which did not occur in 2009.  This decrease primarily reflects unanticipated repairs on our Aframax vessels made during 2009 that are not expected to recur in 2010.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $40.0 million, or 49.8%, to $40.3 million for the year ended December 31, 2009 compared to $80.3 million for the prior year. Significant factors contributing to this decrease for the year ended December 31, 2009 compared to the prior year are:

(a) A $22.0 million decrease during the year ended December 31, 2009 as compared to the prior year relating to compensation accruals in connection with our executive transition plan incurred in 2008, relating to amounts due to Peter C. Georgiopoulos in connection with the termination of his employment arrangments with the Company.

(b) An $8.0 million decrease during the year ended December 31, 2009 associated with a payment in lieu of a bonus payable to Peter Georgiopoulos during the year ended December 31, 2008.

(c) An aggregate decrease of $4.2 million during the year ended December 31, 2009 as compared to the prior year comprised of a $2.0 million decrease in salaries due to reduced head count in the Company’s New York office, a $1.3 million decrease in restricted stock amortization associated with fewer shares granted at the end of 2008 compared to the end of 2007 and $0.9 million reduction in cash bonuses incurred during 2009 compared to 2008.

(d) A $3.3 million decrease during the year ended December 31, 2009 as compared to the prior year associated with costs incurred during the year ended December 31, 2008 relating to fines and costs deemed to be uncollectible from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance.

(e) A $2.6 million decrease during the year ended December 31, 2009 compared to the prior year associated with ceasing the operation of our corporate aircraft, which we leased through February 2009.

General and administrative expenses as a percentage of net voyage revenues decreased to 13.8% for the year ended December 31, 2009 from 29.6% for the prior year.  Daily general and administrative expenses per vessel decreased by $6,622, or 65.0%, to $3,565 for the year ended December 31, 2009 compared to $10,187 for the prior year.

For 2010, we have budgeted general and administrative expenses to be approximately $35.9 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $30.0 million, or 51.7%, to $88.0 million for the year ended December 31, 2009 compared to $58.0 million for the prior year.  Vessel depreciation increased by $28.8 million, or 66.2%, to $72.3 million during year ended December 31, 2009 compared to $43.5 million during the prior year period.  This increase is due to increased depreciation during 2009 relating to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008, and the eight vessels we acquired in the Arlington Acquisition in December 2008.

Amortization of drydocking increased by $0.6 million, or 5.2%, to $12.1 million for the year ended December 31, 2009 compared to $11.5 million for the prior year.  Drydocks are typically amortized over periods from 30 months to 60 months.  This increase reflects amortization during 2009 of a portion of the $18.9 million of drydock costs capitalized during the year ended December 31, 2009 and amortization for the full year of the $9.8 million of drydock costs capitalized during the year ended December 31, 2008.  The effect of these additions to 2009 drydock amortization expense was offset by a reduction in drydock costs incurred during 2009 resulting from vessels drydocked at the end of the year.

Depreciation of vessel equipment increased by $0.8 million, or 34.7%, to $3.1 million for the year ended December 31, 2009 compared to $2.3 million for the prior year.  This increase relates to a greater amount of equipment being capitalized to vessels during 2009 as compared to the prior year.  As of December 31, 2009 and 2008, vessel equipment was $18.5 million and $13.1 million, respectively.

Depreciation and amortization is expected to increase during 2010 as the additions made during the year ended December 31, 2009 to drydocking and vessel equipment are amortized and depreciated for a full year.

GOODWILL IMPAIRMENT- For the year ended December 31, 2009, we recorded goodwill impairment of $40.9 million.  There was no goodwill impairment during 2008.  Refer to the GOODWILL section in Critical Accounting Policies.

LOSS (GAIN) ON DISPOSAL VESSEL EQUIPMENT— During the years ended December 31, 2009 and 2008, we incurred losses of $2.1 million and $0.8 million, respectively, associated with the disposal of certain vessel equipment.

INTEREST INCOME—Interest income decreased by $1.0 million, or 88.3%, to $0.1 million during the year ended December 31, 2009 compared to $1.1 million during the prior year.  This decrease is the result of lower average cash balances and lower interest rates on deposits during 2009 compared to 2008.

INTEREST EXPENSE—Interest expense increased by $7.9 million, or 27.1%, to $37.3 million for the year ended December 31, 2009 compared to $29.4 million for the prior year.  This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12% and an increase of margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  In addition, the $229.5 million RBS Facility acquired in connection with the Arlington Acquisition on December 16, 2008 was outstanding until its retirement on November 12, 2009.  During the year ended December 31, 2009, our weighted average outstanding debt increased by 47.0% to $959.9 million compared to $653.2 million during the prior year.  This increase in interest expense was partially offset by lower interest rates on our floating rate debt during 2009 compared to 2008.

We expect our long-term debt during 2010 to approximate our debt level at December 31, 2009.  However, due to the current composition of our debt consisting of $300 million of Senior Notes at a fixed rate of 12% and $726 million of floating rate debt under our 2005 Credit Facility bearing a margin over LIBOR of 250 basis points, we expect our interest expense to increase significantly during 2010 due to higher interest rates on our debt.

OTHER INCOME (EXPENSE)— Other income for the year ended December 31, 2009 was $0.4 million and is primarily attributable to a $1.0 million recovery from a 2004 insurance claim.  Partially offsetting this other income is a $0.5 million write-off associated with a drydock-related asset on two vessels for which their technical management agreements with Northern Marine terminated prior to the consummation of drydockings.  This amount relates to the estimated excess of the cost the Company would have incurred to procure the drydocks itself over the amount it would have paid Northern Marine to perform the drydock  had the contracts not been terminated.  Other income for the year ended December 31, 2009 also reflects a realized gain on our freight derivative of $0.7 million and $0.6 million of unrealized loss on our freight derivative, a realized loss of $0.1 million associated with our interest rate swaps, and a $0.1 million unrealized gain on a bunker derivative.   Offsetting this income is an unrealized loss during the year ended December 31, 2009 of approximately $0.2 million associated with foreign currency transaction losses.  Other expense for the year ended December 31, 2008 was $10.9 million which included an aggregate realized loss on our freight derivatives of $11.4 million partially offset by an unrealized gain on our freight derivatives of $0.6 million.

NET (LOSS) INCOME—Net loss was $12.0 million for the year ended December 31, 2009 compared to net income of $29.8 million for the prior year.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

VOYAGE REVENUES- Voyage revenues increased by $71.1 million, or 27.9%, to $326.1 million for the year ended December 31, 2008 compared to $255.0 million for the prior year.  This increase reflects a 14.7% increase in vessel operating days, reflecting in part an increased utilization rate for our vessels, as well as increases in rates attained during 2008 for our vessels under time charter and spot charter as compared to the prior year.  Included in this percentage increase is 120 operating days for the two VLCCs, two Panamaxes, and four Handymax vessels we acquired on December 16, 2008 pursuant to our merger with Arlington.  An additional 115 operating days during 2008 relates to our purchase of two Aframax vessels during 2008.

VOYAGE EXPENSES- Voyage expenses increased $16.3 million, or 42.9%, to $54.4 million for the year ended December 31, 2008 compared to $38.1 million for the prior year. This increase in voyage expenses is primarily attributable to higher fuel costs incurred during 2008.  Fuel costs increased by 32.5% per spot voyage day during the year ended December 31, 2008 compared to the prior year. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. During the year ended December 31, 2008, the number of days our vessels operated under spot charters decreased by 2.8% to 1,903 days (1,549 days for our Aframax vessels and 354 days for our Suezmax vessels) from 1,958 days (1,386 days for our Aframax vessels and 572 days for our Suezmax vessels) during the prior year.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $54.8 million, or 25.2%, to $271.7 million for the year ended December 31, 2008 compared to $216.9 million for the prior year. Of this total increase, approximately $32 million is attributable to the increase in the average size of our fleet which increased 11.4% to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 Handymax vessel) for the year ended December 31, 2008 compared to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the prior year.  Approximately $23 million of the increase in net voyage revenue is associated with stronger overall daily TCE rates for Suezmax and Aframax vessels during the year ended December 31, 2008 compared to the prior year.  Our average TCE rates increased 9.2% to $35,896 during the year ended December 31, 2008 compared to $32,876 during the year ended December 31, 2007.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2008	2007	(Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$62,969	$55,496	$7,473	13.5%
Suezmax	134,430	102,023	32,407	31.8%
VLCC (A)	1,454	—	1,454	n/a
Panamax (A)	696	—	696	n/a
Product (A)	986	—	986	n/a
Total	200,535	157,519	43,016	27.3%

Spot charter:
Aframax	56,126	42,453	13,673	32.2%
Suezmax	15,003	16,974	(1,971)	-11.6%
Total	71,129	59,427	11,702	19.7%

TOTAL NET VOYAGE REVENUE	$271,664	$216,946	$54,718	25.2%

Vessel operating days:
Time charter:
Aframax	1,941	1,894	47	2.5%
Suezmax	3,604	2,747	857	31.2%
VLCC (A)	30	—	30	n/a
Panamax (A)	30	—	30	n/a
Product (A)	60	—	60	n/a
Total	5,665	4,641	1,024	22.1%

Spot charter:
Aframax	1,549	1,386	163	11.8%
Suezmax	354	572	(218)	-38.1%
Total	1,903	1,958	(55)	-2.8%
TOTAL VESSEL OPERATING DAYS	7,568	6,599	969	14.7%

AVERAGE NUMBER OF VESSELS	21.5	19.3	2.2	11.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$32,441	$29,301	$3,140	10.7%
Suezmax	$37,300	$37,140	$160	0.4%
VLCC (A)	$48,479	—	n/a	n/a
Panamax (A)	$23,202	—	n/a	n/a
Product (A)	$16,426	—	n/a	n/a
Combined	$35,399	$33,941	$1,458	4.3%

Spot charter:
Aframax	$36,234	$30,630	$5,604	18.3%
Suezmax	$42,382	$29,674	$12,709	42.8%
Combined	$37,377	$30,351	$7,026	23.2%

TOTAL TCE	$35,896	$32,876	$3,021	9.2%

(A) Acquired on December 16, 2008.

As of December 31, 2008, 23 of our vessels are on time charters expiring between July 2009 and July 2011.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $15.4 million, or 31.8%, to $63.6 million for the year ended December 31, 2008 compared to $48.2 million for the prior year.  We incurred higher crewing costs during the year ended December 31, 2008 as compared to the prior year period which reflects higher crew wages in 2008 due in part to exchange rates on a substantially higher portion of crew wages paid in Euros during the 2008 period as compared to the prior year period, as well as additional wage increases given to crews commencing during the second half of 2008.  This increase is also associated with higher repair costs during the year ended December 31, 2008 associated with significant repairs including fuel consumed during the repair period on four of the our Suezmax vessels, as well as additional expenses of spare parts purchases and their delivery costs and costs associated with tank cleaning of several vessels pursuant to tank inspections required by charterers during the year ended December 31, 2008 compared to the prior year.  Lubricating costs were also higher during the year ended December 31, 2008 compared to the prior year associated with higher petroleum product costs.  In addition, we recognized an expense of $1.3 million during the 2008 period relating to a general average claim associated with a Suezmax vessel.  These factors contributed to a rise in daily direct vessel expenses per vessel which increased by $1,220, or 17.8%, to $8,064 ($7,973 Aframax, $8,178 Suezmax, $9,078 VLCC, $6,875 Panamax, $6,298 product) for the year ended December 31, 2008 compared to $6,844 ($6,965 Aframax, $6,713 Suezmax) for the prior year.  Also contributing to the overall increase in direct vessel expense is an increase in the average size of our fleet which increased 11.4% to 21.5 vessels (10.3 Aframax, 10.9 Suezmax, 0.1 VLCC, 0.1 Panamax, 0.1 product) for the year ended December 31, 2008 compared to 19.3 vessels (10.0 Aframax, 9.3 Suezmax) for the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $33.4 million, or 71.2%, to $80.3 million for the year ended December 31, 2008 compared to $46.9 million for the prior year. Significant factors contributing to this increase for the year ended December 31, 2008 compared to the prior year are:

(a) A $23.2 million increase in compensation accruals in connection with our executive transition plan incurred in 2008, including $22 million paid to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with us.

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

(d) $2.0 million decrease due to financial advisory fees during the year ended December 31, 2007 associated with financial advisory services received pursuant to our determination to pay a special dividend.

General and administrative expenses as a percentage of net voyage revenues increased to 29.6% for the year ended December 31, 2008 from 21.6% for the prior year.  Daily general and administrative expenses per vessel increased by $3,527, or 53%, to $10,187 for the year ended December 31, 2008 compared to $6,660 for the prior year.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $8.3 million, or 16.8%, to $58.0 million for the year ended December 31, 2008 compared to $49.7 million for the prior year.  Vessel depreciation increased by $6.2 million to $43.5 million during year ended December 31, 2008 compared to $37.3 million during the prior year period.  This increase is due to increased depreciation during 2008 relating to the additions to our fleet of the Genmar St. Nikolas in February 2008, the Genmar Elektra in October 2008, the Genmar Daphne in December 2008, and the eight Arlington Vessels we acquired in the Arlington Acquisition in December 2008.

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

OTHER EXPENSE— Other expense for the year ended December 31, 2008 was $10.9 million which included an aggregate realized loss on our freight derivatives of $11.4 million partially offset by an unrealized gain on our freight derivatives of $0.6 million.  Other expense for the year ended December 31, 2007 was $4.1 million which is comprised primarily of an aggregate realized loss on our freight derivatives of $2.0 million and an unrealized loss on our freight derivatives of $2.3 million.

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

Because the Arlington Acquisition was structured as a stock-for-stock combination, we funded the acquisition of Arlington through an issuance of shares in exchange for the shares of the post-combination Arlington entities.

We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to fund our operations and implement our growth plan and dividend policy.  We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the next year.

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

Quarter ended	Paid date	Per share amount		Amount
				(millions)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid-2008	1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
September 30, 2009	December 4, 2009	$0.125		$7.2
	dividends declared and paid- 2009	$1.625

 (1) Denotes a special dividend.

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

General Maritime Subsidiary also announced on February 21, 2007 that its Board of Directors changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007.  On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year.  We announced on July 29, 2009 that out Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We intend to declare dividends in April, July, October and February of each year.

The declaration of dividends and their amount, if any, will depend upon our results and the determination of our Board of Directors.  Any dividends paid will be subject to the terms and conditions of our 2005 Credit Facility, indenture governing the Senior Notes and applicable provisions of Marshall Islands law.

Share Repurchase Program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008.  On December 16, 2008, our board approved repurchases by us of our common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of December 31, 2008.  The board will periodically review the program.  Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act.  The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice.  Repurchases will be subject to the terms of our 2005 Credit Facility, which are described in further detail below.

Through December 31, 2009, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  None of these shares were acquired during 2009.  All of these shares have been retired.

Information regarding securities authorized for issuance under equity compensation plans and a performance graph relating to our common stock is set forth in the 2009 Proxy Statement and is incorporated by reference herein.  Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Debt Financings

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2016.  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Facility in accordance with its terms, $15 million was placed as collateral against an interest rate swap with RBS, and the remainder was used for general corporate purposes.  As of December 31, 2009, the discount on the Senior Notes is $7.4 million.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

We have the option to redeem all or a portion of the Senior Notes at any time on or after November 15, 2013 at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption, and at any time prior to November 15, 2013 at a make-whole price.  In addition, at any time prior to November 15, 2012, we may, at our option, redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings.

If we experience certain kinds of changes of control, we must offer to purchase the Senior Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Senior Notes were issued contains covenants that, among other things, limit our ability and the ability of any of our “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on our capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of our Subsidiary Guarantors, (iv) restrict dividends or other payments by our subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the

Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance its then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through December 18, 2009, provides a total commitment of $749.8 million.

On February 24, 2009, the Company amended the 2005 Credit Facility to accelerate the $50.1 million amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the 2005 Credit Facility.

On October 27, 2009, the Company entered into an amendment with the lenders under the 2005 Credit Facility, which became effective on November 12, 2009, when the Company completed its Senior Notes offering (described above).  The Company agreed with the lenders on which additional vessels may be pledged as additional collateral under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility was amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749.8 million, the result of which is that the next scheduled reduction in total commitment will be April 26, 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require the Company to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

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

On December 18, 2009, the Company entered into an amendment with the lenders under the 2005 Credit Facility clarifying certain provisions.  On December 23, 2009, four additional vessels were pledged to the lenders.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to pay quarterly cash dividends limited to $0.125 per share.  The 2005 Credit Facility, as amended and restated, currently provides semiannual reductions of $50.1 million commencing on April 26, 2011 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of December 31, 2009, the Company has outstanding letters of credit aggregating $5.0 million which expire between March 2010 and December 2010, leaving $45.0 million available to be issued.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.

As of December 31, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, as amended and restated.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of December 31, 2009, $726.0 million of the facility is outstanding. The 2005 Credit Facility is secured by 26 of the Company’s double-hull vessels with an aggregate carrying value as of December 31, 2009 of $935.9 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. The 2005 Credit Facility requires us to comply with a collateral maintenance covenant under which the aggregate fair value of these vessels must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on November 9, 2009,  was $938.0 million as of December 31, 2009, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to $675.4 million.  Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility, as amended and restated, and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

Interest rates during the year ended December 31, 2009 ranged from 1.25% to 2.81% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remained a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding. As a result all liens on these vessels were released.  TheRBS Facility had been secured by first priority mortgages over the Arlington Vessels, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The RBS Facility with The Royal Bank of Scotland (the “RBS Swap”) was to mature on January 5, 2011. Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland.   The RBS Swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726.0 million outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of December 31, 2009 and is described below.

During the years ended December 31, 2009, 2008 and 2007, the Company paid dividends of $94.0 million, $62.5 million and $555.5 million, respectively.  Included in the dividends paid during the year ended December 31, 2007 is a special dividend of $11.19 per share of $486.5 million.

A repayment schedule of outstanding borrowings at December 31, 2009 is as follows (dollars in thousands):

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL

2010	$—	$—	$—
2011	76,312	—	76,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000

	$726,000	$300,000	$1,026,000

Interest Rate Swap Agreements

On December 31, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland is collateralized by a $12.2 million deposit held by that institution as of December 31, 2009 from which the quarterly cash settlements are paid.  Of this deposit, $12.1 million is included in Prepaid expenses and other current assets and the balance of $0.1 million is included in Other assets.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2009, 2008 and 2007 was $11.6 million, $1.9 million and $(0.1) million, respectively.

The Company would have paid a net amount of approximately $21.9 million to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2009. This fair value is based upon estimates received from financial institutions.

Cash and Working Capital

Cash decreased to $52.6 million as of December 31, 2009 compared to $104.1 million as of December 31, 2008. Working capital is current assets minus current liabilities, including the current portion of long-term debt.  Working capital was $52.3 million as of December 31, 2009 compared to $53.3 million as of December 31, 2008.  The current portion of long-term debt included in our current liabilities was $0 as of December 31, 2009 and 2008.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased 58.5% to $47.5 million for the year ended December 31, 2009, compared to $114.4 million for the prior year.  This decrease is primarily attributable to a decrease in accounts payable and accrued expenses and other noncurrent liabilities of $51.2 million during the year ended December 31, 2009 compared to an increase of $16.1 million for the prior year; a decrease in deferred voyage revenue of approximately $12.8 million during the year ended December 31, 2009 compared to an increase of $2.9 million during the prior year; and an increase in drydocking costs incurred, which were $18.9 million during the year ended December 31, 2009 compared to $9.8 million during the prior year.  Net (loss) income was $(12.0) million and $29.8 million for the years ended December 31, 2009 and 2008, respectively.  Partially offsetting this decrease in net cash provided by operating activities and factoring are increases for the year ended December 31, 2009 compared to the prior year of $30.0 million and $40.9 million in depreciation and amortization and goodwill impairment, respectively.

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

Cash Flows from Investing Activities

Net cash used by investing activities was $24.6 million for the year ended December 31, 2009 compared to $171.1 million for the prior year.  During the year ended December 31, 2009, we paid $11.2 million for additions to vessels and vessel equipment, $12.2 million of net deposits to a counterparty to collateralize the RBS interest rate swap and paid $1.2 million of costs associated with the Arlington Acquisition that were unpaid as of December 31, 2008.  During the year ended December 31, 2008, we paid $139.6 million, substantially all of which was used to purchase two Aframax vessels, we paid $33.4 million on one Suezmax construction contract

(including capitalized interest of $0.1 million), we paid $5.2 million for other fixed assets and received $7.5 million, which represents the amount by which Arlington’s cash balances at December 16, 2008 exceeded merger closing costs paid by the Company.

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

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2009 was $74.1 million compared to net cash provided by financing activities of $115.5 million for the prior year.  The change in cash provided by financing activities relates primarily to the following:

•                  During the year ended December 31, 2009, we issued $300 million of 12% Senior Notes for which proceeds after discount were $292.5 million.

•                  During the year ended December 31, 2009, we paid $8.2 million of deferred financing costs of which $7.2 million was associated with the Senior Notes offering and $1.0 million related to amending the 2005 Credit Facility, compared to $1.7 million paid during the prior year to amend the 2005 Credit Facility.

•                  During the year ended December 31, 2009, we paid $229.5 million to fully prepay the RBS Facility in accordance with its terms.

•                  During the years ended December 31, 2009 and 2008, we made net (payments) borrowings of revolving debt associated with our 2005 Credit Facility of $(35.0) million and $196.0 million, respectively.

•                  During the years ended December 31, 2009 and 2008, we paid $94.0 million and $62.5 million of dividends to shareholders, respectively.

•                  During the year ended December 31, 2008, we paid $16.4 million to acquire 953,142 shares of our common stock which we retired.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2009, we paid $18.9 million of drydock related costs.  For the year ending December 31, 2010, we anticipate that we will capitalize costs associated with drydocks on seven vessels. We estimate that the expenditures to complete drydocks during 2010 will aggregate approximately $19 million and that the vessels will be offhire for approximately 290 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the year ended December 31, 2009, we capitalized $11.2 million relating to capital projects including steel replacement, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2010, we have budgeted approximately $6.7 million for such projects.

Vessel Acquisitions

During the fourth quarter of 2008 we also acquired two double-hull Aframax vessels for a contracted price aggregating $137 million.

Also, on December 16, 2008, we completed our stock-for-stock acquisition of Arlington which added its fleet of two VLCCs, two Panamax vessels and four Handymax vessels to our fleet.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than outstanding letters of credit under our 2005 Credit Facility as previously discussed.

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

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of December 31, 2009 that will expire in 2010, and 2011 are $9.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2010	2011	2012	2013	2014	Thereafter
2005 Credit Facility	$726.0	$—	$—	$76.3	$649.7	$—	$—
Senior Notes	300.0	—	—	—	—	—	300.0
Interest expense (1)	381.5	79.0	63.8	56.7	38.0	36.0	108.8
Senior officer employment agreements (2)	2.2	1.5	0.7	—	—	—	—
Ship management agreements	12.0	9.4	2.6	—	—	—	—
Office leases	16.5	1.8	1.6	1.5	1.4	1.4	8.8
Total commitments	$1,438.2	$91.7	$68.7	$134.5	$689.1	$37.4	$416.8

(1)           Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.3125%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.875% commitment fee we are required to pay on the unused portion of the 2005 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(2)           Senior officer employment agreements are evergreen and renew for subsequent terms of one year.  This table excludes future renewal periods.

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

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2009, the Company is not party to any derivatives of this nature.  As of December 31, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $0.6 million.  The Company recorded an unrealized gain (loss) of $(0.6) million, $0.6 million and ($2.3) million for the years ended December 31, 2009, 2008 and 2007, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) of $0.7 million,$(10.2) million and $(1.2) million for the years ended December 31, 2009, 2008 and 2007, respectively, which is classified as Other income (expense) on the statement of operations.

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

As of December 31, 2009, the Company is not party to any derivatives of this nature.

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

During November 2008, we entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2009 and 2008, we recognized an unrealized (gain) loss of $(0.1) and $0.1 million, respectively, which is classified as Other income (expense) on the statement of operations.

We consider all of our fuel derivative contracts to be speculative.

As of December 31, 2009, the Company is not party to any derivatives of this nature.

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

We have had an excellent collection record during the past seven years.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time.  We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts.  As of December 31, 2009 and 2008, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history.  We periodically review the adequacy of this reserve so that it properly reflects our collection history.  To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions.  We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

DEPRECIATION AND AMORTIZATION.  We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our double-hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard.  We believe that a 25-year depreciable life for double-hull vessels is consistent with that of other ship owners and with its economic useful life.  Depreciation is based on cost less the estimated residual scrap value.  We estimate our residual scrap value per lightweight ton to be $175.  An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods.  An increase in the residual scrap value would decrease the amount of the annual depreciation charge.  A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge.  A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

DEFERRED DRYDOCK COSTS.  Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating.  We capitalize the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks.  We believe that these criteria are consistent with GAAP guidelines and industry practice.

IMPAIRMENT OF LONG-LIVED ASSETS.  We consider events and circumstances, including the factors in FASB ASC 360-10-05, that would have more likely than not require modification to their carrying values or useful lives.  In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions.  We determine undiscounted projected net operating cash flows for each vessel and compare it to the vessel carrying value.  In the event that impairment occurred, we would determine the fair value of the related asset and we record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value.  Various factors including the use of a trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  During the fourth quarter of 2009, tanker rates continued to remain soft despite our expectation that they would strengthen during the fall and winter months.  Additionally, the Company obtained third party vessel appraisals during the fourth quarter of 2009 which indicated that vessel values had fallen.  As a result of these factors, we concluded that a trigger event had occured and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2009.  Based on this analysis, similar to the results of this procedure performed at December 31, 2008, no impairment was identified for any of our vessels.

TIME CHARTER ASSET/ LIABILITY. When we acquire a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects our weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, we have recorded an asset of $3.1 million and $4.8 million as of December 31, 2009 and 2008, respectively, which is included in Other assets on our balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, we have recorded a liability of $0.7 million and $22.6 million as of December 31, 2009 and 2008, respectively, which is included in Other noncurrent liabilities on our balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, we accelerated the amortization on four time charters it acquired during the Arlington Acquisition, having been informed by the charterer that the options would not be exercised.  Accordingly, we accelerated the amortization on these contracts such that the net liability would be fully amortized by the date on which vessel being chartered was redelivered to us.  The incremental effect of this adjustment reduced the time charter liability and asset by $17.0 million and $0.5 million, respectively, and resulted in additional Voyage revenues recognized of $16.4 million for the year ended December 31, 2009.

GOODWILL.  We follow the provisions of FASB ASC 350-20-35, Intangibles- Goodwill and Other (SFAS No. 142).  We evaluate goodwill for impairment as of December 31 of each year, or more frequently if events and circumstances indicate that the asset might be impaired.  Goodwill impairment testing is a two-step process.  As each of our vessels is considered an operating segment, each is also considered a reporting unit for testing goodwill for impairment.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition, has been allocated to the vessel/reporting units based on their proportionate fair value at date of acquisition.  The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill of the reporting unit is considered unimpaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In our annual assessment of goodwill for impairment, we estimate future net cash flows of operating the vessels in our fleet to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, we use the trailing 10-year industry average charter rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and we believe the use of a 10-year average is the best measure of future rates over the remaining useful life of our fleet, adjusted for time charter contracts in place and a discount for the first two years. Also for this purpose, we use a 92% utilization rate which was lower than our historic average of approximately 95%.  For the 10-year period ended December 31, 2009, the industry average rates used in our assessment for Aframax, Suezmax, VLCC, Panamax and Handymax vessels were $35,171, $46,811, $59,041, $29,698 and $23,319, respectively.

We expect to incur the following costs over the remaining useful lives of the vessels in our fleet:

•                  Vessel operating costs based on historic and budgeted costs adjusted for inflation,

•                  Drydocking costs based on historic costs adjusted for inflation, and

•                  General and administrative costs adjusted for inflation.

The more significant factors which could impact our assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from our significant customers; (b) changes in demand; (c) material decline in rates in the tanker market; (d) changes in production of or demand for oil and petroleum products, generally or in particular regions; (e) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; (f) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, the Arlington Acquisition goodwill  allocated to all eight reporting units was determined to be impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of our testing, we determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40.9 million.  Conversely, the step 2 test did not result in any impairment charge related to the goodwill allocated to our two VLCC vessel reporting units.

The Company also had $1.2 million of goodwill associated with a 2001 transaction.  Such goodwill is allocated to five Aframax vessel reporting units.  This goodwill was also tested for impairment, but each reporting unit passed step 1, indicating that there was no impairment.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures (SFAS No. 157). This Statement, as amended through April 2009, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FASB ASC 815, Derivative and Hedging (SFAS No. 161).  FASB ASC 815 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which is effective immediately. The ASU amends FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Related Party Transactions

During the fourth quarter of 2000, the Company loaned $486,467 to Peter C. Georgiopoulos.  This loan does not bear interest and is due and payable on demand.  The full amount of this loan was outstanding as of December 31, 2008.  The full amount of this loan was repaid by Mr. Georgiopoulos on February 27, 2009.

During the years ended December 31, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, rents office space and incurred office expenses of $109,000 and $21,000 respectively. As of December 31, 2009 balance of $5,000 remains outstanding for those expenses billed in December.

During the years ended December 31, 2009, 2008 and 2007, General Maritime Subsidiary incurred fees for legal services aggregating $38,000, $51,000 and $46,000 respectively, to the father of Peter C. Georgiopoulos. None of the balance remains outstanding as of December 31, 2009.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2009 and 2008, totaling $139,000 and $337,000 respectively. The balance of $10,000 remains outstanding as of December 31, 2009.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $158,000 and $175,000 based on actual time spent by the employee. The balance of $51,000 remains outstanding as of December 31, 2009. In addition, during the year ended December 31, 2009, Genco invoiced the Company $4,000 relating to 2009 office expense, which was paid in full as of December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007 Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to the Company’s vessels aggregating $2,074,000, $1,320,000 and $1,190,000 respectively, The balance of $1,189,000 remains outstanding as of December 31, 2009. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s Board of Directors and the chief executive officer of General Maritime Management

LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the Board of Directors of Aegean.  In addition, the Company provided office space in its New York office to Aegean during the years ended December 31, 2009 and 2008 for $55,000 and $47,000 respectively. A balance of $5,000 remains outstanding as of December 31, 2009.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/ Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the former Chief Executive Officer (current Chairman of the Board of Directors), the former President of General Maritime Management LLC (current President of General Maritime Corporation), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee.  During the year ended December 31, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer.  Peter C. Georgiopoulos incurred charter fees totaling $14,000 payable directly to the third-party charterer during the year ended December 31, 2009.  During the year ended December 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $318,000 payable directly to the third-party charterer.   There was no personal usage of the Company’s aircraft incurred from other Company executives during the years ended December 2009 and December 2008.  The Company terminated its lease of the aircraft as of February 9, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  The exposure to interest rate risk relates primarily to our debt.  At December 31, 2009, we had $726.0 million of floating rate debt with a margin over LIBOR of 250 basis points compared to December 31, 2008 when we had $990.5 million of floating rate debt with margins over LIBOR of ranging from 100 basis points to 125 basis points.  As of December 31, 2009, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A one percent increase in LIBOR would increase interest expense on the portion of our $146.5 million outstanding floating rate indebtedness, which is not hedged, by approximately $1.5 million per year from December 31, 2009.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate Senior Notes. However, changes in interest rates would impact the fair market value of the Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding Senior Notes accrue interest at the rate of 12% per annum and mature on November 15, 2017 and the effective interest rate on such notes is 12.5%.  A hypothetical 10% change in interest rates as of December 31, 2009 would have no impact on our interest expense for our fixed interest rate debt.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar.  Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars.  The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners.  During the year ended December 31, 2009, approximately 14% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.4 million for the year ended December 31, 2009.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 1, 2010

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in thousands except per share data)

	DECEMBER 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash	$52,651	$104,146
Due from charterers, net	9,142	10,533
Prepaid expenses and other current assets	46,735	26,456
Derivative asset	—	568
Total current assets	108,528	141,703

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $303,660 and $233,051, respectively	1,251,624	1,319,555
Other fixed assets, net	13,251	11,507
Deferred drydock costs, net	25,358	18,504
Deferred financing costs, net	11,728	5,296
Derivative asset	417	—
Other assets	4,497	8,998
Goodwill	29,854	71,662
Total noncurrent assets	1,336,729	1,435,522
TOTAL ASSETS	$1,445,257	$1,577,225

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,339	$55,164
Deferred voyage revenue	3,078	15,893
Derivative liability	19,777	17,335
Total current liabilities	56,194	88,392
NONCURRENT LIABILITIES:
Long-term debt	1,018,609	990,500
Other noncurrent liabilities	2,977	24,717
Derivative liability	2,568	17,817
Total noncurrent liabilities	1,024,154	1,033,034
TOTAL LIABILITIES	1,080,348	1,121,426
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 58,248,189 and 57,850,528 shares at December 31, 2009 and December 31, 2008, respectively	583	579
Paid-in capital	378,530	474,424
Retained earnings	—	—
Accumulated other comprehensive loss	(14,204)	(19,204)
Total shareholders' equity	364,909	455,799
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,445,257	$1,577,225

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands except per share data)

	2009	2008	2007
VOYAGE REVENUES:
Voyage revenues	$350,520	$326,068	$255,015
OPERATING EXPENSES:
Voyage expenses	58,876	54,404	38,069
Direct vessel expenses	95,573	63,556	48,213
General and administrative	40,339	80,285	46,920
Depreciation and amortization	88,024	58,037	49,671
Goodwill impairment	40,872	—	—
Loss on disposal of vessel equipment	2,051	804	417
Total operating expenses	325,735	257,086	183,290
OPERATING INCOME	24,785	68,982	71,725
OTHER INCOME (EXPENSE):
Interest income	129	1,099	2,482
Interest expense	(37,344)	(29,388)	(25,541)
Other income (expense)	435	(10,886)	(4,127)
Net other expense	(36,780)	(39,175)	(27,186)
Net (loss) income	$(11,995)	$29,807	$44,539

Earnings per common share:
Basic	$(0.22)	$0.76	$1.09
Diluted	$(0.22)	$0.73	$1.06

Weighted average shares outstanding- basic	54,650,943	39,463,257	40,739,766

Weighted average shares outstanding- diluted	54,650,943	40,561,633	41,825,061

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands except per share data)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Loss	Income	Total

Balance at January 1, 2007	$440	$438,669	$324,804	$—		$763,913
Comprehensive income:
Net income			44,539		$44,539	44,539
Unrealized derivative loss on cash flow hedge				(2,412)	(2,412)	(2,412)
Comprehensive income					$42,127
Exercise of stock options		123				123
Issuance of 634,774 shares of restricted stock, net of forfeitures	7	(7)				—
Acquisition and retirement of 1,811,144 shares of common stock	(18)	(32,639)				(32,657)
Cash dividends paid		(190,780)	(364,723)			(555,503)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)			—
Restricted stock amortization, net of forfeitures		10,654				10,654
Balance at December 31, 2007	430	230,639	—	(2,412)		228,657
Comprehensive income:
Net income			29,807		$29,807	29,807
Unrealized derivative loss on cash flow hedge				(17,597)	(17,597)	(17,597)
Foreign currency translation gains				805	805	805
Comprehensive income					$13,015

Exercise of stock options		49				49
Acquisition and retirement of 953,142 shares of common stock	(10)	(16,369)				(16,379)
Issuance of 15,500,000 shares of common stock in exchange for all of Arlington Tankers shares	155	281,413				281,568
Issuance of 380,937 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(32,726)	(29,807)			(62,533)
Restricted stock amortization, net of forfeitures		11,422				11,422
Balance at December 31, 2008	579	474,424	—	(19,204)		455,799
Comprehensive income:
Net loss			(11,995)		$(11,995)	(11,995)
Unrealized derivative loss on cash flow hedge				5,248	5,248	5,248
Foreign currency translation gains				(248)	(248)	(248)
Comprehensive income					$(6,995)

Issuance of 416,322 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(105,960)	11,995			(93,965)
Restricted stock amortization, net of forfeitures		10,070				10,070
Balance at December 31, 2009	$583	$378,530	$—	$(14,204)		$364,909

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,995)	$29,807	$44,539
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on disposal of vessel equipment	2,051	804	417
Depreciation and amortization	88,024	58,037	49,671
Goodwill impairment	40,872	—	—
Amortization of deferred financing costs	1,724	1,089	959
Amortization of discount on Senior Notes	73	—	—
Restricted stock compensation expense	10,070	11,422	10,654
Net unrealized loss (gain) on derivative financial instruments	581	(540)	2,284
Allowance for bad debts	149	514	—
Changes in assets and liabilities:
Decrease in due from charterers	1,242	752	2,726
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(2,297)	3,350	(10,953)
(Decrease) increase in accounts payable other current and noncurrent liabilities	(51,240)	16,063	5,518
(Decrease) increase in deferred voyage revenue	(12,815)	2,904	1,833
Deferred drydock costs incurred	(18,921)	(9,787)	(11,815)
Net cash provided by operating activities	47,518	114,415	95,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessel construction in progress	—	(33,885)	(80,061)
Purchase of Vessel improvements and other fixed assets	(11,241)	(5,164)	(4,455)
Deposit made to counterparty for interest rate swap	(12,247)	—	—
Cash held by Arlington upon merger, less merger costs paid	—	7,529	—
Expenditures for Arlington Merger	(1,144)	—	—
Payments for vessels	—	(139,562)	—
Net cash used by investing activites	(24,632)	(171,082)	(84,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes offering	292,536	—	—
Payment to retire long-term debt	(229,500)	—	—
Borrowings on revolving credit facilitities	15,000	226,000	570,000
Repayments on revolving credit facilities	(50,000)	(30,000)	(55,000)
Deferred financing costs paid	(8,156)	(1,661)	(1,214)
Cash dividends paid	(93,965)	(62,533)	(555,503)
Payments to acquire and retire common stock	—	(16,379)	(32,657)
Proceeds from exercise of stock options	—	49	123
Net cash (used) provided by financing activities	(74,085)	115,476	(74,251)
Effect of exchange rate changes on cash balances	(296)	811	—
Net (decrease) increase in cash	(51,495)	59,620	(62,934)
Cash, beginning of the year	104,146	44,526	107,460
Cash, end of year	$52,651	$104,146	$44,526

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$37,554	$27,608	$24,296
Transfer from Vessel construction in progress to Vessel	$—	$63,794	$127,885
Restricted stock granted to employees (net of forfeitures)	$2,791	$3,996	$12,142
Restricted stock granted in lieu of cash dividends	$—	$—	$4,620

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
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

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts from several days to several weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

A time charter involves placing a vessel at the charterer’s disposal for a set period of time, generally one to three years, during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel, canal and port charges are paid by the charterer.

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

ACCOUNTING STANDARDS CODIFICATION. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (Statement of Financial Accounting Standards (“SFAS”) No. 168).  This standard replaced SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles and has modified the U.S. GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of FASB ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement is effective for fiscal years and interim periods ending after September 15,

2009.  Because the Codification was not intended to alter existing U.S. GAAP, the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel arrives at the load port for a voyage and ends at the time that discharge of cargo is completed.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2009 and 2008, the Company has a reserve of approximately $553 and $510, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company has determined that there are no unasserted claims on any of its time charters since that time; accordingly, there is no reserve as of December 31, 2009 and 2008.

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

Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Depreciation expense of vessel assets for the years ended December 31, 2009, 2008 and 2007 totaled $72,280, $43,503, and $37,316, respectively.  Undepreciated cost of any asset component being replaced is written off as a component of Loss (gain) on sale of vessels and vessel equipment and is an operating expense. Expenditures for routine maintenance and repairs are expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10 year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  During the fourth quarter of 2009, tanker rates continued to remain soft despite our expectation that they would strengthen during the fall and winter months.  Additionally, the Company obtained third party vessel appraisals during the fourth quarter of 2009 which indicated that vessel values had fallen.  As a result of these factors, the Company concluded that a trigger event had occured and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2009.  Based on this analysis, similar to the results of this procedure performed at December 31, 2008, no impairment was identified for any of the Company’s vessels.

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company capitalizes costs associated with the drydocks as they occur and amortizes these costs on a straight line basis over the period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the statement of operations. For the years ended December 31, 2009, 2008 and 2007, amortization was $12,067, $11,493 and $10,178, respectively. Accumulated amortization as of December 31, 2009 and 2008 was $19,384 and $22,176, respectively.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees, commissions and legal expenses associated with securing loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization was  $1,724, $1,089 and $959 for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated amortization as of December 31, 2009 and 2008 was $4,399 and $2,873, respectively.

TIME CHARTER ASSET/ LIABILITY. When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, the Company has recorded an asset of $3,117 and $4,706 as of December 31, 2009 and 2008, respectively, which is included in Other assets on the Company’s balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, the Company has recorded a liability of $671 and $22,590 as of December 31, 2009 and 2008, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, the Company accelerated the amortization on four time charters it acquired during the Arlington Acquisition, having been informed by the charterer that the options would not be exercised.  Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the date on which vessel being chartered was redelivered to the Company.  The incremental effect of this adjustment reduced the time charter liability and asset by $16,954 and $515, respectively, and resulted in additional Voyage revenues recognized of $16,439 for the year ended December 31, 2009.

GOODWILL.  The Company follows the provisions for FASB ASC 350-20-35, Intangibles- Goodwill and Other (SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of December 31, 2009 and 2008 was $29,854 and $71,662, respectively.  All but $1,245 of goodwill relates to the Arlington Acquisition (see Note 2).  During the year ended December 31, 2009, the Company adjusted the fair value of lubricating oils on board the eight vessels acquired in the Arlington Acquisition which reduced goodwill by $1,234 and increased Prepaid expense and other current assets by the same amount. Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2009 of $40,872.

INCOME TAXES.  The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code, the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. Therefore, no provision for income taxes is required. The Company adopted FASB ASC 740-25, Accounting for Uncertainty in Income Taxes (FASB Interpretation No. 48 (FIN 48)) effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of this pronouncement.  The Company qualifies for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, or the Code, from U.S. federal income tax on shipping income that is derived from U.S. sources. The Company is similarly exempt from state and local income taxation.

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as income when earned in the appropriate future periods.

COMPREHENSIVE INCOME.  The Company follows FASB ASC 220, Reporting Comprehensive Income (SFAS No. 130) which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income, foreign currency translation gains and losses, and unrealized gains and losses related to our interest rate swaps.

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

EARNINGS PER SHARE.  Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year.  Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Acquisition, the weighted average number of common shares outstanding during the year have been retroactively adjusted to reflect the exchange had it occurred on January 1, 2006.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  With the exception of the Company’s Senior Notes (see Note 10), the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2009 and 2008 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditure more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments have not historically qualified for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the statement of operations as applicable.  See Notes 10, 11 and 12 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to interest rate risk through its variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives  and Hedging (SFAS No. 133) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of other comprehensive income until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 10, 11 and 12 for additional disclosures on the Company’s interest rate swaps.

For the portion of the forward interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of December 31, 2009, the Company is party to pay-fixed interest rate swap agreements that expire between 2011 and 2013 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized a charge (credit) to other comprehensive loss (OCI) of $(5,248), $17,597 and $2,412, respectively.  The aggregate net liability in connection with a portion of the Company’s interest rate swaps as of December 31, 2009 and 2008 was $21,928 and $35,020, respectively, and is presented as Derivative liability on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  The Company earned 35.8% and 22.0% of its revenues from two customers during the year ended December 31, 2009.  The Company earned 40.8% and 39.5%, respectively, of its revenues from one customer during the years ended December 31, 2008 and 2007, respectively.  Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2009.

The Company maintains substantially all of its cash with three high-credit quality financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by this financial institution.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statement of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2009, 2008 and 2007, transactions denominated in foreign currencies resulted in increases in general and administrative expenses of $0, $72 and $114, respectively, and increases in other expense (income) of $224, $0 and $(198), respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.   In September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures (SFAS No. 157). This Statement, as amended through April 2009, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FASB ASC 815, Derivative and Hedging (SFAS No. 161).  FASB ASC 815 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which is effective immediately. The ASU amends FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of FASB ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations and cash flows.

2.                        ARLINGTON ACQUISITION

On August 5, 2008, General Maritime Subsidiary entered into a merger agreement with Arlington in order to increase the size of the Company’s fleet and increase the percentage of its vessels on time charter.  The merger was consummated on December 16, 2008 at which time the Company issued 15.5 million shares of its common stock in exchange for the 15.5 million shares owned by Arlington shareholders.  The shares issued were valued pursuant to FASB ASC 805 (SFAS No. 141), which required the Company to use the market price of General Maritime Subsidiary common shares over a reasonable period of time before and after the terms of the merger were agreed upon which was determined to be the average closing price of General Maritime Subsidiary common shares for a period of two days before and two days after August 6, 2008 (date of announcement of the merger).  Consequently, the value of the shares issued by the Company to acquire Arlington was $281,568.  This amount, together with approximately $8,216 of closing costs incurred by the Company to effect the merger, represents the total amount paid for Arlington.  A summary of the consideration paid, the fair value of the net assets acquired and resulting goodwill is as follows:

Consideration paid:
Common stock issued	$281,568
Merger related closing costs	8,216
289,784

Fair value of net assets acquired:
Cash	14,898
Prepaid expenses	222
Due from charterers	1,237
Vessels	476,000
Other assets	9,512
Accrued expenses	(12,652)
Deferred voyage revenue	(2,707)
Long-term debt	(229,500)
Derivative liability	(15,054)
Other liabilities	(22,590)
Fair value of net assets acquired	219,366
Goodwill	$70,418

Goodwill arose as a result of the decline in the fair value of the vessels acquired during the period between the date on which the merger was agreed to and the date on which the merger was actually consummated.

Pro forma income statement data for the years for the years ended December 31, 2008 and 2007 is presented below and give effect to the Arlington Acquisition had it taken place on January 1, 2007:

	Year ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue	$394,197	$325,214
Income before extraordinary items	62,476	49,544
Net income	62,476	49,544

Basic earnings per share	$1.15	$0.88

The pro forma income statements above exclude non-recurring items such as the $22,000 compensation accruals for the cash payment to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with the Company in connection with the Company’s executive transition plan and the cash payment in lieu of a bonus of $8,000 paid to Mr. Georgiopoulos pursuant to the executive transition plan and approximately $10,165 of costs incurred by Arlington pursuant to the Arlington Acquisition, inclusive of severance costs.

3.                        GOODWILL IMPAIRMENT

FASB ASC 350-20-35, Intangibles- Goodwill and Other (SFAS No. 142) adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).   A Reporting Unit is an operating segment as defined in FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), or one level below an operating segment. The Company considers each vessel to be an operating segment and a reporting unit.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition, has been allocated to these eight vessels acquired based on the proportionate fair value of the vessels at the date of acquisition.

FASB ASC 350-20-35 provides guidance for impairment testing of goodwill which is not amortized. Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.   The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount.  If the estimated fair value of the reporting unit exceeds the carrying value, goodwill of the reporting unit is considered unimpaired.  Conversely, if the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In the Company’s 2009 annual assessment of goodwill for impairment, the Company estimates future net cash flows of operating the vessels in its fleet to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, the Company uses the trailing 10-year industry average rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of our fleet, adjusted for time charter contracts in place and a discount for the first two years. Also for this purpose, the Company uses a utilization rate based on the Company’s historic average.  For the 10-year period ended December 31, 2009, the industry average rates used in our assessment for Aframax, Suezmax, VLCC, Panamax and Handymax vessels were $35,171, $46,811, $59,041, $29,698 and $23,319, respectively.

The Company expects to incur the following costs over the remaining useful lives of the vessels in our fleet:

•                  Vessel operating costs based on historic and budgeted costs adjusted for inflation,

•                  Drydocking costs based on historic costs adjusted for inflation, and

•                  General and administrative costs adjusted for inflation.

The more significant factors which could impact management’s assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from our significant customers; (b) changes in demand; (c) material decline in rates in the tanker market; (d) changes in production of or demand for oil and petroleum products, generally or in particular regions; (e) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; (f) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, it was determined that the Arlington Acquisition goodwill  allocated to all eight reporting units were impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40,872.  Conversely, the step 2 test did not result in any impairment charge related to the goodwill allocated to the Company’s two VLCC vessel reporting units.

The Company also had $1,244 of goodwill associated with a 2001 transaction.  Such goodwill is allocated to five Aframax vessel reporting units.  This goodwill was also tested for impairment, but each reporting unit passed step 1, indicating that there was no impairment.

4.                        CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,430 for the year ended December 31, 2009.

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Other fixed assets, and costs of effecting the Arlington Acquisition of approximately $550, $307 and $846, respectively, for the year ended December 31, 2008.  The fair value of the net assets of Arlington that the Company acquired on December 16, 2008 in exchange for common stock of the Company valued at $281,568 is a non-cash transaction and the composition of those net assets is shown in Note 2.

The Company excluded from non-cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Vessel construction in progress and Other fixed assets of approximately $63, $422 and $982, respectively, for the year ended December 31, 2007.

5.                        VESSEL ACQUISITIONS/DELIVERIES

During the fourth quarter of 2008, the Company acquired two double-hull Aframax vessels built in 2002 for an aggregate purchase price of $137,000.

Pursuant to the Arlington Acquisition on December 16, 2008 (see Note 2), the Company acquired the two VLCCs, two Panamax vessels and four Handymax vessel vessels.

6.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Acquisition, the weighted average number of common shares outstanding during the year has been retroactively adjusted to reflect the exchange had it occurred on January 1, 2006. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2009, 2008 and 2007, all stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2009	2008	2007

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	54,650,943	39,463,257	40,739,766

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	54,650,943	39,463,257	40,739,766
Stock options	—	1,097	5,814
Restricted stock awards	—	1,097,279	1,079,481

Weighted average common shares outstanding, diluted	54,650,943	40,561,633	41,825,061

Due to the net loss realized for the year ended December 31, 2009, potentially dilutive restricted stock awards totaling 992,773 shares, were determined to be anti-dilutive.

During January 2008, the Company repurchased and retired 953,142 shares of its common stock for $16,379.

7.                        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2009	December 31, 2008
Bunkers and lubricants inventory	$14,605	$6,678
Insurance claims receivable	11,987	11,999
Collateral deposit for interest rate swap	12,081	—
Prepaid insurance	2,543	2,294
Other	5,519	5,485
Total	$46,735	$26,456

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier.

8.                        OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2009	December 31, 2008
Other fixed assets:

Furniture, fixtures and equipment	$3,694	$4,111
Vessel equipment	18,461	13,144
Computer equipment	1,019	1,202
Other	71	71

Total cost	23,245	18,528

Less: accumulated depreciation	9,994	7,021
Total	$13,251	$11,507

9.                        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$14,137	$7,314
Accrued operating	10,951	36,518
Accrued administrative	8,251	11,332
Total	$33,339	$55,164

10.                 LONG-TERM DEBT

Long-term debt, net of discount, consists of the following:

	December 31, 2009	December 31, 2008
2005 Credit Facility	$726,000	$761,000
	—	—
RBS Facility	—	229,500

Senior Notes, net of $7,391 discount	292,609	—

Long-term debt	$1,018,609	$990,500

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2016.  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  As of December 31, 2009, the discount on the Senior Notes is $7,391.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

The Company has the option to redeem all or a portion of the Senior Notes at any time on or after November 15, 2013 at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption, and at any time prior to November 15, 2013 at a make-whole price.  In addition, at any time prior to November 15, 2012, the Company may, at its option, redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings.

If the Company experiences certain kinds of changes of control, the Company must offer to purchase the Senior Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Senior Notes were issued contains covenants that, among other things, limit the Company’s ability and the ability of any of its “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on its capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of its subsidiaries, (iv) restrict dividends or other payments by its subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance its then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through December 18, 2009, provides a total commitment of $749,813.

On February 24, 2009, the Company amended the 2005 Credit Facility to accelerate the $50,063 amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

On October 27, 2009, the Company entered into an amendment with the lenders under its 2005 Credit Facility, which became effective on November 12, 2009, when the Company completed its Senior Notes offering (described above).  The Company agreed with the lenders in which  additional vessels may be pledged as additional collateral under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility was amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749,813, the result of which is that the next scheduled reduction in total commitment will be April 26, 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require the Company to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

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

On December 18, 2009, the Company entered into an amendment with the lenders under the 2005 Credit Facility clarifying certain provisions.  On December 23, 2009, four additional vessels were pledged to the lenders.

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to pay quarterly cash dividends limited to $0.125 per share.   The 2005 Credit Facility, as amended and restated, currently provides for semiannual reductions of $50,063 commencing on May 26, 2011 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of December 31, 2009, the Company has outstanding letters of credit aggregating $5,008 which expire between March 2010 and December 2010, leaving $44,992 available to be issued.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. In addition, the Company will not permit its net debt to EBITDA ratio to be greater than 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of December 31, 2009 and 2008, $726,000 and $761,000, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 26 of the Company’s double-hull vessels with an aggregate carrying value as of December 31, 2009 of $935,941, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of December 31, 2009, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility and its Senior Notes.

Interest rates during the year ended December 31, 2009 ranged from 1.25% to 2.81% on the 2005 Credit Facility.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.   This facility had been secured by first priority mortgages over the Arlington Vessels, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The RBS Facility with The Royal Bank of Scotland was to mature on January 5, 2011. Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland.   This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of December 31, 2009 and is described below.

During the years ended December 31, 2009, 2008 and 2007, the Company paid dividends of $93,965, $62,533 and $555,503, respectively.  Included in the dividends paid during the year ended December 31, 2007 is a special dividend of $11.19 per share of $486,491.

A repayment schedule of outstanding borrowings at December 31, 2009 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL
2010	$—	$—	$—
2011	76,312	—	76,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000
	$726,000	$300,000	$1,026,000

Interest Rate Swap Agreements

On December 31, 2009, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The changes in the notional principal amounts of the swaps during the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Notional principal amount, beginning of year	$579,500	$100,000	$—
Additions	—	479,500	100,000
Amortization of swaps	—	—	—
Notional principal amount, end of the year	$579,500	$579,500	$100,000

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland is collateralized by a $12,247 deposit held by that institution as of December 31, 2009 from which the quarterly cash settlements are paid.  Of this deposit, $12,081 is included in Prepaid expenses (see Note 7) and other current assets and the balance of $166 is included in Other assets.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2009, 2008 and 2007 was $11,635, $1,853 and $(122), respectively.

The Company would have paid a net amount of approximately $21,928 to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2009. This fair value is based upon estimates received from financial institutions.  At December 31, 2009, $12,692 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $37,344, $29,388 and $25,541 for the years ended December 31, 2009, 2008 and 2007, respectively.  Interest expense excludes interest that was capitalized  associated with the construction of certain Suezmax vessels $0, $119 and $2,385 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2009 and 2008, the Company recognized an unrealized (gain) loss of $(132) and $132, respectively, which is classified as Other income (expense) on the statement of operations.  During the years ended December 31, 2009 and 2008, the Company recognized a realized gain of $10 and $0, respectively, which is classified as Other income (expense) on the statement of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During the years ended December 31, 2008 and 2007, the Company has taken net short positions in freight derivative contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. These freight derivative contracts involve contracts to provide a fixed number of theoretical voyages at fixed rates.  These contracts net settle each month with the Company receiving a fixed amount per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and, under certain contracts, a specified bunker price index.  The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s statement of operations as Other income (expense) in each reporting period.

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

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2009 and 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $0 and $568, respectively.  The Company recorded an unrealized gain (loss) of $(568), $644 and ($2,256) for the years ended December 31, 2009, 2008 and 2007, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) gain of $720, $(10,217) and $(1,247) for the years ended December 31, 2009, 2008 and 2007, respectively, which is classified as Other income (expense) on the statement of operations.

A summary of derivative assets and liabilities on the Company’s balance sheets is as follows:

	December 31, 2009		December 31, 2008
	Interest Rate Swap	Total	Interest Rate Swap	Freight Derivative	Bunker Derivative	Total

Current asset	$—	$—	$—	$568	$—	$568
Noncurrent asset	417	417	—	—	—	—
Current liability	(19,777)	(19,777)	(17,203)	—	(132)	(17,335)
Noncurrent liability	(2,568)	(2,568)	(17,817)	—	—	(17,817)

	$(21,928)	$(21,928)	$(35,020)	$568	$(132)	$(34,584)

Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	Liability Derivatives
	December 31, 2009
	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133

Interest rate contracts	Derivative Asset, noncurrent	$417
Interest rate contracts	Derivative Liability, current	(19,777)
Interest rate contracts	Derivative Liability, noncurrent	(2,568)

Total derivatives designated as hedging instruments under FASB ASC 815		(21,928)
Total derivatives		$(21,928)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2009

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$(6,443)	Interest Expense	$(11,691)	Other income/expense	$(253)
Total	$(6,443)		$(11,691)		$(253)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Year Ended December 31, 2009

Derivatives Not Designated as Hedging Instruments under FASB ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts	Interest expense	$215
Freight derivative	Other income/expense	$152
Bunker derivative	Other income/expense	$142
Total		$509

The Effect of Derivative Instruments on the Consolidated Statement of Operations

For the Three Months Ended December 31, 2009

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$(1,361)	Interest Expense	$(3,830)	Other income/expense	$(26)
Total	$(1,361)		$(3,830)		$(26)

12.                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$52,651	$52,651	$104,146	$104,146
Floating rate debt	726,000	726,000	990,500	990,500
Senior Notes	292,609	319,500	—	—
Derivative financial instruments (See Note 10)	(21,928)	(21,928)	(34,584)	(34,584)

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The Senior Notes are carried at par value, net of original issue discount.  The fair value of the Senior Notes is derived from quoted market prices, and is therefore a Level 1 item.  The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.  The fair value of the freight derivative was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers. The fair value of the currency options is based on the exchange rates at the end of the year.

The Company’s derivative instruments include pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate.  The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the swaps and therefore were considered Level 2 items.  Also, the Company’s freight derivative values and one of its bunker derivatives were based on quoted rates on the BITR and are therefore considered level 2 items.  The fair value of the currency options were based on the exchange rates at the end of the year.

FASB ASC 820-10 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820-10 pricing levels as of the valuation dates listed:

	December 31, 2009
		Quoted Prices	Significant Other Observable Inputs
	Total	(Level 1)	(Level 2)
Derivative instruments – asset position	$417	$—	$417
Derivative instruments – liability position	22,345	—	22,345

In accordance with the provisions FASB ASC 350-20, goodwill with a carrying amount of $40,872 was written down to its implied value of $0, resulting in an impairment charge of $40.9 million, which was included in earnings for the period. The Company used significant unobservable inputs (Level 3) in determining implied fair value of goodwill, as discussed in Note 3.

A reconciliation of fuel derivatives which are based on Level 3 inputs for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Fair value, January 1	$(132)	$—
Fair value, December 31	—	(132)
Unrealized gain (loss)	$132	(132)
Realized gain, cash settlements received	10	155
Total gain, recorded as Other expense	$142	$23

13.                 REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2009, 2008 and 2007 was 262,011, $209,494 and $161,542, respectively.  Future minimum rental receipts, excluding any additional revenue relating to profit sharing arrangements under certain time charters, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts, as of December 31, 2009 will be $65,893 and $7,116 during 2010 and 2011, respectively.

14.                 LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease had a term of five years, which expired in February 2009, and required monthly payments by the Company of $125.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $143, $973 and $980, respectively, of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $143, $1,255 and $1,255, respectively, of expense associated with this lease.

Future minimum rental payments on the above lease for the next five years are as follows: 2010- $1,344, 2011-$1,426, 2012- $1,426, 2013-$1,426, 2014- $1,426, thereafter - $8,750.

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of December 31, 2009 that will expire in 2010 and 2011 are $9,366 and $2,571, respectively.  If the option periods are extended by the charterer of the Company’s Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

15.                 SIGNIFICANT CUSTOMERS

For the year ended December 31, 2009, the Company earned $124,400 and $76,513 from two customers who represented 35.8% and 22.0% of voyage revenues, respectively.  For the year ended December 31, 2008 and 2007, the Company earned $132,990 and $100,725, respectively, from one customer who represented 40.8% and 39.5% of voyage revenues, respectively.

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

During the years ended December 31, 2009 and 2008, Peter C. Georgiopoulos and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $109 and $21, respectively. As of December 31, 2009, a balance of $ 5 remains outstanding.

During the years ended December 31, 2009, 2008 and 2007, General Maritime Subsidiary incurred fees for legal services aggregating $38, $51 and $46, respectively, to the father of Peter C. Georgiopoulos. None of the balance remains outstanding as of December 31, 2008.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2009 and 2008, totaling $139 and $337, respectively. The balance of $10 remains outstanding as of December 31, 2009.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2009 and 2008, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $158 and $175 based on actual time spent by the employee. The balance of $51 remains outstanding as of December 31, 2009. In addition, during the year ended December 31, 2009, Genco invoiced the Company $4 relating to 2009 office expense, which was paid in full as of December 31, 2009.

During the years ended December 31, 2009, 2008 and 2007 Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to the Company’s vessels aggregating $2,074, $1,320 and $1,190, respectively, The balance of $1,189 remains outstanding as of December 31, 2009. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s Board of Directors and the chief executive officer of General Maritime Management LLC (“GMM”), made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became chairman of the board of Aegean and John Tavlarios joined the Board of Directors of Aegean.   In addition, the Company provided office space in its New York office to Aegean during the years ended December 31, 2009 and 2008 for $55 and $47, respectively. A balance of $5 remains outstanding as of December 31, 2009.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/ Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the former Chief Executive Officer (current Chairman of the Board of Directors), the former President of General Maritime Management LLC (current President of General Maritime Corporation), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the year ended December 31, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer.  Peter C. Georgiopoulos incurred charter fees totaling $14 payable directly to the third-party charterer. During the year ended December 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from the third-party charterer on six occasions and incurred charter fees totaling $318 payable directly to the third-party charterer.   There was no personal usage of the Company’s aircraft incurred from other Company’s executives during the years ended December 2009 and December 2008.  The Company terminated its lease of the aircraft as of February 9, 2009.

17.                 SAVINGS PLAN

In November 2001, General Maritime Subsidiary established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements.  The Company assumed the obligations of General Maritime Subsidiary under the Plan during December 2008. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During 2009, 2008 and 2007, the Company’s matching contribution to the Plan was $356, $336 and $320, respectively.

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

Stock Options

Effective January 1, 2006, the Company adopted FASB ASC 718 (SFAS No. 123R, Share-Based Payments) using a modified version of prospective application. During the years ended December 31, 2009, 2008 and 2007, the adoption of this statement resulted in incremental stock-based compensation expense of $0, $5 and $28, respectively, which reduced net income for each period by such amounts and had no effect on basic or diluted earnings per share.

As of December 31, 2009, there was no unrecognized compensation cost related to nonvested stock option awards. Also, during the year ended December 31, 2009 no stock options were granted, forfeited or exercised.

The following table summarizes all stock option activity through December 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2007	23,785	$12.10	$5.87

Granted	—
Exercised	(11,223)	$11.42	$5.43
Forfeited	(2,680)	$4.52	$2.56
Outstanding, December 31, 2007	9,883	$14.93	$7.27

Granted	—
Exercised	(3,183)	$14.02	$6.74
Forfeited	—
Outstanding, December 31, 2008	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2009	6,700	$15.35	$7.51

As of December 31, 2009 and 2008, all stock options were vested.

The following table summarizes certain information about stock options outstanding as of December 31, 2009:

	Options Outstanding, December 31, 2009			Options Exercisable, December 31, 2009
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	3.8	1,675	$10.88
$16.84	5,025	$16.84	4.4	5,025	$16.84
	6,700	$15.35	4.3	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman and President vest approximately 7 or 10 years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

On April 2, 2007, the Company granted 214,327 shares of restricted common stock to holders of the 412,720 restricted shares granted on December 18, 2006.  This grant was made to these holders in lieu of the Company paying in cash the $11.19 per share special dividend applicable to such shares.  This dividend was paid to all other shareholders during March 2007.  The restrictions on these shares lapsed on the same schedule as the December 18, 2006 grant.  The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements. Because this April 2, 2007 grant was made pursuant to a modification in which there was no incremental compensation cost as calculated under the provisions of FASB ASC 718, this grant resulted in no additional future compensation cost associated with amortization of restricted stock awards.

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

On December 24, 2009, the Company made grants of restricted common stock in the amount of 160,390 shares to employees of the Company and of 213,680 shares to officers of the Company.  The restrictions on all of these shares will lapse as to 25% of these shares on November 15, 2010 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2013. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 is $7.41, $10.85 and $19.75 per share, respectively.

A summary of the activity for restricted stock awards during the year ended of December 31, 2009 is as follows:

	Number of Shares	Weighted Average Fair Value

Outstanding and nonvested, January 1, 2009	3,340,005	$20.04

Granted	416,322	$7.41
Vested	(1,150,352)	$8.98
Forfeited	(18,662)	$16.85
Outstanding and nonvested, December 31, 2009	2,587,313	$22.95

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Restricted Stock Grant Date:

February 9, 2005	$738	$738	$739	$738	$646	$—	$3,599
April 5, 2005	1,749	1,749	1,753	1,749	1,749	—	8,749
December 21, 2005	1,101	974	976	974	974	851	5,850
December 18, 2006	879	628	541	539	539	1,012	4,138
December 21, 2007	1,376	996	728	620	620	1,785	6,125
December 15, 2008	429	231	101	11	—	—	772
December 23, 2008	507	305	172	71	—	—	1,055
May 14, 2009	149	—	—	—	—	—	149
December 24, 2009	1,412	712	375	150	—	—	2,649
Total by year	$8,340	$6,333	$5,385	$4,852	$4,528	$3,648	$33,086

As of December 31, 2009 and 2008, there was $33,086 and $40,364, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2009, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.6 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2009, 2008 and 2007 was $10,070, $11,417 and $10,627, respectively.

19.                 STOCK REPURCHASE PROGRAM

In October 2005, General Maritime Subsidiary’s Board of Directors approved a share repurchase program for up to a total of $200,000 of its common stock. In February 2006, General Maritime Subsidiary’s Board of Directors approved an additional $200,000 for repurchases of its common stock under the share repurchase program.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107,119, of which $107,119 was available as of December 31, 2008.  The Board of Directors will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Through December 31, 2009, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.  As of December 31, 2009, the Company is permitted under the program to acquire additional shares of its common stock for up to $107,119.

20.                 LEGAL PROCEEDINGS

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and has subsequently accepted responsibility under the Oil Pollution Act of 1990 for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for $5,833 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. The Company is reviewing the demand and have requested additional information from the U.S. National Pollution Fund relating to the demand. The Company and General Maritime Management LLC recently received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and the Company’s business. The Company and General Maritime Management LLC recently received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and the Company’s business. Currently, no charges have been made and no other fines or penalties have been levied against the Company. The Company has been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

This matter, including the demand from the U.S. National Pollution Fund, has been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident other than the deductible because the amount of any additional costs that may be incurred by the Company is not estimable at this time.

21.                 UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included on a quarterly basis.

	2009 Quarter ended				2008 Quarter ended
	March 31	June 30	Sept 30 (a)	Dec 31 (b)	March 31	June 30	Sept 30	Dec 31 (c)
Voyage revenues	$92,349	$80,226	$96,706	$81,239	$73,592	$80,931	$82,292	$89,253
Operating income (loss)	26,350	15,454	23,058	(40,077)	20,317	26,569	28,478	(6,382)
Net income (loss)	18,896	7,279	14,755	(52,925)	12,910	4,960	23,474	(11,537)

Earnings Per
Common Share:
Basic	$0.35	$0.13	$0.27	$(0.96)	$0.33	$0.13	$0.60	$(0.28)
Diluted	$0.34	$0.13	$0.27	$(0.96)	$0.32	$0.12	$0.59	$(0.28)

Weighted Average
Shares
Outstanding:(in thousands)
Basic	54,510	54,535	54,551	55,094	38,831	38,776	38,804	41,430
Diluted	55,489	55,591	55,529	55,094	39,818	39,967	39,952	41,430

(a)          As discussed in Note 1, during the third quarter of 2009, the Company recorded as Other income $13,696 of accelerated amortization of contract liabilities.  Subsequent to the filing of that Form 10-Q, the Company determined that such amortization should have been classified as Voyage revenue rather than Other Income. The Company has corrected this classification in the above table which has the effect increasing Voyage revenue and Operating income by $13,696 from the amounts previously reported; there was no impact on Net Income, the Consolidated Balance Sheet or the Consolidated Statement of Cash Flows.  The Company will prospectively correct the 2009 third quarter in its 2010 third quarter Form 10-Q.

(b)         As discussed in Note 3, during the fourth quarter of 2009, the Company recorded a goodwill impairment of $40,872.

(c)          Included in the results of operations for the fourth quarter of 2008 is $22,000 in compensation accruals for the cash payment to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with the Company in connection with the Company’s executive transition plan and the cash payment in lieu of a bonus of $8,000 paid to Mr. Georgiopoulos pursuant to the executive transition plan (see Note 2).

22.                 SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of issuance of the financial statements herein.

On February 23, 2010 the Company’s Board of Directors declared a quarterly dividend relating to the fourth quarter of 2009 of $0.125 per share payable on or about March 26, 2010 to shareholders of record as of March 12, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Maritime Corporation
New York, New York

We have audited the internal control over financial reporting of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 1, 2010

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding General Maritime’s directors and executive officers is set forth in General Maritime’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 (the “2010 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2010 Proxy Statement relating and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2009.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation). (2)
3.2	By-Laws of General Maritime Corporation. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (3)
4.1	Form of Common Stock Certificate of General Maritime Corporation. (4)
4.2	Form of Registration Rights Agreement. (5)
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

4.5	Rights Agreement, dated as of June 26, 2008, between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (8)
4.6	Amendment to Rights Agreement, dated as of August 5, 2008, by and between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC. (9)
10.1	Form of Incentive Stock Option Grant Certificate. (4)
10.2	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (10)
10.3	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)
10.4	Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (11)
10.5	Employment Agreement dated April 5, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.6	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.7	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and John P. Tavlarios. (13)
10.8	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (13)
10.9	Employment Agreement dated April 22, 2005, between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (13)
10.10	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (29)
10.11	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (14)
10.12	Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (14)
10.13	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John P. Tavlarios. (15)
10.14	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (15)
10.15	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (15)
10.16	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (15)
10.17	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary

Corporation and Peter C. Georgiopoulos. (16)
10.18	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (16)
10.19	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (16)
10.20	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (16)
10.21	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (16)
10.22	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (16)
10.23	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (32)
10.24	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (16)
10.25	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (16)
10.26	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (16)
10.27	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (16)
10.28	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (16)
10.29	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (16)
10.30	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (17)
10.31	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (17)
10.32	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (18)
10.33	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan. (19)
10.34	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (19)
10.35	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (19)
10.36	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (20)
10.37	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (2)
10.38

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (21)

10.39

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (29)

10.40

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (22)

10.41	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (22)
10.42	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (22)
10.43	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective

December 16, 2008). (23)
10.44	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (29)
10.45	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (29)
10.46	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (29)
10.47	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Peter S. Bell. (29)
10.48	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (29)
10.49	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and E. Grant Gibbons. (29)
10.50	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and George J. Konomos. (29)
10.51	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (30)
10.52	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (30)
10.53	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (30)
10.54	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (30)
10.55	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (30)
10.56	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (30)
10.57	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (32)
10.59

First Amendment to Amended and Restated Credit Agreement, dated October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (31)

10.60	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (33)
10.61	Form of 12% Senior Notes due 2017. (33)
10.62	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (33)
10.63

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (*)

10.64	Time Charter Party for Stena Compatriot. (24)
10.65	Amendment No. 1 to Time Charter Party for Stena Compatriot. (25)
10.66	Amendment No. 2 to Time Charter Party for Stena Compatriot. (26)
10.67	Time Charter Party for Stena Consul. (24)
10.68	Amendment No. 1 to Time Charter Party for Stena Consul. (25)
10.69	Amendment No. 2 to Time Charter Party for Stena Consul. (26)
10.70	Ship Management Agreement for Stena Compatriot. (24)
10.71	Amendment No. 1 to Ship Management Agreement for Stena Compatriot. (25)
10.72	Amendment No. 2 to Ship Management Agreement for Stena Compatriot. (26)
10.73	Ship Management Agreement for Stena Consul. (24)
10.74	Amendment No. 1 to Ship Management Agreement for Stena Consul. (25)
10.75	Amendment No. 2 to Ship Management Agreement for Stena Consul. (26)
10.76	Ship Management Agreement for Stena Concept. (26)
10.77	Ship Management Agreement for Stena Contest. (26)
10.78	Stena Guaranty of Time Charter for Stena Compatriot. (24)
10.79	Stena Guaranty of Time Charter for Stena Consul. (24)
10.80	Stena Guaranty of Time Charter for Stena Concept. (26)
10.81	Stena Guaranty of Time Charter for Stena Contest. (26)

10.82	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot. (24)
10.83	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul. (24)
10.84	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept. (26)
10.85	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest. (26)
10.86	Arlington Guaranty of Time Charter for Stena Compatriot. (24)
10.87	Arlington Guaranty of Time Charter for Stena Consul. (24)
10.88	Arlington Guaranty of Time Charter for Stena Concept. (26)
10.89	Arlington Guaranty of Time Charter for Stena Contest. (26)
10.90	Arlington Guaranty of Ship Management Agreement for Stena Compatriot. (24)
10.91	Arlington Guaranty of Ship Management Agreement for Stena Consul. (24)
10.92	Arlington Guaranty of Ship Management Agreement for Stena Concept. (26)
10.93	Arlington Guaranty of Ship Management Agreement for Stena Contest. (26)
10.94	Arlington Tankers Ltd. 2008 Bonus Plan. (27)
10.95	Amendment Agreement, dated as of November 13, 2009, between Arlington Tankers Ltd., a wholly-owned subsidiary of the Registrant, as Borrower, and The Royal Bank of Scotland plc, as Lender. (*)
10.96

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.97	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.98	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Peter S. Bell. (*)
10.99	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
10.100	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (*)
10.101	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.102	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and Arlington Tankers Ltd., and the Schedule thereto. (*)
14.1	General Maritime Corporation Code of Ethics. (28)
21.1	Subsidiaries of General Maritime Corporation. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Filed herewith.

(1)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(2)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(3)	Incorporated by reference to General Maritime Corporation’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 3, 2008.

(4)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(5)	Incorporated by reference to Amendment No. 3 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 25, 2001.

(6)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(7)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 7, 2008.

(8)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008.

(9)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2008.

(10)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(12)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(13)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(15)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(16)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(17)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(18)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(19)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

(20)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(21)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(22)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.

(23)	Incorporated by reference to General Maritime’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.

(24)	Incorporated by reference from Arlington Tankers Ltd. Registration Statement on Form F-1 filed with the Securities and Exchange Commission on October 24, 2004.

(25)	Incorporated by reference from Arlington Tankers Ltd. Annual Report on Form 20-F filed with the Securities and Exchange Commission on June 6, 2005.

(26)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2006.

(27)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008.

(28)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

(29)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(30)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009.

(31)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(32)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

(33)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ JOHN P. TAVLARIOS
Name: John P. Tavlarios
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 1, 2010.

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