Form 10-K/A
period 2009-12-31
General Maritime Corp / MI
filed 2010-03-22
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART I

EXPLANATORY NOTE

General Maritime Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed on March 1, 2010 (the “Original Filing”) to amend and restate our consolidated financial statements for the year ended December 31, 2009 and to make minor clarifying and conforming changes.  Subsequent to the issuance of our financial statements for the year ended December 31, 2009, our management identified a classification error within the components of Shareholders’ Equity and therefore our 2009 consolidated financial statements require restatement.  Refer to Note 1 to the consolidated financial statements included in Part II, Item 8 for further discussion of the restatement.

Except as described above, this Form 10-K/A does not amend or update any other information contained in the Original Filing.  This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the date of the Original Filing.

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

Our ability to pay dividends in any period will depend upon factors including applicable provisions of Marshall Islands law, restrictions under the Company’s existing Credit Facility and indenture governing the Company’s Senior Notes and the final determination by our Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

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

This matter, including the demand from the U.S. National Pollution Fund, has been reported to our protection and indemnity insurance underwriters. We have not accrued reserves for this incident because the amount of any costs that may be incurred by us is not estimable at this time. Any uninsured or underinsured loss could harm our business and financial condition.

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

We have incurred substantial debt. As of December 31, 2009, we had $1,019 million of indebtedness outstanding and shareholders’ equity of $364.9 million. Our substantial indebtedness and interest expense could have important consequences to our company, including:

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

Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2009, the fair value of our interest rate swaps was a net liability of $21.9 million.

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

This matter, including the demand from the U.S. National Pollution Fund, has been reported to our protection and indemnity insurance underwriters, and we believe that any such liabilities will be covered by its insurance, less a deductible. We have not accrued reserves for this incident because the amount of any costs that may be incurred by us is not estimable at this time.

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

INCOME STATEMENT MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
INCOME STATEMENT DATA

Net voyage revenues (1)	100%	100.0%	100.0%
Direct vessel expenses	32.8%	23.4%	22.2%
General and administrative expenses	13.8%	29.6%	21.6%
Depreciation and amortization	30.2%	21.4%	22.9%
Goodwill impairment	14.0%	0.0%	0.0%
Loss on disposal of vessel equipment	0.7%	0.3%	0.2%
Operating income	8.5%	25.3%	33.1%
Net interest expense	12.8%	10.4%	10.6%
Other (income) expense	-0.1%	4.0%	1.9%
Net (loss) income	-4.2%	10.9%	20.6%

(1)           INCOME STATEMENT DATA

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except share data)	2009	2008	2007

Voyage revenues	$350,520	$326,068	$255,015
Voyage expenses	$(58,876)	$(54,404)	$(38,069)
Net voyage revenues	$291,644	$271,664	$216,946

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

/s/ Deloitte & Touche LLP

New York, New York
March 1, 2010 (March 22, 2010 as to the effects of the restatement discussed in Note 1)

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in thousands except per share data)

	DECEMBER 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash	$52,651	$104,146
Due from charterers, net	9,142	10,533
Prepaid expenses and other current assets	46,735	26,456
Derivative asset	—	568
Total current assets	108,528	141,703

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $303,660 and $233,051, respectively	1,251,624	1,319,555
Other fixed assets, net	13,251	11,507
Deferred drydock costs, net	25,358	18,504
Deferred financing costs, net	11,728	5,296
Derivative asset	417	—
Other assets	4,497	8,998
Goodwill	29,854	71,662
Total noncurrent assets	1,336,729	1,435,522
TOTAL ASSETS	$1,445,257	$1,577,225

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,339	$55,164
Deferred voyage revenue	3,078	15,893
Derivative liability	19,777	17,335
Total current liabilities	56,194	88,392
NONCURRENT LIABILITIES:
Long-term debt	1,018,609	990,500
Other noncurrent liabilities	2,977	24,717
Derivative liability	2,568	17,817
Total noncurrent liabilities	1,024,154	1,033,034
TOTAL LIABILITIES	1,080,348	1,121,426
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value per share; authorized 75,000,000 shares; issued and outstanding 58,248,189 and 57,850,528 shares at December 31, 2009 and December 31, 2008, respectively	583	579
Paid-in capital	390,525	474,424
Accumulated deficit	(11,995)	—
Accumulated other comprehensive loss	(14,204)	(19,204)
Total shareholders' equity	364,909	455,799
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,445,257	$1,577,225

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

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in thousands except per share data)

			Retained	Accumulated
			Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit)	Loss	Income (Loss)	Total
Balance at January 1, 2007	$440	$438,669	$324,804	$—		$763,913
Comprehensive income:
Net income			44,539		$44,539	44,539
Unrealized derivative loss on cash flow hedge				(2,412)	(2,412)	(2,412)
Comprehensive income					$42,127
Exercise of stock options		123				123
Issuance of 634,774 shares of restricted stock, net of forfeitures	7	(7)				—
Acquisition and retirement of 1,811,144 shares of common stock	(18)	(32,639)				(32,657)
Cash dividends paid		(190,780)	(364,723)			(555,503)
Restricted stock issued in lieu of cash dividend	1	4,619	(4,620)			—
Restricted stock amortization, net of forfeitures		10,654				10,654
Balance at December 31, 2007	430	230,639	—	(2,412)		228,657
Comprehensive income:
Net income			29,807		$29,807	29,807
Unrealized derivative loss on cash flow hedge				(17,597)	(17,597)	(17,597)
Foreign currency translation gains				805	805	805
Comprehensive income					$13,015

Exercise of stock options		49				49
Acquisition and retirement of 953,142 shares of common stock	(10)	(16,369)				(16,379)
Issuance of 15,500,000 shares of common stock in exchange for all of Arlington Tankers shares	155	281,413				281,568
Issuance of 380,937 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(32,726)	(29,807)			(62,533)
Restricted stock amortization, net of forfeitures		11,422				11,422
Balance at December 31, 2008	579	474,424	—	(19,204)		455,799
Comprehensive income:
Net loss			(11,995)		$(11,995)	(11,995)
Unrealized derivative gain on cash flow hedge				5,248	5,248	5,248
Foreign currency translation loss				(248)	(248)	(248)
Comprehensive loss					$(6,995)

Issuance of 416,322 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(93,965)				(93,965)
Restricted stock amortization, net of forfeitures		10,070				10,070
Balance at December 31, 2009	$583	$390,525	$(11,995)	$(14,204)		$364,909

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

RESTATEMENT.  Subsequent to filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2009, the Company identified that, in connection with the reporting of 2009 dividends on its Statement of Shareholders’ Equity, the Company's net loss for the year ended December 31, 2009 of $11,995 was incorrectly reclassified as a reduction of Paid-in capital instead of remaining as a reduction of Retained earnings which would have created an Accumulated deficit.  The Company has corrected this error in the consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive income with resulting increases in Paid-in capital and Accumulated deficit of $11,995 at December 31, 2009. This correction had no effect on total Shareholders' Equity, Net loss or Net cash provided by operating activities. Management believes that the effects of this restatement are not material to the 2009 financial statements.

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

ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include goodwill, vessel and drydock valuations and the valuation of derivative financial instruments and amounts due from charterers.  Actual results could differ from those estimates.

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

Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, it was determined that the Arlington Acquisition goodwill  allocated to all eight reporting units was impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40,872, which represents the accumulated impairment of goodwill.  Conversely, the step 2 test did not result in any impairment charge related to the goodwill allocated to the Company’s two VLCC vessel reporting units.

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

6.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. Because the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington to effect the Arlington Acquisition, the weighted average number of common shares outstanding during the year has been retroactively adjusted to reflect the exchange had it occurred on January 1, 2006. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the years ended December 31, 2008 and 2007, all stock options were considered to be dilutive.

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

13.                 REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2009, 2008 and 2007 was $262,011, $209,494 and $161,542, respectively.  Future minimum rental receipts, excluding any additional revenue relating to profit sharing arrangements under certain time charters, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts, as of December 31, 2009 will be $65,893 and $7,116 during 2010 and 2011, respectively.

14.                 LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease had a term of five years, which expired in February 2009, and required monthly payments by the Company of $125.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $1,255, $973 and $980, respectively, of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $1,255, $1,255 and $1,255, respectively, of expense associated with this lease.

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

During the years ended December 31, 2009, 2008 and 2007, General Maritime Subsidiary incurred fees for legal services aggregating $38, $51 and $46, respectively, to the father of Peter C. Georgiopoulos. None of the balance remains outstanding as of December 31, 2009 and 2008.

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

This matter, including the demand from the U.S. National Pollution Fund, has been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident because the amount of any costs that may be incurred by the Company is not estimable at this time.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 (March 22, 2010 as to the effects of the restatement discussed in Note 1) expressed an unqualified opinion on those financial statements.

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

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation). (2)
3.2	By-Laws of General Maritime Corporation. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. (3)
4.1	Form of Common Stock Certificate of General Maritime Corporation. (4)
4.2	Form of Registration Rights Agreement. (22)
4.3

Amended and Restated Rights Agreement, dated as of August 31, 2006, between General Maritime Subsidiary Corporation and Mellon Investor Services LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (5)

4.4

Amendment, dated as of August 6, 2008, to the Amended and Restated Rights Agreement, dated August 31, 2006, between General Maritime Corporation and Mellon Investor Services LLC, as Rights Agreement. (6)

4.5	Rights Agreement, dated as of June 26, 2008, between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC, as Rights Agent, together with Exhibits A, B and C attached thereto. (7)
4.6	Amendment to Rights Agreement, dated as of August 5, 2008, by and between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC. (8)
4.7	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (31)
10.1	Form of Incentive Stock Option Grant Certificate. (4)
10.2	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (9)
10.3	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (10)
10.4	Form of Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (10)
10.5	Employment Agreement dated April 5, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)
10.6	Restricted Stock Grant Agreement dated April 6, 2005, between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)
10.7	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (27)
10.8	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.9	Form of Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and certain senior executive officers. (12)
10.10	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John P. Tavlarios. (13)
10.11	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (13)
10.12	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (13)
10.13	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (13)
10.14	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary

Corporation and Peter C. Georgiopoulos. (14)
10.15	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (14)
10.16	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (14)
10.17	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (14)
10.18	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (14)
10.19	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (14)
10.20	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (30)
10.21	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (14)
10.22	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (14)
10.23	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (14)
10.24	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (14)
10.25	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (14)
10.26	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (14)
10.27	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (15)
10.28	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (15)
10.29	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (16)
10.30	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan. (17)
10.31	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (17)
10.32	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (17)
10.33	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (18)
10.34	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (2)
10.35

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (19)

10.36

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (27)

10.37

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (20)

10.38	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (20)
10.39	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (20)
10.40	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective

December 16, 2008). (21)
10.41	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (27)
10.42	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (27)
10.43	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (27)
10.44	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Peter S. Bell. (27)
10.45	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (27)
10.46	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and E. Grant Gibbons. (27)
10.47	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and George J. Konomos. (27)
10.48	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (28)
10.49	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (28)
10.50	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (28)
10.51	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (28)
10.52	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (28)
10.53	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (30)
10.54	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (30)
10.55

First Amendment to Amended and Restated Credit Agreement, dated October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (29)

10.56	Form of 12% Senior Notes due 2017. (31)
10.57	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (31)
10.58

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (32)

10.59	Time Charter Party for Stena Compatriot. (22)
10.60	Amendment No. 1 to Time Charter Party for Stena Compatriot. (23)
10.61	Amendment No. 2 to Time Charter Party for Stena Compatriot. (24)
10.62	Time Charter Party for Stena Consul. (22)
10.63	Amendment No. 1 to Time Charter Party for Stena Consul. (23)
10.64	Amendment No. 2 to Time Charter Party for Stena Consul. (24)
10.65	Ship Management Agreement for Stena Compatriot. (22)
10.66	Amendment No. 1 to Ship Management Agreement for Stena Compatriot. (23)
10.67	Amendment No. 2 to Ship Management Agreement for Stena Compatriot. (24)
10.68	Ship Management Agreement for Stena Consul. (22)
10.69	Amendment No. 1 to Ship Management Agreement for Stena Consul. (23)
10.70	Amendment No. 2 to Ship Management Agreement for Stena Consul. (24)
10.71	Ship Management Agreement for Stena Concept. (24)
10.72	Ship Management Agreement for Stena Contest. (24)
10.73	Stena Guaranty of Time Charter for Stena Compatriot. (22)
10.74	Stena Guaranty of Time Charter for Stena Consul. (22)
10.75	Stena Guaranty of Time Charter for Stena Concept. (24)
10.76	Stena Guaranty of Time Charter for Stena Contest. (24)

10.77	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot. (22)
10.78	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul. (22)
10.79	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept. (24)
10.80	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest. (24)
10.81	Arlington Guaranty of Time Charter for Stena Compatriot. (22)
10.82	Arlington Guaranty of Time Charter for Stena Consul. (22)
10.83	Arlington Guaranty of Time Charter for Stena Concept. (24)
10.84	Arlington Guaranty of Time Charter for Stena Contest. (24)
10.85	Arlington Guaranty of Ship Management Agreement for Stena Compatriot. (22)
10.86	Arlington Guaranty of Ship Management Agreement for Stena Consul. (22)
10.87	Arlington Guaranty of Ship Management Agreement for Stena Concept. (24)
10.88	Arlington Guaranty of Ship Management Agreement for Stena Contest. (24)
10.89	Arlington Tankers Ltd. 2008 Bonus Plan. (25)
10.90	Amendment Agreement, dated as of November 13, 2009, between Arlington Tankers Ltd., a wholly-owned subsidiary of the Registrant, as Borrower, and The Royal Bank of Scotland plc, as Lender. (32)
10.91

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (32)

10.92	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (32)
10.93	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Peter S. Bell. (32)
10.94	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (32)
10.95	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (32)
10.96	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (32)
10.97	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and Arlington Tankers Ltd., and the Schedule thereto. (32)
14.1	General Maritime Corporation Code of Ethics. (26)
21.1	Subsidiaries of General Maritime Corporation. (32)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Filed herewith.

(1)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(2)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(3)	Incorporated by reference to General Maritime Corporation’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 3, 2008.

(4)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(5)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(6)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K/A filed with the Securities and Exchange Commission on August 7, 2008.

(7)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2008.

(8)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2008.

(9)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(10)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2005.

(12)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(13)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(15)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(16)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(17)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

(18)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(19)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(20)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.

(21)	Incorporated by reference to General Maritime’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.

(22)	Incorporated by reference from Arlington Tankers Ltd. Registration Statement on Form F-1 filed with the Securities and Exchange Commission on October 21, 2004.

(23)	Incorporated by reference from Arlington Tankers Ltd. Annual Report on Form 20-F filed with the Securities and Exchange Commission on June 6, 2005.

(24)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2006.

(25)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008.

(26)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

(27)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(28)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009.

(29)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(30)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

(31)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

(32)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

	By:	/s/ JOHN P. TAVLARIOS
Name: John P. Tavlarios
Date: March 22, 2010		Title: Principal Executive Officer