Form 10-Q
period 2010-03-31
General Maritime Corp / MI
filed 2010-05-10
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 7, 2010:

Common Stock, par value $0.01 per share 58,248,189 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$65,947	$52,651
Due from charterers, net	14,109	9,142
Prepaid expenses and other current assets	40,174	46,735
Total current assets	120,230	108,528

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $321,572 and $303,660, respectively	1,234,072	1,251,624
Other fixed assets, net	12,783	13,251
Deferred drydock costs, net	23,184	25,358
Deferred financing costs, net	11,220	11,728
Derivative asset	—	417
Other assets	3,238	4,497
Goodwill	29,854	29,854
Total noncurrent assets	1,314,351	1,336,729
TOTAL ASSETS	$1,434,581	$1,445,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,719	$33,339
Deferred voyage revenue	1,427	3,078
Derivative liability	17,143	19,777
Total current liabilities	60,289	56,194
NONCURRENT LIABILITIES:
Long-term debt	1,018,750	1,018,609
Other noncurrent liabilities	2,770	2,977
Derivative liability	3,902	2,568
Total noncurrent liabilities	1,025,422	1,024,154
TOTAL LIABILITIES	1,085,711	1,080,348
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 140,000,000 shares; issued and outstanding 58,248,189 and 58,248,189 shares at March 31, 2010 and December 31, 2009, respectively	583	583
Paid-in capital	385,426	390,525
Accumulated deficit	(21,074)	(11,995)
Accumulated other comprehensive loss	(16,065)	(14,204)
Total shareholders’ equity	348,870	364,909
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,434,581	$1,445,257

See notes to unaudited consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
VOYAGE REVENUES:
Voyage revenues	$97,556	$92,349

OPERATING EXPENSES:
Voyage expenses	31,670	9,424
Direct vessel expenses	24,261	22,984
General and administrative	9,727	11,741
Depreciation and amortization	22,307	21,850
Gain on disposal of vessel equipment	(13)	—

Total operating expenses	87,952	65,999

OPERATING INCOME	9,604	26,350

OTHER EXPENSE:
Interest expense- net	(18,855)	(7,910)
Other income (expense)	172	456
Total other expense	(18,683)	(7,454)
Net (loss) income	$(9,079)	$18,896

Basic (loss) earnings per common share	$(0.16)	$0.35
Diluted (loss) earnings per common share	$(0.16)	$0.34

Weighted average shares outstanding:

Basic	55,660,876	54,510,523
Diluted	55,660,876	55,489,519

See notes to unaudited consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(IN THOUSANDS)

(UNAUDITED)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Total

Balance as of January 1, 2010	$583	$390,525	$(11,995)	$(14,204)		$364,909

Comprehensive loss:
Net loss			(9,079)		$(9,079)	(9,079)
Unrealized derivative loss on cash flow hedge				(1,065)	(1,065)	(1,065)
Foreign currency translation losses				(796)	(796)	(796)
Comprehensive loss					$(10,940)
Cash dividends paid		(7,281)				(7,281)
Restricted stock amortization, net of forfeitures		2,182				2,182
Balance at March 31, 2010 (unaudited)	$583	$385,426	$(21,074)	$(16,065)		$348,870

See notes to unaudited consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(9,079)	$18,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on disposal of vessel equipment	(13)	—
Depreciation and amortization	22,307	21,850
Amortization of deferred financing costs	636	345
Amortization of discount on Senior Notes	141	—
Restricted stock compensation expense	2,182	2,574
Net unrealized gain on derivative financial instruments	(62)	(928)
Allowance for bad debts	541	61
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(5,508)	771
Decrease in prepaid expenses and other assets	5,109	2,174
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,571	(17,346)
Decrease in deferred voyage revenue	(1,651)	(862)
Deferred drydock costs incurred	(1,203)	(1,791)

Net cash provided by operating activities	19,971	25,744

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of other fixed assets	(1,197)	(1,158)
Decrease in deposit with counterparty for interest rate swap	2,711	—
Expenditures for Arlington merger	—	(967)

Net cash provided (used) by investing activites	1,514	(2,125)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of revolving credit facilities	—	(50,000)
Deferred financing costs paid	(128)	(15)
Cash dividends paid	(7,281)	(28,917)

Net cash used by financing activities	(7,409)	(78,932)

Effect of exchange rate changes on cash balances	(780)	(963)

Net increase (decrease) in cash and cash equivalents	13,296	(56,276)
Cash, beginning of the year	52,651	104,146

Cash and cash equivalents, end of period	$65,947	$47,870

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$9,178	$8,674

See notes to unaudited consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

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

The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting and, therefore, do not include all information and notes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with US GAAP. However, in the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2009 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

REVENUE AND EXPENSE RECOGNITION- Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At March 31, 2010 and December 31, 2009, the Company has a reserve of approximately $1,094 and $553, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of March 31, 2010 and December 31, 2009.

TIME CHARTER ASSET/ LIABILITY- When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  During the three months ended March 31, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Accordingly, effective January 1, 2010, the Company is amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate determined at the time of acquisition, the Company has recorded an asset of $2,441 and $3,117 as of March 31, 2010 and December 31, 2009, respectively, which is included in Other assets on the Company’s balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, the Company has recorded a liability of $479 and $671 as of March 31, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL - The Company follows the provisions for Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles- Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of March 31, 2010 and December 31, 2009 was $29,854 and $29,854, respectively.  All but $1,245 of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2009 of $40,872.  Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009 and charter rates improved during the three months ended March 31, 2010 compared to the fourth quarter of 2009.  In light of these factors, the Company has concluded that there have been no triggering events during the three months ended March 31, 2010 that would require a test for goodwill impairment prior to the annual test to be performed in December 2010.

IMPAIRMENT OF LONG-LIVED ASSETS -  The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10 year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  Based on this analysis performed at December 31, 2009, no impairment was identified for any of the Company’s vessels.  Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009 and charter rates improved during the three months ended March 31, 2010 compared to the fourth quarter of 2009.  In light of these factors, the Company has concluded that there have been no triggering events during the three months ended March 31, 2010 that would require a test for impairment of vessels.

EARNINGS PER SHARE —Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the applicable periods.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised utilizing the treasury stock method.

COMPREHENSIVE INCOME- The Company follows FASB ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130), which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps, and foreign currency translation adjustments.

DERIVATIVE FINANCIAL INSTRUMENTS-  In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions are recorded as Other income (expense) on the statement of operations as applicable.  See Notes 6 and 7 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT- The Company is exposed to interest rate risk through its variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution, the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging (formerly SFAS No. 133) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 5, 6 and 7 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK -   The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS- For the three months ended March 31, 2010, one customer accounted for 17.4% of revenue.  For the three months ended March 31, 2009, three customers accounted for 36.3%, 20.4% and 12.3% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS- In May 2009, the FASB issued FASB ASC 855, Subsequent Events (formerly SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which is effective immediately. The ASU amends FASB ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of FASB ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2010 and 2009, none of the Company’s outstanding stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per share:
Weighted average common shares outstanding, basic	55,660,876	54,510,523

Diluted earnings per share:
Weighted average common shares outstanding, basic	55,660,876	54,510,523
Stock options	—	—
Restricted stock awards	—	978,996

Weighted average common shares outstanding, diluted	55,660,876	55,489,519

Due to the net loss realized for the three months ended March 31, 2010, potentially dilutive restricted stock awards totaling 310,917 shares were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $1,141 for the three months ended March 31, 2010.  The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets and costs of effecting the Arlington Acquisition of approximately $502 and $96, respectively, for the three months ended March 31, 2009.

4.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$16,896	$14,137
Accrued operating expenses	5,909	10,951
Accrued administrative expenses	2,004	2,204
Accrued interest	16,910	6,047
Total	$41,719	$33,339

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009

2005 Credit Facility	$726,000	$726,000

Senior Notes, net of discount of $7,250 and $7,391	292,750	292,609

Long-term debt	$1,018,750	$1,018,609

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017.  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  As of March 31, 2010 and December 31, 2009, the discount on the Senior Notes is $7,250 and $7,391, respectively.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

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

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 through and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter.

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

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to pay quarterly cash dividends limited to $0.125 per share.  The 2005 Credit Facility, as amended and restated, currently provides for semiannual reductions of $50,063 commencing on April 26, 2011 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of March 31, 2010, the Company has outstanding letters of credit aggregating

$5,008 which expire between October 2010 and March 2011, leaving $44,992 available to be issued.  However, because there is only $18,805 available to be borrowed under the 2005 Credit Facility as of March 31, 2010, the amount available to issue letters of credit is limited to that amount.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of March 31, 2010 and December 31, 2009, $726,000 of the facility is outstanding. The 2005 Credit Facility is secured by 26 of the Company’s double-hull vessels with an aggregate carrying value as of March 31, 2010 of $922,491, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

As of March 31, 2010, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility.

Interest rates during the three months ended March 31, 2010 ranged from 2.75% to 2.81% on the 2005 Credit Facility.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  This facility had been secured by first priority mortgages over the Arlington Vessels, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The RBS Facility was to mature on January 5, 2011. Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland.  This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of March 31, 2010 and is described below.

During the three months ended March 31, 2010 and 2009, the Company paid dividends of $7,281 and $28,917, respectively.

A repayment schedule of outstanding borrowings at March 31, 2010 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL

2010 (April 1, 2010 - December 31, 2010)	$—	$—	$—
2011	76,312	—	76,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000
	$726,000	$300,000	$1,026,000

Interest Rate Swap Agreements

On March 31, 2010, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2010 and 2009 was $3,870 and $2,149, respectively.

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The RBS Swap is collateralized by a $9,535 deposit held by that institution as of March 31, 2010 from which the quarterly cash settlements are paid.  This balance is included in Prepaid expenses.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $18,156 and $7,540 for the three months ended March 31, 2010 and 2009, respectively.

The Company would have paid a net amount of approximately $21,045 to settle its outstanding swap agreement based upon its aggregate fair value as of March 31, 2010. This fair value is based upon estimates received from financial institutions.  At March 31, 2010, $9,267 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Substantially all of the subsidiaries of the Company are guarantors of the Company’s Senior Notes.  Such guarantees are full, unconditional and joint and several.  Each of the Company’s subsidiary guarantors is 100% owned by the Company. In addition, the Company has no independent assets or operations outside of its ownership of its subsidiaries and any such subsidiaries of the Company other than the subsidiary guarantors are minor. Other than restrictions under applicable provisions of the corporate, limited liability company and similar laws of the jurisdictions of formation of the subsidiaries of the Company, no significant restrictions exist on the ability of the subsidiaries to transfer funds to the Company through dividends, distributions or otherwise.

6.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 5), the Company is party to the following derivative financial instruments:

Foreign currency.  During the three months ended March 31, 2009, the Company issued an option giving a counterparty the right to acquire $2,000 of Euros at an exchange rate of $1.31 per Euro.  If exercised, the Company would pay for the Euros with a $2,000 interest-bearing deposit the Company had with the counterparty.  This contract expired on April 23, 2009.  The Company recognized an unrealized loss of $28 as of March 31, 2009, which was classified as Other income (expense) on the statement of operations.  The Company considered this option to be speculative.

Fuel.  During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the three months ended March 31, 2009, the Company recognized a realized gain of $10 and an unrealized gain of $132, which was classified as Other income (expense) on the statement of operations.

The Company considered its fuel derivative contracts to be speculative.

Freight rates.  During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  The Company used this freight derivative contract as an economic hedge, but had not designated it as a hedge for accounting purposes.  As such, changes in the fair value of this contract were recorded to the Company’s statement of operations as Other income (expense) in each reporting period through its expiration date on June 30, 2009.

This contract net settled each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index and a specified bunker price index.  The Company recorded an unrealized gain, which related to changes in the fair market value of the freight derivative determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers of $884 for the three months ended March 31, 2009, which was reflected on the Company’s statement of operations as Other income (expense).  The Company recorded an aggregate realized loss of $508 for the three months ended March 31, 2009 which was classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009

Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Asset, noncurrent	$—	$417
Interest rate contracts	Derivative Liability, current	(17,143)	(19,777)
Interest rate contracts	Derivative Liability, noncurrent	(3,902)	(2,568)

Total derivatives designated as hedging instruments under FASB ASC 815		(21,045)	(21,928)

Total derivatives		$(21,045)	$(21,928)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Cash Flow Hedging	Three months ended March 31,		into Income (Effective	Three months ended March 31,		Income on Derivatives	Three months ended March 31,
Relationships	2010	2009	Portion)	2010	2009	(Ineffective Portion)	2010	2009
Interest rate contracts	$(4,842)	$(1,466)	Interest Expense	$(3,777)	$(2,119)	Other income/expense	$(1)	$(80)
Total	$(4,842)	$(1,466)		$(3,777)	$(2,119)		$(1)	$(80)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging Instruments under	Recognized in Income on	Three months ended March 31,
FASB ASC 815	Derivative	2010	2009
Interest rate contracts	Interest Expense	$—	$1,857
Freight derivative	Other income/expense	—	377
Foreign currency derivative	Other income/expense	—	(28)
Total		$—	$2,206

7.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$65,947	$65,947	$52,651	$52,651
Floating rate debt	726,000	726,000	726,000	726,000
Senior Notes	292,750	321,000	292,609	319,500
Derivative financial instruments (See Note 6)	(21,045)	(21,045)	(21,928)	(21,928)

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

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  FASB ASC 820 states that the fair value measurements must include credit considerations.  Credit default swaps basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the credit facility of 2.5% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.  The Company’s freight derivative value is based on quoted rates on the BITR and is therefore considered a Level 2 item.

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

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	March 31, 2010	December 31, 2009
	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 2)

Derivative instruments — asset position	$—	$417

Derivative instruments — liability position	(21,045)	22,345

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on Level 3 inputs for the three months ended March 31, 2009 is as follows:

Fair value, January 1, 2009	$(132)
Fair value, March 31, 2009	—
Unrealized gain	132
Realized gain, cash settlements received	10
Total gain, recorded as Other expense	$142

8.             RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company incurred office expenses totalling $15 and $9, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $8 and $5 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, the Company incurred fees for legal services aggregating $7 and $0, respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2010 and December 31, 2009 the balance of $7 and $0, respectively, was outstanding.

During the three months ended March 31, 2010 and 2009, the Company incurred certain entertainment and travel related costs totaling $135 and $65, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $10 and $10 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $35 and $35, respectively, based on actual time spent by the employee, of which the balance due to Genco of $16 and $51 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $4,274 and $1,038, respectively. At March 31, 2010 and December 31, 2009, $892 and $1,189, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2010 and 2009 for $14 and $5 and for $12 and $2, respectively. A balance of $9 and $6 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

9.             STOCK-BASED COMPENSATION

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

Stock Options

As of March 31, 2010, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the three months ended March 31, 2010 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of March 31, 2010, all of which were fully vested by December 31, 2009:

	Options Outstanding, March 31, 2010			Options Exercisable, March 31, 2010
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	3.6	1,675	$10.88
$16.84	5,025	16.84	4.1	5,025	16.84
	6,700	15.35	4.0	6,700	15.35

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

No restricted stock was granted during the three months ended March 31, 2010 and 2009.  No restricted shares were either vested or forfeited during the three months ended March 31, 2010.

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2010:

	2010 *	2011	2012	2013	2014	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$555	$738	$740	$738	$646	$—	$3,417
April 5, 2005	1,317	1,749	1,753	1,749	1,749	—	8,317
December 21, 2005	825	974	976	974	973	851	5,573
December 18, 2006	654	628	541	539	539	1,012	3,913
December 21, 2007	1,025	997	728	620	620	1,785	5,775
December 15, 2008	317	231	101	10	—	—	659
December 23, 2008	376	305	172	71	—	—	924
May 14, 2009	49	—	—	—	—	—	49
December 24, 2009	1,041	712	375	150	—	—	2,278
Total by year	$6,159	$6,334	$5,386	$4,851	$4,527	$3,648	$30,905

* Represents the period from April 1, 2010 through December 31, 2010.

As of March 31, 2010 and December 31, 2009, there was $30,905 and $33,086, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2010, this cost is expected to be recognized with a credit to paid-in capital over a weighted average period of 2.7 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2010 and 2009 was $2,182 and $2,574, respectively.

10.          LEGAL PROCEEDINGS

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

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for $5,833 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against the Company for $500.  The Company is reviewing these demands and has requested additional information from the U.S. National Pollution Fund relating to these demands. The Company and General Maritime Management LLC received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and the Company’s business. Currently, no charges have been made and no other fines or penalties have been levied against the Company. The Company has been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

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

11.          SUBSEQUENT EVENT

On April 27, 2010, the Company’s Board of Directors declared a $0.125 per share dividend that will be payable on or about May 28, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following:  (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvii) changes in the itineraries of our vessels; (xviii) adverse changes in foreign currency exchange rates affecting our expenses; and (xiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K/A for the year ended December 31, 2009 and our subsequent reports on Form 8-K.

Our ability to pay dividends in any period will depend upon factors including applicable provisions of Marshall Islands law, restrictions under our existing credit facility and indenture governing our Senior Notes and the final determination by our Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2010 and 2009. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services. As of March 31, 2010 our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four product carriers) with a total cargo carrying capacity of 3.9 million deadweight tons.

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

A summary of our completed vessel acquisitions and dispositions during 2008, 2009 and 2010 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Elektra	Acquired	Aframax	October 7, 2008
Genmar Daphne	Acquired	Aframax	December 3, 2008
Genmar Victory	Acquired	VLCC	December 16, 2008
Genmar Vision	Acquired	VLCC	December 16, 2008
Stena Compatriot	Acquired	Panamax	December 16, 2008
Genmar Companion	Acquired	Panamax	December 16, 2008
Genmar Concord	Acquired	Product	December 16, 2008
Stena Consul	Acquired	Product	December 16, 2008
Stena Concept	Acquired	Product	December 16, 2008
Stena Contest	Acquired	Product	December 16, 2008

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

Our Arlington Vessels are party to technical management agreements with third parties.  Four of our Arlington vessels are party to fixed-rate ship management agreements with Northern Marine.  Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

With respect to the other four Arlington vessels, we recently signed new ship management agreements with Northern Marine for two of these Arlington vessels and with Anglo Eastern for the other two Arlington vessels. These new agreements began on a mutually-agreed date after the expiration of the ship management agreements in effect when we acquired these vessels and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these four new agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance.

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

Our spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  Revenue from time charters is recognized on a straight line basis as the average revenue over the term of the respective time charter agreement.

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

Glossary

The following are abbreviations and definitions of certain terms commonly used in the shipping industry and this quarterly report. The terms are taken from the Marine Encyclopedic Dictionary (Fifth Edition) published by Lloyd’s of London Press Ltd. and other sources, including information supplied by us.

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

Charter. Contract entered into with a customer for the use of the vessel for a specific voyage at a specific rate per unit of cargo (“Voyage charter”), or for a specific period of time at a specific rate per unit (day or month) of time (“Time charter”).

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

Time charter. Charter of a vessel under which the shipowner is paid charterhire on a per day basis for a certain period of time. The shipowner is responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage expenses.

VLCC. Acronym for Very Large Crude Carrier, or a tanker ranging in size from 200,000 dwt to 320,000 dwt.

Voyage charter.  A Charter under which a customer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all voyage expenses, and all vessel expenses, unless the vessel to which the Charter relates has been time chartered in. The customer is liable for Demurrage, if incurred.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended
	March 2010	March 2009
INCOME STATEMENT DATA
(In thousands, except per share data)
Voyage revenues	$97,556	$92,349
Voyage expenses	31,670	9,424
Direct vessel expenses	24,261	22,984
General and administrative expenses	9,727	11,741
Depreciation and amortization	22,307	21,850
Gain on disposal of vessel equipment	(13)	—
Total operating expenses	87,952	65,999
Operating income	9,604	26,350
Net interest expense	18,855	7,910
Other income	(172)	(456)
Net (Loss) Income	$(9,079)	$18,896

Basic (loss) earnings per share	$(0.16)	$0.35

Diluted (loss) earnings per share	$(0.16)	$0.34

Weighted average shares outstanding, thousands	55,661	54,511
Diluted average shares outstanding, thousands	55,661	55,490

	March 2010	December 2009
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$65,947	$52,651
Current assets, including cash	120,230	108,528
Total assets	1,434,581	1,445,257
Current liabilities	60,289	56,194
Total long-term debt	1,018,750	1,018,609
Shareholders’ equity	348,870	364,909

	Three months ended
	March 2010	March 2009
OTHER FINANCIAL DATA
(dollars in thousands except average daily results)

Net cash provided by operating activities	$19,971	$25,744
Net cash provided (used) by investing activities	1,514	(2,125)
Net cash used by financing activities	(7,409)	(78,932)
Capital and drydock expenditures
Drydocking or capitalized survey or improvement costs	(1,203)	(1,791)
Weighted average long-term debt	1,018,656	957,167

OTHER DATA
EBITDA (1)	32,083	48,656

FLEET DATA
Total number of vessels at end of period	31	31
Average number of vessels (2)	31	31
Total vessel operating days for fleet (3)	2,709	2,699
Total time charter days for fleet	1,614	2,147
Total spot market days for fleet	1,095	552
Total calendar days for fleet (4)	2,790	2,790
Fleet utilization (5)	97.1%	96.7%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$24,321	$30,724
Direct vessel operating expenses per vessel (7)	8,696	8,238

	Three months ended
	March 2010	March 2009
EBITDA Reconciliation
Net (Loss) Income	$(9,079)	$18,896
+ Net interest expense	18,855	7,910
+ Depreciation and amortization	22,307	21,850
EBITDA	$32,083	$48,656

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

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	36.8%	27.7%
General and administrative expenses	14.8%	14.2%
Depreciation and amortization	33.9%	26.3%
Operating income	14.5%	31.8%
Net interest expense	-28.6%	-9.5%
Other income	0.3%	0.6%
Net (loss) income	-13.8%	22.8%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS
INCOME STATEMENT DATA	ENDED MARCH 31,
(Dollars in thousands)	2010	2009

Voyage revenues	$97,556	$92,349
Voyage expenses	(31,670)	(9,424)
Net voyage revenues	$65,886	$82,925

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

VOYAGE REVENUES—Voyage revenues increased by $5.3 million, or 5.6%, to $97.6 million for the three months ended March 31, 2010 compared to $92.3 million for the prior year period. This increase is primarily due to an increase in the proportion of our fleet on spot voyage charters which increased to 1,095 days during the three months ended March 31, 2010 from 552 days during the prior year period.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues to recoup these expenses.  This increase is also due to a 0.4% increase in the number of vessel operating days during the three months ended March 31, 2010 to 2,709 days from 2,699 days in the prior year period, attributable to a slight increase in utilization rate during the 2010 period. The average size of our fleet was unchanged for the three months ended March 31, 2010 from the prior year period at 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Product carriers, 2.0 VLCC, and 2.0 Panamax) vessels during each period.  This increase in voyage revenues is partially offset by lower spot voyage rates associated with a weaker spot voyage market during the three months ended March 31, 2010 compared to the prior year period.

VOYAGE EXPENSES—Voyage expenses increased by $22.3 million, or 236%, to $31.7 million for the three months ended March 31, 2010 compared to $9.4 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter

voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the three months ended March 31, 2010, the number of days our vessels operated under spot charters increased by 543 days, or 98.4%, to 1,095 days (475 days Aframax, 489 days Suezmax, 119 days VLCC, 12 days Panamax) from 552 days (484 days Aframax, 68 days Suezmax) during the prior year period.  The increase in voyage expenses during the three months ended March 31, 2010 occurred primarily due to the increase in the number of days our vessels operated under spot charters as well as higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2010 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels.  Fuel cost increased by $17.9 million, or 367%, to $22.8 million during the three months ended March 31, 2010 compared to $4.9 million during the prior year period.  This increase in fuel cost corresponds to a 135% increase in fuel cost per spot voyage day to $20,797 during the three months ended March 31, 2010 compared to $8,837 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $3.2 million, or 115%, to $6.0 million during the three months ended March 31, 2010 compared to $2.8 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $17.0 million, or 20.5%, to $65.9 million for the three months ended March 31, 2010 compared to $82.9 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the three months ended March 31, 2010 compared to prior year.  Our average TCE rates decreased to $24,321 during the three months ended March 31, 2010 compared to $30,724 for the prior year period.  This decrease in TCE is primarily attributable to a decline in time charter rates during the three months ended March 31, 2010 compared to the prior year due to time charters that have expired during 2009 which had rates higher than prevailing market rates.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.

The following table includes additional data pertaining to net voyage revenues:

	3 months ended March 31,		Increase	%
	2010	2009	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$10,701	$15,798	$(5,097)	-32.3%
Suezmax	16,758	33,847	(17,089)	-50.5%
VLCC	2,081	8,709	(6,628)	-76.1%
Panamax	2,940	4,005	(1,065)	-26.6%
Product	5,033	5,968	(935)	-15.7%
Total	37,513	68,327	(30,814)	-45.1%

Spot charter:
Aframax	7,548	13,316	(5,768)	-43.3%
Suezmax	16,849	1,282	15,567	1214.3%
VLCC	4,199	—	4,199	n/a
Panamax	(223)	—	(223)	n/a
Total	28,373	14,598	13,775	94.4%

TOTAL NET VOYAGE REVENUE	$65,886	$82,925	$(17,039)	-20.5%

Vessel operating days:
Time charter:
Aframax	587	519	68	13.1%
Suezmax	448	913	(465)	-50.9%
VLCC	59	180	(121)	-67.2%
Panamax	166	175	(9)	-5.1%
Product	354	360	(6)	-1.7%
Total	1,614	2,147	(533)	-24.8%

Spot charter:
Aframax	475	484	(9)	-1.9%
Suezmax	489	68	421	619.1%
VLCC	119	—	119	n/a
Panamax	12	—	12	n/a
Total	1,095	552	543	98.4%

TOTAL VESSEL OPERATING DAYS	2,709	2,699	10	0.4%

AVERAGE NUMBER OF VESSELS	31.0	31.0	—	0.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,230	$30,439	$(12,209)	-40.1%
Suezmax	$37,406	$37,073	$333	0.9%
VLCC	$35,269	$48,383	$(13,114)	-27.1%
Panamax	$17,710	$22,884	$(5,174)	-22.6%
Product	$14,218	$16,578	$(2,360)	-14.2%
Combined	$23,242	$31,824	$(8,582)	-27.0%

Spot charter:
Aframax	$15,892	$27,513	$(11,621)	-42.2%
Suezmax	$34,456	$18,848	$15,608	82.8%
VLCC	$35,283	$—	$35,283	n/a
Panamax	$(18,579)	$—	$(18,579)	n/a
Combined	$25,911	$26,445	$(534)	-2.0%

TOTAL TCE	$24,321	$30,724	$(6,403)	-20.8%

As of March 31, 2010, 19 of our vessels are on time charters expiring between April 2010 and February 2012, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Agamemnon	Aframax	April 27, 2010	$17,500
Genmar Ajax	Aframax	October 23, 2010	$17,500
Genmar Daphne	Aframax	April 8, 2010	$18,461
Genmar Defiance	Aframax	October 1, 2010	$17,500
Genmar Elektra	Aframax	April 18, 2010	$17,950
Genmar George T.	Suezmax	August 28, 2010	$39,000
Genmar Harriet G.	Suezmax	June 1, 2010	$38,000
Genmar Kara G.	Suezmax	June 1, 2010	$38,000
Genmar Orion	Suezmax	June 1, 2010	$38,000
Genmar St. Nikolas	Suezmax	February 7, 2011	$39,000
Genmar Strength	Aframax	August 29, 2010	$18,500
Genmar Companion	Panamax	January 27, 2011	$17,000
Stena Compatriot	Panamax	November 10, 2010 (2)	$18,989
Stena Concept	Product carriers	July 4, 2011 (2)	$17,942	(3)
Genmar Concord	Product carriers	August 2, 2010	$12,659
Stena Consul	Product carriers	November 10, 2010 (2)	$16,964
Stena Contest	Product carriers	July 4, 2011 (2)	$17,942	(3)
Genmar Victory	VLCC	February 11, 2012	$40,500
Genmar Vision	VLCC	March 23, 2011	market	(4)

(1) Before brokers’ commissions.

(2) Charter end date excludes periods that are at the option of the charterer.

(3) Rate adjusts as follows: $18,264 per day from January 5, 2010 through January 4, 2011 and $18,603 per day from January 5, 2011 through July 4, 2011.

(4) Rate varies each month and is based on the TD3, which is an index on the Baltic Tanker Index pertaining to VLCCs between the Arabian Gulf and Asia.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $1.3 million, or 5.6%, to $24.3 million for the three months ended March 31, 2010 compared to $23.0 million for the prior year period.  This increase in overall direct vessel expenses primarily relates to increases in insurance costs relating to our Aframax vessels, crewing costs and the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  During the 2009 period, all of these vessels were on fixed fee technical management contracts with Northern Marine.  During the 2010 period four of these vessels are no longer on this fixed fee contract and have incurred costs in excess of those paid in the prior year period.  Additionally, the four vessels still on contract with Northern Marine incurred higher expenses during the three months ended March 31, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Costs of operating the Aframax vessels increased during the three months ended March 31, 2010 compared to the prior year period relating to the write-off of certain insurance claims relating to vessel repairs during the three months ended March 31, 2010 that are not deemed to be collectible.   In addition, costs relating to our Aframax vessels and Suezmax vessels are higher during the three months ended March 31, 2010 compared to the prior year as a result of higher crewing costs relating to a senior officer conference and additional crew training during February 2010.  On a daily basis, direct vessel expenses per vessel increased by $458, or 5.6%, to $8,696 ($9,531 Aframax, $8,406 Suezmax, $9,122 VLCC, $7,906 Panamax, $7,170 Handymax) for the three months ended March 31, 2010 compared to $8,238 ($8,841 Aframax, $8,363 Suezmax, $9,036 VLCC, $6,675 Panamax, $6,468 Handymax) for the prior year period.  Changes in daily costs are due to reasons described above.

We anticipate that direct vessel expenses will be approximately $70.5 million during the remainder of 2010 based on daily budgeted direct vessel expenses on our 11 Suezmax vessels, 12 Aframax vessels, two VLCCs, two Panamax vessels and four Handymax vessels of $8,278, $8,419, $12,128, $6,890 and $6,522, respectively.  Our budgets are based on analyses of anticipated costs performed on a vessel-by-vessel basis by our technical management department.  We expect costs under the fixed fee technical management contracts with Northern Marine relating to four Arlington vessels to increase for 2010 as a result of fee increases in accordance with the terms of the contracts.  We also expect costs relating to the other four Arlington vessels to increase for 2010 as a result of our having entered into new technical management contracts for such vessels that provide for higher fees than the prior contracts for such vessels.

The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $2.0 million, or 17.2%, to $9.7 million for the three months ended March 31, 2010 compared to $11.7 million for the prior year period.  Significant factors contributing to this decrease are:

(a) $0.9 million decrease during the three months ended March 31, 2010 compared to the prior year period  relating to costs deemed to be uncollectible during the 2009 period from insurers relating to a conviction in a criminal proceeding involving the Genmar Defiance as well as the recognition of the resulting fine and related legal fees;

(b) a $0.8 million decrease during the three months ended March 31, 2010 compared to the prior year period relating to costs of operating our corporate aircraft during the three months ended March 31, 2009 and winding down the lease on the aircraft which expired in February 2009;

(c) a $0.8 million decrease during the three months ended March 31, 2010 as compared to the prior year relating to a reduction in personnel cost in our New York office, including restricted stock amortization;

(d) a partially offsetting increase of $0.5 million in reserves against our amounts due from charterers associated with demurrage and certain other billings during the three months ended March 31, 2010 compared to the prior year period.

For 2010, we have budgeted general and administrative expenses to be approximately $37.6 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.4 million, or 2.1%, to $22.3 million for the three months ended March 31, 2010 compared to $21.9 million for the prior year period.  Vessel depreciation was $17.9 million during the three months ended March 31, 2010 compared to $17.8 million during the prior year period.

Amortization of drydocking increased by $0.1 million to $3.4 million for the three months ended March 31, 2010 compared to $3.3 million for the prior year period.  Such increase is attributable to amortization associated with vessels in our fleet being drydocked for the first time.

Depreciation and amortization is expected to increase during 2010 as the additions made during the year ended December 31, 2009 to drydocking and vessel equipment are amortized and depreciated for a full year.

NET INTEREST EXPENSE—Net interest expense increased by $11.0 million, or 138%, to $18.9 million for the three months ended March 31, 2010 compared to $7.9 million for the prior year period.   This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12% and an increase of margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the three months ended March 31, 2010, our weighted average outstanding debt increased by 6.4% to $1,018.7 million compared to $957.2 million during the prior year period.

We anticipate that outstanding long-term debt balances will remain relatively unchanged for the rest of 2010.  Accordingly, we anticipate that interest expense for subsequent quarterly periods during 2010 to approximate interest expense for the three months ended March 31, 2010.

OTHER INCOME/EXPENSE — Other income for the three months ended March 31, 2010 consists of a $0.1 million unrealized gain on our interest rate swaps and a $0.1 million unrealized gain relating to foreign currency transactions. Other income for the three months ended March 31, 2009 of $0.5 million consists of a $0.9 million unrealized gain on our freight derivative and a $0.1 million unrealized gain on our bunker derivative and a realized loss of $0.5 million on our freight derivative.

NET (LOSS) INCOME—Net loss was $9.1 million for the three months ended March 31, 2010 compared to net income of $18.9 million for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds; cash management

Since our formation, our principal sources of funds have been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Beginning in 2005, General Maritime Subsidiary and subsequently we also adopted policies to use funds to pay dividends and, from time to time, to repurchase our common stock. See below for descriptions of our dividend policy and our share repurchase program.

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock exchange. While we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review other debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms. We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to fund our operations, make vessel acquisitions and implement our dividend policy and possible share repurchases. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

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

Dividend policy

Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(millions)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	$486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid- 2008	$1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
September 30, 2009	December 4, 2009	$0.125		$7.2
	dividends declared and paid- 2009	$1.625

December 31, 2009	March 26, 2010	$0.125		$7.3
	dividends declared and paid- 2010	$0.125

(1) Denotes a special dividend.

All share and per share amounts presented throughout this offering memorandum, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington acquisition.

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

The declaration of dividends and their amount, if any, will depend upon our results and the determination of our Board of Directors. Any dividends paid will be subject to the terms and conditions of our indebtedness and applicable provisions of Marshall Islands law.

Share repurchase program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008. On December 16, 2008, our Board approved repurchases by us of our common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of March 31, 2010. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice. Repurchases will be subject to the terms of our indebtedness, which are described in further detail below.

Through March 31, 2010, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  None of these shares were acquired during 2010.  All of these shares have been retired.

Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Debt Financings

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017.  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of our and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap with RBS (the “RBS Swap”) and the remainder was used for general corporate purposes.  As of March 31, 2010 and December 31, 2009, the discount on the Senior Notes is $7.3 million and $7.4 million, respectively.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

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

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and we were added as a loan party.  The 2005 Credit Facility was used to refinance our then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through December 18, 2009, provides a total commitment of $749.8 million.

On February 24, 2009, we amended the 2005 Credit Facility to accelerate the $50.1 million amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the 2005 Credit Facility.

On October 27, 2009, we entered into an amendment with the lenders under the 2005 Credit Facility, which became effective on November 12, 2009, when we completed our Senior Notes offering (described above).  We agreed with the lenders on which additional vessels may be pledged as additional collateral under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility was amended to, among other things:

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

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require us to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

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

On December 18, 2009, we entered into an amendment with the lenders under the 2005 Credit Facility clarifying certain provisions.  On December 23, 2009, four additional vessels were pledged to the lenders.

Under the 2005 Credit Facility, as amended and restated, we are permitted to pay quarterly cash dividends limited to $0.125 per share.  The 2005 Credit Facility, as amended and restated, currently provides semiannual reductions of $50.1 million commencing on April 26, 2011 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and our subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of March 31, 2010, we have outstanding letters of credit aggregating $5.0 million which expire between October 2010 and March 2011, leaving $45.0 million available to be issued.  However, because there is only $18.8 million available to be borrowed under the 2005 Credit Facility as of March 31, 2010, the amount available to issue letters of credit is limited to that amount.

Under the 2005 Credit Facility, as amended and restated, we are not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.

As of March 31, 2010, we are in compliance with all of the financial covenants under our 2005 Credit Facility, as amended and restated.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of March 31, 2010, $726.0 million of the facility is outstanding. The 2005 Credit Facility is secured by 26 of our double-hull vessels with an aggregate carrying value as of March 31, 2010 of $922.5 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. The 2005 Credit Facility requires us to comply with a collateral maintenance covenant under which the aggregate fair value of these vessels must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on March 31, 2010, was $957.0 million as of March 31, 2010, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to $689.0 million.  Each of our subsidiaries with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provide a guarantee and have pledged our equity interests in General Maritime Subsidiary.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility, as amended and restated, and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  Our net debt to EBITDA ratio for the 12-month period ended March 31, 2010 was approximately 6.42; a 10% decrease in EBITDA would have the effect of increasing our net debt to EBITDA ratio to 7.13. We believe that changes in spot market rates which can be volatile and difficult to project could be a significant factor affecting our future results of operations and EBITDA.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.  In the event of any breach or potential breach of our net debt to EBITDA ratio, we intend to pursue alternatives including discussions with lenders to seek waivers or modifications allowing us to remain in compliance, potential financing or strategic alternatives, or other possible actions.

Interest rates during the three months ended March 31, 2010 ranged from 2.75% to 2.81% on the 2005 Credit Facility.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remained a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding. As a result all liens on these vessels were released.  The RBS Facility had been secured by first priority mortgages over the Arlington Vessels, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The RBS Facility was to mature on January 5, 2011. Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is also party to the RBS Swap.   The RBS Swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726.0 million outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of March 31, 2010 and is described below.

During the three months ended March 31, 2010 and 2009, the Company paid dividends of $7.3 million and $28.9 million, respectively.

A repayment schedule of outstanding borrowings at March 31, 2010 is as follows (dollars in thousands):

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL

2010 (April 1, 2010 - December 31, 2010)	$—	$—	$—
2011	76,312	—	76,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000

	$726,000	$300,000	$1,026,000

Interest Rate Swap Agreements

On March 31, 2010, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland is collateralized by a $9.5 million deposit held by that institution as of March 31, 2010 from which the quarterly cash settlements are paid.  This balance is included in Prepaid expenses and other current assets.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2010 and 2009 was $3.9 million and $2.1 million, respectively.

The Company would have paid a net amount of approximately $21.0 million to settle its outstanding swap agreement based upon its aggregate fair value as of March 31, 2010. This fair value is based upon estimates received from financial institutions.

Interest expense under all of the Company’s credit facilities and interest rate swaps aggregated $18.2 million and $7.5 million for the three months ended March 31, 2010 and 2009, respectively.

Cash and Working Capital

Cash increased to $65.9 million as of March 31, 2010 compared to $52.7 million as of December 31, 2009. Working capital is current assets minus current liabilities. Working capital was $59.9 million as of March 31, 2010 compared to $52.3 million as of December 31, 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities decreased 22.4% to $20.0 million for the three months ended March 31, 2010, compared to $25.7 million for the prior year period.  This decrease is primarily attributable to a net loss of $9.1 million for the three months ended March 31, 2010 compared to net income of $18.9 million for the prior year period.  This increase is partially offset by an increase in accounts payable, accrued expenses and other liabilities of $6.6 million during the three months ended March 31, 2010 compared to a decrease in accounts payable, accrued expenses and other liabilities of $17.3 million during the prior year period.

Cash Flows From Investing Activities

Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2010 compared to $2.1 million of net cash used by investing activities for the prior year period.  The change in net cash from investing activities relates primarily to the following:

•                  During the three months ended March 31, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $2.7 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap.  There was no such deposit during the 2009 period.

•                  During the three months ended March 31, 2010 and 2009, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $1.2 million and $1.2 million, respectively.

•                  During the three months ended March 31, 2009 we expended $1.0 million of costs relating to the Arlington Acquisition.  We made no such comparable payments during the three months ended March 31, 2010.

Cash Flows From Financing Activities

Net cash used by financing activities was $7.4 million and $78.9 million for the three months ended March 31, 2010 and 2009, respectively.  The change in net cash from financing activities relates primarily to the following:

•                  During the three months ended March 31, 2009 we repaid $50.0 million of revolving debt associated with our 2005 Credit Facility.  No such repayments were made during 2010.

•                  During the three months ended March 31, 2010 we paid $7.3 million of dividends to our shareholders compared to $28.9 million paid during the prior year period.

Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years will be required to undergo in-water surveys 2.5 years after a drydock and that vessels will be drydocked every five years, while vessels 15 years or older will be drydocked every 2.5 years, in which case the additional drydocks will take the place of these in-

water surveys. During the three months ended March 31, 2010, we paid $1.2 million of drydock-related costs.  For the year ending December 31, 2010, we anticipate that we will incur costs associated with drydocks on seven vessels. We estimate that the expenditures to complete drydocks during 2010 will aggregate approximately $19 million and that the vessels will be offhire for approximately 310 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the three months ended March 31, 2010, we capitalized $1.2 million relating to capital projects, including steel replacement, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2010, we have budgeted approximately $6.7 million for such projects.

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

The minimum future vessel operating expenses to be paid by the Company under fixed-rate ship management agreements in effect as of March 31, 2010 that will expire in 2010 and 2011 are $6.9 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the four Arlington Vessels currently managed by Northern Marine under fixed-rate ship management agreements, such ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of March 31, 2010 for the categories set forth below (dollars in millions):

	Total	2010 (3)	2011	2012	2013	2014	Thereafter
2005 Credit Facility	$726.0	$—	$—	$76.3	$649.7	$—	$—
Senior Notes	300.0	—	—	—	—	—	300.0
Interest expense (1)	370.6	68.1	63.8	56.7	38.0	36.0	108.0
Senior officer employment agreements (2)	1.8	1.1	0.7	—	—	—	—
Ship management agreements	9.5	6.9	2.6	—	—	—	—
Office leases	16.0	1.3	1.6	1.5	1.4	1.4	8.8
Total commitments	$1,423.9	$77.4	$68.7	$134.5	$689.1	$37.4	$416.8

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

(3)            Denotes the nine month period from April 1, 2010 to December 31, 2010.

Off-Balance-Sheet Arrangements

As of March 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the three months ended March 31, 2010 and 2009, we incurred office expenses totalling $15,000 and $9,000, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of our Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $8,000 and $5,000 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, we incurred fees for legal services aggregating $7,000 and $0, respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2010 and December 31, 2009 the balance of $7,000 and $0, respectively, was outstanding.

During the three months ended March 31, 2010 and 2009, we incurred certain entertainment and travel related costs totaling $135,000 and $65,000, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $10,000 and $10,000 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, Genco made available one of its employees who performed internal audit services for us for which we were invoiced $35,000 and $35,000 respectively, based on actual time spent by the employee, of which the balance due to Genco of $16,000 and $51,000 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $4,274,000 and $1,038,000 respectively. At March 31, 2010 and December 31, 2009, $892,000 and $1,189,000 respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of our board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2010 and 2009 for $14,000 and $5,000 and for $12,000 and $2,000 respectively. A balance of $9,000 and $ 6,000 remains outstanding as of March 31, 2010 and December 31, 2009, respectively.

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

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Our revenues are earned under time charters or voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates. Revenue for voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2010, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of March 31, 2010.

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

DEFERRED DRYDOCK COSTS. Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We defer the costs associated with the drydocks as they occur and amortize these costs on a straight line basis over the period between drydocks. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy reflects the economics and market values of the vessels.

TIME CHARTER ASSET/ LIABILITY. When we acquire a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects our weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  During the three months ended March 31, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Accordingly, effective January 1, 2010, we are amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, we have recorded an asset of $2.4 million and $3.1 million as of March 31, 2010 and December 31, 2009, respectively, which is included in Other assets on our balance sheet.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, we have has recorded a liability of $0.5 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on our balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL. We follow the provisions for FASB ASC 350-20-35, Intangibles- Goodwill and Other (SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of March 31, 2010 and as of December 31, 2009 remained $29.9 million.  All but $1.2 million of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, we determined that there was an impairment of goodwill as of December 31, 2009 of $40.9 million.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009 and charter rates improved during the three months ended March 31, 2010 compared to the fourth quarter of 2009.  In light of these factors, the Company has concluded that there have been no triggering events during the three months ended March 31, 2010 that would require a test for goodwill impairment prior to the annual test to be performed in December 2010.

IMPAIRMENT OF LONG-LIVED ASSETS.  We follow FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10 year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  Based on this analysis performed at December 31, 2009, no impairment was identified for any of the Company’s vessels.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009 and charter rates improved during the three months ended March 31, 2010 compared to the fourth quarter of 2009.  In light of these factors, the Company has concluded that there have been no triggering events during the three months ended March 31, 2010.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At March 31, 2010 and December 31, 2009 we had $726.0 million of floating rate debt with a margin over LIBOR of 2.50%.  As of March 31, 2010 and December 31, 2009, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 4.983%.  A one percent increase in LIBOR would increase interest expense on the portion of our $146.5 million outstanding floating rate indebtedness which is not hedged by approximately $1.5 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2010, approximately 15% of the Company’s direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.3 million for the three months ended March 31, 2010.

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

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of $0.5 million.  We are reviewing these demands and have requested additional information from the U.S. National Pollution Fund relating to these demands. We and General Maritime Management LLC received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and our business. Currently, no charges have been made and no other fines or penalties have been levied against us. We have been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with the matter.

This matter, including the demand from the U.S. National Pollution Fund, has been reported to our protection and indemnity insurance underwriters, and we believe that any such liabilities will be covered by its insurance, less a deductible. We have not accrued reserves for this incident because the amount of any costs that may be incurred by us is not estimable at this time.

ITEM 6.  EXHIBITS

Exhibit	Document (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1)        Exhibit is filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2010	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer & Executive Vice President

Exhibit Index

Exhibit	Document (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

(1)	Exhibit is filed herewith.