Form 10-Q
period 2010-06-30
General Maritime Corp / MI
filed 2010-08-09
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 5, 2010:

Common Stock, par value $0.01 per share 88,902,357 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$150,249	$52,651
Due from charterers, net	19,869	9,142
Prepaid expenses and other current assets	42,844	46,735
Total current assets	212,962	108,528

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $339,432 and $303,660, respectively	1,216,682	1,251,624
Vessel deposits	62,154	—
Other fixed assets, net	14,487	13,251
Deferred drydock costs, net	24,722	25,358
Deferred financing costs, net	11,081	11,728
Derivative asset	—	417
Other assets	2,013	4,497
Goodwill	29,854	29,854
Total noncurrent assets	1,360,993	1,336,729
TOTAL ASSETS	$1,573,955	$1,445,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,014	$33,339
Current portion of long-term debt	250	—
Deferred voyage revenue	71	3,078
Derivative liability	12,783	19,777
Total current liabilities	48,118	56,194
NONCURRENT LIABILITIES:
Long-term debt	992,645	1,018,609
Other noncurrent liabilities	2,560	2,977
Derivative liability	6,520	2,568
Total noncurrent liabilities	1,001,725	1,024,154
TOTAL LIABILITIES	1,049,843	1,080,348
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 140,000,000 shares; issued and outstanding 88,905,357 and 58,248,189 shares at June 30, 2010 and December 31, 2009, respectively	889	583
Paid-in capital	575,692	390,525
Accumulated deficit	(35,383)	(11,995)
Accumulated other comprehensive loss	(17,086)	(14,204)
Total shareholders’ equity	524,112	364,909
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,573,955	$1,445,257

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
VOYAGE REVENUES:
Voyage revenues	$91,467	$80,226	$189,023	$172,575
OPERATING EXPENSES:
Voyage expenses	30,448	9,446	62,118	18,870
Direct vessel expenses	24,265	23,579	48,526	46,563
General and administrative	9,423	9,668	19,150	21,409
Depreciation and amortization	22,294	21,935	44,601	43,785
Loss on disposal of vessel equipment	544	144	531	144
Total operating expenses	86,974	64,772	174,926	130,771
OPERATING INCOME	4,493	15,454	14,097	41,804
OTHER EXPENSE:
Interest expense, net	(18,994)	(7,788)	(37,849)	(15,698)
Other income (expense)	192	(387)	364	69
Net other expense	(18,802)	(8,175)	(37,485)	(15,629)
Net (loss) income	$(14,309)	$7,279	$(23,388)	$26,175

Basic (loss) earnings per common share	$(0.25)	$0.13	$(0.41)	$0.48
Diluted (loss) earnings per common share	$(0.25)	$0.13	$(0.41)	$0.47

Weighted average shares outstanding:
Basic	58,373,273	54,535,566	57,024,567	54,523,114
Diluted	58,373,273	55,591,749	57,024,567	55,540,917

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Loss	Loss	Total
Balance as of January 1, 2010	$583	$390,525	$(11,995)	$(14,204)		$364,909

Comprehensive loss:
Net loss			(23,388)		$(23,388)	(23,388)
Unrealized derivative loss on cash flow hedge				(1,139)	(1,139)	(1,139)
Foreign currency translation losses				(1,743)	(1,743)	(1,743)
Comprehensive loss					$(26,270)
Cash dividends paid		(14,569)				(14,569)
Issuance of 30,600,000 shares of common stock and 57,168 shares of restricted stock	306	195,343				195,649
Restricted stock amortization		4,393				4,393
Balance at June 30, 2010	$889	$575,692	$(35,383)	$(17,086)		$524,112

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,388)	$26,175
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of vessel equipment	531	144
Depreciation and amortization	44,601	43,785
Amortization of deferred financing costs	1,278	693
Amortization of discount on Senior Notes	286	—
Restricted stock amortization	4,393	5,209
Net unrealized (gain) loss on derivative financial instruments	(88)	540
Allowance for bad debts	524	(71)
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(11,251)	6,027
Decrease in prepaid expenses and other assets	949	2,575
Decrease in accounts payable, accrued expenses and other liabilities	(2,736)	(13,024)
Decrease in deferred voyage revenue	(3,007)	(929)
Deferred drydock costs incurred	(5,803)	(14,282)
Net cash provided by operating activities	6,289	56,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other fixed assets	(4,760)	(3,337)
Decrease in deposit with counterparty for interest rate swap	5,426	—
Expenditures for Arlington Merger	—	(1,144)
Payments for deposits on Vessels	(62,095)	—
Net cash used by investing activites	(61,429)	(4,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit facilities	(26,000)	(50,000)
Proceeds from issuance of common stock	195,649
Deferred financing costs paid	(631)	(22)
Cash dividends paid	(14,569)	(57,794)
Net cash provided (used) by financing activities	154,449	(107,816)
Effect of exchange rate changes on cash balances	(1,711)	(53)
Net increase (decrease) in cash	97,598	(55,508)
Cash, beginning of the year	52,651	104,146
Cash, end of period	$150,249	$48,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest (net of amount capitalized)	$38,551	$15,942
Restricted stock granted (net of forfeitures)	$442	$113

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER DAY AND SHARE DATA)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - General Maritime Corporation (the “Company”) through its subsidiaries provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and Handymax vessels. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

BASIS OF PRESENTATION - On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”). As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company. In addition, upon the consummation of the Mergers, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.

The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2009 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K/A for the year ended December 31, 2009.

BUSINESS GEOGRAPHICS - Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At June 30, 2010 and December 31, 2009, the Company has a reserve of approximately $1,077 and $553, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there are no unasserted claims on any of its time charters; accordingly, there is no reserve as of June 30, 2010 and December 31, 2009.

TIME CHARTER ASSET/ LIABILITY - When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  During the six months ended June 30, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Accordingly, effective January 1, 2010, the Company is amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate determined at the time of acquisition, the Company has recorded an asset of $1,757 and $3,117 as of June 30, 2010 and December 31, 2009, respectively, which is included in Other assets on the Company’s balance sheets.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, the Company has recorded a liability of $284 and $671 as of June 30, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheets.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL - The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles- Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of June 30, 2010 and December 31, 2009 was $29,854 and $29,854, respectively.  All but $1,245 of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2009 of $40,872.  Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009 and spot charter rates improved during the six months ended June 30, 2010 compared to the prior year period.  In light of these factors, the Company has concluded that there have been no triggering events during the six months ended June 30, 2010 that would require a test for goodwill impairment prior to the annual test to be performed in December 2010.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10 year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  Based on this analysis performed at December 31, 2009, no impairment was identified for any of the Company’s vessels.  Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009 and spot charter rates improved during the six months ended June 30, 2010 compared to the prior year period.  In light of these factors, the Company has concluded that there have been no triggering events during the six months ended June 30, 2010 that would require a test for impairment of vessels.

EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable periods.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised utilizing the treasury stock method.

COMPREHENSIVE INCOME - The Company follows FASB ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130), which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income, unrealized gains and losses relating to the Company’s interest rate swaps net of reclassifications to earnings, and foreign currency translation adjustments.

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments do not qualify for hedge accounting for accounting purposes, although the Company considers certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheets as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions are recorded as Other income (expense) on the statement of operations as applicable.  See Notes 6, 7 and 8 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT - The Company is exposed to interest rate risk through its variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution, the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging (formerly SFAS No. 133) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 6, 7 and 8 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK - The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS - For the six months ended June 30, 2010, one customer accounted for 15.2% of revenue.  For the six months ended June 30, 2009, three customers accounted for 38.2%, 21.9% and 10.1% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and six months ended June 30, 2010 and 2009, none of the Company’s outstanding stock options were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Weighted average common shares outstanding- basic	58,373,273	54,535,566	57,024,567	54,523,114

Diluted earnings per share:
Weighted average common shares outstanding- basic	58,373,273	54,535,566	57,024,567	54,523,114
Stock options	—	—	—	—
Restricted stock awards	—	1,056,183	—	1,017,803
Weighted average common shares outstanding- diluted	58,373,273	55,591,749	57,024,567	55,540,917

Due to the net loss realized for the three months and six months ended June 30, 2010, potentially dilutive restricted stock awards totaling 369,305 shares and 340,272 shares, respectively, were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $1,681 and for legal and registration fees included in Vessel deposits of $59 for the six months ended June 30, 2010.  The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,104 for the six months ended June 30, 2009.

4.             VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”), for an aggregate purchase price of approximately $620,000. The purchases are subject to additional documentation and customary closing conditions and the vessels are expected to be delivered between July 2010 and April 2011.

One of the VLCCs under these agreements is currently employed under a time charter with an expiration date of January 2011 at a gross rate of $32,500 per day. Another VLCC is currently employed under a time charter with an expiration date of February 2011 at a gross rate of $33,500 per day with a six month renewal option at a gross rate of $41,000 per day period. The Company expects to take delivery of these two VLCCs with the associated time charter contracts and anticipates that it will obtain the approval of the charterers to novate the associated time charter contracts prior to their delivery. Upon delivery of these two vessels, the Company anticipates that the time charters will be temporarily suspended until each vessel receives its vettings. Two other VLCCs are currently employed under time charters with expiration dates of September 2010. The Company expects to take delivery of these two other VLCCs in October 2010 after expiration of the time charters.

On June 23, 2010, the Company made deposits on these seven vessels aggregating $62,000 which have been placed in escrow.  The Company intends to pay for these vessels with the combination of proceeds from a common stock offering (see Note 11) and a new credit facility collateralized by these seven vessels (see Note 6) and cash generated by operations through their acquisition dates and/or additional equity offerings.

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$11,279	$14,137
Accrued operating expenses	12,107	10,951
Accrued administrative expenses	3,982	2,204
Accrued interest	7,646	6,047
Total	$35,014	$33,339

6.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
2005 Credit Facility	$700,000	$726,000
Senior Notes, net of discount of $7,105 and $7,391	292,895	292,609
Long-term debt	992,895	1,018,609
Less: Current portion of long-term debt	250	—
Long-term debt	$992,645	$1,018,609

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Series A Notes”).  Interest on the Series A Notes is

payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Series A Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Series A Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Series A Notes on an unsecured basis. If the Company is unable to make payments on the Series A Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Series A Notes, prior to payment of fees and expenses, were $292,536.  As of June 30, 2010 and December 31, 2009, the discount on the Series A Notes is $7,105 and $7,391, respectively.  This discount is being amortized as interest expense over the term of the Series A Notes using the effective interest method.

The Company has the option to redeem all or a portion of the Series A Notes at any time on or after November 15, 2013 at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption, and at any time prior to November 15, 2013 at a make-whole price.  In addition, at any time prior to November 15, 2012, the Company may, at its option, redeem up to 35% of the Series A Notes with the proceeds of certain equity offerings.

If the Company experiences certain kinds of changes of control, the Company must offer to purchase the Series A Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Series A Notes were issued contains covenants that, among other things, limit the Company’s ability and the ability of any of its “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on its capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of its subsidiaries, (iv) restrict dividends or other payments by its subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

On June 30, 2010 the Company commenced an offer to exchange up to $300,000 principal amount of newly issued 12% Senior Notes due 2017 (the “Series B Notes”) registered under the Securities Act of 1933, as amended, for the Series A Notes.  The Series B Notes will be identical in all material respects to the Series A Notes, except that the Series B Notes have been registered with the Securities and Exchange Commission and will not contain terms with respect to transfer restrictions under the Securities Act, registration rights or payment of additional interest as liquidated damages applicable to the Series A Notes.

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

On February 24, 2009, the Company received consent under the 2005 Credit Facility to accelerate the $50,063 amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

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

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 through and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter (See Note 13, which describes a change to this covenant pursuant to an amendment of the 2005 Credit Facility entered into on July 12, 2010).

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require the Company to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

•                  Restrict the Company’s quarterly dividends to no more than $0.125 per share (see Note 13 for a discussion of the 2010 Credit Facility which limits the aggregate amount of cash dividends paid in any fiscal year to $30,000).

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

Under the 2005 Credit Facility, as amended and restated, the Company is permitted to pay quarterly cash dividends limited to $0.125 per share (see Note 13 for a discussion of the 2010 Credit Facility which limits the aggregate amount of cash dividends paid in any fiscal year to $30,000).  The 2005 Credit Facility, as amended and restated, currently provides for semiannual reductions of $50,063 commencing on April 26, 2011 and a bullet reduction of $599,625 on October 26, 2012. Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of June 30, 2010, the Company has outstanding letters of credit aggregating $5,008 which expire between October 2010 and March 2011, leaving $44,992 available to be issued.  However, because there is only $44,805 available to be borrowed under the 2005 Credit Facility as of June 30, 2010, the amount available to issue letters of credit is limited to that amount.

Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000. The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of June 30, 2010 and December 31, 2009, $700,000 and $726,000, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 26 of the Company’s vessels with an aggregate carrying value as of June 30, 2010 of $909,247, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

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

As of June 30, 2010, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility and Senior Notes.

Interest rates on the 2005 Credit Facility during the six months ended June 30, 2010 and 2009 ranged from 2.75% to 3.06% and 1.31% to 2.50%, respectively.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland.  This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of June 30, 2010 and is described below.

A repayment schedule of outstanding borrowings at June 30, 2010 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL

2010 (July 1, 2010 - December 31, 2010)	$—	$—	$—
2011	50,312	—	50,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000
	$700,000	$300,000	$1,000,000

During the six months ended June 30, 2010 and 2009, the Company paid dividends of $14,569 and $57,794, respectively.

Interest Rate Swap Agreements

On June 30, 2010, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579,500, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2010 and 2009 was $7,837 and $4,589, respectively.

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The RBS Swap is collateralized by a $6,821 deposit held by that institution as of June 30, 2010 from which the quarterly cash settlements are paid.  This balance is included in Prepaid expenses on the Company’s balance sheets.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $36,475 and $14,937 for the six months ended June 30, 2010 and 2009, respectively.

The Company would have paid approximately $19,303 to settle its outstanding swap agreements based upon their aggregate fair value as of June 30, 2010. This aggregate fair value is based upon estimates received from financial institutions.  At June 30, 2010, $9,380 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

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

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company is party to the following derivative financial instruments, which are not designated as hedges:

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

During May 2010, the Company sold a call option with a strike price of $63.50 per barrel to and purchased a put option with a strike price of $70.75 per barrel from the same counterparty, the net cost of which was nil.  Each contract is for a notional 12,500 barrels per month of No. 6 3.0% US Gulf Coast fuel oil with a cash settlement, if applicable, at the end of each of the three months in the period from July 1, 2010 to September 30, 2010.  The settlement amount, if any, will be the difference between the average price of the commodity for the month of settlement.  If such commodity price falls between $63.50 per barrel and $70.75 per barrel, there is no required cash settlement.  To the extent the average price per barrel of the commodity for the month of settlement exceeds $70.75, the Company would receive from the counterparty the difference in price per barrel multiplied by the notional number of barrels.  To the extent the average price per barrel of the commodity for the month of settlement is less than $63.50, the Company would pay the counterparty the difference in price per barrel multiplied by the notional number of barrels.  As of June 30, 2010, the forward price of the commodity for each of the three months in the period ending September 30, 2010 was greater than $63.50 and less than $70.75, indicating that for each month in the settlement period no cash would change hands.  Accordingly, this contract has a value of nil at June 30, 2010.

The Company considers its fuel derivative contracts to be speculative.

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

This contract net settled each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index and a specified bunker price index.  The Company recorded an unrealized gain, which related to changes in the fair market value of the freight derivative determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers of $568 for the six months ended June 30, 2009, which was reflected on the Company’s statement of operations as Other income (expense).  The Company recorded an aggregate realized gain of $720 for the six months ended June 30, 2009 which was classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Asset, noncurrent	$—	$417
Interest rate contracts	Derivative Liability, current	(12,783)	(19,777)
Interest rate contracts	Derivative Liability, noncurrent	(6,520)	(2,568)
Total derivatives designated as hedging instruments under FASB ASC 815		(19,303)	(21,928)

Total derivatives		$(19,303)	$(21,928)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Six months ended June 30,		Income (Effective	Six months ended June 30,		Derivative (Ineffective	Six months ended June 30,
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009
Interest rate contracts	$(8,823)	$1,356	Interest Expense	$(7,684)	$(4,515)	Other income/expense	$62	$(158)
Total	$(8,823)	$1,356		$(7,684)	$(4,515)		$62	$(158)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging Instruments under	Recognized in Income on	Six months ended June 30,
FASB ASC 815	Derivative	2010	2009
Freight derivative	Other income/expense	$—	$152
Bunker derivative	Other income/expense	—	142
Total		$—	$294

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Three months ended June 30,		Income (Effective	Three months ended June 30,		Derivative (Ineffective	Three months ended June 30,
Relationships	2010	2009	Portion)	2010	2009	Portion )	2010	2009
Interest rate contracts	$(3,982)	$2,822	Interest Expense	$(3,907)	$(2,396)	Other income/expense	$28	$(78)
Total	$(3,982)	$2,822		$(3,907)	$(2,396)		$28	$(78)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging Instruments under	Recognized in Income on	Three months ended June 30,
FASB ASC 815	Derivative	2010	2009
Freight derivative	Other income/expense	$—	$(224)
Foreign currency derivative	Other income/expense	—	—
Total		$—	$(224)

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$150,249	$150,249	$52,651	$52,651
Floating rate debt	700,000	700,000	726,000	726,000
Senior Notes	292,895	305,625	292,609	319,500
Derivative financial instruments, net liability (See Note 7)	19,303	19,303	21,928	21,928

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

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	June 30, 2010	December 31, 2009
	Significant Other Observable Inputs	Significant Other Observable Inputs
	(Level 2)	(Level 2)
Derivative instruments — asset position	$0	$417
Derivative instruments — liability position	(19,303)	(22,345)

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on Level 3 inputs for the six months ended June 30, 2009 is as follows:

Fair value, January 1, 2009	$(132)
Fair value, June 30, 2009	—
Unrealized gain	132
Realized gain, cash settlements received	10
Total gain, recorded as Other expense	$142

9.             RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 and 2009, the Company incurred office expenses totalling $29 and $85, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $7 and $5 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company incurred fees for legal services aggregating $52 and $0, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2010 and December 31, 2009, the balance of $45 and $0, respectively, was outstanding.

During the six months ended June 30, 2010 and 2009, the Company incurred certain entertainment and travel related costs totaling $148 and $113, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4 and $10 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $66 and $62, respectively, based on actual time spent by the employee, of which the balance due to Genco of $19 and $51 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $10,059 and $1,856, respectively. At June 30, 2010 and December 31, 2009, $847 and $1,189, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the six months ended June 30, 2010 and 2009 for $28 and $28 and for $8 and $3, respectively. A balance of $0 and $6 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

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

Stock Options

As of June 30, 2010, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the six months ended June 30, 2010 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of June 30, 2010, all of which were fully vested by December 31, 2009:

	Options Outstanding and Exercisable, June 30, 2010
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$10.88	1,675	$10.88	3.3
$16.84	5,025	$16.84	3.9
	6,700	$15.35	3.8

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

On May 14, 2009, the Company granted a total of 42,252 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock lapsed on May 13, 2010 which was the date of the Company’s 2010 Annual Meeting of Shareholders. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

On May 13, 2010, the Company granted a total of 57,168 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock will lapse, if at all, on May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted average grant-date fair value of restricted stock granted during the six months ended June 30, 2010 and 2009 is $7.74 per share and $9.59 per share, respectively.

A summary of the activity for restricted stock awards during the three months and six months ended June 30, 2010 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding and nonvested, January 1, 2010	2,587,313	$22.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and nonvested, March 31, 2010	2,587,313	22.95
Granted	57,168	7.74
Vested	(42,252)	9.59
Forfeited	—	—
Outstanding and nonvested, June 30, 2010	2,602,229	$22.83

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2010:

	2010 *	2011	2012	2013	2014	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$372	$738	$740	$738	$646	$—	$3,234
April 5, 2005	881	1,749	1,753	1,749	1,749	—	7,881
December 21, 2005	546	974	976	974	973	851	5,294
December 18, 2006	426	628	541	539	539	1,012	3,685
December 21, 2007	670	997	728	620	620	1,785	5,420
December 15, 2008	203	231	101	10	—	—	545
December 23, 2008	243	305	172	71	—	—	791
December 24, 2009	665	712	375	150	—	—	1,902
May 13, 2010	223	161	—	—	—	—	384
Total by year	$4,229	$6,495	$5,386	$4,851	$4,527	$3,648	$29,136

* Represents the period from July 1, 2010 through December 31, 2010.

As of June 30, 2010 and December 31, 2009, there was $29,136 and $33,086, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2010, this cost is expected to be recognized as an addition to paid-in capital over a weighted average period of 2.5 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended June 30, 2010 and 2009 was $2,211 and $2,635, respectively. Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2010 and 2009 was $4,393 and $5,209, respectively.

11.          COMMON STOCK OFFERING

On June 17, 2010, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co., Dahlman Rose & Company, LLC, Jefferies & Company, Inc. and J.P. Morgan Securities Inc., as representatives for the several underwriters referred to in the Underwriting Agreement (collectively, the “Underwriters”), pursuant to which the Company sold to the Underwriters an aggregate of 30,600,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), for a purchase price of $6.41 per share (the “Purchase Price”), which reflects a price to the public of $6.75 per share less underwriting discounts and commissions.

On June 23, 2010, the Company received $195,649 for the issuance of these 30,600,000 shares, net of issuance costs.

12.          LEGAL PROCEEDINGS

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

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for $5,833 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against the Company for $500.  The Company and its protection and indemnity insurer have offered to pay these amounts in connection with negotiating a settlement with and a release from the U.S. National Pollution Fund. The Company and General Maritime Management LLC received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and the Company’s business. Currently, no charges have been made and no other fines or penalties have been levied against the Company.

The Company has been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities will be covered by its insurance, less a deductible. The Company has not accrued reserves for this incident because the amount of any costs that may be incurred by the Company is not estimable at this time.

13.          SUBSEQUENT EVENTS

On July 2, 2010, the Company took delivery of a 2010-built VLCC for $119,000 and paid cash of $107,100, net of the 10% deposit previously paid. (See Note 4.)

On July 12, 2010, the Company entered into an amendment to its 2005 Credit Facility, among the Company, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”) as administrative and collateral agents and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. This amendment revises the indebtedness covenant to permit the Company to incur indebtedness under a proposed new $372,000 senior secured credit facility (described below). In addition, the Company has entered into agreements with subsidiaries of Metrostar to aquire the Metrostar Vessels (see Note 4). The amendment revised the definition of EBITDA to include the earnings of the Metrostar Vessels when they are acquired. Under the 2005 Credit Facility, the Company is obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant. Subject to certain exceptions, the Company is also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one year period following such incurrence (the “Incurrence Test”). As a result of the amendment, when such Metrostar Vessels are acquired, the Company will be able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. The earnings will be deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses. All other material terms of the 2005 Credit Facility remain unchanged.

On July 16, 2010, the Company entered into a term loan facility (the “2010 Credit Facility”) among the Company, as parent, General Maritime Subsidiary II Corporation, as borrower (“General Maritime Subsidiary II”), the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch (“DnB”), together with Nordea, as joint lead arrangers and joint book runners.  The 2010 Credit Facility provides for a total commitment of $372,000, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50,000 will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans will be available solely to finance, in part, the acquisition of the seven double-hull vessels (the “Metrostar Vessels”) which the Company agreed to acquire from subsidiaries of Metrostar Management Corporation group in June 2010.  These vessels will be collateral under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50,000 of the Term Loans that will be converted into Revolving Loans and for working capital and general corporate purposes.

Under the 2010 Credit Facility, the Company is permitted to pay cash dividends limited to $30,000 per fiscal year.  The 2010 Credit Facility provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Any remaining amounts outstanding will be repaid in full on the maturity date.

The 2010 Credit Facility carries an interest rate of LIBOR plus 300 basis points on the outstanding portion and a commitment fee of 125 basis points on the unused portion.  The 2010 Credit Facility is secured by the Metrostar Vessels, as well as General Maritime Subsidiary II’s equity interests in its subsidiaries that own such assets, insurance proceeds, earnings and certain long-term charters of the collateralized vessels and certain deposit accounts related to the vessels.  Each subsidiary of General Maritime Subsidiary II with an ownership interest in these vessels will provide an unconditional guaranty of amounts owing under the 2010 Credit Facility.  The Company will also provide a guaranty and has pledged its equity interests in General Maritime Subsidiary II.

The Company’s ability to borrow amounts under the 2010 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents.  These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2010 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets.  The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  Under the 2010 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the total available unutilized Revolving Loans and available unutilized commitments under the 2005 Credit Facility, among the Company, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea, as administrative and collateral agents and Nordea, HSH Nordbank AG and DnB, as joint lead arrangers and joint bookrunners and (2) $25,000, to be less than $50,000 at any time.  The 2010 Credit Facility requires that the Company comply with a collateral maintenance covenant under which the aggregate fair market value of these vessels must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually.  The Company estimates that the aggregate fair value of such vessels, as determined by valuations received on July 12, 2010, is $641,000.  The permitted net debt to EBITDA ratio under the 2010 Credit Facility will be 6.5:1.0 to and including September 30, 2010, 6.0:1.0 from December 31, 2010 until September 30, 2011 and 5.5:1.0 thereafter.  The 2010 Credit Facility defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  In addition, when such Metrostar Vessels are acquired, the Company will be able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. The earnings will be deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2010 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature.

Through July 30, 2010, the Company has drawn $115,800 of the 2010 Credit Facility associated with the delivery of two VLCCs on July 2, 2010 and August 2, 2010.

On July 29, 2010, the Company completed its offer to exchange (the “Exchange Offer”) up to $300,000 aggregate principal amount of its Series A Notes initially issued by the Company in November 2009 in a private offering for an equal principal amount of Series B Notes registered under the Securities Act of 1933, as amended. The Exchange Offer expired at 5:00 p.m., New York City time, on July 29, 2010.

A total of $300,000 aggregate principal amount of the Series A Notes, representing 100% of the outstanding principal amount of the Series A Notes, were validly tendered and accepted for exchange by the Company.

On July 26, 2010, the Company’s Board of Directors declared a $0.08 per share dividend that will be payable on or about September 3, 2010.

On August 2, 2010, the Company took delivery of a 2002-built VLCC for $74,000 and paid cash of $66,600, net of the 10% deposit previously paid. (See Note 4.)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following:  (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) acts of war, terrorism or piracy; (xvii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xviii) changes in the itineraries of our vessels; (xix) adverse changes in foreign currency exchange rates affecting our expenses; (xx) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; sourcing, completion and funding of financing on acceptable terms; financial market conditions; and (xxi) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K/A for the year ended December 31, 2009 and our subsequent reports on Form 10-Q and Form 8-K.

Our ability to pay dividends in any period will depend upon factors including applicable provisions of Marshall Islands law, restrictions under our credit facilities and indenture governing our Senior Notes and the final determination by our Board of Directors each quarter after its review of our financial performance.  The timing and amount of dividends, if any, could also be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  As a result, the amount of dividends actually paid may vary.  Our dividend policy may be changed at any time by our Board of Directors.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2010 and 2009. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services. As of June 30, 2010, our fleet consisted of 31 vessels (12 Aframax vessels, 11 Suezmax vessels, two VLCCs, two Panamax vessels and four Handymax vessels) with a total cargo carrying capacity of 3.9 million deadweight tons.

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

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million. The purchases are subject to additional documentation and customary closing conditions and the vessels are expected to be delivered between July 2010 and April 2011.

One of the VLCCs under these agreements is currently employed under a time charter with an expiration date of January 2011 at a gross rate of $32,500 per day. Another VLCC is currently employed under a time charter with an expiration date of February 2011 at a gross rate of $33,500 per day with a six month renewal option at a gross rate of $41,000 per day. The Company expects to take delivery of these two VLCCs with the associated time charter contracts and expects to obtain the approval of the charterers to novate the associated time charter contracts prior to their delivery. Upon delivery of these two vessels, the Company anticipates that the time charters will be temporarily suspended until each vessel receives its vettings. Two other VLCCs are currently employed under time charters with expiration dates of September 2010. The Company expects to take delivery of these two other VLCC’s in October 2010 after expiration of the time charters.

On June 23, 2010, the Company made deposits on these seven vessels aggregating $62 million which have been placed in escrow.  The Company intends to pay for these vessels with the combination of proceeds from a common stock offering and a new credit facility collateralized by these seven vessels and cash generated by operations through their acquisition dates and/or additional equity offerings.

On July 2, 2010, we took delivery of a 2010-built VLCC.  We had agreed to buy the vessel under the terms of agreements that we entered into with subsidiaries of Metrostar to acquire five VLCCs and two Suezmax newbuildings for an aggregate purchase price of approximately $62 million.  The 2010-built VLCC is the first vessel to be delivered to us under such agreements.  We paid a total purchase price of approximately $119 million for the 2010-built VLCC, using a portion of the net proceeds from the offering of shares of our common stock completed on June 23, 2010.  We plan to refinance a portion of the purchase price through borrowings under the 2010 Credit Facility.

Currently, we own a fully double-hull fleet of 33 tankers - four VLCCs, 11 Suezmax tankers, 12 Aframax, two Panamax and four Handymax product tankers with a total carrying capacity of approximately 4.5 million dwt.

A summary of our completed vessel acquisitions and dispositions between January 1, 2008 and June 30, 2010 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Elektra	Acquired	Aframax	October 7, 2008
Genmar Daphne	Acquired	Aframax	December 3, 2008
Genmar Victory	Acquired	VLCC	December 16, 2008
Genmar Vision	Acquired	VLCC	December 16, 2008
Stena Compatriot	Acquired	Panamax	December 16, 2008
Genmar Companion	Acquired	Panamax	December 16, 2008
Genmar Concord	Acquired	Handymax	December 16, 2008
Stena Consul	Acquired	Handymax	December 16, 2008
Stena Concept	Acquired	Handymax	December 16, 2008
Stena Contest	Acquired	Handymax	December 16, 2008

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Six months ended
	June-10	June-09	June-10	June-09

INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$91,467	$80,226	$189,023	$172,575
Voyage expenses	30,448	9,446	62,118	18,870
Direct vessel expenses	24,265	23,579	48,526	46,563
General and administrative expenses	9,423	9,668	19,150	21,409
Depreciation and amortization	22,294	21,935	44,601	43,785
Loss on disposal of vessel equipment	544	144	531	144
Total operating expenses	86,974	64,772	174,926	130,771
Operating income	4,493	15,454	14,097	41,804
Net interest expense	18,994	7,788	37,849	15,698
Other (income) expense	(192)	387	(364)	(69)
Net other expense	18,802	8,175	37,485	15,629
Net (loss) income	$(14,309)	$7,279	$(23,388)	$26,175
Basic (loss) earnings per share	$(0.25)	$0.13	$(0.41)	$0.48
Diluted (loss) earnings per share	$(0.25)	$0.13	$(0.41)	$0.47
Weighted average shares outstanding, thousands	58,373	54,536	57,025	54,523
Diluted average shares outstanding, thousands	58,373	55,592	57,025	55,541

	June-10	December-09
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$150,249	$52,651
Current assets, including cash	212,962	108,528
Total assets	1,573,955	1,445,257
Current liabilities	48,118	56,194
Total long-term debt, including current portion	992,895	1,018,609
Shareholders’ equity	524,112	364,909

	Three months ended		Six months ended
	June-10	June-09	June-10	June-09
OTHER FINANCIAL DATA
(dollars in thousands)

Net cash (used) provided by operating activities	$(13,682)	$31,098	$6,289	$56,842
Net cash used by investing activities	(62,943)	(2,356)	(61,429)	(4,481)
Net cash provided (used) by financing activities	161,858	(28,884)	154,449	(107,816)
Capital expenditures
Vessel purchases, including deposits	(62,095)	—	(62,095)	—
Drydocking or capitalized survey or improvement costs	(4,600)	(12,491)	(5,803)	(14,282)
Weighted average long-term debt	1,018,727	940,500	1,018,727	948,787
OTHER DATA
EBITDA (1)	$26,979	$37,002	$59,062	$85,658
FLEET DATA
Total number of vessels at end of period	31	31	31	31
Average number of vessels (2)	31.0	31.0	31.0	31.0
Total voyage days for fleet (3)	2,696	2,560	5,405	5,259
Total time charter days for fleet	1,470	2,163	3,084	4,310
Total spot market days for fleet	1,226	397	2,321	949
Total calendar days for fleet (4)	2,821	2,821	5,611	5,611
Fleet utilization (5)	95.6%	90.7%	96.3%	93.7%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$22,633	$27,649	$23,479	$29,227
Direct vessel operating expenses per vessel (7)	8,603	8,359	8,648	8,299

	Three months ended		Six months ended
	June-10	June-09	June-10	June-09
EBITDA Reconciliation
Net (loss) income	$(14,309)	$7,279	$(23,388)	$26,175
+ Net interest expense	18,994	7,788	37,849	15,698
+ Depreciation and amortization	22,294	21,935	44,601	43,785
EBITDA	$26,979	$37,002	$59,062	$85,658

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2010 and 2009 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	39.8%	33.3%	38.2%	30.3%
General and administrative expenses	15.4%	13.7%	15.1%	13.9%
Depreciation and amortization	36.5%	31.0%	35.1%	28.5%
Loss on disposal of vessel equipment	0.9%	0.2%	0.4%	0.1%
Operating income	7.4%	21.8%	11.2%	27.2%
Net interest expense	-31.1%	-11.0%	-29.8%	-10.2%
Other (expense) income	0.3%	-0.5%	0.3%	0.0%
Net (loss) income	-23.4%	10.3%	-18.3%	17.0%

(1)         Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
INCOME STATEMENT DATA	ENDED JUNE 30,		ENDED JUNE 30,
(Dollars in thousands, except share data)	2010	2009	2010	2009

Voyage revenues	$91,467	$80,226	$189,023	$172,575
Voyage expenses	30,448	9,446	62,118	18,870
Net voyage revenues	$61,019	$70,780	$126,905	$153,705

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

VOYAGE REVENUES- Voyage revenues increased by $11.3 million, or 14.0%, to $91.5 million for the three months ended June 30, 2010 compared to $80.2 million for the prior year period.  This increase is attributable to a significant increase in spot rates attained on our vessels under spot voyage charters for the three months ended June 30, 2010 as compared to the prior year period. This increase in voyage revenues also reflects a greater proportion of our fleet being deployed on spot voyage charters during the three months ended June 30, 2010 as compared to the prior year.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues to recoup these expenses.

Also contributing to this increase is a 5.3% increase in the number of vessel operating days during the three months ended June 30, 2010 to 2,696 days from 2,560 days in the prior year period, attributable to less offhire days during the 2010 period. The average size of our fleet was 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for both the three month periods ended June 30, 2010 and 2009.

These increases were partially offset by a decline in time charter rates during the three months ended June 30, 2010 as compared to the prior year period, as discussed below under “Net Voyage Revenues”.

Voyage revenues are expected to increase during the second half of 2010 as the Metrostar Vessels are added to our fleet.

VOYAGE EXPENSES- Voyage expenses increased $21.0 million, or 222%, to $30.4 million for the three months ended June 30, 2010 compared to $9.4 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the three months ended June 30, 2010, the number of days our vessels operated under spot voyage increased by 829, or 209%, to 1,226 days (614 days Aframax and 612 days Suezmax) from 397 days (all of which relate to Aframax vessels) during the prior year period.  Also contributing to the increase in voyage expenses during the three months ended June 30, 2010 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2010 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $17.2 million, or 396%, to $21.6 million during the three months ended June 30, 2010 compared to $4.4 million during the prior year period.  This increase in fuel cost corresponds to a 60.5% increase in fuel cost per spot voyage day to $17,634 during the three months ended June 30, 2010 compared to $10,988 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $2.9 million, or 111%, to $5.5 million during the three months ended June 30, 2010 compared to $2.6 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days.

Voyage expenses are expected to increase during the second half of 2010 as the Metrostar Vessels are added to our fleet.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $9.8 million, or 13.8%, to $61.0 million for the three months ended June 30, 2010 compared to $70.8 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the three months ended June 30, 2010 compared to prior year.  Our average TCE rates decreased to $22,633 during the three months ended June 30, 2010 compared to $27,649 for the prior year period.  This decrease in TCE is primarily attributable to a decline in time charter rates during the three months ended June 30, 2010 compared to the prior year period due to vessels with time charters that expired during 2009 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  This decrease is partially offset by an increase during the three months ended June 30, 2010 as compared to the prior year period in TCE rates for our vessels on spot voyage charters as well as an increase in the number of vessel operating days.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,		Increase	%
	2010	2009	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$8,143	$15,689	$(7,546)	-48.1%
Suezmax	11,420	33,185	(21,765)	-65.6%
VLCC	6,550	8,333	(1,783)	-21.4%
Panamax	3,613	4,317	(704)	-16.3%
Product	5,221	6,018	(797)	-13.2%
Total	34,947	67,542	(32,595)	-48.3%

Spot charter:
Aframax	9,982	3,238	6,744	208.3%
Suezmax	16,090	—	16,090	n/a
Total	26,072	3,238	22,834	705.2%

TOTAL NET VOYAGE REVENUE	$61,019	$70,780	$(9,761)	-13.8%

Vessel operating days:
Time charter:
Aframax	446	516	(70)	-13.6%
Suezmax	303	925	(622)	-67.2%
VLCC	182	181	1	0.6%
Panamax	180	177	3	1.7%
Product	359	364	(5)	-1.4%
Total	1,470	2,163	(693)	-32.0%

Spot charter:
Aframax	614	397	217	54.7%
Suezmax	612	—	612	n/a
Total	1,226	397	829	208.8%
TOTAL VESSEL OPERATING DAYS	2,696	2,560	136	5.3%
AVERAGE NUMBER OF VESSELS	31.0	31.0	—	0.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,259	$30,404	$(12,145)	-39.9%
Suezmax	$37,690	$35,878	$1,812	5.1%
VLCC	$35,991	$46,039	$(10,048)	-21.8%
Panamax	$20,070	$24,390	$(4,320)	-17.7%
Product	$14,543	$16,531	$(1,988)	-12.0%
Combined	$23,774	$31,226	$(7,452)	-23.9%

Spot charter:
Aframax	$16,259	$8,157	$8,102	99.3%
Suezmax	$26,291	$—	$26,291	n/a
Combined	$21,266	$8,157	$13,109	160.7%
TOTAL TCE	$22,633	$27,649	$(5,016)	-18.1%

As of June 30, 2010, 16 of our vessels are on time charters expiring between July 2010 and February 2012, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Agamemnon	Aframax	July 7, 2010		$18,000
Genmar Ajax	Aframax	October 23, 2010		$17,500
Genmar Daphne	Aframax	August 2, 2010		$19,000
Genmar Defiance	Aframax	October 1, 2010		$17,500
Genmar George T.	Suezmax	July 18, 2010		$39,000
Genmar Revenge	Aframax	July 31, 2010		$30,000
Genmar St. Nikolas	Suezmax	February 7, 2011		$39,000
Genmar Strength	Aframax	August 29, 2010		$18,500
Genmar Companion	Panamax	January 27, 2011	(2)	$17,000
Stena Compatriot	Panamax	November 10, 2010	(2)	$18,989
Stena Concept	Handymax	July 4, 2011	(2)	$18,264	(3)
Genmar Concord	Handymax	February 2, 2011		$12,659
Stena Consul	Handymax	November 10, 2010	(2)	$16,964
Stena Contest	Handymax	July 4, 2011	(2)	$18,264	(3)
Genmar Victory	VLCC	February 11, 2012	(2)	$40,500
Genmar Vision	VLCC	March 23, 2011		market	(4)

(1)         Before brokers’ commissions.

(2)         Charter end date excludes periods that are at the option of the charterer.

(3)         Rate adjusts to $18,603 per day from January 5, 2011 through July 4, 2011.

(4)         Rate varies each month and is based on the TD3, which is an index on the Baltic Tanker Index pertaining to VLCCs between the Arabian Gulf and Asia.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $0.7 million, or 2.9%, to $24.3 million for the three months ended June 30, 2010 compared to $23.6 million for the prior year period.  During the three months ended June 30, 2010 and 2009, the average size of our fleet was 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels for both periods.  On a daily basis, direct vessel expenses per vessel increased by $243, or 2.9%, to $8,602 ($8,813 Aframax, $8,552 Suezmax, $12,482 VLCC, $7,582 Panamax, $6,674 Handymax) for the three months ended June 30, 2010 compared to $8,359 ($9,221 Aframax, $8,415 Suezmax, $8,956 VLCC, $6,422 Panamax, $6,288 Handymax) for the prior year period.  This increase in overall direct vessel expenses primarily relates to increases in the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  During the 2009 period, all of these vessels were on fixed fee technical management contracts with Northern Marine which covered, among other things, costs related to crewing, provisions, deck and engine stores, maintenance and repair, and lubricating oils.  During the 2010 period, four of these vessels are no longer on this fixed fee contract and have incurred costs in excess of those paid in the prior year period.  Additionally, the four vessels still on fixed fee technical management contract with Northern Marine incurred higher expenses during the three months ended June 30, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Also contributing to the increase during the 2010 period as compared to the prior year period is an increase in crewing costs for Aframax and Suezmax vessels relating to overlapping of officers and certain wage increases. Partially offsetting these increases are reductions during the 2010 period as compared to the prior year period in maintenance and repair costs relating to lower costs (including related insurance deductible costs) associated with auxiliary engine overhauls of certain of the Aframax and Suezmax vessels.  Changes in daily costs are primarily due to reasons described above.

Direct vessel expenses are expected to increase during the second half of 2010 as the Metrostar Vessels are added to our fleet.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $0.3 million, or 2.5%, to $9.4 million for the three months ended June 30, 2010 compared to $9.7 million for the prior year period.  Factors contributing to this decrease are as follows:

(a)          A $0.5 million reduction in personnel costs in our New York office primarily relating to a reduction in restricted stock amortization during the three months ended June 30, 2010 associated with a reduction in the fair value of restricted shares granted in December 2009 compared to those granted in December 2008 relating to a decline in the grant date stock price of such grants;

(b)         A $0.3 million decrease during the three months ended June 30, 2010 as compared to the prior year period associated with operating our office in Portugal relating to the strengthening of the U.S. dollar against the Euro;

(c)          A partially offsetting increase of $0.2 million during the three months ended June 30, 2010 as compared to the prior year period associated with travel related costs including the travel of senior management to a conference in Greece; and

(d)         A partially offsetting increase of $0.2 million during the three months ended June 30, 2010 as compared to the prior year period relating to legal costs associated with potential acquisitions.

For 2010, we have budgeted general and administrative expenses to be approximately $37.6 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.4 million, or 1.6%, to $22.3 million for the three months ended June 30, 2010 compared to $21.9 million for the prior year period.  Vessel depreciation was $18.1 million during the three months ended June 30, 2010 compared to $18.0 million during the prior year period.

Depreciation on Other fixed assets, which consists primarily of vessel equipment, increased by $0.3 million to $1.0 million for the three months ended June 30, 2010 compared to $0.7 million for the prior year period.  Such increase is attributable to depreciation on an increased level of vessel equipment that has been added to our vessels.

Depreciation and amortization is expected to increase during the second half of 2010 as the Metrostar Vessels are added to our fleet.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended June 30, 2010 and 2009, we incurred losses associated with the disposal of certain vessel equipment of $0.5 million and $0.1 million, respectively.

NET INTEREST EXPENSE— Net interest expense increased by $11.2 million, or 144%, to $19.0 million for the three months ended June 30, 2010 compared to $7.8 million for the prior year period.   This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12% and an increase of margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the three months ended June 30, 2010, our weighted average outstanding debt increased by 8.3% to $1,018.8 million compared to $940.5 million during the prior year period.

We anticipate that outstanding long-term debt balances will increase during the second half of 2010 when additional borrowings are made under a new credit facility to finance a portion of the Metrostar Vessels as they are acquired.  Accordingly, we anticipate that interest expense for subsequent quarterly periods during 2010 will increase.

OTHER INCOME/EXPENSE — Other income for the three months ended June 30, 2010 of $0.2 million consists of an unrealized gain relating to foreign currency transactions.  Other expense for the three months ended June 30, 2009 of $0.4 million consists of realized gains on our freight derivative of $1.2 million and $1.5 million of unrealized loss on our freight derivative and a realized loss of $0.1 million associated with our interest rate swaps.

NET (LOSS) INCOME- Net loss was $14.3 million for the three months ended June 30, 2010 compared to net income of $7.3 million for the prior year period.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

VOYAGE REVENUES-Voyage revenues increased by $16.4 million, or 9.5%, to $189.0 million for the six months ended June 30, 2010 compared to $172.6 million for the prior year period.  This increase in voyage revenues reflects greater proportion of our fleet being deployed on spot voyage charters during the six months ended June 30, 2010 as compared to the prior year.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues than time charters to recoup these expenses.

This increase is also due to a greater number of vessel operating days during the six months ended June 30, 2010 compared to the prior year period.  There was a 2.8% increase in the number of vessel operating days during the six months ended June 30, 2010 to 5,405 days from 5,259 days in the prior year period, attributable to less offhire days during the 2010 period. The average size of our fleet during the six months ended June 30, 2010 and 2009 was 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for each period.

These increases were partially offset by a decline in time charter rates during the six months ended June 30, 2010 as compared to the prior year period, as discussed below under “Net Voyage Revenues”.

VOYAGE EXPENSES-Voyage expenses increased $43.2 million, or 229%, to $62.1 million for the six months ended June 30, 2010 compared to $18.9 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the six months ended June 30, 2010, the number of days our vessels operated under spot voyage increased by 1,372, or 145%, to 2,321 days (1,089 days Aframax, 1,101 days Suezmax, 119 days VLCC and 12 days Panamax) from 949 days (881 days Aframax and 68 days Suezmax) during the prior year period.  Also contributing to the increase in voyage expenses during the six months ended June 30, 2010 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2010 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $35.2 million, or 380%, to $44.4 million during the six months ended June 30, 2010 compared to $9.2 million during the prior year period.  This increase in fuel cost corresponds to a 96.4% increase in fuel cost per spot voyage day to $19,127 during the six months ended June 30, 2010 compared to $9,737 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $6.1 million, or 113%, to $11.5 million during the six months ended June 30, 2010 compared to $5.4 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $26.8 million, or 17.4%, to $126.9 million for the six months ended June 30, 2010 compared to $153.7 million for the prior year period. Substantially all of this decrease is attributable to lower TCE rates earned during the six months ended June 30, 2010 compared to prior year period.  Our average TCE rates decreased to $23,479 during the six months ended June 30, 2010 compared to $29,227 for the prior year period.  This decrease in TCE is primarily attributable to a decline in time charter rates during the six months ended June 30, 2010 compared to the prior year period due to vessels with time charters that expired during 2009 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  This decrease is partially offset by an increase during the six months ended June 30, 2010 as compared to the prior year period in TCE rates for our vessels on spot voyage charters as well as an increase in the number of vessel operating days.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,		Increase	%
	2010	2009	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$18,839	$31,488	$(12,649)	-40.2%
Suezmax	28,183	67,190	(39,007)	-58.1%
VLCC	8,617	17,042	(8,425)	-49.4%
Panamax	6,586	8,322	(1,736)	-20.9%
Product	10,254	11,985	(1,731)	-14.4%
Total	72,479	136,027	(63,548)	-46.7%

Spot charter:
Aframax	17,536	16,554	982	5.9%
Suezmax	32,934	1,124	31,810	2830.1%
VLCC	4,212	—	4,212	n/a
Panamax	(256)	—	(256)	n/a
Total	54,426	17,678	36,748	207.9%

TOTAL NET VOYAGE REVENUE	$126,905	$153,705	$(26,800)	-17.4%

Vessel operating days:
Time charter:
Aframax	1,033	1,035	(2)	-0.2%
Suezmax	751	1,838	(1,087)	-59.1%
VLCC	241	361	(120)	-33.2%
Panamax	346	352	(6)	-1.7%
Product	713	724	(11)	-1.5%
Total	3,084	4,310	(1,226)	-28.4%

Spot charter:
Aframax	1,089	881	208	23.6%
Suezmax	1,101	68	1,033	1519.1%
VLCC	119	—	119	n/a
Panamax	12	—	12	n/a
Total	2,321	949	1,372	144.6%
TOTAL VESSEL OPERATING DAYS	5,405	5,259	146	2.8%
AVERAGE NUMBER OF VESSELS	31.0	31.0	—	0.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,237	$30,424	$(12,187)	-40.1%
Suezmax	$37,528	$36,556	$972	2.7%
VLCC	$35,757	$47,208	$(11,451)	-24.3%
Panamax	$19,034	$23,641	$(4,607)	-19.5%
Product	$14,382	$16,554	$(2,171)	-13.1%
Combined	$23,502	$31,561	$(8,059)	-25.5%

Spot charter:
Aframax	$16,103	$18,789	$(2,686)	-14.3%
Suezmax	$29,913	$16,533	$13,380	80.9%
VLCC	$35,399	$—	$35,399	n/a
Panamax	$(21,337)	$—	$(21,337)	n/a
Combined	$23,449	$18,628	$4,821	25.9%
TOTAL TCE	$23,479	$29,227	$(5,748)	-19.7%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $1.9 million, or 4.2%, to $48.5 million for the six months ended June 30, 2010 compared to $46.6 million for the prior year period.  This increase in overall direct vessel expenses primarily relates to increases in insurance costs relating to our Aframax vessels, crewing costs and increases in the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  During the 2009 period, all of these vessels were on fixed fee technical management contracts with Northern Marine which covered, among other things, costs relating to crewing, provisions, deck and engine stores, maintenance and repair, and lubricating oils.  During the 2010 period, four of these vessels are no longer on this fixed fee contract and have incurred costs in excess of those paid in the prior year period.  Additionally, the four vessels still on contract with Northern Marine incurred higher expenses during the six months ended June 30, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Costs of operating the Aframax vessels increased during the six months ended June 30, 2010 compared to the prior year period relating to the write-off of certain insurance claims relating to vessel repairs during the six months ended June 30, 2010 that are not deemed to be collectible.  In addition, crewing costs relating to our Aframax vessels and Suezmax vessels were higher during the six months ended June 30, 2010 compared to the prior year as a result of higher crewing costs relating to a senior officer conference, additional crew training, overlapping of officers and certain wage increases.  Partially offsetting these increases are reductions during the 2010 period as compared to the prior year period in maintenance and repair costs relating to lower costs (including related insurance deductible costs) associated with auxiliary engine overhauls of certain of the Aframax and Suezmax vessels.  During the six months ended June 30, 2010 and 2009, the average size of our fleet was 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels for both periods.  On a daily basis, direct vessel expenses per vessel increased by $349, or 4.2%, to $8,648 ($9,170 Aframax, $8,479 Suezmax, $10,811 VLCC, $7,743 Panamax, $6,921 Handymax) for the six months ended June 30, 2010 compared to $8,299 ($9,032 Aframax, $8,389 Suezmax, $8,996 VLCC, $6,548 Panamax, $6,378 Handymax) for the prior year period.  Changes in daily costs are primarily due to reasons described above.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $2.2 million, or 10.6%, to $19.2 million for the six months ended June 30, 2010 compared to $21.4 million for the prior year period.  This decrease reflects the following:

(a) a $1.2 million decrease during the six months ended June 30, 2010 as compared to the prior year relating to a reduction in personnel costs in our New York office, including restricted stock amortization;

(b) a $0.8 million decrease during the six months ended June 30, 2010 compared to the prior year period relating to costs of operating our corporate aircraft during the six months ended June 30, 2009 and winding down the lease on the aircraft which expired in February 2009 for which no comparable costs were incurred during the 2010 period;

(c) a $0.8 million decrease during the six months ended June 30, 2010 compared to the prior year period from costs incurred during the six months ended June 30, 2009 relating to a conviction in a criminal proceeding involving the Genmar Defiance, expenditures during that period made in connection with settling payroll tax amounts due to New York State relating to vesting of restricted stock for and exercise of stock options by employees during 2003 through 2005, costs relating to the Arlington Acquisition including costs associated with filing various registration statements with the SEC incurred during that period as well as legal fees incurred with winding down the lease on the corporate aircraft; and

(d) a partially offsetting increase of $0.6 million in reserves against our amounts due from charterers associated with demurrage and certain other billings during the six months ended June 30, 2010 compared to the prior year period.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which includes depreciation of vessels and equipment, as well as amortization of drydocking and special survey costs, increased by $0.8 million, or 1.9%, to $44.6 million for the six months ended June 30, 2010 compared to $43.8 million for the prior year period. Vessel depreciation increased by $0.2 million to $36.0 million during the six months ended June 30, 2010 compared to $35.8 million during the prior year period.

Depreciation on Other fixed assets, which consists primarily of vessel equipment increased by $0.5 million to $1.9 million for the six months ended June 30, 2010 compared to $1.4 million for the prior year period.  Such increase is attributable to depreciation of an increased level of vessel equipment that has been added to our vessels.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT— During the six months ended June 30, 2010 and 2009, we incurred losses associated with the disposal of certain vessel equipment of $0.5 million and $0.1 million, respectively.

NET INTEREST EXPENSE- Net interest expense increased by $22.2 million, or 141%, to $37.9 million for the six months ended June 30, 2010 compared to $15.7 million for the prior year period.   This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12% and an increase of margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the six months ended June 30, 2010, our weighted average outstanding debt increased by 7.4% to $1,018.7 million compared to $948.8 million during the prior year period.

OTHER INCOME/EXPENSE — Other income of $0.4 million for the six months ended June 30, 2010 consists of $0.3 million of an unrealized gain relating to foreign currency transactions and a $0.1 million realized gain associated with our interest rate swaps.  Other income for the six months ended June 30, 2009 of $0.1 million consists of a realized gain on our freight derivative of $0.7 million and a $0.6 million unrealized loss on our freight derivative, a realized loss of $0.1 million associated with our interest rate swaps, and a $0.1 million unrealized gain on a bunker derivative.

NET (LOSS) INCOME-Net loss was $23.4 million for the six months ended June 30, 2010 compared to net income of $26.2 million for the prior year period.

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

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock exchange. While we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review other debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms. We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to fund our operations, make vessel acquisitions and implement our dividend policy and possible share repurchases. Pursuant to our agreements to purchase the Metrostar Vessels, we are required to pay the remaining balance of the purchase price of $384.3 million in conjunction with the deliveries of the remaining five vessels which are expected to occur between August 2010 and April 2011.  We expect to fund these payments through borrowings under our 2010 Credit Facility of $256.2 million and additional issuances of equity of $52.4 million depending upon market conditions.  In the event that the Company determines to fund a portion of these payments using cash from operations, it plans to seek a waiver from the lenders under the 2010 Credit Facility to permit the Company to do so.  Subject to the foregoing, we believe that our current cash balance as well as operating cash flows and available borrowings under our credit facilities will be sufficient to meet our liquidity needs for the next year.

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

Follow-on equity offering

On June 17, 2010, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co., Dahlman Rose & Company, LLC, Jefferies & Company, Inc. and J.P. Morgan Securities Inc., as representatives for the several underwriters referred to in the Underwriting Agreement (collectively, the “Underwriters”), pursuant to which we sold to the Underwriters an aggregate of 30,600,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), for a purchase price of $6.41 per share (the “Purchase Price”), which reflects a price to the public of $6.75 per share less underwriting discounts and commissions (the “Follow-on Equity Offering”).

On June 23, 2010, we received $195.6 million for the issuance of these 30,600,000 shares, net of issuance costs.  We expect to use all of the net proceeds from this offering to fund a portion of the purchase price of seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million (the “Vessel Acquisitions”).  To the extent we cannot complete the purchase of some or all of the seven vessels in connection with the Vessel Acquisitions, we may use the proceeds of this offering to purchase other vessels or for general corporate purposes. In particular, certain events may arise which could result in us not taking delivery of a vessel, such as a total loss of a vessel, a constructive total loss of a vessel, or substantial damage to a vessel prior to its delivery.

Dividend policy

Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(millions)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	$486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid- 2008	$1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
September 30, 2009	December 4, 2009	$0.125		$7.2
	dividends declared and paid- 2009	$1.625

December 31, 2009	March 26, 2010	$0.125		$7.3
March 31, 2010	May 28, 2010	$0.125		$7.3
	dividends declared and paid- 2010	$0.250

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

General Maritime Subsidiary announced on February 21, 2007 that its Board of Directors changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007. On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the current number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.  We intend to declare dividends in April, July, October and February of each year.

The declaration of dividends and their amount, if any, will depend upon our results and the determination of our Board of Directors. Any dividends paid will be subject to the terms and conditions of our indebtedness and applicable provisions of Marshall Islands law.

Share repurchase program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008. On December 16, 2008, our Board approved repurchases by us of our common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of June 30, 2010. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice. Repurchases will be subject to the terms of our indebtedness, which are described in further detail below.

Through June 30, 2010, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  None of these shares were acquired during 2010.  All of these shares have been retired.

Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Debt Financings

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Series A Notes”).  Interest on the Series A Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Series A Notes are our senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Series A Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Series A Notes on an unsecured basis. If we are unable to make payments on the Series A Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Series A Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap with RBS (the “RBS Swap”) and the remainder was used for general corporate purposes.  As of June 30, 2010 and December 31, 2009, the discount on the Series A Notes is $7.1 million and $7.4 million, respectively.  This discount is being amortized as interest expense over the term of the Series A Notes using the effective interest method.

We have the option to redeem all or a portion of the Series A Notes at any time on or after November 15, 2013 at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption, and at any time prior to November 15, 2013 at a make-whole price.  In addition, at any time prior to November 15, 2012, we may, at our option, redeem up to 35% of the Series A Notes with the proceeds of certain equity offerings.

If we experience certain kinds of changes of control, we must offer to purchase the Series A Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Series A Notes were issued contains covenants that, among other things, limit our ability and the ability of any of our “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on its capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of its subsidiaries, (iv) restrict dividends or other payments by its subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

On June 30, 2010 we commenced an offer to exchange up to $300 million principal amount of newly issued 12% Senior Notes due 2017 (the “Series B Notes”) registered under the Securities Act of 1933, as amended, for the Series A Notes.  The Series B Notes will be identical in all material respects to the Series A Notes, except that the Series B Notes have been registered with the Securities and Exchange Commission and will not contain terms with respect to transfer restrictions under the Securities Act, registration rights or payment of additional interest as liquidated damages applicable to the Series A Notes.

On July 29, 2010, we completed our offer to exchange (the “Exchange Offer”) up to $300 million aggregate principal amount of our Series A Notes initially issued in November 2009 in a private offering for an equal principal amount of Series B Notes registered under the Securities Act of 1933, as amended. The Exchange Offer expired at 5:00 p.m., New York City time, on July 29, 2010.

A total of $300 million aggregate principal amount of the Series A Notes, representing 100% of the outstanding principal amount of the Series A Notes, were validly tendered and accepted for exchange by us.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and we were added as a loan party as the parent of the borrower, General Maritime Subsidiary.  The 2005 Credit Facility was used to refinance our then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through December 18, 2009, provides a total commitment of $749.8 million.

On February 24, 2009, we received consent under the 2005 Credit Facility to accelerate the $50.1 million amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the 2005 Credit Facility.

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

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 to and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter (further amended on July 12, 2010 which is described below).

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require us to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

•                  Restrict our quarterly dividends to no more than $0.125 per share (further restricted by the 2010 Credit Facility described below which limits the aggregate amount of dividends paid in any fiscal year to $30 million).

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

On July 12, 2010, we entered into an amendment to our 2005 Credit Facility as amended and restated, dated as of October 20, 2008, among us, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”) as administrative and collateral agents and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. This amendment revises the indebtedness covenant to permit us to incur indebtedness under a proposed new $372 million senior secured credit facility (described below). In addition, we have entered into agreements with subsidiaries of Metrostar to acquire the Metrostar Vessels. The amendment revised the definition of EBITDA to include the earnings of the Metrostar Vessels when they are acquired.  Under the 2005 Credit Facility, we are obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant. Subject to certain exceptions, we are also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one year period following such incurrence (the “Incurrence Test”). As a result of the amendment, when such Metrostar Vessels are acquired, we will be able to include the pro forma earnings of any Metrostar Vessels acquired during each 12-month test period from the beginning of the test period during which such vessels are acquired until their date of acquisition when calculating the net debt to EBITDA ratio, including as part of the

Incurrence Test. The earnings will be deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses.  All other material terms of the 2005 Credit Facility remain unchanged.

Under the 2005 Credit Facility, as amended and restated, we are permitted to pay quarterly cash dividends limited to $0.125 per share (subject to further restrictions under the 2010 Credit Facility as described below).  The 2005 Credit Facility, as amended and restated, currently provides semiannual reductions of $50.1 million commencing on April 26, 2011 and a bullet reduction of $599.6 million on October 26, 2012. Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company. As of June 30, 2010, we have outstanding letters of credit aggregating $5.0 million which expire between October 2010 and March 2011, leaving $45.0 million available to be issued.  However, because there is only $44.8 million available to be borrowed under the 2005 Credit Facility as of June 30, 2010, the amount available to issue letters of credit is limited to that amount.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of June 30, 2010, $700.0 million of the facility is outstanding. The 2005 Credit Facility is secured by 26 of our vessels with an aggregate carrying value as of June 30, 2010 of $909.2 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, certain deposit accounts related to the vessels, earnings of the vessels, and certain long term charters.  The 2005 Credit Facility requires us to comply with a collateral maintenance covenant under which the aggregate fair value of these vessels must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on July 12, 2010, was $969.5 million as of June 30, 2010, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to $698.0 million.  Each of our subsidiaries with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provide a guarantee and have pledged our equity interests in General Maritime Subsidiary.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility, as amended and restated, and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio (which has been subsequently modified on July 12, 2010 as described above). The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  Our net debt to EBITDA ratio for the 12-month period ended June 30, 2010 was approximately 6.09; a 10% decrease in EBITDA would have the effect of increasing our net debt to EBITDA ratio to 6.77. We believe that changes in spot market rates which can be volatile and difficult to project could be a significant factor affecting our future results of operations and EBITDA.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.  In the event of any breach or potential breach of our net debt to EBITDA ratio, we intend to pursue alternatives including discussions with lenders to seek waivers or modifications allowing us to remain in compliance, potential financing or strategic alternatives, or other possible actions.

Under the 2005 Credit Facility, as amended and restated, we are not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.

As of June 30, 2010, we are in compliance with all of the financial covenants under our 2005 Credit Facility and Senior Notes.

Interest rates on the 2005 Credit Facility during the six months ended June 30, 2010 and 2009 ranged from 2.75% to 3.06% and 1.31% to 2.50%, respectively.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remained a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding. As a result all liens on these vessels were released.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is also party to the RBS Swap.   The RBS Swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726.0 million outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap remains outstanding as of June 30, 2010 and is described below.

2010 Credit Facility

On July 16, 2010, we entered into a term loan facility (the “2010 Credit Facility”) among us, as parent, General Maritime Subsidiary II Corporation, as borrower (“General Maritime Subsidiary II”), the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch (“DnB”), together with Nordea, as joint lead arrangers and joint book runners.  The 2010 Credit Facility provides for a total commitment of $372 million, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50 million will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans will be available solely to finance, in part, the acquisition of the seven double-hull vessels (the “Metrostar Vessels”) which we agreed to acquire from subsidiaries of Metrostar Management Corporation group in June 2010.  These vessels will be collateral vessels under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50 million of the Term Loans that will be converted into Revolving Loans and for working capital and general corporate purposes.

Under the 2010 Credit Facility, we are permitted to pay cash dividends limited to $30 million per fiscal year.  The 2010 Credit Facility provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Any remaining amounts outstanding will be repaid in full on the maturity date.

The 2010 Credit Facility carries an interest rate of LIBOR plus 300 basis points on the outstanding portion and a commitment fee of 125 basis points on the unused portion.  The 2010 Credit Facility is secured by the Metrostar Vessels, as well as General Maritime Subsidiary II’s equity interests in its subsidiaries that own such assets, insurance proceeds, earnings and certain long-term charters of the collateralized vessels and certain deposit accounts related to the vessels.  Each subsidiary of General Maritime Subsidiary II with an ownership interest in these vessels will provide an unconditional guaranty of amounts owing under the 2010 Credit Facility.  We will also provide a guaranty and has pledged our equity interests in General Maritime Subsidiary II.

Our ability to borrow amounts under the 2010 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents.  These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2010 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets.  We are also required to comply with various financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  Under the 2010 Credit Facility, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the total available unutilized Revolving Loans and available unutilized commitments under the 2005 Credit Facility, as amended and restated, and (2) $25 million, to be less than $50 million at any time.  The 2010 Credit Facility requires that we comply with a collateral maintenance covenant under which the aggregate fair market value of these vessels must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on July 12, 2010, is $641 million.  The permitted net debt to EBITDA ratio under the 2010 Credit Facility will be 6.5:1.0 to and including September 30, 2010, 6.0:1.0 from December 31, 2010 until September 30, 2011 and 5.5:1.0 thereafter.  The 2010 Credit Facility defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  In addition, when such Metrostar Vessels are acquired, we will be able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. The earnings will be deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses.  If we do not comply with the various financial and other covenants and requirements of the 2010 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature. A repayment schedule of outstanding borrowings at June 30, 2010 is as follows (dollars in thousands):

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	Senior Notes	TOTAL

2010 (July 1, 2010 - December 31, 2010)	$—	$—	$—
2011	50,312	—	50,312
2012	649,688	—	649,688
2013	—	—	—
2014	—	—	—
Thereafter	—	300,000	300,000
	$700,000	$300,000	$1,000,000

During the six months ended June 30, 2010 and 2009, we paid dividends of $14.6 million and $57.8 million, respectively.

Interest Rate Swap Agreements

As of June 30, 2010, the Company is party to five interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $579.5 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea
229,500	1/5/2011	4.983%	3 mo. LIBOR	Royal Bank of Scotland

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland is collateralized by a $6.8 million deposit held by that institution as of June 30, 2010 from which the quarterly cash settlements are paid.  This balance is included in Prepaid expenses and other current assets.

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2010 and 2009 was $7.8 million and $4.6 million, respectively.

The Company would have paid approximately $19.3 million to settle its outstanding swap agreements based upon their aggregate fair value as of June 30, 2010. This aggregate fair value is based upon estimates received from financial institutions.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $36.5 million and $14.9 million for the six months ended June 30, 2010 and 2009, respectively.

Cash and Working Capital

Cash increased to $150.2 million as of June 30, 2010 compared to $52.7 million as of December 31, 2009. Working capital is current assets minus current liabilities. Working capital was $164.8 million as of June 30, 2010 compared to $52.3 million as of December 31, 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities decreased 88.9% to $6.3 million for the six months ended June 30, 2010, compared to $56.8 million for the prior year period.  This decrease is primarily attributable to the net loss for the six months ended June 30, 2010 of $23.4 million compared to net income for the six months ended June 30, 2009 of $26.2 million.  In addition, there was an increase in amounts due from charterers of $11.3 million for the six months ended June 30, 2010 due to the increase in spot voyages compared to

a decrease of $6.0 million for the six months ended June 30, 2009.   Partially offsetting this decrease is a reduction in drydock costs incurred which were $5.8 million and $14.3 million for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Investing Activities

Net cash used by investing activities was $61.4 million for the six months ended June 30, 2010 compared to $4.5 million for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the six months ended June 30, 2010, we made deposits on vessels of $62.1 million.  We made no such comparable payments during the 2009 period.

•                  During the six months ended June 30, 2010 and 2009, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $4.8 million and $3.3 million, respectively.

•                  During the six months ended June 30, 2009, we expended $1.1 million of costs relating to the Arlington Acquisition.  We made no such comparable payments during the six months ended June 30, 2010.

•                  During the six months ended June 30, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $5.4 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap.  There was no such deposit during the 2009 period.

Cash Flows From Financing Activities

Net cash provided by financing activities was $154.4 million for the six months ended June 30, 2010 compared to net cash used by financing activities of $107.8 million for the prior year period.  The change in cash used by financing activities relates primarily to the following:

•                  During the six months ended June 30, 2010, we received $195.6 million of proceeds from the issuance of 30,600,000 shares of our common stock.

•                  During the six months ended June 30, 2010 and 2009, we repaid $26 million and $50.0 million, respectively, of revolving debt associated with our 2005 Credit Facility.

•                  During the six months ended June 30, 2010, we paid $14.6 million of dividends to our shareholders compared to $57.8 million paid during the prior year period.

Expenditures for Drydockings and Vessel Acquisitions

Acquisition of Metrostar Vessels

Pursuant to our agreements to purchase the Metrostar Vessels, we are required to pay the remaining balance of the purchase price of $384.3 million in conjunction with the deliveries of the remaining five vessels which are expected to occur between August 2010 and April 2011.  We expect to fund these payments through borrowings under our 2010 Credit Facility and additional issuances of common stock.

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years will be required to undergo in-water surveys 2.5 years after a drydock and that vessels will be drydocked every five years, while vessels 15 years or older will be drydocked every 2.5 years, in which case the additional drydocks will take the place of these in-water surveys. During the six months ended June 30, 2010, we paid $5.8 million of drydock-related costs.  For the year ending December 31, 2010, we anticipate that we will incur costs associated with drydocks on seven vessels. We estimate that the expenditures to complete drydocks during 2010 will aggregate approximately $19 million and that the vessels will be offhire for approximately 344 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the six months ended June 30, 2010, we capitalized $4.8 million relating to capital projects, including steel replacement, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2010, we have budgeted approximately $8.9 million for such projects.

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

The minimum future vessel operating expenses to be paid by the Company under fixed-rate ship management agreements in effect as of June 30, 2010 that will expire in 2010 and 2011 are $4.4 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the four Arlington Vessels currently managed by Northern Marine under fixed-rate ship management agreements, such ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of June 30, 2010 for the categories set forth below (dollars in millions):

	Total	2010 (4)	2011	2012	2013	2014	Thereafter
2005 Credit Facility	$700.0	$—	$—	$50.3	$649.7	$—	$—
Senior Notes	300.0	—	—	—	—	—	300.0
Interest expense (1)	361.1	38.8	64.7	57.5	37.8	36.0	126.3
Senior officer employment agreements (2)	1.4	0.7	0.7	—	—	—	—
Metrostar Vessel payments (3)	558.0	489.6	68.4	—	—	—	—
Ship management agreements	7.0	4.4	2.6	—	—	—	—
Office leases	15.6	0.9	1.6	1.5	1.4	1.4	8.8
Total commitments	$1,943.1	$534.4	$138.0	$109.3	$688.9	$37.4	$435.1

(1)    Future interest payments on our 2005 Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.5625%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 0.875% commitment fee we are required to pay on the unused portion of the 2005 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(2)    Senior officer employment agreements are evergreen and renew for subsequent terms of one year.  This table excludes future renewal periods.

(3)    Represents the balance due for the $620 million purchase price of the Metrostar Vessels, net of the 10% deposit already placed into escrow.  $372 million of this balance will be financed under the 2010 Credit Facility.

(4)    Denotes the six month period from July 1, 2010 to December 31, 2010.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than letters of credit outstanding.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the six months ended June 30, 2010 and 2009, the Company incurred office expenses totalling $29,000 and $85,000 respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $7,000 and $5,000 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company incurred fees for legal services aggregating $52,000 and $0, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2010 and December 31, 2009 the balance of $45,000 and $0, respectively, was outstanding.

During the six months ended June 30, 2010 and 2009, the Company incurred certain entertainment and travel related costs totaling $148,000 and $113,000 respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4,000 and $10,000 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, Genco made available one of its employees who performed internal audit services for the Company for which the Company was invoiced $66,000 and $62,000 respectively, based on actual time spent by the employee, of which the balance due to Genco of $19,000 and $51,000 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $10,059,000 and $1,856,000 respectively. At June 30, 2010 and December 31, 2009, $847,000 and $1,189,000 respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of General Maritime Corporation, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the six months ended June 30, 2010 and 2009 for $28,000 and $28,000 and for $8,000 and $3,000 respectively. A balance of $0 and $6,000 remains outstanding as of June 30, 2010 and December 31, 2009, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectibility. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2010, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  Based on our evaluation of time charters currently in place, we do not believe a reserve is required as of June 30, 2010.

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

TIME CHARTER ASSET/ LIABILITY. When we acquire a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects our weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  During the three months ended March 31, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Accordingly, effective January 1, 2010, we are amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, we have recorded an asset of $1.8 million and $3.1 million as of June 30, 2010 and December 31, 2009, respectively, which is included in Other assets on our balance sheets.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, we have has recorded a liability of $0.3 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on our balance sheets.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL. We follow the provisions for FASB ASC 350-20-35, Intangibles- Goodwill and Other (formerly SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of June 30, 2010 and as of December 31, 2009 remained $29.9 million.  All but $1.2 million of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, we determined that there was an impairment of goodwill as of December 31, 2009 of $40.9 million.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009 and spot charter rates improved during the six months ended June 30, 2010 compared to the prior year period.  In light of these factors, the Company has concluded that there have been no triggering events during the six months ended June 30, 2010 that would require a test for goodwill impairment prior to the annual test to be performed in December 2010.

IMPAIRMENT OF LONG-LIVED ASSETS.  We follow FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, if indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  Based on this analysis performed at December 31, 2009, no impairment was identified for any of the Company’s vessels.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009 and spot charter rates improved during the six months ended June 30, 2010 compared to the prior year period.  In light of these factors, the Company has concluded that there have been no triggering events during the six months ended June 30, 2010.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At June 30, 2010 and December 31, 2009, we had $700.0 million and $726.0 million, respectively, of floating rate debt with a margin over LIBOR of 2.50%.  As of June 30, 2010 and December 31, 2009, the Company is party to five interest rate swaps which effectively fix LIBOR on an aggregate $579.5 million of its outstanding floating rate debt to fixed rates ranging from 2.975% to 4.983%.  A one percent increase in LIBOR would increase interest expense on the portion of our $120.5 million outstanding floating rate indebtedness which is not hedged by approximately $1.2 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2010, approximately 15% of our direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.7 million for the six months ended June 30, 2010.

Fuel Price Risk

During May 2010, we sold a call option with a strike price of $63.50 per barrel to and purchased a put option with a strike price of $70.75 per barrel from the same counterparty, the net cost of which was nil.  Each contract is for a notional 12,500 barrels per month No. 6 3.0% US Gulf Coast fuel oil with a cash settlement, if applicable, at the end of each of the three months in the period from July 1, 2010 to September 30, 2010.  The settlement amount, if any, will be the difference between the average price of the commodity for the month of settlement.  If such commodity price falls between $63.50 per barrel and $70.75 per barrel, there is no required cash settlement.  To the extent the average price per barrel of the commodity for the month of settlement exceeds $70.75, we would receive from the counterparty the difference in price per barrel multiplied by the notional number of barrels.  To the extent the average price per barrel of the commodity for the month of settlement is less than $63.50, we would pay the counterparty the difference in price per barrel multiplied by the notional number of barrels.  A 10% decrease in the June 30, 2010 forward price of the commodity for each of the three months in the period ending September 30, 2010 would result in aggregate payments to the counterparty of $0.2 million.

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

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of $0.5 million.  We and our protection and indemnity insurer have offered to pay these amounts in connection with negotiating a settlement with and a release from the U.S. National Pollution Fund. We and General Maritime Management LLC received grand jury subpoenas, dated October 5, 2009 and September 21, 2009, respectively, from U.S. Department of Justice requesting additional information and records pertaining to the operations of the Genmar Progress and our business. Currently, no charges have been made and no other fines or penalties have been levied against us.

We have been cooperating in these investigations and have posted a surety bond to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to our protection and indemnity insurance underwriters, and we believe that any such liabilities will be covered by its insurance, less a deductible. We have not accrued reserves for this incident because the amount of any costs that may be incurred by us is not estimable at this time.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  Below is updated information to the risk factors contained in our Annual Report on Form 10-K/A.

We cannot assure you that we will be able to borrow all or any of the amounts committed under the 2010 Credit Facility.

We intend to use the 2010 Credit Facility to fund a portion of the purchase price of the Vessel Acquisitions. Borrowings under the 2010 Credit Facility are subject to customary conditions, which include limitations on the use of borrowings to fund the purchase price of any vessel.  The 2010 Credit Facility contains a condition to borrowing which requires us to have raised cash proceeds from the issuance of common stock in an amount equal to at least 40% of the purchase price of all delivered Metrostar Vessels.  Accordingly, we cannot assure you that we will be able to satisfy such conditions or be able to borrow all or any of the amounts that may be committed under the 2010 Credit Facility. If we are unable to borrow the amounts committed thereunder, our ability to complete the Vessel Acquisitions will be materially adversely affected.

We are also exposed to other risks relating to the 2010 Credit Facility that are substantially similar to those relating to our 2005 Credit Facility disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

We may be liable for damages if the Vessel Acquisitions fail to close as a result of our unwillingness, inability or other failure to pay the purchase price under, or any other breach by us of, the agreements relating to the Vessel Acquisitions.

We do not have sufficient liquidity or working capital to pay the purchase price for the Vessel Acquisitions and will be required to raise additional cash through financing transactions in order to fulfill our payment obligations under the agreements relating to the Vessel Acquisitions. There is no assurance that we will be able to successfully complete such financing transactions or fulfill our other obligations under such agreements. If we breach or do not fully perform our obligations under such agreements, we may forfeit the deposits and other amounts we have paid to the sellers in connection with the Vessel Acquisitions and may be liable to the sellers for any additional damages resulting from our actions.

Our operations could be adversely impacted by the recent drilling rig accident and resulting oil spill in the U.S. Gulf of Mexico.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire.  The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana.  In response to this incident, proposals have been introduced in the U.S. Congress to, among other things, increase the limits of liability under the United States Oil Pollution Act of 1990.  At this time, we cannot predict what, if any, impact the Deepwater Horizon incident may have on the regulation of shipping activity or the cost or availability of insurance coverage to cover the risks of our operations.  Changes in laws or regulations applicable to our operations and increases in the cost or reductions in the availability of insurance could have a negative impact on our profitability.

ITEM 6.  EXHIBITS

Exhibit	Document (1)

10.1	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and William J. Crabtree. (1)

10.2	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter C. Georgiopoulos. (1)

10.3	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and E. Grant Gibbons. (1)

10.4	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Rex W. Harrington. (1)

10.5	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and George J. Konomos. (1)

10.6	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter S. Shaerf. (1)

10.7	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (2)

10.8	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (2)

10.9	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (2)

10.10	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (2)

10.11	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (2)

10.12	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (2)

10.13	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (2)

10.14	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101

The following materials from General Maritime Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited), (iii) Consolidated Statement of Shareholders' Equity and Comprehensive Loss for the six months ended June 30, 2010 (Unaudited), (iv) Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (Unaudited), and (v) Notes to Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (Unaudited).

(1)  Exhibit is filed herewith.

(2)        Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 9, 2010	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Chief Financial Officer & Executive Vice President

Exhibit Index

Exhibit	Document (1)

10.1	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and William J. Crabtree. (1)

10.2	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter C. Georgiopoulos. (1)

10.3	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and E. Grant Gibbons. (1)

10.4	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Rex W. Harrington. (1)

10.5	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and George J. Konomos. (1)

10.6	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter S. Shaerf. (1)

10.7	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (2)

10.8	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (2)

10.9	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (2)

10.10	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (2)

10.11	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (2)

10.12	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (2)

10.13	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (2)

10.14	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101

The following materials from General Maritime Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited), (iii) Consolidated Statement of Shareholders' Equity and Comprehensive Loss for the six months ended June 30, 2010 (Unaudited), (iv) Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (Unaudited), and (v) Notes to Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (Unaudited).

(1)  Exhibit is filed herewith.

(2) Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010