Form 10-Q
period 2010-09-30
General Maritime Corp / MI
filed 2010-11-09
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 5, 2010:

Common Stock, par value $0.01 per share 88,902,357 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share data)

(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$58,697	$52,651
Due from charterers, net	27,930	9,142
Prepaid expenses and other current assets	42,448	46,735
Total current assets	129,075	108,528

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $360,644 and $303,660, respectively	1,664,194	1,251,624
Vessel deposits	15,312	—
Other fixed assets, net	13,871	13,251
Deferred drydock costs, net	24,573	25,358
Deferred financing costs, net	17,334	11,728
Derivative assets	—	417
Other assets	1,788	4,497
Goodwill	29,854	29,854
Total noncurrent assets	1,766,926	1,336,729
TOTAL ASSETS	$1,896,001	$1,445,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$66,087	$33,339
Current portion of long-term debt	72,537	—
Deferred voyage revenue	3,342	3,078
Derivative liabilities	7,266	19,777
Total current liabilities	149,232	56,194
NONCURRENT LIABILITIES:
Long-term debt	1,242,549	1,018,609
Other noncurrent liabilities	2,348	2,977
Derivative liabilities	7,350	2,568
Total noncurrent liabilities	1,252,247	1,024,154
TOTAL LIABILITIES	1,401,479	1,080,348
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 140,000,000 shares; issued and outstanding 88,902,357 and 58,248,189 shares at September 30, 2010 and December 31, 2009, respectively	889	583
Paid-in capital	570,682	390,525
Accumulated deficit	(61,416)	(11,995)
Accumulated other comprehensive loss	(15,633)	(14,204)
Total shareholders’ equity	494,522	364,909
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,896,001	$1,445,257

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009
		(As restated - See Note 1)		(As restated - See Note 1)

VOYAGE REVENUES:
Voyage revenues	$98,264	$96,706	$287,287	$269,281
OPERATING EXPENSES:
Voyage expenses	40,707	18,877	102,825	37,747
Direct vessel expenses	26,331	22,597	74,857	69,160
General and administrative	9,343	9,476	28,493	30,885
Depreciation and amortization	25,413	22,255	70,014	66,040
Loss on disposal of vessel equipment	29	443	560	587
Total operating expenses	101,823	73,648	276,749	204,419
OPERATING (LOSS) INCOME	(3,559)	23,058	10,538	64,862
OTHER INCOME (EXPENSE):
Interest expense	(21,379)	(7,734)	(59,228)	(23,432)
Other expense	(1,095)	(569)	(731)	(500)
Net other expense	(22,474)	(8,303)	(59,959)	(23,932)
Net (loss) income	$(26,033)	$14,755	$(49,421)	$40,930

Basic (loss) earnings per common share	$(0.30)	$0.27	$(0.74)	$0.75
Diluted (loss) earnings per common share	$(0.30)	$0.27	$(0.74)	$0.74
Dividends declared per share	$0.08	$0.50	$0.33	$1.50

Weighted average shares outstanding:
Basic	86,303,987	54,550,692	66,891,595	54,532,408
Diluted	86,303,987	55,629,506	66,891,595	55,570,771

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Loss	Loss	Total

Balance as of January 1, 2010	$583	$390,525	$(11,995)	$(14,204)		$364,909

Comprehensive loss:
Net loss			(49,421)		$(49,421)	(49,421)
Unrealized derivative loss on cash flow hedge net of reclassifications				(1,099)	(1,099)	(1,099)
Foreign currency translation losses				(330)	(330)	(330)
Comprehensive loss					$(50,850)
Cash dividends paid		(21,681)				(21,681)
Issuance of 30,600,000 shares of common stock and 57,168 shares of restricted stock	306	195,211				195,517
Restricted stock amortization		6,627				6,627
Balance as of September 30, 2010	$889	$570,682	$(61,416)	$(15,633)		$494,522

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,421)	$40,930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of vessel equipment	560	587
Depreciation and amortization	70,014	66,040
Amortization of deferred financing costs	2,317	1,040
Amortization of discount on Senior Notes	435	—
Restricted stock amortization	6,627	7,799
Net unrealized (gain) loss on derivative financial instruments	(3,147)	569
Allowance for bad debts	662	(130)
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(19,450)	3,647
(Increase) decrease in prepaid expenses and other assets	(5,251)	4,754
Increase (decrease) in accounts payable, accrued expenses and other liabilities	26,961	(47,345)
Increase (decrease) in deferred voyage revenue	264	(14,713)
Deferred drydock costs incurred	(8,639)	(15,755)
Net cash provided by operating activities	21,932	47,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessels	(469,623)	—
Purchase of other fixed assets	(4,783)	(6,459)
Decrease in deposit with counterparty for interest rate swap	12,247	—
Expenditures for Arlington Merger	—	(1,144)
Payments for deposits on Vessels	(15,230)	—
Net cash used by investing activites	(477,389)	(7,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	64,804	15,000
Repayments on revolving credit facilities	(46,000)	(50,000)
Borrowings under 2010 Credit Facility	280,692	—
Repayments of 2010 Credit Facility	(3,454)	—
Proceeds from issuance of common stock	195,517	—
Deferred financing costs paid	(7,923)	(70)
Cash dividends paid	(21,681)	(86,731)
Net cash used by financing activities	461,955	(121,801)
Effect of exchange rate changes on cash balances	(452)	173
Net increase (decrease) in cash	6,046	(81,808)
Cash, beginning of the year	52,651	104,146
Cash, end of period	$58,697	$22,338

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,433	$26,103
Restricted stock granted to employees (net of forfeitures)	$421	$113

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

The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2009 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K/A.

RESTATEMENT - During the third quarter of 2009, the Company accelerated the amortization of its net time charter liability on four time charters it acquired during the Arlington Acquisition, having determined that the options would not be exercised.  The incremental effect of this adjustment for the three and nine months ended September 30, 2009 of $13,696 was recorded as Other income.  Subsequent to filing of the Company’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2009, the Company determined that the incremental effect of this adjustment should have been recorded as an increase to voyage revenues. The Company has corrected this error in the consolidated statements of operations for the 2009 periods.

A tabular summary of the restatement is as follows:

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30, 2009		ENDED SEPTEMBER 30, 2009
	As Originally Reported	As Restated	As Originally Reported	As Restated

Voyage revenues	$83,010	$96,706	$255,585	$269,281
Operating income	9,362	23,058	51,166	64,862
Net other income (expense)	5,393	(8,303)	(10,236)	(23,932)
Net income	14,755	14,755	40,930	40,930

This correction had no effect on Net income or Net cash provided by operating activities. Management believes that the effects of this restatement are not material to the 2009 financial statements.

BUSINESS GEOGRAPHICS - Non-U.S. operations accounted for 100% of revenues and net income. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by specific geographical area.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains.  At September 30, 2010 and December 31, 2009, the Company has a reserve of approximately $1,215 and $553, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $40 and $0 as of September 30, 2010 and December 31, 2009, respectively.

TIME CHARTER ASSET/ LIABILITY - When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted-average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  Effective January 1, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Therefore, for the nine months ended September 30, 2010, the Company is amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate determined at the time of acquisition, the Company has recorded an asset of $1,066 and $3,117 as of September 30, 2010 and December 31, 2009, respectively, which is included in Other assets on the Company’s balance sheets.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, the Company has recorded a liability of $88 and $671 as of September 30, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on the Company’s balance sheets.  This liability is being amortized as an increase to voyage revenues over the remaining term of such charters.

GOODWILL - The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles- Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of September 30, 2010 and December 31, 2009 was $29,854.  All but $1,245 of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2009 of $40,872.  Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009.  In light of this, the Company has concluded that there have been no triggering events during the nine months ended September 30, 2010.

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

Subsequent to this test being performed in December 2009, the Company received vessel valuations that were higher than those received near the end of 2009.  In light of this, the Company has concluded that there have been no triggering events during the nine months ended September 30, 2010.

EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable periods.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised utilizing the treasury stock method.

COMPREHENSIVE INCOME - The Company follows FASB ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130), which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses relating to the Company’s interest rate swaps net of reclassifications to earnings, and foreign currency translation losses.

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments (none of which were outstanding as of September 30, 2010) to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments did not qualify for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company recorded the fair value of its derivative financial instruments on its balance sheets as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that did not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions were recorded as Other income (expense) on the statement of operations as applicable.  See Notes 6, 7 and 8 for additional disclosures on the Company’s financial instruments.

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

SIGNIFICANT CUSTOMERS - For the nine months ended September 30, 2010, one customer accounted for 11.4% of revenue.  For the nine months ended September 30, 2009, two customers accounted for 38.1% and 22.1% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.                                      EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and nine months ended September 30, 2010 and 2009, none of the Company’s outstanding stock options (6,700 options for each period) were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Weighted average common shares outstanding- basic	86,303,987	54,550,692	66,891,595	54,532,408

Diluted earnings per share:
Weighted average common shares outstanding- basic	86,303,987	54,550,692	66,891,595	54,532,408
Stock options	—	—	—	—
Restricted stock awards	—	1,078,814	—	1,038,363
Weighted average common shares outstanding- diluted	86,303,987	55,629,506	66,891,595	55,570,771

Due to the net loss realized for the three months and nine months ended September 30, 2010, potentially dilutive restricted stock awards totaling 281,781 shares and 320,561 shares, respectively, were determined to be anti-dilutive.

3.                                      CASH FLOW INFORMATION

The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Other fixed assets and Vessel deposits of approximately $196, $1,173 and $82, respectively, for the nine months ended September 30, 2010.  The Company excluded from cash investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,027 for the nine months ended September 30, 2009.

4.                                      VESSEL ACQUISITIONS

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”), for an aggregate purchase price of approximately $620,000. The purchases are subject to additional documentation and customary closing conditions.  During the third quarter of 2010, the Company took delivery of the five VLCCs for $468,000, of which $280,692 was financed from a new credit facility (see Note 6) with the remainder being paid for with cash on hand and the proceeds of a common stock offering (see Note 11).  As of September 30, 2010, $15,312 is included in Vessel deposits relating to the two Suezmax newbuildings expected to be delivered between October 2010 and April 2011.

5.                                      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$26,424	$14,137
Accrued operating	17,551	10,951
Accrued administrative	5,650	2,204
Accrued interest	16,462	6,047
Total	$66,087	$33,339

6.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
2005 Credit Facility	$744,804	$726,000
2010 Credit Facility	277,238	—
Senior Notes, net of discount of $6,956 and $7,391	293,044	292,609
Long-term debt	1,315,086	1,018,609
Less: Current portion of long-term debt	72,537	—
Long-term debt	$1,242,549	$1,018,609

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  As of September 30, 2010 and December 31, 2009, the discount on the Senior Notes is $6,956 and $7,391, respectively.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

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

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance its then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through July 12, 2010, provides a total commitment of $749,813.

On February 24, 2009, the Company received consent under the 2005 Credit Facility to accelerate the $50,063 amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

On October 27, 2009, the Company entered into an amendment with the lenders under its 2005 Credit Facility, which became effective on November 12, 2009, when the Company completed its Senior Notes offering (described above).  The Company agreed with the lenders that additional vessels may be pledged as additional collateral under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility was amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749,813, the result of which is that the next scheduled reduction in total commitment will be April 26, 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 through and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter (See below, which describes a change to this covenant pursuant to an amendment of the 2005 Credit Facility entered into on July 12, 2010).

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require the Company to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

•                  Restrict the Company’s quarterly dividends to no more than $0.125 per share (see below for a discussion of the 2010 Credit Facility which limits the aggregate amount of cash dividends paid in any fiscal year to $30,000).

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

On July 12, 2010, the Company entered into an amendment to its 2005 Credit Facility that revised the indebtedness covenant to permit the Company to incur indebtedness under a new $372,000 senior secured credit facility (described below). The amendment also revised the definition of EBITDA to include the earnings of the Metrostar Vessels when they are acquired (see Note 4). Under the 2005 Credit Facility, the Company is obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant. The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. Subject to certain exceptions, the Company is also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one year period following such incurrence (the “Incurrence Test”). As a result of the amendment, when such Metrostar Vessels are acquired, the Company is able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. Until historical earnings are available for the Metrostar Vessels, the earnings are deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses. All other material terms of the 2005 Credit Facility remain unchanged.

The 2005 Credit Facility, as amended and restated, currently provides for semiannual reductions of $50,063 commencing on April 26, 2011 and a bullet reduction of $599,625 on October 26, 2012.  Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of September 30, 2010, the Company has outstanding letters of credit aggregating $5,008 which expire between December 2010 and October 2011, leaving $44,992 available to be issued.  However, because the 2005 Credit Facility is fully drawn as of September 30, 2010, none of this balance may be issued.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of September 30, 2010 and December 31, 2009, $744,804 and $726,000, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 26 of the Company’s vessels with an aggregate carrying value as of September 30, 2010 of $895,208, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000.  The 2005 Credit Facility requires the Company to comply with a collateral maintenance covenant under which the aggregate fair value of these vessels must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on July 12, 2010, was $969,500 as of September 30, 2010, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to approximately $698,000.  The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

The 2005 Credit Facility includes customary events of default and remedies for facilities of this nature.

Interest rates on the 2005 Credit Facility during the nine months ended September 30, 2010 and 2009 ranged from 2.75% to 3.06% and 1.25% to 2.50%, respectively.

2010 Credit Facility

On July 16, 2010, the Company entered into a term loan facility (the “2010 Credit Facility”) among the Company, as parent, General Maritime Subsidiary II Corporation, as borrower (“General Maritime Subsidiary II”), the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch (“DnB”), together with Nordea, as joint lead arrangers and joint book runners.  The 2010 Credit Facility provides for a total commitment of $372,000, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50,000 will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.  These vessels will be collateral under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50,000 of the Term Loans that will be converted into Revolving Loans and for working capital and general corporate purposes.

Through September 30, 2010, the Company has drawn $280,692 of the 2010 Credit Facility associated with the delivery of five VLCCs during the third quarter of 2010.  Of this amount, $3,454 has been repaid leaving $277,238 outstanding as of September 30, 2010.  Such outstanding balance is collateralized by five VLCCs having a book value of $465,744 on September 30, 2010.

Under the 2010 Credit Facility, the Company is permitted to pay cash dividends limited to $30,000 per fiscal year (which are further restricted to no more than $0.01 per share per quarter pursuant to a bridge loan credit facility the Company entered into on October 4, 2010 (See Note 13).  The 2010 Credit Facility provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Any remaining amounts outstanding will be repaid in full on the maturity date.

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

The Company’s ability to borrow amounts under the 2010 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents.  These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2010 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets.  The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  Under the 2010 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the total available unutilized Revolving Loans and available unutilized commitments under the 2005 Credit Facility, as amended and restated, and (2) $25,000, to be less than $50,000 at any time.  The 2010 Credit Facility requires that the Company comply with a collateral maintenance covenant under which the aggregate fair market value of these vessels must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually.  The permitted net debt to EBITDA ratio under the 2010 Credit Facility will be 6.5:1.0 to and including September 30, 2010, 6.0:1.0 from December 31, 2010 until September 30, 2011 and 5.5:1.0 thereafter.  The 2010 Credit Facility’s definition of EBITDA is the same as the definition under the 2005 Credit Facility.  In addition, when such Metrostar Vessels are acquired, the Company will be able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. Until historical earnings are available for the Metrostar Vessels, the earnings will be deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses.  If the Company does not comply with the various financial and other covenants and requirements of the 2010 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

On September 29, 2010, the Company entered into an amendment to the 2010 Credit Facility which allows the Company an additional one year period ending on September 30, 2011 to raise at least $52,400 from the issuance of the Company’s common stock.  This amount represents a portion of the aggregate purchase price of the last two of the seven Metrostar Vessels to be delivered to the Company.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature.

Interest rates on the 2010 Credit Facility during the nine months ended September 30, 2010 ranged from 3.31% to 3.38%.

As of September 30, 2010, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility, 2010 Credit Facility and Senior Notes.  In addition to utilizing its current cash balance and operating cash flows, the Company will seek to raise additional funds through future equity offerings, future sales or sale/leaseback of vessels, new borrowings collateralized by its four unencumbered vessels (one VLCC and three Handymax), or other financing alternatives that it may consider in order to meet its liquidity needs for the next year.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland.  This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap was terminated on September 28, 2010 and is described below.

A repayment schedule of outstanding borrowings at September 30, 2010 is as follows:

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Senior Notes	TOTAL
2010 (October 1, 2010 - December 31, 2010)	$—	$6,871	$—	$6,871
2011	95,116	27,484	—	122,600
2012	649,688	27,484	—	677,172
2013	—	27,484	—	27,484
2014	—	27,484	—	27,484
Thereafter	—	160,431	300,000	460,431
	$744,804	$277,238	$300,000	$1,322,042

During the nine months ended September 30, 2010 and 2009, the Company paid dividends of $21,681 and $86,731, respectively.

Interest Rate Swap Agreements

On September 30, 2010, the Company is party to four interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $350,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

During September 2010, the Company terminated a swap agreement with the Royal Bank of Scotland (the “RBS Swap”) that was to expire on January 5, 2011 by making a payment of $5,578, which was drawn from a deposit held by that institution from which the quarterly cash settlements were being paid.  Such deposit had been previously included in Prepaid expenses on the Company’s balance sheets, but there is no balance as of September 30, 2010 because funds remaining in that account after the termination of the RBS Swap had been returned to the Company.

The RBS Swap had a notional principal amount of $229,500 and had a fixed interest rate of 4.9825%.  Included in accumulated OCI as of September 30, 2010 is $1,244  which will be amortized as an increase to interest expense through the date on which the RBS Swap had been scheduled to expire.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2010 and 2009 was $11,714 and $7,979, respectively.

The Company’s 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for these four interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $56,794 and $22,259 for the nine months ended September 30, 2010 and 2009, respectively.

The Company would have paid approximately $14,616 to settle its outstanding swap agreements based upon their aggregate fair value as of September 30, 2010. This aggregate fair value is based upon estimates received from financial institutions.  At September 30, 2010, $8,510 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

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

7.                                      DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 6), the Company was party to the following derivative financial instruments, which had not been designated as hedges:

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

During May 2010, the Company sold a call option with a strike price of $63.50 per barrel to, and purchased a put option with a strike price of $70.75 per barrel from, the same counterparty, the net cost of which was nil.  Each contract was for a notional 12,500 barrels per month of No. 6 3.0% US Gulf Coast fuel oil with a cash settlement, if applicable, at the end of each of the three months in the period from July 1, 2010 to September 30, 2010.  The settlement amount, if any, was to be the difference between the average price of the commodity for the month of settlement.  If such commodity price falls between $63.50 per barrel and $70.75 per barrel, there would be no required cash settlement.  To the extent the average price per barrel of the commodity for the month of settlement exceeds $70.75, the Company would have received from the counterparty the difference in price per barrel multiplied by the notional number of barrels.  To the extent the average price per barrel of the commodity for the month of settlement was less than $63.50, the Company would have paid the counterparty the difference in price per barrel multiplied by the notional number of barrels.  During the three months ended September 30, 2010, no settlement payments were due to either party and the derivative expired.

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

This contract net settled each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index and a specified bunker price index.  The Company recorded an unrealized gain, which related to changes in the fair market value of the freight derivative determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers of $568 for the nine months ended September 30, 2009, which was reflected on the Company’s statement of operations as Other income (expense).  The Company recorded an aggregate realized gain of $720 for the nine months ended September 30, 2009 which was classified as Other income (expense) on the statement of operations.

All derivatives are carried at fair value on the consolidated balance sheet at each period end. Tabular disclosure of derivative instruments are as follows:

	(Liability) Asset Derivatives
		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate contracts	Derivative Asset, noncurrent	$—	$417
Interest rate contracts	Derivative Liability, current	(7,266)	(19,777)
Interest rate contracts	Derivative Liability, noncurrent	(7,350)	(2,568)
Total derivatives designated as hedging instruments under FASB ASC 815		(14,616)	(21,928)
Total derivatives		$(14,616)	$(21,928)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Nine months ended September 30,		Income (Effective	Nine months ended September 30,		on Derivative (Ineffective	Nine months ended September 30,
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009
Interest rate contracts	$(12,470)	$(5,082)	Interest Expense	$(11,371)	$(7,860)	Other income/expense	$(8)	$(226)
Total	$(12,470)	$(5,082)		$(11,371)	$(7,860)		$(8)	$(226)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging Instruments under	Recognized in Income on	Nine months ended September 30,
FASB ASC 815	Derivative	2010	2009
Interest rate contracts	Interest Expense	$—	$—
Freight derivative	Other income/expense	—	152
Bunker derivative	Other income/expense	—	142
Total		$—	$294

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion )
Cash Flow Hedging	Three months ended September 30,		Income (Effective	Three months ended September 30,		on Derivative (Ineffective	Three months ended September 30,
Relationships	2010	2009	Portion)	2010	2009	Portion )	2010	2009
Interest rate contracts	$(3,646)	$(6,439)	Interest Expense	$(3,687)	$(3,345)	Other income/expense	$(70)	$(68)
Total	$(3,646)	$(6,439)		$(3,687)	$(3,345)		$(70)	$(68)

The Effect of Derivative Instruments on the Consolidated Statement of Operations

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
Hedging Instruments under	Recognized in Income on	Three months ended September 30,
FASB ASC 815	Derivative	2010	2009
Interest rate contracts	Interest Expense	$—	$—
Freight derivative	Other income/expense	—	—
Foreign currency derivative	Other income/expense	—	—
Total		$—	$—

8.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$58,697	$58,697	$52,651	$52,651
Floating rate debt	1,022,042	1,022,042	726,000	726,000
Senior Notes	293,044	314,250	292,609	319,500
Derivative financial instruments (See Note 7)	14,616	14,616	21,928	21,928

The fair value of the Senior Notes is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans due to the frequent interest rate adjustments. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the Company and its counterparties.

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  FASB ASC 820 states that the fair value measurements must include credit considerations.  Credit default swaps basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the Company’s 2010 Credit Facility of 3.0% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.  The Company’s freight derivative value had been based on quoted rates on the BITR and was therefore considered a Level 2 item.

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

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	September 30, 2010	December 31, 2009
	Significant Other Observable Inputs	Significant Other Observable Inputs
	(Level 2)	(Level 2)
Derivative instruments — asset position	$0	$417
Derivative instruments — liability position	$(14,616)	$(22,345)

A reconciliation of a fuel derivative that expired on March 31, 2009 which was based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 is as follows:

Fair value, January 1, 2009	$(132)
Fair value, September 30, 2009	—
Unrealized gain	132
Realized gain, cash settlements received	10
Total gain, recorded as Other expense	$142

9.                                      RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, the Company incurred office expenses totalling $43 and $99, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $10 and $5 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company incurred fees for legal services aggregating $98 and $0, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2010 and December 31, 2009, the balance of $91 and $0, respectively, was outstanding.

During the nine months ended September 30, 2010 and 2009, the Company incurred certain entertainment and travel related costs totaling $170 and $124, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $10 and $10 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $106 and $94, respectively, based on actual time spent by the employee, of which the balance due to Genco of $20 and $51 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $18,696 and $5,295, respectively. At September 30, 2010 and December 31, 2009, $5,907 and $1,189, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the nine months ended September 30, 2010 and 2009 for $42 and $41 and for $9 and $4, respectively. A balance of $1 and $6 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

10.                               STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, General Maritime Subsidiary adopted the General Maritime Corporation 2001 Stock Incentive Plan.  On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Acquisition. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan the Company’s compensation committee, another designated committee of the board of directors or the board of directors may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the board of directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

As of September 30, 2010, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the nine months ended September 30, 2010 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of September 30, 2010, all of which were fully vested by December 31, 2009:

	Options Outstanding, September 30, 2010			Options Exercisable, September 30, 2010
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	3.1	1,675	$10.88
$16.84	5,025	$16.84	3.6	5,025	$16.84
	6,700	$15.35	3.5	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman vest approximately ten years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

On May 14, 2009, the Company granted a total of 42,252 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock lapsed on May 13, 2010 which was the date of the Company’s 2010 Annual Meeting of Shareholders.

On December 24, 2009, the Company made grants of restricted common stock in the amount of 160,390 shares to employees of the Company and 213,680 shares to officers of the Company.  The restrictions on all of these shares will lapse as to 25% of these shares on November 15, 2010 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2013. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

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

The weighted average grant-date fair value of restricted stock granted during the nine months ended September 30, 2010 and 2009 is $7.74 per share and $9.59 per share, respectively.

A summary of the activity for restricted stock awards during the quarterly periods in the nine months ended September 30, 2010 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding and nonvested, January 1, 2010	2,587,313	$22.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and nonvested, March 31, 2010	2,587,313	22.94
Granted	57,168	7.74
Vested	(42,252)	9.48
Forfeited	—	—
Outstanding and nonvested, June 30, 2010	2,602,229	22.82
Granted	—	—
Vested	(1,000)	7.16
Forfeited	(3,000)	7.16
Outstanding and nonvested, September 30, 2010	2,598,229	$22.85

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2010:

	2010*	2011	2012	2013	2014	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$186	$738	$740	$737	$646	$—	$3,047
April 5, 2005	441	1,749	1,753	1,749	1,749	—	7,441
December 21, 2005	264	974	976	976	974	851	5,015
December 18, 2006	196	628	541	539	539	1,011	3,454
December 21, 2007	310	997	728	620	620	1,785	5,060
December 15, 2008	89	231	101	10	—	—	431
December 23, 2008	108	305	172	71	—	—	656
December 24, 2009	282	704	371	148	—	—	1,505
May 13, 2010	111	161					272
Total by year	$1,987	$6,487	$5,382	$4,850	$4,528	$3,647	$26,881

* Represents the period from October 1, 2010 through December 31, 2010.

As of September 30, 2010 and December 31, 2009, there was $26,881 and $33,086, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2010, this cost is expected to be recognized as an addition to paid-in capital over a weighted average period of 2.4 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended September 30, 2010 and 2009 was $2,234 and $2,591, respectively. Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2010 and 2009 was $6,627 and $7,799, respectively.

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

On June 23, 2010, the Company received $195,517 for the issuance of these 30,600,000 shares, net of issuance costs.

12.          LEGAL PROCEEDINGS

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. The Company’s subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and subsequently accepted responsibility under the U.S. Oil Pollution Act of 1990 for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. The Company understands the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the U.S. Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for approximately $5,800 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $500.  In October 2010, the Company entered into a settlement agreement with the U.S. National Pollution Fund in which the Company agreed to pay approximately $6,300 in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

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

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and we believe that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10 deductible.

13.          SUBSEQUENT EVENTS

On October 4, 2010, the Company entered into a term loan facility (the “Bridge Loan Credit Facility”) which provides for a total commitment of $22,800 in in a single borrowing and will be used to finance the acquisition of one of the Metrostar Vessels.

Under the Bridge Loan Credit Facility, the Company is permitted to pay cash dividends limited to $.01 per share per quarter.  The Bridge Loan Credit Facility provides for the repayment of the term loan at or before the maturity date which is October 4, 2011.  Interest is payable on the last day of each interest period to be selected by the Company and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.

The Bridge Loan Credit Facility carries an interest rate of LIBOR plus 300 basis points on the outstanding portion.  This interest rate will be increased to LIBOR plus 350 basis points if the outstanding loans have not been repaid in full on or prior to December 31, 2010.  The Bridge Loan Credit Facility is secured by the Genmar Vision, as well as Arlington Tankers’ equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Genmar Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. will also provide an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The Bridge Loan Credit Facility requires the Company to sell assets by December 15, 2010 resulting in proceeds in an amount sufficient to repay the Bridge Loan Credit Facility.  The Company intends to review potential asset sales through the sale or sale/leaseback of vessels and alternative refinancing transactions by that date or seek a waiver from the lenders.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility are substantially similar in all material respects to those contained in the Company’s existing credit facilities.

On October 6, 2010, the Company took delivery of the Genmar Maniate, a 164,925 dwt 2010-built Suezmax newbuilding, which is one of the Metrostar Vessels described in Note 4.  The Company paid a total purchase price of approximately $76,000 for the Genmar Maniate, using approximately $7,600 of the net proceeds from the offering of shares of the Company’s common stock completed on June 23, 2010, approximately $22,800 from borrowings under the Bridge Loan Credit Facility and approximately $45,600 from borrowings under its 2010 Credit Facility.

On October 27, 2010, the Company’s Board of Directors declared a $0.01 per share dividend that will be payable on or about November 26, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following:  (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) acts of war, terrorism or piracy; (xvii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xviii) changes in the itineraries of our vessels; (xix) adverse changes in foreign currency exchange rates affecting our expenses; (xx) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels; (xxi) sourcing, completion and funding of financing on acceptable terms; (xxii) financial market conditions; and (xxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K/A for the year ended December 31, 2009 and our subsequent reports on Form 10-Q and Form 8-K.

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

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2010 and 2009. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services.

As of November 3, 2010, we own a fully double-hull fleet of 37 tankers - seven VLCCs, 12 Suezmax tankers, 12 Aframax, two Panamax and four Handymax product tankers with a total carrying capacity of approximately 5.6 million dwt.

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

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an

aggregate purchase price of approximately $620 million. The purchases are subject to additional documentation and customary closing conditions.  The five VLCCs were acquired during the third quarter of 2010.

On October 6, 2010, we took delivery of a newly-built Suezmax vessel which had a purchase price of $76 million. To pay the remaining 90% of the purchase price, we drew down $45.6 million under our 2010 Credit Facility and borrowed $22.8 under a bridge loan credit facility.   The other Suezmax vessel is expected to be delivered in April 2011.

A summary of our completed vessel acquisitions and dispositions between January 1, 2008 and September 30, 2010 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Elektra	Acquired	Aframax	October 7, 2008
Genmar Daphne	Acquired	Aframax	December 3, 2008
Genmar Victory	Acquired	VLCC	December 16, 2008
Genmar Vision	Acquired	VLCC	December 16, 2008
Stena Compatriot	Acquired	Panamax	December 16, 2008
Genmar Companion	Acquired	Panamax	December 16, 2008
Genmar Concord	Acquired	Handymax	December 16, 2008
Stena Consul	Acquired	Handymax	December 16, 2008
Stena Concept	Acquired	Handymax	December 16, 2008
Stena Contest	Acquired	Handymax	December 16, 2008
Genmar Zeus	Acquired	VLCC	July 2, 2010
Genmar Poseidon	Acquired	VLCC	August 2, 2010
Genmar Ulysses	Acquired	VLCC	August 9, 2010
Genmar Atlas	Acquired	VLCC	September 2, 2010
Genmar Hercules	Acquired	VLCC	September 9, 2010

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

Our Arlington Vessels are party to technical management agreements with third parties.  At the time of the Arlington Acquisition, the eight Arlington Vessels were party to fixed-rate ship management agreements with Northern Marine Management (“Northern Marine”).  Of these eight contracts, four expired in the fourth quarter of 2009 and two will expire in November 2010.  Under these fixed-rate ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

With respect to the four Arlington vessels for which the fixed-rate contracts expired in 2009, we signed ship management agreements with Northern Marine for two of these Arlington vessels and with Anglo Eastern for the other two Arlington vessels. With respect to the two Arlington vessels with fixed-rate contracts expiring in November 2010, we recently signed agreements with Anglo Eastern on terms similar to those agreements signed in 2009.  These new agreements began on a mutually-agreed date after the expiration of the ship management agreements in effect when we acquired these vessels and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these six agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September-10	September-09	September-10	September-09
Voyage revenues	$98,264	$96,706	$287,287	$269,281
Voyage expenses	40,707	18,877	102,825	37,747
Direct vessel expenses	26,331	22,597	74,857	69,160
General and administrative expenses	9,343	9,476	28,493	30,885
Depreciation and amortization	25,413	22,255	70,014	66,040
Loss on disposal of vessel equipment	29	443	560	587
Total operating expenses	101,823	73,648	276,749	204,419
Operating (loss) income	(3,559)	23,058	10,538	64,862
Net interest expense	21,379	7,734	59,228	23,432
Other expense	1,095	569	731	500
Net (loss) income	$(26,033)	$14,755	$(49,421)	$40,930
Basic (loss) earnings per share	$(0.30)	$0.27	$(0.74)	$0.75
Diluted (loss) earnings per share	$(0.30)	$0.27	$(0.74)	$0.74
Dividends declared per share	$0.08	$0.50	$0.33	$1.50
Basic weighted average shares outstanding, thousands	86,304	54,551	66,892	54,532
Diluted weighted average shares outstanding, thousands	86,304	55,630	66,892	55,571

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	September-10	December-09
Cash	$58,697	$52,651
Current assets, including cash	129,075	108,528
Total assets	1,896,001	1,445,257
Current liabilities	149,232	56,194
Total long-term debt, including current portion	1,315,086	1,018,609
Shareholders’ equity	494,522	364,909

OTHER FINANCIAL DATA	Three months ended		Nine months ended
(dollars in thousands, except average daily results)	September-10	September-09	September-10	September-09
Net cash provided by (used by) operating activities	$15,643	$(9,419)	$21,932	$47,423
Net cash used by investing activities	(415,960)	(3,122)	(477,389)	(7,603)
Net cash provided by (used by) financing activities	307,546	(13,985)	461,995	(121,801)
Capital expenditures
Vessel (purchases) sales, including deposits	(422,758)	—	(484,853)	—
Drydocking or capitalized survey costs	(2,836)	(1,473)	(8,639)	(15,755)
Weighted average long-term debt	1,138,253	952,728	1,059,007	950,115

OTHER DATA
EBITDA (1)	20,759	44,744	79,821	130,402

FLEET DATA
Total number of vessels at end of period	36	31	36	31
Average number of vessels (2)	33.7	31.0	31.9	31.0
Total vessel operating days for fleet (3)	3,012	2,772	8,417	8,031
Total time charter days for fleet	1,451	1,922	4,535	6,232
Total spot market days for fleet	1,561	850	3,882	1,799
Total calendar days for fleet (4)	3,103	2,852	8,714	8,463
Fleet utilization (5)	97.1%	97.2%	96.6%	94.9%
AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$19,109	$28,077	$21,915	$28,830
Direct vessel operating expenses per vessel (7)	8,486	7,923	8,590	8,172

	Three months ended		Nine months ended
	September-10	September-09	September-10	September-09
EBITDA Reconciliation
Net (Loss) Income	$(26,033)	$14,755	$(49,421)	$40,930
+ Net interest expense	21,379	7,734	59,228	23,432
+ Depreciation and amortization	25,413	22,255	70,014	66,040
EBITDA	$20,759	$44,744	$79,821	$130,402

(1) EBITDA represents net (loss) income plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management of the Company uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. The Company believes that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net (loss) income, operating (loss) income or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

6) Time Charter Equivalent, or TCE, is a measure of the average daily revenue performance of a vessel on a per voyage basis. Our method of calculating TCE is consistent with industry standards and is determined by dividing net voyage revenue by voyage days for the relevant time period. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract.

(7) Daily direct vessel operating expenses, or daily DVOE, is calculated by dividing direct vessel expenses, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2010 and 2009 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	45.7%	29.0%	40.6%	29.9%
General and administrative expenses	16.2%	12.2%	15.4%	13.3%
Depreciation and amortization	44.2%	28.6%	38.0%	28.5%
Loss on disposal of vessel equipment	0.1%	0.6%	0.3%	0.3%
Operating (loss) income	-6.2%	29.6%	5.7%	28.0%
Interest expense	37.1%	9.9%	32.1%	10.1%
Other expense	-1.9%	-0.7%	-0.4%	-0.2%
Net (loss) income	-45.2%	19.0%	-26.8%	17.7%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
INCOME STATEMENT DATA	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands, except share data)	2010	2009	2010	2009

Voyage revenues	$98,264	$96,706	$287,287	$269,281
Voyage expenses	(40,707)	(18,877)	(102,825)	(37,747)
Net voyage revenues	$57,557	$77,829	$184,462	$231,534

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

VOYAGE REVENUES- Voyage revenues increased by $1.6 million, or 1.6%, to $98.3 million for the three months ended September 30, 2010 compared to $96.7 million for the prior year period.  This increase is primarily attributable to an 8.7% increase in vessel operating days to 3,012 days for the three months ended September 30, 2010 compared to 2,772 days for the prior year period.   The average size of our fleet was 33.7 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 4.7 VLCC, and 2.0 Panamax) for the three months ended September 30, 2010 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax)  for the prior year period.  Such increase is due to the acquisition of five VLCCs during the three months ended September 30, 2010.  Also contributing to this increase is a significant increase in spot rates attained on our vessels under spot voyage charters for the three months ended September 30, 2010 as compared to the prior year period.

These increases were partially offset by a decline in time charter rates during the three months ended September 30, 2010, as compared to the prior year period as discussed below under “Net Voyage Revenues.”

Included in voyage revenues for the three months ended September 30, 2009 was $13.7 million of time charter revenue associated with the acceleration of a net liability associated with four time charter contracts.  These contracts had been assigned a liability when the vessels to which the below-market time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This recorded liability had been amortized over the remaining time charter period, including the option periods.  The Company accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date indicated by the charterer on two of the vessels.  Such transactions did not recur in 2010, and had the effect, for the three months ended September 30, 2009, of increasing time charter revenue, especially for the two VLCCs to which most of the accelerated amortization related.

Voyage revenues are expected to increase during the remainder of 2010 as the Metrostar Vessels are added to our fleet.

VOYAGE EXPENSES- Voyage expenses increased $21.8 million, or 116%, to $40.7 million for the three months ended September 30, 2010 compared to $18.9 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the three months ended September 30, 2010, the number of days our vessels operated under spot voyage increased by 711, or 83.6%, to 1,561 days (506 days Aframax, 825 days Suezmax and 230 days VLCC) from 850 days (704 days Aframax and 146 days Suezmax) during the prior year period.  Also contributing to the increase in voyage expenses during the three months ended September 30, 2010 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2010 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $18.5 million, or 160%, to $30.0 million during the three months ended September 30, 2010 compared to $11.5 million during the prior year period.  This increase in fuel cost corresponds to a 41.7% increase in fuel cost per spot voyage day to $19,245 during the three months ended September 30, 2010 compared to $13,584 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $1.8 million, or 29.7%, to $7.8 million during the three months ended September 30, 2010 compared to $6.0 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days.

Voyage expenses are expected to increase during the remainder of 2010 as the Metrostar Vessels are added to our fleet.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $20.3 million, or 26.0%, to $57.6 million for the three months ended September 30, 2010 compared to $77.8 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the three months ended September 30, 2010 compared to prior year.  Our average TCE rates decreased to $19,109 during the three months ended September 30, 2010 compared to $28,077 for the prior year period.  This decrease in TCE is primarily attributable to a decline in time charter rates during the three months ended September 30, 2010 (taking into account the $13.7 million of time charter revenue for the prior year period associated with the acceleration of a net liability associated with four time charter contracts described above in voyage revenues) compared to the prior year period due to vessels with time charters that expired during 2009 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  This decrease is partially offset by an increase during the three months ended September 30, 2010 as compared to the prior year period in TCE rates for our vessels on spot voyage charters as well as an increase in the number of vessel operating days.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase	%
	2010	2009	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$9,378	$10,368	$(990)	-9.5%
Suezmax	5,411	30,429	(25,018)	-82.2%
VLCC	6,159	21,659	(15,500)	-71.6%
Panamax	3,434	4,820	(1,386)	-28.8%
Product	5,234	5,728	(494)	-8.6%
Total	29,616	73,004	(43,388)	-59.4%

Spot charter:
Aframax	6,759	4,652	2,107	45.3%
Suezmax	15,866	173	15,693	9071.1%
VLCC	5,316	—	5,316	n/a
Total	27,941	4,825	23,116	479.1%

TOTAL NET VOYAGE REVENUE	$57,557	$77,829	$(20,272)	-26.0%

Vessel operating days:
Time charter:
Aframax	527	371	156	42.0%
Suezmax	184	819	(635)	-77.5%
VLCC	193	180	13	7.2%
Panamax	184	184	—	0.0%
Product	363	368	(5)	-1.4%
Total	1,451	1,922	(471)	-24.5%

Spot charter:
Aframax	506	704	(198)	-28.1%
Suezmax	825	146	679	465.1%
VLCC	230	—	230	n/a
Total	1,561	850	711	83.6%

TOTAL VESSEL OPERATING DAYS	3,012	2,772	240	8.7%

AVERAGE NUMBER OF VESSELS	33.7	31.0	2.7	8.7%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$17,796	$27,945	$(10,149)	-36.3%
Suezmax	$29,409	$37,154	$(7,745)	-20.8%
VLCC	$31,911	$120,325	$(88,414)	-73.5%
Panamax	$18,661	$26,197	$(7,536)	-28.8%
Product	$14,419	$15,563	$(1,144)	-7.4%
Combined	$20,411	$37,983	$(17,572)	-46.3%

Spot charter:
Aframax	$13,358	$6,608	$6,750	102.1%
Suezmax	$19,232	$1,186	$18,046	1521.5%
VLCC	$23,114	$—	$—	n/a
Combined	$17,900	$5,677	$12,223	215.3%

TOTAL TCE	$19,109	$28,077	$(8,968)	-31.9%

As of September 30, 2010, 12 of our vessels are on time charters expiring between November 2010 and September 2012, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Elektra	Aframax	August 11, 2011		$18,500
Genmar St. Nikolas	Suezmax	February 7, 2011		$39,000
Genmar Strength	Aframax	September 1, 2012		$18,500	(3)
Genmar Companion	Panamax	January 27, 2011	(2)	$17,000
Stena Compatriot	Panamax	November 10, 2010		$18,989
Stena Concept	Handymax	July 4, 2011	(2)	$18,264	(4)
Genmar Concord	Handymax	February 2, 2011		$12,659
Stena Consul	Handymax	November 10, 2010		$16,964
Stena Contest	Handymax	July 4, 2011	(2)	$18,264	(4)
Genmar Ulysses	VLCC	January 3, 2011		$32,500	(5)
Genmar Victory	VLCC	February 12, 2012	(2)	$40,500
Genmar Vision	VLCC	March 24, 2011		market	(6)

(1)         Before brokers’ commissions.

(2)         Charter end date excludes periods that are at the option of the charterer.

(3)         Rate increases to $20,000 per day on September 1, 2011.

(4)         Rate adjusts to $18,603 per day from January 5, 2011 through July 4, 2011.

(5)         Charter was cancelled on October 24, 2010 by the charterer.

(6)         Rate varies each month and is based on TD3, which is an index on the Baltic Tanker Index pertaining to VLCCs between the Arabian Gulf and Asia.  TCE actually received is lower than the indicated TD3 rate due to fuel consumption by the vessel in excess of the amount stipulated by the time charter agreement.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $3.7 million, or 16.5%, to $26.3 million for the three months ended September 30, 2010 compared to $22.6 million for the prior year period.  During the three months ended September 30, 2010 the average size of our fleet increased by 8.7% to 33.7 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 4.7 VLCC, and 2.0 Panamax) from 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $563, or 7.1%, to $8,486 ($8,468 Aframax, $8,034 Suezmax, $10,961 VLCC, $7,711 Panamax, and $7,237 Handymax) for the three months ended September 30, 2010 compared to $7,923 ($8,669 Aframax, $7,876 Suezmax, $8,274 VLCC, $6,620 Panamax, and $6,288 Handymax) for the prior year period.  This increase in overall direct vessel expenses during the three months ended September 30, 2010 primarily relates to the addition of five VLCCs to our fleet during the period as well as increases in the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  VLCCs are generally more expensive to operate.  During the 2009 period, all eight of these vessels were on fixed-fee technical management contracts with Northern Marine which covered, among other things, costs related to crewing, provisions, deck and engine stores, maintenance and repair, and lubricating oils.  During the fourth quarter of 2009, the fixed-fee contracts on four of these vessels expired and subsequently placed under ship management agreements that were not of a fixed-fee nature, resulting in higher costs.  Therefore, for such vessels, direct vessel expenses increased for these vessels in the 2010 period compared to the prior year period.  Additionally, the four vessels still on fixed-fee technical management contract with Northern Marine incurred higher expenses during the three months ended September 30, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Partially offsetting these increases are reductions during the 2010 period as compared to the prior year period in lubricating oil costs on certain vessels associated with the installation of cylinder oil optimization equipment.  Changes in daily costs are primarily due to reasons described above.

Direct vessel expenses are expected to increase during the remainder of 2010 as the Metrostar Vessels are added to our fleet.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $0.2 million, or 1.4%, to $9.3 million for the three months ended September 30, 2010 compared to $9.5 million for the prior year period.  Factors contributing to this decrease are as follows:

(a)          A $0.3 million reduction in personnel costs in our New York office primarily relating to a reduction in restricted stock amortization during the three months ended September 30, 2010 associated with a reduction in the fair value of restricted shares granted in December 2009 compared to those granted in December 2008 relating to a decline in the grant date stock price of such grants;

(b)         A $0.3 million decrease during the three months ended September 30, 2010 as compared to the prior year period associated with operating our office in Portugal relating to the strengthening of the U.S. dollar against the Euro;

(c)          A partially offsetting increase of $0.2 million during the three months ended September 30, 2010 as compared to the prior year period associated with travel related costs of senior management; and

(d)         A partially offsetting increase of $0.2 million during the three months ended September 30, 2010 as compared to the prior year period relating to reserves taken against the Company’s amounts due from charterers relating to demurrage.

For 2010, we have budgeted general and administrative expenses to be approximately $37.6 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $3.1 million, or 14.2%, to $25.4 million for the three months ended September 30, 2010 compared to $22.3 million for the prior year period.  $2.9 million of this increase is attributable to vessel depreciation on the five VLCCs acquired during the three months ended September 30, 2010.

Depreciation and amortization is expected to increase during the remainder of 2010 as the Metrostar Vessels are added to our fleet.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT—During the three months ended September 30, 2010 and 2009, we incurred losses associated with the disposal of certain vessel equipment of $29,000 and $0.4 million, respectively.

NET INTEREST EXPENSE— Net interest expense increased by $13.6 million, or 176%, to $21.4 million for the three months ended September 30, 2010 compared to $7.7 million for the prior year period.   This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12%, the 2010 Credit Facility we entered into in July 2010, which bears interest at 300 basis points over LIBOR and an increase in margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the three months ended September 30, 2010, our weighted average outstanding debt increased by 19.5% to $1,138.3 million compared to $952.7 million during the prior year period.

We anticipate that outstanding long-term debt balances will increase during the balance of 2010 when additional borrowings are made under the 2010 Credit Facility to finance a portion of the Metrostar Vessels as they are acquired.  Accordingly, we anticipate that interest expense for the remainder of 2010 will increase.

OTHER INCOME/EXPENSE — Other expense for the three months ended September 30, 2010 of $1.1 million consists of an unrealized loss of $1.2 million relating to foreign currency losses, partially offset by a realized gain of $0.1 million associated with our interest rate swaps.

NET (LOSS) INCOME- Net loss was $26.0 million for the three months ended September 30, 2010 compared to net income of $14.8 million for the prior year period.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

VOYAGE REVENUES-Voyage revenues increased by $18.0 million, or 6.7%, to $287.3 million for the nine months ended September 30, 2010 compared to $269.3 million for the prior year period.  This increase is primarily attributable to a 4.8% increase in vessel operating days to 8,417 days for the nine months ended September 30, 2010 compared to 8,031 days for the prior year period.   The average size of our fleet was 31.9 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.9 VLCC, and 2.0 Panamax) for the nine months ended September 30, 2010 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax)  for the prior year period.  Such increase is due to the acquisition of five VLCCs during the three months ended September 30, 2010.  Also contributing to this increase is a significant increase in spot rates attained on our vessels under spot voyage charters for the nine months ended September 30, 2010 as compared to the prior year period.

These increases were partially offset by a decline in time charter rates during the nine months ended September 30, 2010 as compared to the prior year period, as discussed below under “Net Voyage Revenues”.

Included in voyage revenues for the nine months ended September 30, 2009 was $13.7 million of time charter revenue associated with the acceleration of a net liability associated with four time charter contracts.  These contracts had been assigned a liability when the vessels to which the time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This recorded liability had been amortized over the remaining time charter period, including the option periods.  The Company accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date indicated by the charterer on two of the vessels.  Such transactions did not recur in 2010, and had the effect for the nine months ended September 30, 2009 of increasing time charter revenue, especially for the two VLCCs to which most of the accelerated amortization related.

VOYAGE EXPENSES-Voyage expenses increased $65.1 million, or 172%, to $102.8 million for the nine months ended September 30, 2010 compared to $37.7 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the nine months ended September 30, 2010, the number of days our vessels operated under spot voyage increased by 2,083, or 116%, to 3,882 days (1,595 days Aframax, 1,926 days Suezmax, 349 days VLCC and 12 days Panamax) from 1,799 days (1,585 days Aframax and 214 days Suezmax) during the prior year period.  Also contributing to the increase in voyage expenses during the nine months ended September 30, 2010 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2010 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $53.7 million, or 258%, to $74.4 million during the nine months ended September 30, 2010 compared to $20.8 million during the prior year period.  This increase in fuel cost corresponds to a 65.9% increase in fuel cost per spot voyage day to $19,175 during the nine months ended September 30, 2010 compared to $11,555 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $7.9 million, or 69.6%, to $19.3 million during the nine months ended September 30, 2010 compared to $11.4 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days.

NET VOYAGE REVENUES-Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $47.1 million, or 20.3%, to $184.5 million for the nine months ended September 30, 2010 compared to $231.5 million for the prior year period.  This decrease in TCE is primarily attributable to a decline in time charter rates during the nine months ended September 30, 2010 compared to the prior year period (taking into account the $13.7 million of time charter revenue for the prior year period associated with the acceleration of a net liability associated with four time charter contracts described above in voyage revenues) due to vessels with time charters that expired during 2009 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  This decrease is partially offset by an increase during the nine months ended September 30, 2010 as compared to the prior year period in TCE rates for our vessels on spot voyage charters as well as an increase in the number of vessel operating days.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase	%
	2010	2009	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$28,216	$41,862	$(13,646)	-32.6%
Suezmax	33,596	97,617	(64,021)	-65.6%
VLCC	14,780	38,700	(23,920)	-61.8%
Panamax	10,078	13,142	(3,064)	-23.3%
Product	15,488	17,713	(2,225)	-12.6%
Total	102,158	209,034	(106,876)	-51.1%

Spot charter:
Aframax	24,296	21,200	3,096	14.6%
Suezmax	48,798	1,300	47,498	3653.7%
VLCC	9,524	—	9,524	n/a
Panamax	(314)	—	(314)	n/a
Total	82,304	22,500	59,804	265.8%

TOTAL NET VOYAGE REVENUE	$184,462	$231,534	$(47,072)	-20.3%

Vessel operating days:
Time charter:
Aframax	1,560	1,406	154	11.0%
Suezmax	935	2,657	(1,722)	-64.8%
VLCC	434	541	(107)	-19.8%
Panamax	530	536	(6)	-1.1%
Product	1,076	1,092	(16)	-1.5%
Total	4,535	6,232	(1,697)	-27.2%

Spot charter:
Aframax	1,595	1,585	10	0.6%
Suezmax	1,926	214	1,712	800.0%
VLCC	349	—	349	n/a
Panamax	12	—	12	n/a
Total	3,882	1,799	2,083	115.8%

TOTAL VESSEL OPERATING DAYS	8,417	8,031	386	4.8%

AVERAGE NUMBER OF VESSELS	31.9	31.0	0.9	2.9%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$18,087	$29,774	$(11,687)	-39.3%
Suezmax	$35,932	$36,739	$(807)	-2.2%
VLCC	$34,056	$71,535	$(37,479)	-52.4%
Panamax	$19,015	$24,519	$(5,504)	-22.4%
Product	$14,394	$16,220	$(1,826)	-11.3%
Combined	$22,527	$33,542	$(11,015)	-32.8%

Spot charter:
Aframax	$15,233	$13,375	$1,858	13.9%
Suezmax	$25,336	$6,077	$19,260	316.9%
VLCC	$27,291	$—	$27,291	n/a
Panamax	$(26,216)	$—	$(26,216)	n/a
Combined	$21,201	$12,507	$8,694	69.5%

TOTAL TCE	$21,915	$28,830	$(6,915)	-24.0%

DIRECT VESSEL EXPENSES-Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $5.7 million, or 8.2%, to $74.9 million for the nine months ended September 30, 2010 compared to $69.2 million for the prior year period.  During the nine months ended September 30, 2010, the average size of our fleet increased by 2.9% to 31.9 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.9 VLCC, and 2.0 Panamax) from 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $418, or 5.1%, to $8,590 ($8,933 Aframax, $8,329 Suezmax, $10,892 VLCC, $7,731 Panamax, and $7,027 Handymax) for the nine months ended September 30, 2010 compared to $8,172 ($8,909 Aframax, $8,216 Suezmax, $8,754 VLCC, $6,752 Panamax, and $6,347 Handymax) for the prior year period.  This increase in overall direct vessel expenses during the nine months ended September 30, 2010 primarily relates to the addition of five VLCCs to our fleet during the period as well as increases in the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  VLCCs are generally more expensive to operate.  During the 2009 period, all eight of these vessels were on fixed fee technical management contracts with Northern Marine which covered, among other things, costs related to crewing, provisions, deck and engine stores, maintenance and repair, and lubricating oils.  During the fourth quarter of 2009, the fixed-fee contracts on four of these vessels expired and subsequently placed under ship management agreements that were not of a fixed-fee nature, resulting in higher costs.  Therefore, for such vessels, direct vessel expenses increased for these vessels in the 2010 period compared to the prior year period.  Additionally, the four vessels still on fixed fee technical management contract with Northern Marine incurred higher expenses during the nine months ended September 30, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Changes in daily costs are primarily due to reasons described above.

GENERAL AND ADMINISTRATIVE EXPENSES-General and administrative expenses decreased by $2.4 million, or 7.7%, to $28.5 million for the nine months ended September 30, 2010 compared to $30.9 million for the prior year period.  This decrease primarily reflects the following:

(a) a $1.5 million decrease during the nine months ended September 30, 2010 as compared to the prior year relating to a reduction in personnel costs in our New York office, including restricted stock amortization;

(b) a $0.8 million decrease during the nine months ended September 30, 2010 compared to the prior year period relating to costs of operating our corporate aircraft during the nine months ended September 30, 2009 and winding down the lease on the aircraft which expired in February 2009 for which no comparable costs were incurred during the 2010 period;

(c) a $0.8 million decrease during the nine months ended September 30, 2010 compared to the prior year period from costs incurred during the nine months ended September 30, 2009 relating to a conviction in a criminal proceeding involving the Genmar Defiance, expenditures during that period made in connection with settling payroll tax amounts due to New York State relating to vesting of restricted stock for and exercise of stock options by employees during 2003 through 2005, costs relating to the Arlington Acquisition including costs associated with filing various registration statements with the SEC incurred during that period, as well as legal fees incurred with winding down the lease on the corporate aircraft;

(d) a $0.4 million decrease during the nine months ended September 30, 2010 as compared to the prior year period associated with operating our office in Portugal relating to the strengthening of the U.S. dollar against the Euro;

(e) a partially offsetting increase of $0.8 million in reserves against our amounts due from charterers associated with demurrage and certain other billings during the nine months ended September 30, 2010 compared to the prior year period; and

(f) a partially offsetting increase of $0.4 million during the nine months ended September 30, 2010 as compared to the prior year period associated with travel related costs of senior management.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which includes depreciation of vessels and equipment, as well as amortization of drydocking and special survey costs, increased by $4.0 million, or 6.0%, to $70.0 million for the nine months ended September 30, 2010 compared to $66.0 million for the prior year period.  $2.9 million of this increase is attributable to vessel depreciation on the five VLCCs acquired during the three months ended September 30, 2010.

Depreciation on Other fixed assets, which consists primarily of vessel equipment increased by $0.8 million to $3.3 million for the nine months ended September 30, 2010 compared to $2.5 million for the prior year period.  Such increase is attributable to depreciation of an increased level of vessel equipment that has been added to our vessels.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT— During the nine months ended September 30, 2010 and 2009, we incurred losses associated with the disposal of certain vessel equipment of $0.6 million and $0.6 million, respectively.

NET INTEREST EXPENSE- Net interest expense increased by $35.8 million, or 153%, to $59.2 million for the nine months ended September 30, 2010 compared to $23.4 million for the prior year period.    This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12%, the 2010 Credit Facility we entered into during July 2010, which bears interest at 300 basis points over LIBOR and an increase in margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the nine months ended September 30, 2010, our weighted average outstanding debt increased by 11.5% to $1,059.0 million compared to $950.1 million during the prior year period.

OTHER INCOME/EXPENSE — Other expense of $0.7 million for the nine months ended September 30, 2010 consists of $0.9 million of an unrealized loss relating to foreign currency losses and a $0.2 million realized gain associated with our interest rate swaps.

NET (LOSS) INCOME-Net loss was $49.4 million for the nine months ended September 30, 2010 compared to net income of $40.9 million for the prior year period.

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

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock exchange. While we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review other debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms. We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to fund our operations, make vessel acquisitions and implement our dividend policy and possible share repurchases. Pursuant to our agreements to purchase the Metrostar Vessels, we are required to pay the remaining balance of the purchase price of $68.4 million in conjunction with the delivery of the remaining vessel which is expected to occur by April 2011.  We expect to fund this payment through borrowings under our 2010 Credit Facility of $45.8 million and additional issuances of equity of $22.8 million depending upon market conditions.  In the event that the Company determines to fund all or any portion of these payments using cash from operations or another financing method, it plans to seek a waiver from the lenders under the 2010 Credit Facility to permit the Company to do so.  In addition to utilizing our current cash balance and operating cash flows, we will seek to raise additional funds through future equity offerings, future sales or sale/leasebackof vessels, new borrowings collateralized by our four unencumbered vessels (one VLCC and three Handymax), or other financing alternatives that we may consider in order to meet our liquidity needs for the next year.

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

On June 23, 2010, we received $195.5 million for the issuance of these 30,600,000 shares, net of issuance costs.  We used all of the net proceeds from this offering to fund a portion of the purchase price of the Metrostar Vessels, consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar for an aggregate purchase price of approximately $620 million (the “Vessel Acquisitions”).  Certain events may arise which could result in us not taking delivery of a vessel, such as a total loss of a vessel, a constructive total loss of a vessel, or substantial damage to a vessel prior to its delivery.

Dividend policy

Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount (millions)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	$486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid- 2008	$1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
September 30, 2009	December 4, 2009	$0.125		$7.2
	dividends declared and paid- 2009	$1.625

December 31, 2009	March 26, 2010	$0.125		$7.3
March 31, 2010	May 28, 2010	$0.125		$7.3
June 30, 2010	September 3, 2010	$0.080		$7.1
	dividends declared and paid- 2010	$0.330

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Form 10-Q, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

General Maritime Subsidiary announced on February 21, 2007 that its Board of Directors changed its quarterly dividend policy by adopting a fixed target amount of $0.37 per share per quarter or $1.49 per share each year, starting with the first quarter of 2007. On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the current number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.  We announced on October 5, 2010 that our Board of Directors had adopted a new dividend policy pursuant to which we intend to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below) remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends.  We intend to declare dividends in April, July, October and February of each year.

The declaration of dividends and their amount, if any, will depend upon our results and the determination of our Board of Directors. Any dividends paid will be subject to the terms and conditions of our indebtedness and applicable provisions of Marshall Islands law.

Share repurchase program

In October 2005 and February 2006, General Maritime Subsidiary’s Board of Directors approved repurchases by General Maritime Subsidiary of its common stock under a share repurchase program for up to an aggregate total of $400 million, of which $107.1 million was available as of December 16, 2008. On December 16, 2008, our Board approved repurchases by us of our common stock under a share repurchase program for up to an aggregate total of $107.1 million, of which $107.1 million was available as of September 30, 2010. The Board will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require us to purchase any specific number or amount of shares and may be suspended or reinstated at any time in our discretion and without notice. Repurchases will be subject to the terms of our indebtedness, which are described in further detail below.

Through September 30, 2010, the Company has acquired 11,830,609 shares of its common stock for $292.9 million using borrowings under its 2005 Credit Facility and funds from operations.  None of these shares were acquired during 2010.  All of these shares have been retired.

Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Debt Financings

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of us and rank equally in right of payment with all of our and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap with RBS (the “RBS Swap”) and the remainder was used for general corporate purposes.  As of September 30, 2010 and December 31, 2009, the discount on the Senior Notes is $7.0 million and $7.4 million, respectively.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

We have the option to redeem all or a portion of the Senior Notes at any time on or after November 15, 2013 at fixed redemption prices, plus accrued and unpaid interest, if any, to the date of redemption, and at any time prior to November 15, 2013 at a make-

whole price.  In addition, at any time prior to November 15, 2012, we may, at its option, redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings.

If we experience certain kinds of changes of control, we must offer to purchase the Senior Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Senior Notes were issued contains covenants that, among other things, limit our ability and the ability of any of its “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on its capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of its subsidiaries, (iv) restrict dividends or other payments by its subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and we were added as a loan party. The 2005 Credit Facility was used to refinance its then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through July 12, 2010, provides a total commitment of $749.8 million.

On February 24, 2009, we received consent under the 2005 Credit Facility to accelerate the $50.1 million amortization of the outstanding commitment scheduled to occur on October 26, 2009 to February 24, 2009 and to pledge the Genmar Daphne as additional collateral under the facility.

On October 27, 2009, we entered into an amendment with the lenders under its 2005 Credit Facility, which became effective on November 12, 2009, when we completed its Senior Notes offering (described above).  We agreed with the lenders that additional vessels may be pledged as additional collateral under the 2005 Credit Facility.  Pursuant to this amendment, the 2005 Credit Facility was amended to, among other things:

•                  Reduce the commitment under the 2005 credit facility to $749.8 million, the result of which is that the next scheduled reduction in total commitment will be April 26, 2011.

•                  Amend the net debt to EBITDA maintenance covenant to increase the permitted ratio to 6.5:1.0 through and including September 30, 2010, to 6.0:1.0 from December 31, 2010 until September 30, 2011 and to 5.5:1.0 thereafter (further amended on July 12, 2010 as described below).

•                  Amend the collateral vessel appraisal reporting from annually to semi-annually and require us to provide a collateral vessel appraisal report dated within 30 days of the delivery date thereof.

•                  Restrict our quarterly dividends to no more than $0.125 per share (further reduced by the 2010 Credit Facility which limits the aggregate amount of cash dividends paid in any fiscal year to $30 million).

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

On July 12, 2010, we entered into an amendment to its 2005 Credit Facility that revised the indebtedness covenant to permit us to incur indebtedness under a new $372 million senior secured credit facility (described below). The amendment also revised the definition of EBITDA to include the earnings of the Metrostar Vessels when they are acquired. Under the 2005 Credit Facility, we are obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant. Subject to certain exceptions, we are also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one year period following such incurrence (the “Incurrence Test”). As a result of the amendment, when such Metrostar Vessels are acquired, we are able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. Until historical earnings are available for the Metrostar Vessels, the earnings are deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses. All other material terms of the 2005 Credit Facility remain unchanged.

The 2005 Credit Facility, as amended and restated, currently provides for semiannual reductions of $50.1 million commencing on April 26, 2011 and a bullet reduction of $599.6 million on October 26, 2012.  Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support our obligations and those of our its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of September 30, 2010, we have outstanding letters of credit aggregating $5.0 million which expire between December 2010 and October 2011, leaving $45.0 million available to be issued.  However, because the 2005 Credit Facility is fully drawn as of September 30, 2010, none of this balance may be issued.

The 2005 Credit Facility, as amended and restated, carries an interest rate of LIBOR plus 250 basis points on the outstanding portion and a commitment fee of 87.5 basis points on the unused portion. As of September 30, 2010 and December 31, 2009, $744.8 million and $726.0 million, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 26 of our vessels with an aggregate carrying value as of September 30, 2010 of $895.2 million, as well as our equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels.  Each subsidiary of ours with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provide a guarantee and has pledged its equity interests in General Maritime Subsidiary.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. Under the 2005 Credit Facility, as amended and restated, we are not permitted to reduce the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.  The 2005 Credit Facility requires us to comply with a collateral maintenance covenant under which the aggregate fair value of these vessels must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.  We estimate that the aggregate fair value of such vessels, as determined by valuations received on July 12, 2010, was $969.5 million as of September 30, 2010, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to $698.0 million.   The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. Our net debt to EBITDA ratio for the 12-month period ended September 30, 2010 was approximately 6.48.  This calculation includes $79.4 million of pro forma EBITDA relating to the Metrostar Vessels.  Had we not acquired the Metrostar Vessels, our net debt would have decreased by the aggregate of $483.9 million we paid for the five Metrostar Vessels acquired during the third quarter of 2010 and deposits on the two Metrostar Vessels which have not yet been delivered.  Excluding this incremental net debt and the incremental pro forma EBITDA, our net debt to EBITDA ratio for the 12-month period ended September 30, 2010 would have been 6.75.  Moreover, a 10% decrease in EBITDA would have the effect of increasing our net debt to EBITDA ratio from 6.48 to 7.20. We believe that changes in spot market rates which can be volatile and difficult to project could be a significant factor affecting our future results of operations and EBITDA.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.  In the event of any breach or potential breach of our financial covenants, we intend to pursue alternatives including discussions with lenders to seek waivers or modifications allowing us to remain in compliance, potential financing or strategic alternatives, or other possible actions.

On September 29, 2010, we entered into an amendment to the 2010 Credit Facility which allows us an additional one year period ending on September 30, 2011 to raise at least $52.4 million from the issuance of our common stock.  This amount represents a portion of the aggregate purchase price of the last two of the seven Metrostar Vessels to be delivered to us.

The 2005 Credit Facility includes customary events of default and remedies for facilities of this nature.

Interest rates on the 2005 Credit Facility during the nine months ended September 30, 2010 and 2009 ranged from 2.75% to 3.06% and 1.25% to 2.50%, respectively.

2010 Credit Facility

On July 16, 2010, we entered into a term loan facility (the “2010 Credit Facility”) among us, as parent, General Maritime Subsidiary II Corporation, as borrower (“General Maritime Subsidiary II”), the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch (“DnB”), together with

Nordea, as joint lead arrangers and joint book runners.  The 2010 Credit Facility provides for a total commitment of $372.0 million, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50.0 million will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.  These vessels will be collateral under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50.0 million of the Term Loans that will be converted into Revolving Loans and for working capital and general corporate purposes.

Through September 30, 2010, we have drawn $280.7 million of the 2010 Credit Facility associated with the delivery of five VLCCs during the third quarter of 2010.  Of this amount, $3.5 million has been repaid leaving $277.2 million outstanding as of September 30, 2010.  Such outstanding balance is collateralized by five VLCCs having a book value of $465.7 million on September 30, 2010.

Under the 2010 Credit Facility, we are permitted to pay cash dividends limited to $30.0 million per fiscal year (which are further restricted to no more than $0.01 per share per quarter pursuant to a bridge loan credit facility we entered into on October 4, 2010.)  The 2010 Credit Facility provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Any remaining amounts outstanding will be repaid in full on the maturity date.

The 2010 Credit Facility carries an interest rate of LIBOR plus 300 basis points on the outstanding portion and a commitment fee of 125 basis points on the unused portion.  The 2010 Credit Facility is secured by the Metrostar Vessels, as well as General Maritime Subsidiary II’s equity interests in its subsidiaries that own such assets, insurance proceeds, earnings and certain long-term charters of the collateralized vessels and certain deposit accounts related to the vessels.  Each subsidiary of General Maritime Subsidiary II with an ownership interest in these vessels will provide an unconditional guaranty of amounts owing under the 2010 Credit Facility.  We will also provide a guaranty and has pledged its equity interests in General Maritime Subsidiary II.

Our ability to borrow amounts under the 2010 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents.  These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted as described above), engage in businesses other than those engaged in on the effective date of the 2010 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets.  We are also required to comply with various financial covenants, including with respect to our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.  Under the 2010 Credit Facility, we are is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the total available unutilized Revolving Loans and available unutilized commitments under the 2005 Credit Facility, as amended and restated, and (2) $25 million, to be less than $50 million at any time.  The 2010 Credit Facility requires that we comply with a collateral maintenance covenant under which the aggregate fair market value of these vessels must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually.   The permitted net debt to EBITDA ratio under the 2010 Credit Facility will be 6.5:1.0 to and including September 30, 2010, 6.0:1.0 from December 31, 2010 until September 30, 2011 and 5.5:1.0 thereafter.  The 2010 Credit Facility defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization, non-cash management incentive compensation, as amended and restated.  In addition, when such Metrostar Vessels are acquired, we will be able to include the earnings of the Metrostar Vessels when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. Until historical earnings are available for the Metrostar Vessels, the earnings are deemed to be the 10-year monthly average of the daily historical spot rates published by Clarksons PLC for the particular vessel class less an amount equal to the good faith estimate of the daily operating expenses.  If we do not comply with the various financial and other covenants and requirements of the 2010 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

On September 29, 2010, we entered into an amendment to the 2010 Credit Facility which allows us to an additional one year period ending on September 30, 2011) to raise at least $52.4 million from the issuance of our common stock.  This amount represents a portion of the aggregate purchase price of the last two of the seven Metrostar Vessels to be delivered to us.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature.

As of September 30, 2010, we are in compliance with all of the financial covenants under its 2005 Credit Facility, 2010 Credit Facility and Senior Notes.

Interest rates on the 2010 Credit Facility during the nine months ended September 30, 2010 ranged from 3.31% to 3.38%.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, we were party to an interest rate swap agreement with The Royal Bank of Scotland.  This swap was de-designated as a hedge as of November 13, 2009 because we did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, we rolled over at 3-month LIBOR all of its $726.0  million outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  This interest rate swap was terminated on September 28, 2010 and is described below.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature. A repayment schedule of outstanding borrowings at September 30, 2010 is as follows (dollars in thousands):

PERIOD ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Senior Notes	TOTAL

2010 (October 1, 2010 - December 31, 2010)	$—	$6,871	$—	$6,871
2011	95,116	27,484	—	122,600
2012	649,688	27,484	—	677,172
2013	—	27,484	—	27,484
2014	—	27,484	—	27,484
Thereafter	—	160,431	300,000	460,431
	$744,804	$277,238	$300,000	$1,322,042

During the nine months ended September 30, 2010 and 2009, we paid dividends of $21.7 million and $86.7 million, respectively.

Bridge Loan Credit Facility

On October 4, 2010, we entered into a term loan facility (the “Bridge Loan Credit Facility”) which provides for a total commitment of $22.8 million in in a single borrowing and will be used to finance the acquisition of one of the Metrostar Vessels.  We drew on this bridge loan on October 6, 2010.

Under the Bridge Loan Credit Facility, we are is permitted to pay cash dividends limited to $.01 per share per quarter.  The Bridge Loan Credit Facility provides for the repayment of the term loan at or before the maturity date which is October 4, 2011.  Interest is payable on the last day of each interest period to be selected by us and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.

The Bridge Loan Credit Facility carries an interest rate of LIBOR plus 300 basis points on the outstanding portion.  This interest rate shall be increased to LIBOR plus 350 basis points if the outstanding loans have not been repaid in full on or prior to December 31, 2010.  The Bridge Loan Credit Facility is secured by the Genmar Vision, as well as Arlington Tankers’ equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. will also provide an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The Bridge Loan Credit Facility requires us to sell assets by December 15, 2010 resulting in proceeds in an amount sufficient to repay the Bridge Loan Credit Facility.  We intend to review potential asset sales through the sale or sale/leaseback of its vessels and alternative refinancing transactions by that date or seek a waiver from the lenders.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility are substantially similar in all material respects to those contained in our existing credit facilities.

Interest Rate Swap Agreements

On September 30, 2010, we were party to four interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $350.0 million, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	10/1/2010	4.748%	3 mo. LIBOR	Citigroup
100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

During September 2010, we terminated a swap agreement with the Royal Bank of Scotland (the “RBS Swap”) that was to expire on January 5, 2011 by making a payment of $5.6 million, which was drawn from a deposit held by that institution from which the quarterly cash settlements were being paid.  Such deposit had been previously included in Prepaid expenses on our balance sheets, but there is no balance as of September 30, 2010 because funds remaining in that account after the termination of the RBS Swap had been returned to us.

The RBS Swap had a notional principal amount of $229.5 million and had a fixed interest rate of 4.9825%.  Included in accumulated OCI as of September 30, 2010 is $1.2 million which will be amortized as an increase to interest expense through the date on which the RBS Swap had been scheduled to expire.

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2010 and 2009 was $11.7 million and $8.0 million, respectively.

Our 26 vessels which collateralize the 2005 Credit Facility also serve as collateral for these four interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of our credit facilities, Senior Notes and interest rate swaps aggregated $56.8 million and $22.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash and Working Capital

Cash increased to $58.7 million as of September 30, 2010 compared to $52.7 million as of December 31, 2009. Working capital is current assets minus current liabilities. Working capital deficiency was $20.2 million as of September 30, 2010 compared to working capital of $52.3 million as of December 31, 2009.  The change in working capital between these two dates is principally the result of an increase in the portion of long-term debt that must be repaid over the next 12 months.  As of September 30, 2010 and December 31, 2009, the current portion of long-term debt was $72.5 million and $0, respectively.

Cash Flows From Operating Activities

Net cash provided by operating activities decreased 53.8% to $21.9 million for the nine months ended September 30, 2010, compared to $47.4 million for the prior year period.  This decrease is primarily attributable to the net loss for the nine months ended September 30, 2010 of $49.4 million compared to net income for the nine months ended September 30, 2009 of $40.9 million.  In addition, there was an increase in amounts due from charterers of $19.5 million for the nine months ended September 30, 2010 due to the increase in spot voyages compared to a decrease of $3.6 million for the nine months ended September 30, 2009.   Partially offsetting this decrease is an increase in accounts payable, accrued expenses and other liabilities of $27.0 million for the nine months ended September 30, 2010 attributable to the timing of its payment of invoices compared to a decrease of $47.3 million for the nine months ended September 30, 2009 relating to payment of amounts accrual as of December 31, 2008 relating to the Arlington Acquisition.  Also partially offsetting this decrease in net cash provided by operating activities is reduction in drydock costs incurred which were $8.6 million and $15.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows From Investing Activities

Net cash used by investing activities was $477.4 million for the nine months ended September 30, 2010 compared to $7.6 million for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the nine months ended September 30, 2010, we paid $469.6 million to acquire five VLCCs and we made deposits on two vessels of $15.2 million.  We made no such comparable payments during the 2009 period.

•                  During the nine months ended September 30, 2010 and 2009, we made payments to acquire vessels and other fixed assets primarily consisting of vessel additions and vessel equipment of $ 4.8 million (substantially all of which related to the acquisition of five VLCCs) and $6.5 million, respectively.

•                  During the nine months ended September 30, 2009, we expended $1.1 million of costs relating to the Arlington Acquisition.  We made no such comparable payments during the nine months ended September 30, 2010.

•                  During the nine months ended September 30, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $12.2 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap and to terminate the swap in September 2010.  There was no such deposit during the 2009 period.

Cash Flows From Financing Activities

Net cash provided by financing activities was $462.0 million for the nine months ended September 30, 2010 compared to net cash used by financing activities of $121.8 million for the prior year period.  The change in cash used by financing activities relates primarily to the following:

•                  During the nine months ended September 30, 2010, we received $195.5 million of proceeds from the issuance of 30,600,000 shares of our common stock.

•                  During the nine months ended September 30, 2010 and 2009, we borrowed (repaid) $18.8 million and $(50.0) million, respectively, of revolving debt associated with our 2005 Credit Facility.

•                  During the nine months ended September 30, 2010, we borrowed a net amount of $277.2 million under our 2010 Credit Facility to partially finance the acquisition of five VLCCs.  During this period we also paid $7.9 million for deferred financing costs, most of which related to the 2010 Credit Facility.

•                  During the nine months ended September 30, 2010, we paid $21.7 million of dividends to our shareholders compared to $86.7 million paid during the prior year period.

Expenditures for Drydockings and Vessel Acquisitions

Acquisition of Metrostar Vessels

Pursuant to our agreements to purchase the Metrostar Vessels, we are required to pay the remaining balance of the purchase price of $68.4 million in conjunction with the delivery of the remaining vessel which is expected to occur by April 2011.  We expect to fund these payments through borrowings under our 2010 Credit Facility and additional issuances of common stock depending on market conditions.

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years will be required to undergo in-water surveys 2.5 years after a drydock and that vessels will be drydocked every five years, while vessels 15 years or older will be drydocked every 2.5 years, in which case the additional drydocks will take the place of these in-water surveys. During the nine months ended September 30, 2010, we paid $8.6 million of drydock-related costs.  For the year ending December 31, 2010, we anticipate that we will incur costs associated with drydocks on seven vessels. We estimate that the expenditures to complete drydocks during 2010 will aggregate approximately $19 million, of which approximately $7 million is expected to be for steel replacement which will be recorded as additions to Vessels, and that the vessels will be offhire for approximately 337 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the nine months ended September 30, 2010, we capitalized $4.8 million relating to capital projects, including steel replacement, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2010, we have budgeted approximately $8.9 million for such projects.

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

The minimum future vessel operating expenses to be paid by us under fixed-rate ship management agreements in effect as of September 30, 2010 that will expire in 2010 and 2011 are $1.8 million and $2.6 million, respectively.  If the option periods are extended by the charterer of the four Arlington Vessels currently managed by Northern Marine under fixed-rate ship management agreements, such ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  The time charterer has declined the option period for two of these four vessels, so the option periods only relate to the two vessels that are under fixed-rate ship management contracts that expire in 2011.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of September 30, 2010 for the categories set forth below (dollars in millions):

	Total	2010 (4)	2011	2012	2013	2014	Thereafter
2005 Credit Facility	$744.8	$—	$95.1	$649.7	$	$—	$—
2010 Credit Facility	277.2	6.9	27.5	27.5	27.5	27.5	160.3
Senior Notes	300.0	—	—	—	—	—	300.0
Interest expense (1)	387.4	29.7	73.5	65.5	46.0	43.0	129.7
Senior officer employment agreements (2)	1.1	0.4	0.7	—	—	—	—
Metrostar Vessel payments (3)	136.8	68.4	68.4	—	—	—	—
Ship management agreements	4.4	1.8	2.6	—	—	—	—
Office leases	15.1	0.4	1.6	1.5	1.4	1.4	8.8
Total commitments	$1,866.8	$107.6	$269.4	$744.2	$74.9	$71.9	$598.8

(1)            Future interest payments on our 2005 Credit Facility and 2010 Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.3125%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(2)             Senior officer employment agreements are evergreen and renew for subsequent terms of one year.  This table excludes future renewal periods.

(3)             Represents the balance due for the $620 million purchase price of the Metrostar Vessels, net of the 10% deposit already placed into escrow.

(4)            Denotes the three month period from October 1, 2010 to December 31, 2010.

Off-Balance-Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than letters of credit outstanding.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the nine months ended September 30, 2010 and 2009, we incurred office expenses totalling $43,000 and $99,000 respectively, on behalf of Peter C. Georgiopoulos, the Chairman of our Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $10,000 and $5,000 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, we incurred fees for legal services aggregating $0.1 million and $0, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2010 and December 31, 2009, the balance of $0.1 million and $0, respectively, was outstanding.

During the nine months ended September 30, 2010 and 2009, we incurred certain entertainment and travel related costs totaling $0.2 million and $0.1 million respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $10,000 and $10,000 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, Genco made available two of its employees who performed internal audit services for us for which the Company was invoiced $0.1 million and $0.1 million, respectively, based on actual time spent by the employee, of which the balance due to Genco of $20,000 and $51,000 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $18.7 million and $5.3 million, respectively. At September 30, 2010 and December 31, 2009, $5.9 million and $1.2 million, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the our board of directors and our president, are directors of Aegean.  In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the nine months ended September 30, 2010 and 2009 for $42,000 and $41,000 and for $9,000 and $4,000 respectively. A balance of $1 and $6,000 remains outstanding as of September 30, 2010 and December 31, 2009, respectively.

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

REVENUE RECOGNITION. Revenue is generally recorded when services are rendered, we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Our revenues are earned under time charters or voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain provisions which provide for adjustments to time charter rates based on agreed-upon market rates. Revenue for voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by the customer and us, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  We do not recognize revenue when a vessel is off hire.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectability. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2010, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  We believe that there may be unasserted claims relating to its time charters of $40,000 and $0 as of September 30, 2010 and December 31, 2009, respectively.

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

TIME CHARTER ASSET/ LIABILITY. When we acquire a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects our weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  During the three months ended March 31, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Accordingly, effective January 1, 2010, we are amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, we have recorded an asset of $1.1 million and $3.1 million as of September 30, 2010 and December 31, 2009, respectively, which is included in Other assets on our balance sheets.  This asset is being amortized as a reduction of voyage revenues over the remaining term of such charters.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, we have has recorded a liability of $0.1 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively, which is included in Other noncurrent liabilities on our balance sheets.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters.

GOODWILL. We follow the provisions for FASB ASC 350-20-35, Intangibles- Goodwill and Other (formerly SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of September 30, 2010 and as of December 31, 2009 was $29.9 million.  All but $1.2 million of goodwill relates to the Arlington Acquisition.  Based on annual tests performed, we determined that there was an impairment of goodwill as of December 31, 2009 of $40.9 million.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009.  In light of this, we have concluded that there have been no triggering events during the nine months ended September 30, 2010 that would require a test for goodwill impairment prior to the annual test to be performed in December 2010.

IMPAIRMENT OF LONG-LIVED ASSETS.  We follow FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, if indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.  Based on this analysis performed at September 30, 2010, no impairment was identified for any of our vessels.  Subsequent to this test being performed in December 2009, we received vessel valuations that were higher than those received near the end of 2009.  In light of this, we have concluded that there have been no triggering events during the nine months ended September 30, 2010.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At September 30, 2010 and December 31, 2009, we had $744.8 million and $726.0 million, respectively, of floating rate debt with margins over LIBOR ranging from 250 basis points to 300 basis points.  As of September 30, 2010, we are is party to four interest rate swaps which effectively fix LIBOR on an aggregate $350 million of its outstanding floating rate debt to fixed rates ranging from 2.975% to 4.748%.  A one percent increase in LIBOR would increase interest expense on the portion of our $672.0 million outstanding floating rate indebtedness which is not hedged by approximately $6.7 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2010, approximately 13% of our direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.0 million for the nine months ended September 30, 2010.

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

There have been no changes in our internal control over financial reporting that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and subsequently accepted responsibility under the U.S. Oil Pollution Act of 1990 for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. We understand the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the U.S. Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of $0.5 million.  In October 2010, we entered into a settlement agreement with the U.S. National Pollution Fund in which we agreed to pay $6.3 million in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  Notwithstanding the settlement agreement, we may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

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

These matters have been reported to our protection and indemnity insurance underwriters, and we believe that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10,000 deductible.

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

We intend to use the 2010 Credit Facility to fund a portion of the purchase price of the Vessel Acquisitions. Borrowings under the 2010 Credit Facility are subject to customary conditions, which include limitations on the use of borrowings to fund the purchase price of any vessel.  The 2010 Credit Facility also requires us to have raised cash proceeds from the issuance of common stock in an amount equal to at least 40% of the purchase price of all delivered Metrostar Vessels by September 30, 2011.  Accordingly, we cannot assure you that we will be able to satisfy such obligations or be able to borrow all or any of the amounts that may be committed under the 2010 Credit Facility. If we are unable to borrow the amounts committed thereunder, our ability to complete the Vessel Acquisitions will be materially adversely affected.

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

10.1

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (1)

10.2

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (2)

10.3

First Amendment and Waiver to Credit Agreement, dated September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (1)

10.4

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (3)

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

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2010 (Unaudited), (iv) Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009 (Unaudited), and (v) Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 (Unaudited).

(1)	Exhibit is filed herewith.
(2)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.
(3)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 9, 2010	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Executive Vice President & Chief Financial Officer

Exhibit Index

Exhibit	Document (1)

10.1

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (1)

10.2

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (2)

10.3

First Amendment and Waiver to Credit Agreement, dated September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (1)

10.4

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (3)

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

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited), (iii) Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2010 (Unaudited), (iv) Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009 (Unaudited), and (v) Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 (Unaudited).

(1)	Exhibit is filed herewith.
(2)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.
(3)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.