Form 10-K
period 2010-12-31
General Maritime Corp / MI
filed 2011-03-30
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was approximately $496.3 million, based on the closing price of $6.04 per share.

The number of shares outstanding of the registrant’s common stock as of March 21, 2011 was 89,593,272 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, is incorporated by reference in Part III herein.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading provider of international seaborne crude oil transportation services.  We also provide transportation services for refined petroleum products.  As of March 25, 2011, our fleet consists of 31 wholly-owned vessels: 7 VLCCs, 11 Suezmax vessels, 10 Aframax vessels, two Panamax vessels, and one Handymax vessel.  The weighted-average age of our fleet as of December 31, 2010 was 8.6 years.  These vessels have a total of 5.1 million dwt carrying capacity on a combined basis and all are double-hulled.  As of March 10, 2011, we also chartered-in three product tankers (the “Chartered-in Vessels”).  The weighted-average age of the Chartered-in Vessels as of December 31, 2010 was 6.1 years.  The Chartered-in Vessels, which are double-hulled, have a total of 0.1 million dwt carrying capacity on a combined basis.  Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.  Our customers include major international oil companies and vessel owners such as BP, Chevron Corporation, CITGO Petroleum Corp., ConocoPhillips, Exxon Mobil Corporation, Hess Corporation, Lukoil Oil Company, Stena AB and Trafigura.

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million. Through December 31, 2010, we took delivery of the five VLCCs and one Suezmax newbuilding.  The remaining Suezmax newbuilding is expected to be delivered to us by April 2011.

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

Our net voyage revenues, which are voyage revenues minus voyage expenses, have grown from $12.0 million in 1997 to $235.7 million in 2010.  Net voyage revenues decreased by $55.9 million, or 19.2% to $235.7 million for the year ended December 31, 2010 compared to $291.6 million for the year ended December 31, 2009 primarily due to a large number of vessels that were on time charter during 2009 at higher rates that expired in 2010 at which time the vessels either entered into new time charters or went on the spot market at lower rates.  This decrease occurred despite the Company having a larger fleet during the second half of 2010 due to the acquisition of six Metrostar Vessels.  During the year ended December 31, 2010 we had a net loss of $216.7 million, which included a loss on impairment of vessels of $99.7 million and a goodwill impairment of $28.0 million.

As of December 31, 2010, we had total commitments for contractual obligations in 2011 of $316.2 million, including: $82.8 million of interest anticipated to be payable under our debt agreements, based on amounts outstanding as of December 31, 2010; an obligation for principal payments under our credit facilities aggregating $160.0 million of which $106.7 million will be due under our 2005 Credit Facility and $30.5 million will be due under our 2010 Credit Facility; and a payment of $68.4 million due upon delivery of the final Metrostar Vessel expected in April 2011. We intend to fund approximately $45.6 million of this payment through a drawdown under our 2010 Credit Facility. Our cash resources alone are not sufficient for us to meet our obligations during the coming year, including those described above. Furthermore, we believe that it is probable, absent amendments or waivers to our credit facilities or obtaining additional financing, that we will not comply with the Net Debt-to-EBITDA maintenance covenants under our 2005 Credit Facility and 2010 Credit Facility at or prior to the fourth quarter of 2011, and we may not be able to continue to comply with the minimum cash balance covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures, in each case without additional financing or a waiver or amendment of the credit facilities. We are also required under our 2010 Credit Facility to raise at least $52.4 million of additional equity prior to September 30, 2011. We continue to be subject to a difficult charter rate environment, which has negatively impacted our cash flow from operations. Our independent registered public accounting firm has indicated in their report, set forth below in “Item 8. Financial Statements and Supplementary Data”, that these matters raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking additional liquidity through potential amendments or refinancings of our existing credit facilities and/or issuances of debt or equity.

Recent Developments

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement (the “Oaktree Credit Agreement”) with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) has agreed to make a $200 million investment in pay-in-kind toggle floating rate secured notes (the “Oaktree Notes”) to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants to be issued by the Company (the “Warrants”) for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share.

The Oaktree Credit Agreement provides that the Oaktree Notes will have a seven year maturity and bear interest at a rate per annum based on LIBOR (with a minimum of 3%) plus a margin ranging from 6% to 9%. Interest will be payable, at our option, in cash or in the form of additional Oaktree Notes, but we expect the proposed new credit facility (described below) to restrict payment of interest in cash thereunder. The Oaktree Notes will be secured on a third lien basis by substantially all of our assets and will be guaranteed by the Company’s subsidiaries that guarantee its other credit facilities. The Oaktree Credit Agreement includes covenants such as a minimum cash balance covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a collateral maintenance covenant, and covenants restricting our ability to incur liens and indebtedness, pay dividends, make certain investments, or enter into certain transactions with affiliates. The Oaktree Lender will be a newly formed entity and we will receive a limited guaranty from certain funds managed by Oaktree Capital Management L.P. (“Oaktree”) described under the caption “Refinancing Transactions — Oaktree Credit Agreement and Warrants” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company plans to use the proceeds from the Oaktree Notes transaction to repay a portion of its existing credit facilities. The Oaktree Lender’s obligation to consummate the Oaktree Notes transaction and the other transactions contemplated by the Oaktree Credit Agreement is subject to conditions. Our Board of Directors established a committee comprised of independent directors to oversee these financing transactions as Peter C. Georgiopoulos, our Chairman, is expected to have an economic interest in an affiliate of Oaktree and the Oaktree Lender.

In addition, in order to consummate the Oaktree Notes transaction, the Company will be required to refinance its 2005 Credit Facility and amend its 2010 Credit Facility. The Company is currently pursuing discussions with the lenders under its 2010 Credit Facility to amend its covenants and security and guaranty arrangements, and to permit the financing contemplated by the Oaktree Credit Agreement, as well as the proposed new revolving credit facility described below.

On March 21, 2011, the Company entered into a commitment letter for a new revolving credit facility in the amount of the lesser of $550 million and 65% of the fair market value as of the closing date of the vessels to be mortgaged under such new revolving credit facility, to refinance the 2005 Credit Facility, to issue letters of credit and for general corporate purposes. The commitment letter provides that the two lead banks would provide up to $210.4 million under the new revolving credit facility.  The transactions contemplated by the Commitment Letter are subject to the Company obtaining commitments for the balance of the total facility amount, the receipt of proceeds from the Oaktree Notes, completion of amendments to our 2010 Credit Facility to accommodate the transactions contemplated by the commitment letter, and customary conditions, including completion of satisfactory documentation.

For further details of the Company’s refinancing transactions, please see the disclosure beginning on page 48 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow.  Our strategic initiatives include:

•      Managing our fleet in a disciplined manner. We have been an industry consolidator focused on opportunistically acquiring high-quality vessels or newbuilding contracts for such vessels. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We completed the stock-for-stock acquisition of Arlington in December 2008, which resulted in our acquisition of eight vessels. We acquired six of the seven Metrostar Vessels between July 2010 and October 2010.  We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable and have a track record of vessel acquisitions and divestitures. From our founding in 1997, our fleet size increased to 47 vessels in 2004. Between 2005 and 2006, we sold 26 vessels when we believed asset values were favorable to do so and modernized our fleet.

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

OUR FLEET

Our current fleet consists of 34 vessels and is comprised of seven VLCCs, 10 Aframax vessels, 11 Suezmax vessels, two Panamax vessels, one Handymax vessel and three chartered-in Handymax vessels.  The following chart provides information regarding our 34 vessels.

Vessel	Yard	Year Built	Year Aquired	DWT	Employment Status	Flag	Sister ships (4)

OUR CURRENT FLEET

AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	TC	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	TC	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	Spot	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Revenge (1)	Samsung	1994	2004	96,755	Spot	Liberia
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	TC	Marshall Islands
Genmar Progress (1)(5)	Sumitomo	1991	2003	96,765	Spot	Liberia
Genmar Elektra (1)	Tsuneishi	2002	2008	106,548	TC	Marshall Islands	C
Genmar Daphne (1)	Tsuneishi	2002	2008	106,560	TC	Marshall Islands	C

				1,008,725

SUEZMAX TANKERS
Genmar George T (1)	TSU	2007	2007	149,847	Spot	Marshall Islands	D
Genmar St. Nikolas (1)	TSU	2008	2008	149,876	Spot	Marshall Islands	D
Genmar Kara G (1)	TSU	2007	2007	150,296	Spot	Liberia	E
Genmar Harriet G (1)	TSU	2006	2006	150,205	Spot	Liberia	E
Genmar Orion (1)	Samsung	2002	2003	159,992	Spot	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	TC	Marshall Islands	F
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	TC	Marshall Islands	F
Genmar Hope (1)	Daewoo	1999	2003	153,919	Spot	Marshall Islands	G
Genmar Horn (1)	Daewoo	1999	2003	159,475	Spot	Marshall Islands	G
Genmar Phoenix (1)	Halla	1999	2003	149,999	Spot	Marshall Islands
Genmar Maniate (2)	Hyundai	2010	2010	165,000	Spot	Marshall Islands

				1,706,678

VLCC
Genmar Victory (1)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	TC	Bermuda	H
Genmar Vision (1)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	Spot	Bermuda	H
Genmar Zeus (2)	Hyundai H.I. Co Ltd., Korea	2010	2010	318,325	Spot	Mashall Islands
Genmar Poseidon (2)	Daewoo	2002	2010	305,796	Spot	Mashall Islands
Genmar Ulysses (2)	Hyundai Samho	2003	2010	318,695	Spot	Mashall Islands
Genmar Atlas (2)	Daewoo	2007	2010	306,005	Spot	Mashall Islands	I
Genmar Hercules (2)	Daewoo	2007	2010	306,543	TC	Mashall Islands	I

				2,183,364

PANAMAX
Genmar Compatriot (1)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	J
Genmar Companion (1)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	J

				145,500

PRODUCT CARRIERS
Genmar Consul (1)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	K
Genmar Contest (3)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Mashall Islands	K
Stena Concept (3)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Mashall Islands	K
Stena Concord (3)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Mashall Islands	K

				189,600

		FLEET TOTAL		5,233,867

TC = Time Chartered (see “—Our Charters”)

(1)   Vessel is currently collateral for our 2005 Credit Facility.

(2) Vessel is currently collateral for our 2010 Credit Facility.

(3)   Vessel is chartered-in.

(4)   Each vessel with the same letter is a “sister ship” of each other vessel with the same letter.

(5)   Vessel is expected to be sold in April 2011.

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

We refer to the Genmar Agamemnon, Genmar Ajax, Genmar Alexandra, Genmar Argus, Genmar Daphne, Genmar Defiance, Genmar Elektra, Genmar George T, Genmar Harriet G, Genmar Hope, Genmar Horn, Genmar Kara G, Genmar Minotaur, Genmar Orion, Genmar Phoenix, Genmar Progress, Genmar Revenge, Genmar St. Nikolas, Genmar Spyridon and the Genmar Strength as the General Maritime Subsidiary Vessels.  We refer to the Genmar Vision, Genmar Victory, Stena Companion, Stena Compatriot and the Stena Consul as the Arlington Vessels.

On June 3, 2010, we entered into agreements to purchase the Metrostar Vessels from Metrostar for an aggregate purchase price of approximately $620 million. Through December 31, 2010, we took delivery of the five VLCCs and one Suezmax newbuilding.  The remaining Suezmax newbuilding is expected to be delivered to us by April 2011.  We refer to the Genmar Spartiate (to be delivered), Genmar Zeus, Genmar Poseidon, Genmar Ulysses, Genmar Atlas, Genmar Hercules, and the Genmar Maniate as the Metrostar Vessels.

On February 8, 2011 we completed the disposition of three of our Product tankers to Northern Shipping Fund Management Bermuda, Ltd. (“Northern Shipping”).  In connection with the sale of these three product tankers, each vessel has been leased back to one of our subsidiaries under a bareboat charter entered into with Northern Shipping.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2005 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2005 Credit Facility.

On March 18, 2011, the Company sold the Genmar Constantine for net proceeds of $7.3 million and subsequently paid $8.8 million as a permanent reduction of the 2005 Credit Facility.

On March 15, 2011, the Company entered into a Memorandum of Agreement for the sale of the Genmar Progress for $8.0 million. The sale of the Genmar Progress is expected to close during the first week of April 2011.

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

	TIME CHARTER VS.SPOT MIX (as % of operating days) YEAR ENDED DECEMBER 31,
	2010	2009	2008
Percent in Time Charter Days	51.0%	73.8%	74.9%
Percent in Spot Days	49.0%	26.2%	25.1%
Total Vessel Operating Days	11,644	10,681	7,568

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

OUR CHARTERS

As of December 31, 2010, our fleet consisted of 37 vessels and we had 16 vessels on time charter contracts expiring on dates between January 2011 and September 2012 shown as follows:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Alexandra	Aframax	June 1, 2012		$13,750
Genmar Argus	Suezmax	October 24, 2011	(2)	$27,500	(3)
Genmar Daphne	Aframax	November 1, 2011	(2)	$18,750	(4)
Genmar Defiance	Aframax	October 30, 2011	(2)	$18,750	(4)
Genmar Elektra	Aframax	August 11, 2011		$18,500
Genmar Hercules	VLCC	October 29, 2011	(2)	$35,500	(5)
Genmar Kara G	Suezmax	March 6, 2011		$29,000	(6)
Genmar St. Nikolas	Suezmax	January 20, 2011		$39,000
Genmar Strength	Aframax	September 1, 2012		$18,500
Genmar Spyridon	Suezmax	October 16, 2011	(2)	$27,500	(3)
Genmar Companion	Panamax	February 7, 2011		$17,000
Stena Concept	Handymax	July 4, 2011	(2)(7)	$18,264	(8)
Genmar Concord	Handymax	February 2, 2011	(7)	$12,659
Stena Contest	Handymax	July 4, 2011	(2)(7)	$18,264	(8)
Genmar Victory	VLCC	February 12, 2012	(2)	$40,500	(9)
Genmar Vision	VLCC	March 24, 2011		market	(10)

(1)       Before brokers’ commissions.

(2)       Charter end date excludes periods that are at the option of the charterer.  See below for descriptions of these option periods.

(3)       Charterer has an option to extend the time charter for one year at a rate of $29,000 per day.

(4)       Charterer has an option to extend the time charter for one year at a rate of $20,500 per day.

(5)       Charterer has an option to extend the time charter for one year at a rate of $40,000 per day.

(6)       Rate adjusts to $25,000 per day from February 16, 2011 through March 6, 2011.

(7)       Vessel is currently chartered-in.

(8)       Rate adjusts as follows: $18,264 per day from January 5, 2010 through January 4, 2011; and $15,000 per day from January 5, 2011 through July 4, 2011.  The charterer has an option to extend the time charter for one year at a rate of $14,000 per day.

(9)       Charterer has an option to extend the time charter for one year at a rate of $40,000 per day with a 50/50 profit share.

(10)     Rate varies each month and is based on the TD3, which is an index on the Baltic Tanker Index pertaining to VLCCs between the Arabian Gulf and Asia.  TCE actually received is lower than the indicated TD3 rate due to fuel consumption by the vessel in excess of the amount stipulated by the time charter agreement.

Our time charters on our vessels are for fixed rates per day with no additional hire earned, except for time charters on two Handymax vessels (Stena Concept and Stena Contest), the terms of which are described below.

Our time charters on the Stena Concept and Stena Contest are for fixed rates per day and also have the potential to earn additional hire.  Under these charters, we are required to keep the vessels seaworthy, and to crew and maintain them.  Northern Marine performs those duties for us under the ship management agreements described below.  If a structural change or new equipment is required due to changes in law, classification society or regulatory requirements, the charterers will be required to pay for such changes if the cost is less than $100,000 per year per vessel. Otherwise the cost of any such improvement or change will be shared between us and the charterer of the vessel based on the remaining charter period and the remaining depreciation period of the vessel.  The charterers are not obligated to pay us charter hire for off-hire days of fewer than five days per vessel per year, which include days a vessel is unable to be in service due to, among other things, repairs or drydockings.  Each charter also provides that the Basic Hire will be reduced if the vessel does not achieve the performance specifications set forth in the charter.  However, under the ship management agreements described below, Northern Marine will reimburse us for any loss of or reduction in Basic Hire, in excess of five days during any twelve-month period following the date the vessels are delivered to us, net of any proceeds we receive from our off-hire insurance.

The terms of the charters do not provide the charterers with an option to terminate the charter before the end of its term except in the event of the total loss or constructive total loss of a vessel.  In addition, each charter provides that we may not sell the related vessel without the charterer’s consent, which consent may be withheld in the charterer’s sole discretion.

The following table sets forth the daily Basic Hire and base operating costs for two Handymax vessels- the Stena Concept and the Stena Contest:

Period	Basic Hire (1)	Base Operating Costs
Jan. 5, 2010 - Jan. 4, 2011	$18,264	$6,764
Jan. 5, 2011 - July 4, 2011	15,000	7,103
July 5, 2011 - July 4, 2012 (2)	14,000	7,458

(1)   Through July 4, 2011, the Company is entitled to profit sharing in the form of additional hire.  To the extent the charterer has subchartered the vessel, the amount on which additional hire is calculated is based on the subcharter rate.

(2)   Represents options for the charterer to extend the charter for additional one year periods.  There will be no additional hire for this option period. There can be no assurance that the charterer will exercise this option.

OPERATIONS AND SHIP MANAGEMENT

General Maritime Subsidiary Managed Vessels

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly-owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of our General Maritime Subsidiary Vessels, which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services through our wholly-owned subsidiaries.

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

Third-Party Managed Vessels

Our Arlington Vessels and Metrostar Vessels, excluding the one vessel pending delivery in April 2011, are party to technical management agreements with third parties.  However, we provide commercial management for our Arlington Vessels and our Metrostar Vessels.

Two Handymax vessels (Stena Concept and Stena Contest) are party to fixed-rate ship management agreements with Northern Marine, which are scheduled to expire in July 2011, unless the charterer exercises its option to extend the time charter on these two vessels, as described above.  The Genmar Compatriot and Genmar Consul were party to similar agreements with Northern Marine which expired in November 2010. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

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

Northern Marine is also obligated under the ship management agreements to maintain insurance for the Stena Concept and Stena Contest, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance.  Under the ship management agreements, we pay Northern Marine a fixed fee per day per vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place.  Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of these Arlington Vessels in the event, for circumstances specified under the charters, the vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance.  Stena has agreed to guarantee this indemnification by Northern Marine.  Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.  Tables setting forth the daily base operating costs for each of these two Arlington Vessels can be found above in the section entitled “Our Charters.”

We have also agreed to pay to Northern Marine an incentive fee for each day the Stena Concept and Stena Contest is on hire for over 360 days during any twelve-month period following the date the applicable vessel was delivered to us in amount equal to the daily Basic Hire for such vessel.  If we terminate the ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.

We signed new ship management agreements with Northern Marine for Genmar Victory and Genmar Vision and with Anglo Eastern for Genmar Companion, Genmar Concord, Genmar Compatriot and Genmar Consul after the expiration of the time charters to which they were party when we acquired them and the termination of the related fixed-rate management agreements for these vessels. These new agreements began on a mutually-agreed date after the expiration of the ship management agreements and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these six new agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance mentioned above.

CREWING AND EMPLOYEES

As of December 31, 2010, we employed approximately 102 office personnel. Approximately 47 of these employees manage the commercial operations of our business, and are located in New York City.  We have 43 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have 12 employees who procure crews for most of our vessels, three of which are located in Novorossiysk, Russia and nine of which are located in Mumbai, India.

As of December 31, 2010, we employed approximately 1,035 seaborne personnel to crew our General Maritime Subsidiary Vessels who are staffed by our offices in India, Russia and Portugal.  Crews for our Arlington Vessels are provided by Northern Marine and Anglo Eastern as described above.  Crews for our Metrostar Vessels are provided by OSM Ship Management.

We place great emphasis on attracting qualified crew members for employment on our vessels.  Recruiting qualified senior officers has become an increasingly difficult task for vessel operators.  We believe that we pay competitive salaries and provide competitive benefits to our personnel.  We believe that the well-maintained quarters and equipment on our vessels help to attract and retain motivated and qualified seamen and officers.  Our crew management services contractors have collective bargaining agreements that cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others.  During the year ended December 31, 2010, no single customer accounted for 10% or more of our voyage revenues. Based on time charters we entered into in the fourth quarter of 2010, we expect that Trafigura will become a more significant customer in 2011.

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

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact, such as the recent Deepwater Horizon oil spill in the Gulf of Mexico, could result in additional legislation or regulation that could negatively affect our profitability.

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

The IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or BWM Convention, in February 2004. The BWM Convention provides for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. The Convention has not yet entered into force because a sufficient number of states have failed to adopt it.  However, the IMO’s Marine Environment Protection Committee passed a resolution in March 2010 encouraging the ratification of the Convention and calling upon those countries that have already ratified to encourage the installation of ballast water management systems.  If mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers, and these costs may be material.  Based on currently available technology, the Company estimates that compliance with these regulations will result in capital expenditures of $1.5 million to $3.0 million per vessel by 2016.

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

OPA limits the liability of responsible parties with respect to tankers over 3,000 gross tons to the greater of $2,000 per gross ton or $17.088 million per double hull tanker (subject to periodic adjustments for inflation), and permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries.  Some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters; however, in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws.  CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.

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

In response to the 2010 Deepwater Horizon oil spill, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and observations.  Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvii) changes in the itineraries of the our vessels; (xviii) adverse changes in foreign currency exchange rates affecting our expenses; (xix) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire vessels and contemplated financing arrangements; (xx) sourcing, completion and funding of financing on acceptable terms; (xxi) financial market conditions; and (xxii) other factors listed from time to time in our filings with the Securities and Exchange Commission.

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

RISK FACTORS RELATED TO OUR BUSINESS & OPERATIONS

We are pursuing debt and equity financings to meet our commitments during this year.

As of December 31, 2010, we had total commitments for contractual obligations in 2011 of $316.2 million, including: $82.8 million of interest anticipated to be payable under our debt agreements, based on amounts outstanding as of December 31, 2010; an obligation for principal payments under our credit facilities aggregating $160.0 million of which $106.7 million will be due under our 2005 Credit Facility and $30.5 million will be due under our 2010 Credit Facility; and a payment of $68.4 million due upon delivery of the final Metrostar Vessel expected in April 2011. We intend to fund approximately $45.6 million of this payment through a drawdown under our 2010 Credit Facility. Our cash resources alone are not sufficient for us to meet our obligations during the coming year, including those described above. Furthermore, we believe that it is probable, absent amendments or waivers to our credit facilities or obtaining additional financing, that we will not comply with the Net Debt-to-EBITDA maintenance covenants under our 2005 Credit Facility and 2010 Credit Facility at or prior to the fourth quarter of 2011, and we may not be able to continue to comply with the minimum cash balance covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures, in each case without additional financing or a waiver or amendment of the credit facilities. Because the 2010 Credit Facility requires us to have raised cash proceeds from the issuance of common stock in an amount equal to at least 40% of the purchase price of all delivered Metrostar Vessels by September 30, 2011, we are also required to raise at least $52.4 million of additional equity by that date.  We continue to be subject to a difficult charter rate environment, which has negatively impacted our cash flow from operations.

Our independent registered public accounting firm has indicated in their report, set forth below in “Item 8. Financial Statements and Supplementary Data”, that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

We are seeking additional liquidity through potential amendments or refinancings of our existing credit facilities and/or issuances of debt or equity. We may also consider future vessel sales, additional debt or equity offerings, seek waivers or extensions of our obligations under our existing credit facilities and other options.

In particular, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources,” on March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into the Oaktree Credit Agreement with affiliates of Oaktree, pursuant to which the Oaktree Lender has agreed to make a $200 million investment in the Oaktree Notes to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with Warrants issued by us for the purchase of up to 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share. We plan to use the proceeds from the Oaktree Transactions to repay a portion of our existing credit facilities.

The Oaktree Credit Agreement is guaranteed by certain funds managed by Oaktree. The Oaktree Lender will be a newly formed entity with a de minimis amount of cash as its sole asset. To the extent that the Oaktree Lender breaches its obligation to make the loans upon the satisfaction of the conditions to closing for the Oaktree Credit Agreement, the guarantors would guarantee the payment of the Oaktree Lender’s obligations to extend the loans and the performance, payment and discharge of the obligation of the Oaktree Lender under the Credit Agreement and the other transaction documents through and including the closing. The maximum aggregate liability of the guarantors is limited to $200 million, plus reasonable costs of enforcement and collection. The obligations of the guarantors are several and not joint. Recourse against the guarantors is the sole and exclusive remedy of the Company and the borrowers against the guarantors and their affiliates under the Oaktree Credit Agreement, the Investment Agreement and other transaction documents contemplated therein. The guaranty will terminate upon the closing or termination (other than due to a material breach by the Oaktree Lender) of the Oaktree Credit Facility. The guaranty limits the ability of the Company or the borrowers to assert that any portions of the guaranty are illegal, invalid or unenforceable. In connection with the Oaktree Credit Agreement, on March 29, 2011 we also entered into an Investment Agreement with the Oaktree Lender (the “Investment Agreement”).

The Oaktree Lender’s obligation to consummate the Oaktree Transactions is subject to a number of conditions, many of which are beyond our control and which may prevent, delay or otherwise materially and adversely affect completion of the Oaktree Transactions. In addition, in order to consummate the Oaktree Transactions, we will be required to refinance our 2005 Credit Facility and amend our 2010 Credit Facility. The Company is currently pursuing discussions with the lenders under its 2010 Credit Facility to amend its covenants and security and guaranty arrangements, and to permit the financing contemplated by the Oaktree Credit Agreement, as well as the proposed new revolving credit facility described below. In addition, the issuance of the Warrants (including any Warrants issued pursuant to anti-dilution protection provisions), and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the New York Stock Exchange. However, we cannot predict whether and when any of these conditions will be satisfied. There can therefore be no assurance that we will be able to successfully complete the Oaktree Transactions or any other of the other financing or other transactions described above, or that doing so will be sufficient for us to meet our liquidity needs. Moreover, the issuance of the Warrants will be, and any such other financings may be, on terms that are dilutive to the interests of our shareholders.

On March 21, 2011, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we entered into a commitment letter (the “Commitment Letter”) for a new revolving credit facility in the amount of the lesser of $550 million and 65% of the fair market value as of the closing date of the vessels to be mortgaged under such new revolving credit facility, which we refer to as the “proposed new credit facility,” to refinance our 2005 Credit Facility, to issue letters of credit and for general corporate purposes. The Commitment Letter is with Nordea Bank Finland plc, New York Branch (“Nordea”), and DnB NOR Bank ASA, which will serve as joint lead arrangers and joint bookrunners under the proposed new credit facility. The Commitment Letter provides that these two lead banks would provide up to $210.4 million under the new revolving credit facility. The Commitment Letter contemplates a five-year senior secured revolving credit facility, including a $25 million letter of credit facility. The transactions contemplated by the Commitment Letter are subject to the receipt of proceeds from the Oaktree Notes, the Company obtaining commitments for the balance of the total facility amount, completion of amendments to our 2010 Credit Facility to accommodate the transactions contemplated by the Commitment Letter, and customary conditions, including completion of satisfactory documentation.

Failure to complete the proposed Oaktree Transactions or enter into the proposed new credit facility or amend the 2010 Credit Facility would prevent us from realizing the anticipated benefits thereof. We would also remain liable for significant transaction costs. In addition, the market price of our common stock may reflect various market assumptions as to whether and when those transactions will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of these transactions could result in a significant change in the market price of our common stock. Moreover, if we do not have sufficient liquidity to service our debt, meet our contractual obligations and fund our other liquidity needs, we may be required to sell assets, negotiate with our lenders to restructure our existing credit facilities or consider other options. We cannot assure you that any of these alternatives could, if necessary, be effected on favorable terms, or at all. The terms of our existing or future debt instruments, including the indenture governing our Senior Notes, may restrict us from engaging in some of these alternatives.

If the Oaktree Transactions are consummated, we have also agreed to provide Oaktree with specified anti-dilution and preemptive rights, as described in further detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” If we close the Oaktree Transactions and thereafter consummate any transaction which would require us to grant additional warrants or other securities to Oaktree pursuant to its anti-dilution or preemptive rights, we may be required to obtain shareholder approval to do so, and there can be no assurance that we will successfully obtain such shareholder approval. If we are unable to obtain such shareholder approval, and we fail to issue Oaktree the additional warrants or other securities otherwise required under the terms of the Warrants or the Investment Agreement, then the per annum interest rate on the Oaktree Notes will increase by two percentage points, and will thereafter increase by an additional two percentage points on each three-month anniversary thereof (subject to a maximum interest rate of 18% per annum), and will remain at such rate until we obtain such shareholder approval (if and to the extent required) and issue Oaktree the required additional warrants or other securities. Any such increase of the interest rate on the Oaktree Notes could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations under our indebtedness.

The current global economic turndown may negatively impact our business.

In recent years, there has been a significant adverse shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets.  Lower demand for tanker cargoes as well as diminished trade credit available for the delivery of such cargoes have created downward pressure on charter rates.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

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

•                  Charterers could seek to renegotiate the terms of their charters with us or have difficulty meeting their payment obligations to us.

If adverse conditions in the global economy or the global credit markets or volatility in the financial markets continue or worsens, we could experience a material adverse impact on our results of operations, financial condition and cash flows, and the market price of our common shares could decline.

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

The factors that influence demand for tanker capacity include:

•                  supply of and demand for petroleum and petroleum products;

•                  regional availability of refining capacity;

•                  global, regional economic and political conditions, including developments in international trade and fluctuations in industrial and agricultural production;

•                  changes in seaborne and other transportation patterns, including changes in the distances over which tanker cargoes are transported by sea;

•                  environmental and other legal and regulatory developments;

•                  currency exchange rates;

•                  weather and acts of God and natural disasters, including hurricanes and typhoons;

•                  competition from alternative sources of energy and from other shipping companies and other modes of transportation; and

•                  international sanctions, embargoes, import and export restrictions, nationalizations, piracy and wars.

The factors that influence the supply of tanker capacity include:

•                  current and expected purchase orders for tankers;

•                  the number of tanker newbuilding deliveries;

•                  the scrapping rate of older tankers;

•                  conversion of tankers to other uses or conversion of other vessels to tankers;

•                  the price of steel and vessel equipment;

•                  technological advances in tanker design and capacity;

•                  tanker freight rates, which are affected by factors that may affect the rate of newbuilding, scrapping and laying up of tankers;

•                  the number of tankers that are out of service; and

•                  changes in environmental and other regulations that may limit the useful lives of tankers.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity.  The recent global economic crisis may further reduce demand for transportation of oil over long distances and supply of tankers that carry oil, which may materially affect our revenues, profitability and cash flows.

Spot market rates for tanker vessels are highly volatile and are currently at relatively low levels historically and may further decrease in the future, which may adversely affect our earnings in the event that our vessels are chartered in the spot market.

We deploy a substantial portion of our fleet in the spot market. Although spot chartering is common in the crude and product tankers sectors, crude and product tankers charter hire rates are highly volatile and may fluctuate significantly based upon demand for seaborne transportation of crude oil and petroleum products, as well as tanker supply. The world oil demand is influenced by many factors, including international economic activity; geographic changes in oil production, processing, and consumption; oil price levels; inventory policies of the major oil and oil trading companies; and strategic inventory policies of countries such as the United States and China. The successful operation of our vessels in the spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. Furthermore, as charter rates for spot charters are fixed for a single voyage that may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

The spot market is highly volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. Currently, charter hire rates are at relatively low rates historically and there is no assurance that the crude oil and product tanker charter market will recover over the next several months or will not continue to decline further.

Charter rates for vessels may decrease in the future, which may adversely affect our earnings and ability to pay principal, premium, if any, and interest on our indebtedness.

We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet. As of December 31, 2010, five of our 16 time charter contracts will expire prior to June 30, 2011. If the tanker industry, which has been highly cyclical, continues to be depressed in the future when our charters expire or at a time when we may want to sell a vessel, our earnings and available cash flow may be adversely affected. We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations including payment of debt service to our lenders. Our ability to renew the charters on our vessels on the expiration or termination of our current charters, the charter rates payable under any replacement charters and vessel values will depend upon, among other things, economic conditions in the tanker industry at that time, changes in the supply and demand for vessel capacity and changes in the supply and demand for the seaborne transportation of crude oil. A general global economic downturn or international financial uncertainty may result in a weakening of charter rates. This could reduce the charter rates for our vessels not then subject to long-term charters and, thereby, negatively impact our results of operations.

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

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow. As of December 31, 2010, 16 of our vessels are contractually committed to time charters, with the remaining terms of these charters expiring on dates between January 2011 and September 2012.  Although these time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 44.2% of our net voyage revenue from spot charters for the year ended December 31, 2010. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. Factors affecting the volatility of spot market voyage charter rates include the quantity of oil produced globally, shifts in locations where oil is produced or consumed, actions by OPEC, the general level of worldwide economic activity and the development and use of alternative energy sources. We cannot assure you that future spot market voyage charters will be available at rates that will allow us to operate our vessels that are not under time charter profitably.

The failure of our counterparties to meet their obligations under our time charter agreements could cause us to suffer losses or otherwise adversely affect our business.

We employ 16 vessels under time charters with an average remaining duration of approximately eight months as of December 31, 2010. The ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control.  These factors may include general economic conditions, the condition of the tanker industry, the charter rates received for specific types of vessels and various operating expenses.  The costs and delays associated with the default by a charterer under a charter of a vessel may be considerable and this may negatively impact our business.

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

Our vessels are employed in a highly competitive market.  Our competitors include the owners of other Aframax, Suezmax, VLCC, Panamax and Handymax vessels and, to a lesser degree, owners of other size tankers.  Both groups include independent oil tanker companies as well as oil companies.  We do not control a sufficiently large share of the market to influence the market price charged for crude oil transportation services.

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

We believe that the fair market value of our vessels may have declined recently, and may decrease further depending on a number of factors including:

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

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable double-hull vessels.  We may not be able to acquire newbuildings or secondhand double-hull tankers on favorable terms, which could impede our growth and negatively impact our financial condition.  We may not be able to contract for newbuildings or locate suitable secondhand double-hull vessels or negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms.

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

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results. Our future success depends particularly on the continued service of John Tavlarios, our President, and our ability to attract a suitable replacement, if necessary.  In addition, in connection with the Arlington Acquisition we entered into a letter agreement with Peter Georgiopoulos whereby, effective as of December 16, 2008, or the Effective Date, Mr. Georgiopoulos agreed to serve as Chairman of the Board of Directors of the new combined company following the Arlington Acquisition for three years following the Effective Date, or earlier if he is not nominated to such position or if our shareholders decline to re-elect him to, or remove him from, our Board of Directors.  Such three year period ends on December 16, 2011.  The loss of Peter Georgiopoulos’ full-time service could have an adverse effect on our operations.

Our success also depends in large part on our ability to attract and retain highly skilled and qualified ship officers and crew. In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. We expect crew costs to increase slightly in 2011.  If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

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

We receive a significant portion of our revenues from a limited number of customers, and the loss of any customer could result in a significant loss of revenues and cash flow.

We have derived, and we believe we will continue to derive, a significant portion of our revenues and cash flow from a limited number of customers.  If any of our key customers breach or terminate their time charters or renegotiate or renew them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

If the Oaktree Transactions are consummated and the Warrants are issued to Oaktree, Oaktree could potentially own a significant percentage of the voting power of our common stock, and as a result could be able to exert significant influence over the Company.

If the Oaktree Transactions (as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) are consummated, Oaktree will receive warrants for the purchase of up to 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share (the “Warrants”), in addition to the $200 million in pay-in-kind toggle floating rate secured notes (the “Oaktree Notes”) to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation pursuant to the Oaktree Credit Agreement. As a result, if the Oaktree Transactions are consummated, Oaktree may be able to exert significant influence over corporate actions requiring shareholder approval. As a result, it may be difficult for other investors to affect the outcome of shareholder votes.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of December 31, 2010, the weighted average age of the 37 vessels in our fleet was 8.6 years, compared to an average age of 9.6 years as of December 31, 2009. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives, which we estimate to be 25 years from their build dates. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and available cash per share would be adversely affected. Any funds set aside for vessel replacement will reduce available cash.

Acts of piracy on ocean-going vessels could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, in the Gulf of Aden off the coast of Somalia and off the western coast of Africa. Throughout 2008, 2009 and 2010, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows and financial condition.

In response to piracy incidents in 2008, 2009 and 2010, particularly in the Gulf of Aden off the coast of Somalia, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances. While our use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. While we believe we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

Terrorist attacks, and the current conflicts in Iraq, Afghanistan and North Africa and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. Continuing hostilities in the Middle East and North Africa may lead to additional armed conflicts or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may contribute further to economic instability.

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

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

From time to time on charterers’ instructions, our vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the U.S. government as state sponsors of terrorism. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act (“CISADA”), which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies, such as our Company, and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our Company. Additionally, some investors may decide to divest their interest, or not to invest, in our Company simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Our results of operations could be affected by natural events in the locations in which our customers operate.

Several of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy. Several of our customers are located in Japan and they have experienced, and may experience in the future, shutdowns as a result of these events, and their operations may be negatively impacted by these events.  As a result, some or all of those customers may reduce their orders for crude oil, which could adversely affect our revenue and results of operations.  In addition to the negative direct economic effects of recent events on the Japanese economy and on our customers and suppliers located in Japan, economic conditions in Japan could also adversely affect regional and global economic conditions. The degree to which these events, as well as future events, in Japan will adversely affect regional and global economies remains uncertain at this time. However, if these events cause a decrease in demand for crude oil, our financial condition and operations could be adversely affected.

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

More stringent maritime safety rules have been imposed in the European Union. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or similar events in the future, may result in further regulation of the tanker industry, and modifications to statutory liability schemes, and related increases in compliance costs, all of which could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. We believe our vessels are maintained in good condition in compliance with present regulatory requirements, are operated in compliance with applicable safety and environmental laws and regulations and are insured against usual risks for such amounts as our management deems appropriate. The vessels’ operating certificates and licenses are renewed periodically during each vessel’s required annual survey. However, government regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

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

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us.  Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical.  Any such changes or developments may have a material adverse effect on our business, financial condition and results of operations.

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

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of ours, or GMM Portugal, and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007. Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1 million fine in April 2009 and is subject to a probationary period of five years. During this period, a court-appointed monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the court’s probation department. The court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of our vessels from calling on U.S. ports. Any violations of probation may also result in additional penalties, costs or sanctions being imposed on us. We have also written off approximately $3.3 million of insurance claims related to this matter through December 31, 2009.

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

In January 2009, we received a demand from the U.S. National Pollution Fund for approximately $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill.  In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $0.5 million.  In October 2010, we entered into a settlement agreement with the U.S. National Pollution Fund in which we paid approximately $6.3 million in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

The U.S. Department of Justice also investigated our involvement in the spill incident.  On February 28, 2011, the U.S. Department of Justice notified us that the investigation has been closed, and therefore, we do not expect that any charges, fines and/or penalties will be levied against us or any of our subsidiaries.

We have been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with these matters.  These matters have been reported to our protection and indemnity insurance underwriters.

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, which we refer to as Section 883, then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax.

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

We believe that, based on the ownership of our stock in 2010, we satisfied the publicly traded requirement for 2010.  However, if 5% shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  We can provide no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for exemption from tax in 2011 or in future years.

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

A foreign corporation generally will be treated as a “passive foreign investment company,” which we sometimes refer to as a PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of “passive income” or (2) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of “passive income,” which we sometimes refer to as passive assets. U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions they receive from the PFIC and gain, if any, they derive from the sale or other disposition of their stock in the PFIC.

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

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the United States Internal Revenue Service, which we sometimes refer to as the IRS, concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, it should be noted that there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes.  Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC.  Moreover, because (1) there are uncertainties in the application of the PFIC rules, (2) the PFIC test is an annual test, and (3) although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become a PFIC in any taxable year.

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

Climate change and greenhouse gas restrictions may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities may also be adversely affected. Climate change may reduce the demand for oil or increased regulation of greenhouse gases may create greater incentives for use of alternative energy sources. Any long-term material adverse effect on the oil industry could have a significant financial and operational adverse impact on our business that we cannot predict with certainty at this time.

RISK FACTORS RELATED TO OUR FINANCINGS

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future, and therefore make it more difficult for us to fulfill our obligations under our indebtedness.

We have incurred substantial debt. As of December 31, 2010, we had $1,376 million of indebtedness outstanding and shareholders’ equity of $332.0 million. Our substantial indebtedness and interest expense could have important consequences to our company, including:

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

Our proposed new and amended credit facilities, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, will restrict our ability to use our cash.  Among other restrictions, such credit facilities are expected to provide that commitments be reduced based on excess liquidity for the first two years of the new facility (followed by scheduled amortization payments thereafter), prohibit us from making capital expenditures during that two year period (or until the amortization shortfall amount is zero) other than maintenance capital expenditures, or vessel acquisitions or other capital expenditures not in the ordinary course of business using net cash proceeds from equity offerings or debt which does not require cash payments during such two year period and prohibit us from declaring or paying dividends during such two year period.

Based on amounts outstanding as of December 31, 2010 under our 2005 Credit Facility, 2010 Credit Facility, and Bridge Loan Credit Facility, each of which is defined herein, we will have to repay $160.0 million during 2011.  Our 2005 Credit Facility matures in 2012, our  2010 Credit Facility matures in 2015 and our Senior Notes are due in 2017 (our Bridge Loan Credit Facility has been repaid).  If we are unable to refinance such indebtedness, we will be required to dedicate a substantial portion of our cash flow to the payment of such debt, which will reduce the amount of funds available for operations, capital expenditures and future business opportunities.

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

Despite our current level of indebtedness, our 2005 Credit Facility, 2010 Credit Facility and the indenture governing the Senior Notes permit us to incur significant additional indebtedness in the future, subject to specified limitations. Although our 2005 Credit Facility, 2010 Credit Facility and the indenture governing the Senior Notes restrict our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and, under specified circumstances, the indebtedness incurred in compliance with such restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased, and we may not be able to meet all our debt obligations, in whole or in part.

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

We intend to use the 2010 Credit Facility to fund a portion of the purchase price of the acquisition of the remaining Metrostar Vessel (the “Vessel Acquisition”). A committed amount of $45.6 million remains available for borrowing under the 2010 Credit Facility. Borrowings under the 2010 Credit Facility are subject to customary conditions, which include limitations on the use of borrowings to fund the purchase price of any vessel.  The 2010 Credit Facility requires us to have raised cash proceeds from the issuance of common stock in an amount equal to at least 40% of the purchase price of all delivered Metrostar Vessels by September 30, 2011.  The credit facility requires that there be no default as a condition to borrowing.  As discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we believe that it is probable, absent amendments or waivers to our credit facilities or obtaining additional financing, that we will not comply with the Net Debt-to-EBITDA maintenance covenants under our 2005 Credit Facility and 2010 Credit Facility at or prior to the fourth quarter of 2011, and we may not be able to continue to comply with the minimum cash balance covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures, in each case without additional financing or a waiver or amendment of our credit facilities. Accordingly, we cannot assure you that we will be able to satisfy such covenants or be able to borrow all or any of the amounts that may be committed under the 2010 Credit Facility. If we are unable to borrow the amounts committed thereunder, our ability to complete the Vessel Acquisition will be materially adversely affected.

We may be liable for damages if the remaining Vessel Acquisition fails to close as a result of our unwillingness, inability or other failure to pay the purchase price under, or any other breach by us of, the agreements relating to the remaining Vessel Acquisition.

We do not have sufficient liquidity or working capital to pay the purchase price for the remaining Vessel Acquisition and will be required to raise additional cash through financing transactions in order to fulfill our payment obligations under the agreements relating to the remaining Vessel Acquisition. There is no assurance that we will be able to successfully complete such financing transactions or fulfill our other obligations under such agreements. If we breach or do not fully perform our obligations under such agreements, we may forfeit the deposits and other amounts we have paid to the sellers in connection with the remaining Vessel Acquisition and may be liable to the sellers for any additional damages resulting from our actions.

The indenture for the Senior Notes and our credit facilities impose significant operating and financial restrictions that may limit our ability to operate our business.

The indenture for the Senior Notes, our 2005 Credit Facility and 2010 Credit Facility will impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:

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

In addition, our 2005 Credit Facility and our 2010 Credit Facility require us to maintain specified financial ratios and satisfy financial covenants. Among other things, we are required to maintain the aggregate fair market value of all mortgaged vessels under the 2005 Credit Facility at or above 125% of the total commitment amount under the credit facility, and as a result we have pledged 11 of our Suezmax, 12 of our Aframax vessels, two of our Panamax vessels,  one of our Handymax vessels and one of our VLCCs as security to the lenders under the 2005 Credit Facility.   We are required to maintain the aggregate fair market value of all mortgaged vessels under the 2010 Credit Facility at or above 135% of the total commitment amount under the credit facility, and as a result we have pledged five of our VLCCs and one of our Suezmax vessels as security to the lenders under the 2010 Credit Facility.   We are currently required under both the 2005 Credit Facility and 2010 Credit Facility  to maintain a net debt to Adjusted EBITDA ratio of no more than 8.75:1.0 on the last day of any fiscal quarter until September 30, 2011 and 5.5:1.0 thereafter.  Additionally, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment under the 2005 Credit Facility and (2) $25 million to be less than $50 million.  Under the 2005 Credit Facility and 2010 Credit Facility, while the Net Debt to EBITDA ratio is greater than 6.0, we will be permitted to pay a dividend of up to $0.01 per share per quarter; while it is 6.0 or less, we will be permitted to pay up to $30 million per fiscal year in total dividends.  Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends. We may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in the economic and business conditions in the markets in which we operate, may affect our ability to comply with these covenants.

We cannot assure you that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our 2005 Credit Facility and 2010 Credit Facility would prevent us from borrowing additional money under the 2005 Credit Facility and 2010 Credit Facility, to the extent such availability exists, and could result in a default under one or both agreements.  If a default occurs under our 2005 Credit Facility and/or 2010 Credit Facility, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which constitutes all or substantially all of our assets, including our rights in the mortgaged vessels and their charters. Moreover, if the lenders under our 2005 Credit Facility and/or 2010 Credit Facility were to accelerate the debt outstanding under that facility, it could result in a default under our other debt obligations that may exist at such time, and if all or any part of our debt were to be accelerated, we may not have or be able to obtain sufficient funds available to repay it or to repay our other indebtedness.

Our proposed new and amended credit facilities, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, will restrict our ability to use our cash. Among other restrictions, such credit facilities are expected to provide that commitments be reduced based on excess liquidity for a period of two years (followed by scheduled amortization payments thereafter), prohibit us from making capital expenditures during that two year period (or until the amortization shortfall amount is zero) other than maintenance capital expenditures, or vessel acquisitions using net cash proceeds from equity offerings or debt which does not require cash payments during such two year period and prohibit us from declaring or paying dividends during such two year period.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline as a result of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the reduction in lending commitments, the pledging of unencumbered vessels as additional collateral, the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our 2005 Credit Facility and 2010 Credit Facility.

Our 2005 Credit Facility and 2010 Credit Facility require us to comply with a collateral maintenance covenant under which the market value of our vessels must remain at or above 125% and 135%, respectively, of the total commitment amount under the credit facility. If we are unable to maintain this required collateral maintenance ratio, we may be prevented from borrowing additional money under our credit facilities, or we may default under our credit facilities.   If a default occurs, the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing the debt, which constitutes a majority of our assets. Moreover, if the lenders were to accelerate the debt outstanding, it could result in a default under our other debt obligations that may exist at such time.

Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses.  If we determine at any time that a vessel’s future limited useful life and earnings require us to impair its value on our financial statements, that could result in a charge against our earnings and the reduction of our shareholders’ equity.  If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings. The 27 vessels which are currently collateralizing in part our 2005 Credit Facility had an aggregate carrying value of $946.1 million as of December 31, 2010 and the six vessels which are currently collateralizing in part our 2010 Credit Facility had an aggregate carrying value of $536.9 million as of December 31, 2010.

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

Based on amounts outstanding as of December 31, 2010 under our 2005 Credit Facility, 2010 Credit Facility, and Bridge Loan Credit Facility, each of which is defined herein, we will have to repay $160.0 million during 2011.  Our 2005 Credit Facility matures in 2012, our  2010 Credit Facility matures in 2015 and our Senior Notes are due in 2017 (our Bridge Loan Credit Facility has been repaid).  If we are unable to refinance such indebtedness, we will be required to dedicate a substantial portion of our cash flow to the payment of such debt, which will reduce the amount of funds available for operations, capital expenditures and future business opportunities. As discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we believe that it is probable, absent amendments or waivers to our credit facilities or obtaining additional financing, that we will not comply with the Net Debt-to-EBITDA maintenance covenants under our 2005 Credit Facility and 2010 Credit Facility at or prior to the fourth quarter of 2011, and we may not be able to continue to comply with the minimum cash balance covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures, in each case without additional financing or a waiver or amendment of our credit facilities.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt under our 2005 Credit Facility and 2010 Credit Facility bears interest at a variable rate of LIBOR plus 350 basis points (and our contemplated new financings will also bear interest at a variable rate based on LIBOR).  We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

LIBOR rates have recently been stable, but the spread between those rates and prime lending rates can widen significantly at times.  These conditions are the result of the recent disruptions in the international credit markets.  Because the interest rates borne by amounts that we may drawdown under our credit facilities fluctuate with changes in the LIBOR rates, if this volatility were to continue, it would affect the amount of interest payable on amounts that we were to drawdown from our credit facility, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

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

We are currently party to three interest rate swaps for purposes of managing our exposure to fluctuations in interest rates applicable to indebtedness under our 2005 Credit Facility which was advanced at a floating rate based on LIBOR. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. Since our existing interest rate swaps do not, and future derivative contracts may not, qualify for treatment as hedges for accounting purposes we recognize fluctuations in the fair value of such contracts in our income statement. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements.

Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2010, the fair value of our interest rate swaps was a liability of $12.1 million.

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

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. We have agreed with Peter C. Georgiopoulos that we will enter into a new registration rights agreement granting Mr. Georgiopoulos registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  We also plan to enter into a registration rights agreement with Oaktree, Peter C. Georgiopoulos, and an entity controlled by him under which we will be obligated to file a registration rights agreement covering resales of shares of common stock issued upon exercise of the Warrants.  See “Liquidity and Capital Resources — Refinancing Transactions” for a further discussion of Mr. Georgiopoulos’ registration rights. We also registered on Form S-8 an aggregate of 1,624,347 shares issuable upon exercise of options we have granted to purchase common stock or reserved for issuance under our equity compensation plans.  We have also registered on Form S-3 an aggregate of 8,128,612 shares of our common stock, which include the 2,938,343 shares covered under the registration rights agreement mentioned above.

Our shareholders may be subject to substantial dilution of their ownership interests.

Certain transactions currently contemplated or other transactions we may enter into may substantially dilute the ownership interests of existing stockholders.  The Oaktree Transactions contemplate the issuance of Warrants for up to 19.9% of our outstanding common stock at the time of closing that may be exercised at a price of $0.01 per share. Also, our 2010 Credit Facility requires that we raise at least $52.4 million from the issuance of common stock by September 30, 2011.  In addition, in our proxy statement for our 2011 Annual Meeting of Shareholders, we are seeking the approval of our shareholders to increase the number of authorized shares of our common stock from 140,000,000 shares to 390,000,000 shares, and we may issue a portion of such newly authorized shares in offerings from time to time.  To the extent that an existing shareholder does not purchase additional shares that we may issue in any of the transactions described above, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced.  Following such a reduction, that shareholder’s common stock would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.  In addition, if additional shares are issued, depending on the circumstances, any dividends per share could be reduced.

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

If our shareholders do not approve an increase in our authorized shares, we may not be able to raise additional funds through equity offerings.

Our shareholders have been asked to vote on a proposal to amend our articles of incorporation to increase the number of authorized shares of common stock at the annual meeting of shareholders expected to be held on May 12, 2011.  The proposed amendment to the articles of incorporation requires an approval of a majority of the common shares. There is a risk that we may not get shareholder approval to increase the number of authorized shares of common stock.  We do not have enough shares authorized at present to effect an equity financing involving more than approximately 50,400,028. If we do not receive shareholder approval for the proposed increase in authorized shares, our ability to raise capital through equity financings may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease five properties which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 11,500 square feet in Lisbon, Portugal, a property of approximately 3,400 square feet in Mumbai, India and a property of approximately 750 square feet in Novorossiysk, Russia. We do not own or lease any production facilities, plants, mines or similar real properties.

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

In January, 2009, we received a demand from the U.S. National Pollution Fund for approximately $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $0.5 million.  In October 2010, we entered into a settlement agreement with the U.S. National Pollution Fund in which we paid approximately $6.3 million in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s Protection and Indemnity Underwriters.   Notwithstanding the settlement agreement, we may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

The U.S. Department of Justice also investigated our involvement in the spill incident.  On February 28, 2011, the U.S. Department of Justice notified us that the investigation has been closed, and therefore, we do not expect that any charges, fines and/or penalties will be levied against us or any of our subsidiaries.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is traded on the New York Stock Exchange under the symbol “GMR”. The following table sets forth for the periods indicated the high and low intra-day trading prices for our common stock as reported on the New York Stock Exchange:

FISCAL YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
1st Quarter	$8.50	$6.64
2nd Quarter	$8.82	$5.95
3rd Quarter	$6.50	$4.26
4th Quarter	$4.98	$3.02

FISCAL YEAR ENDED DECEMBER 31, 2009	HIGH	LOW
1st Quarter	$12.24	$6.40
2nd Quarter	$12.66	$6.87
3rd Quarter	$10.07	$7.22
4th Quarter	$8.95	$6.70

As of March 21, 2011, there were approximately 114 holders of record of our common stock.

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

We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.

We announced on October 5, 2010 that our Board of Directors had adopted a dividend policy pursuant to which we intend to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below) remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends.

Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends. We also expect that the terms of the Oaktree Credit Facility and the proposed new credit facility will also prohibit the payment of dividends for at least two years.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., pursuant to which the Oaktree Lender has agreed to make a $200 million investment in pay-in-kind toggle floating rate secured notes to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation (the “Oaktree Transaction”).  In connection therewith, the Company has agreed to issue to the Oaktree Lender detachable Warrants for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing of the Oaktree Transaction) at an exercise price of $0.01 per share.  The Oaktree Lender is an “accredited investor” as that term is defined under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The issuance is exempt from registration under Section 4(2) of the Securities Act.  Peter C. Georgiopoulos, our Chairman, is expected to be granted an interest in a limited partnership controlled and managed by Oaktree. The other investors in the partnership are various funds managed by Oaktree. The partnership and its subsidiaries are expected to hold all of the Oaktree Notes and the Warrants.  Mr. Georgiopoulos will not have any rights to participate in the management of the partnership. Pursuant to the partnership agreement, Mr. Georgiopoulos would be entitled to an interest in distributions by the partnership, which in the aggregate would not exceed 4.9% of all distributions made by the partnership, provided that no distributions would be made to Mr. Georgiopoulos until the other investors in the partnership had received distributions from the partnership equal to the amount of their respective investments in the partnership Mr. Georgiopoulos will not make a substantial cash investment in the partnership. Given Mr. Georgiopoulos’ expected interest, our Board of Directors established a committee comprised of independent directors to oversee these financing transactions.  The consummation of the issuance is subject to specified conditions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$387,161	$350,520	$326,068	$255,015	$325,984

Voyage expenses	151,448	58,876	54,404	38,069	80,400
Direct vessel operating expenses	105,855	95,573	63,556	48,213	47,472
Other expense	—	—	—	—	2,430
General and administrative expenses	36,642	40,339	80,285	46,920	44,787
Goodwill impairment	28,036	40,872	—	—	—
Loss (gain) on sale of vessels and equipment	560	2,051	804	417	(46,022)
Loss on impairment of vessels	99,678	—	—	—	—
Depreciation and amortization	98,387	88,024	58,037	49,671	42,395
Operating (loss) income	(133,445)	24,785	68,982	71,725	154,522
Net interest expense (income)	82,228	37,215	28,289	23,059	(1,455)
Other expense (income)	989	(435)	10,886	4,127	(854)
Net (loss) income	$(216,662)	$(11,995)	$29,807	$44,539	$156,831

(Loss) earnings per common share:
Basic	$(3.02)	$(0.22)	$0.76	$1.09	$3.72
Diluted	$(3.02)	$(0.22)	$0.73	$1.06	$3.63

Dividends declared per common share	$0.34	$1.63	$1.49	$12.78	$3.58

Weighted-average basic shares outstanding, thousands:
Basic	71,823	54,651	39,463	40,740	42,172
Diluted	71,823	54,651	40,562	41,825	43,171

BALANCE SHEET DATA, at end of year
(Dollars in thousands)
Cash	$16,858	$52,651	$104,146	$44,526	$107,460
Current assets, including cash	168,538	108,528	141,703	82,494	137,865
Total assets	1,781,785	1,445,257	1,577,225	835,035	843,690

Current liabilities, including current portion of long-term debt	1,442,593	56,194	88,392	35,502	27,147
Total long-term debt, including current portion	1,376,043	1,018,609	990,500	565,000	50,000
Shareholders’ equity	332,046	364,909	455,799	228,657	763,913

OTHER FINANCIAL DATA
(Dollars in thousands)

Net cash provided by operating activities	$(5,923)	$47,518	$114,415	$95,833	$189,717
Net cash (used) provided by investing activities	(547,648)	(24,632)	(171,082)	(84,516)	285,264
Net cash provided (used) by financing activities	518,141	(74,085)	115,476	(74,251)	(464,497)
Capital expenditures
Vessel (purchases) sales including deposits	(554,191)	—	(173,447)	(80,061)	290,299
Drydocking or capitalized survey costs	(15,015)	(18,921)	(9,787)	(11,815)	(11,929)
Weighted-average long-term debt, including current portion	1,139,845	959,935	653,154	414,137	93,085

OTHER DATA
(Dollars in thousands)

EBITDA (1)	$(36,047)	$113,244	$116,133	$117,269	$197,771

FLEET DATA
Total number of vessels at end of period	37.0	31.0	31.0	20.0	18.0
Average number of vessels (2)	33.2	31.0	21.5	19.3	20.6
Total vessel operating days for fleet (3)	11,644	10,681	7,568	6,599	7,121
Total time charter days for fleet	5,936	7,878	5,665	4,641	2,300
Total spot market days for fleet	5,708	2,803	1,903	1,958	4,821
Total calendar days for fleet (4)	12,112	11,315	7,881	7,045	7,534
Fleet utilization (5)	96.1%	94.4%	96.0%	93.7%	94.5%

AVERAGE DAILY RESULTS
Time charter equivalent (6)	$20,243	$27,305	$35,896	$32,876	$34,487
Direct vessel operating expenses (7)	8,740	8,447	8,064	6,844	6,301
General and administrative expenses (8)	3,025	3,565	10,187	6,660	5,945
Total vessel operating expenses (9)	11,765	12,012	18,252	13,504	12,246

	Year Ended December 31,
	2010	2009	2008	2007	2006
EBITDA Reconciliation
(Dollars in thousands)
Net (Loss) Income	$(216,662)	$(11,995)	$29,807	$44,539	$156,831
+ Net interest expense (income)	82,228	37,215	28,289	23,059	(1,455)
+ Depreciation and amortization	98,387	88,024	58,037	49,671	42,395
EBITDA	$(36,047)	$113,244	$116,133	$117,269	$197,771

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

(5)                                  Fleet utilization is the percentage of time that our vessels were available for revenue generating voyage days, and is determined by dividing voyage days by calendar days for the relevant period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the number of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of our financial condition at December 31, 2010 and 2009 and our results of operations comparing the years ended December 31, 2010 and 2009 and the years ended December 31, 2009 and 2008. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services. We also provide transportation services for refined petroleum, products.  As of December 31, 2010, our fleet consisted of 37 vessels (12 Aframax vessels, 12 Suezmax vessels, seven VLCCs, two Panamax vessels and four Handymax vessels) with a total cargo carrying capacity of 5.6 million deadweight tons.

On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (“we” or the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”).  As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company and General Maritime Subsidiary changed its name to General Maritime Subsidiary Corporation.  In addition, upon the consummation of the Arlington Acquisition, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  We acquired two VLCCs, two Panamax vessels and four Handymax vessels pursuant to the Arlington Acquisition.

General Maritime Subsidiary is the predecessor of the Company for purposes of U.S. securities regulations governing financial statement filing. The Arlington Acquisition is accounted for as an acquisition by General Maritime Subsidiary of Arlington. Therefore, the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Financial Statements, unless otherwise noted, reflect the results of operations of General Maritime Subsidiary for period January 1, 2008 through December 15, 2008. The Company had separate operations for the period beginning December 16, 2008, the effective date of the Arlington Acquisition, and disclosures and references to amounts for periods after that date relate to the Company unless otherwise noted. Arlington’s results have been included in the disclosures throughout this Annual Report on Form 10-K and the accompanying Consolidated Statements of Operations, unless otherwise noted, from the effective date of acquisition and thereafter (see “Arlington Acquisition” in Note 2 to the Consolidated Financial Statements).

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

On January 18, 2011, we entered into memoranda of agreement (the “MOAs”) to sell the Genmar Concord, the Stena Concept and the Stena Contest to affiliates of Northern Shipping Fund Management Bermuda, Ltd. (“Northern Shipping”) for net proceeds totaling $61.7 million. On January 31, 2011, we completed the sales of the Stena Contest and the Genmar Concord and on February 4, 2011, we completed the sale of the Stena Concept.

In connection with the sales of the Stena Contest, the Genmar Concord and the Genmar Concept, each vessel has been leased back to one of our subsidiaries under bareboat charters entered into with Northern Shipping for a period of seven years at a rate of $6,500 per day per vessel for the first two years of the charter period and $10,000 per day per vessel for the remainder of the charter period.  The obligations of the subsidiaries are guaranteed by us.  As part of these agreements, the subsidiaries will have options to repurchase the vessels for $24 million per vessel at the end of year two of the charter period, $21 million per vessel at the end of year three of the charter period, $19.5 million per vessel at the end of year four of the charter period, $18 million per vessel at the end of year five of the charter period, $16.5 million per vessel at the end of year six of the charter period, and $15 million per vessel at the end of year seven of the charter period.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2005 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2005 Credit Facility.

On March 18, 2011, the Company sold the Genmar Constantine for net proceeds of $7.3 million and subsequently paid $8.8 million as a permanent reduction of the 2005 Credit Facility.

On March 15, 2011, the Company entered into a memorandum of agreement for the sale of the Genmar Progress for $8.0 million. The sale of the Genmar Progress is expected to close during the first week of April 2011.

Spot and Time Charter Deployment

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from several days to several weeks, and time charters, which can last up to several years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed-upon total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

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

Net Voyage Revenues as Performance Measure

For discussion and analysis purposes only, we evaluate performance using net voyage revenues.  Net voyage revenues are voyage revenues minus voyage expenses.  Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.  We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or the deployment of vessels on time charter or on the spot market and provides more meaningful information to us about the deployment of our vessels and their performance than voyage revenues, the most directly comparable financial measure under United States generally accepted accounting principles (or GAAP).  A reconciliation of voyage revenues to net voyage revenues is as follows (dollars in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

Voyage revenues	$387,161	$350,520	$326,068
Voyage expenses	(151,448)	(58,876)	(54,404)
Net voyage revenues	$235,713	$291,644	$271,664

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

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2010, 2009 and 2008 are set forth in the table below.

STATEMENT OF OPERATIONS MARGIN ANALYSIS
(% OF NET VOYAGE REVENUES)

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
STATEMENT OF OPERATIONS DATA

Net voyage revenues (1)	100%	100.0%	100.0%
Direct vessel expenses	44.9%	32.8%	23.4%
General and administrative expenses	15.5%	13.8%	29.6%
Depreciation and amortization	41.7%	30.2%	21.4%
Goodwill impairment	11.9%	14.0%	0.0%
Loss on disposal of vessel equipment	0.2%	0.7%	0.3%
Loss on impairment of vessels	42.3%	0.0%	0.0%
Operating (loss) income	-56.5%	8.5%	25.4%
Net interest expense	34.9%	12.8%	10.4%
Other expense (income)	0.4%	-0.1%	4.0%
Net (loss) income	-91.8%	-4.2%	10.9%

(1)   STATEMENT OF OPERATIONS DATA

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009	2008

Voyage revenues	$387,161	$350,520	$326,068
Voyage expenses	(151,448)	(58,876)	(54,404)
Net voyage revenues	$235,713	$291,644	$271,664

YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

VOYAGE REVENUES - Voyage revenues increased by $36.7 million, or 10.5%, to $387.2 million for the year ended December 31, 2010 compared to $350.5 million for the prior year.  This increase is primarily attributable to an increase in the size of our fleet, which increased vessel operating days by 9.0% to 11,644 days during the year ended December 31, 2010 compared to 10,681 days in the prior year.  The average size of our fleet increased by 7.1% to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2010 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.  Such increase is due to the acquisition of five VLCCs and one Suezmax vessel during the second half of 2010.  Also contributing to the increase in voyage revenues is a significant increase in spot rates attained on our vessels under spot voyage charters for year ended December 31, 2010 as compared to the prior year.  These increases were partially offset by a decline in time charter rates during the year ended December 31, 2010 as compared to the prior year, as discussed below under “Net Voyage Revenues”.  The addition of these six Metrostar Vessels to our fleet during 2010 accounted for approximately $37 million, which represents substantially all of the increase in voyage revenues for the year ended December 31, 2010 compared to the prior year.  With respect to the remaining vessels in our fleet other than Metrostar Vessels, during the year ended December 31, 2010 compared to the prior year, we had a decrease in voyage revenues associated with vessels on time charter contracts of approximately $129 million and an increase in voyage revenues associated with vessels on the spot market of approximately $129 million.

Included in voyage revenues for the year ended December 30, 2009 was $16.4 million of time charter revenue associated with the acceleration of a net liability associated with four time charter contracts.  These contracts had been assigned a liability when the vessels to which the time charters relate were acquired by the Company pursuant to the Arlington Acquisition.  This recorded liability had been amortized over the remaining time charter period, including the option periods.  The Company accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, the

Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date indicated by the charterer on two of the vessels.  Such transactions did not recur in 2010, and had the effect for the year ended December 31, 2009 of increasing time charter revenue, especially for the two VLCCs to which most of the accelerated amortization related.

Voyage revenues are expected to increase during 2011 as compared to 2010, associated with the increased size of our fleet.

VOYAGE EXPENSES - Voyage expenses increased $92.5 million, or 157%, to $151.4 million for the year ended December 31, 2010 compared to $58.9 million for the prior year.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  This increase in voyage expenses is primarily attributable to an increase in the number of days our vessels operated under spot charters as well as a greater proportion of our larger vessels on the spot market during the year ended December 31, 2010 compared to the prior year which incur more voyage expenses than the smaller vessels.  During the year ended December 31, 2010, the number of days our vessels operated under spot charters increased by 104% to 5,708 days (2,166 days for our Aframax vessels, 2,715 days for our Suezmax vessels, 701 days for our VLCCs, 67 days for our Panamax vessels and 59 days for our Handymax vessels) from 2,803 days (2,188 days for our Aframax vessels, 428 days for our Suezmax vessels, 151 days for our VLCCs, and 36 days for our Panamax vessels) during the prior year.  Also contributing to the increase in voyage expenses during the year ended December 31, 2010 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during 2010 being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $76.2 million, or 216%, to $111.5 million during the year ended December 31, 2010 compared to $35.3 million during the prior year.  This increase in fuel cost corresponds to a 55.0% increase in fuel cost per spot voyage day to $19,538 during the year ended December 31, 2010 compared to $12,608 during the prior year.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $11.2 million, or 68.2%, to $27.7 million during the year ended December 31, 2010 compared to $16.5 million during the prior year.  The increase in port costs is proportionally lower than the increase in number of spot voyage days because of the much larger proportion of our spot voyage days during 2010 being comprised of our larger vessels.  Larger vessels typically have longer voyages and therefore make fewer port calls.

Voyage expenses are expected to increase during 2011 as compared to 2010 as a result of a greater number of vessels expected to be on the spot market during 2011 compared to 2010.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $55.9 million, or 19.2%, to $235.7 million for the year ended December 31, 2010 compared to $291.6 million for the prior year. This decrease in net voyage revenues is primarily attributable to a decline in time charter rates during the year ended December 31, 2010 compared to the prior year period (taking into account the $16.4 million of time charter revenue for the prior year associated with the acceleration of a net liability associated with four time charter contracts described above in voyage revenues) due to vessels with time charters that expired during 2009 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Partially offsetting this decrease is a 7.1% increase in the average size of our fleet to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2010 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.  Also partially offsetting this decrease is an increase during the year ended December 31, 2010 as compared to the prior year in TCE rates for our vessels on spot voyage charters as well as an increase in the number of vessel operating days.

Net voyage revenues are expected to increase during 2011 compared to 2010 due to the increase in the size of our fleet.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase	%
	2010	2009	(Decrease)	Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$34,621	$49,850	$(15,229)	-30.5%
Suezmax	41,479	124,308	(82,829)	-66.6%
VLCC	22,923	42,629	(19,706)	-46.2%
Panamax	12,334	16,716	(4,382)	-26.2%
Handymax	20,100	23,690	(3,590)	-15.2%
Total	131,457	257,193	(125,736)	-48.9%

Spot charter:
Aframax	29,536	26,714	2,822	10.6%
Suezmax	59,992	4,718	55,274	1171.6%
VLCC	14,835	3,321	11,514	346.7%
Panamax	(231)	(302)	71	n/a
Handymax	124	—	124	n/a
Total	104,256	34,451	69,805	202.6%
TOTAL NET VOYAGE REVENUE	$235,713	$291,644	$(55,931)	-19.2%

Vessel operating days:
Time charter:
Aframax	1,944	1,797	147	8.2%
Suezmax	1,241	3,369	(2,128)	-63.2%
VLCC	711	572	139	24.3%
Panamax	659	680	(21)	-3.1%
Handymax	1,381	1,460	(79)	-5.4%
Total	5,936	7,878	(1,942)	-24.7%

Spot charter:
Aframax	2,166	2,188	(22)	-1.0%
Suezmax	2,715	428	2,287	534.3%
VLCC	701	151	550	364.2%
Panamax	67	36	31	86.1%
Handymax	59	—	59	n/a
Total	5,708	2,803	2,905	103.6%
TOTAL VESSEL OPERATING DAYS	11,644	10,681	963	9.0%
AVERAGE NUMBER OF VESSELS	33.2	31.0	2.2	7.1%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$17,809	$27,741	$(9,932)	-35.8%
Suezmax	$33,424	$36,898	$(3,473)	-9.4%
VLCC	$32,240	$74,526	$(42,286)	-56.7%
Panamax	$18,717	$24,583	$(5,866)	-23.9%
Handymax	$14,555	$16,226	$(1,671)	-10.3%
Combined	$22,146	$32,647	$(10,501)	-32.2%

Spot charter:
Aframax	$13,636	$12,210	$1,426	11.7%
Suezmax	$22,097	$11,023	$11,073	100.5%
VLCC	$21,162	$21,992	$(830)	-3.8%
Panamax	$(3,452)	$(8,398)	$4,946	n/a
Handymax	$2,109	$—	$2,109	n/a
Combined	$18,265	$12,291	$5,973	48.6%
TOTAL TCE	$20,243	$27,305	$(7,062)	-25.9%

As of December 31, 2010, 16 of our vessels were on time charters expiring between January 2011 and September 2012.

DIRECT VESSEL EXPENSES - Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $10.3 million, or 10.8%, to $105.9 million for the year ended December 31, 2010 compared to $95.6 million for the prior year.  This increase is primarily due to  an increase in the average size of our fleet which increased 7.1% to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2010 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 2.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.  On a daily basis, direct vessel expenses per vessel increased by $293, or 3.5%, to $8,740 ($8,947 Aframax, $8,322 Suezmax, $11,197 VLCC, $8,026 Panamax, $7,221 Handymax) for the year ended December 31, 2010 compared to $8,447 ($9,095 Aframax, $8,373 Suezmax, $10,135 VLCC, $7,031 Panamax, $6,565 Handymax) for the prior year.  Approximately $8.3 million of the $10.3 million increase in overall direct vessel expenses during the year ended December 31, 2010 relates to the addition of five VLCCs and one Suezmax vessel to our fleet during the second half of 2010.  VLCCs, being larger, are generally more expensive to operate than the other vessels in our fleet and, therefore, the addition of such vessels to our fleet increases the daily operating costs.  In addition, we had increases in the costs of operating our VLCCs, Panamax vessels and Handymax vessels.  During the 2009 period, all eight of the Arlington Vessels were on fixed fee technical management contracts with Northern Marine which covered, among other things, costs related to crewing, provisions, deck and engine stores, maintenance and repair, and lubricating oils.  During the fourth quarter of 2009, the fixed-fee contracts on four of these vessels expired and subsequently such vessels were placed under ship management agreements that were not of a fixed-fee nature, resulting in higher costs.  During the fourth quarter of 2010, the fixed-fee contracts on another two of these vessels expired and subsequently such vessels were placed under ship management agreements that were not of a fixed-fee nature, resulting in higher costs.  Therefore, for such vessels, direct vessel expenses increased for these vessels in 2010 compared to the prior year.  Additionally, the two vessels still on fixed fee technical management contracts with Northern Marine incurred higher expenses during the year ended December 31, 2010 as compared to the prior year period as a result of annual fee increases on such contracts.  Approximately $2.4 million of the increase in direct vessel expenses during the year ended December 31, 2010 compared to the prior year relates to changes in these fixed-fee technical management contracts.  These increases are partially offset by decreases in maintenance and repair and lubricating oils for our Aframax vessels and Suezmax vessels during the year ended December 31, 2010 compared to the prior year associated with certain survey costs and repairs during 2009 that occurred in 2010 to a lesser extent as well as the installation of cylinder oil optimization equipment on certain vessels during the year ended December 31, 2010 that reduced lubricating oil consumption.  Changes in daily costs are primarily due to reasons described above.

We anticipate that direct vessel expenses will increase to approximately $111 million during 2011 based on daily budgeted direct vessel expenses on our Aframax vessels, Suezmax vessels, VLCCs, Panamax vessels and Handymax vessels of $8,674, $8,322, $10,018, $7,231 and $7,202, respectively.  The budgets for the Aframax and Suezmax vessels are based on 2010 actual results adjusted for certain 2010 events not expected to recur or anticipated 2011 events which did not occur in 2010.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $3.7 million, or 9.2%, to $36.6 million for the year ended December 31, 2010 compared to $40.3 million for the prior year. Significant factors contributing to this decrease for the year ended December 31, 2010 compared to the prior year are:

(a) A $3.4 million decrease during the year ended December 31, 2010 as compared to the prior year relating to reductions in compensation relating to reduced bonuses paid.

(b) A $0.8 million decrease during the year ended December 31, 2010 compared to the prior year associated with ceasing the operation of our corporate aircraft, which we leased through February 2009.

(c) An aggregate decrease of $0.7 million during the year ended December 31, 2010 as compared to the prior year associated with operating our office in Portugal relating to the strengthening of the U.S. dollar against the Euro.

(d) a partially offsetting increase of $1.0 million in reserves against our amounts due from charterers associated with demurrage and certain other billings during the year ended December 31, 2010 compared to the prior year.

(e) a partially offsetting increase of $0.4 million during the year ended December 31, 2010 as compared to the prior year associated with travel related costs of senior management.

For 2011, we have budgeted general and administrative expenses to be approximately $38.4 million.  Such budget is based on 2010 actual results adjusted for expenses occurring during 2010 that are not expected to recur and anticipated 2011 expenses that either did not occur during 2010 or are expected to recur but at different amounts.  Significant factors contributing to an increase in 2011 budgeted general and administrative expense as compared to 2010 actual results include an increase in budgeted 2011 bonuses partially offset by decreases in anticipated professional fees and travel costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, increased by $10.4 million, or 11.8%, to $98.4 million for the year ended December 31, 2010 compared to $88.0 million for the prior year.  Vessel depreciation increased by $9.2 million, or 12.8%, to $81.5 million during the year ended December 31, 2010 compared to $72.3 million during the prior year.  This increase is due to acquisition of five VLCCs and one Suezmax vessel during the second half of 2010.

Amortization of drydocking increased by $0.2 million, or 1.8%, to $12.3 million for the year ended December 31, 2010 compared to $12.1 million for the prior year.  Drydocks are typically amortized over periods from 30 months to 60 months.  This increase reflects amortization during 2010 of a portion of the $15.0 million of drydock costs capitalized during the year ended December 31, 2010 and amortization for the full year of the $18.9 million of drydock costs capitalized during the year ended December 31, 2009.

Depreciation of vessel equipment increased by $1.0 million, or 32.1%, to $4.1 million for the year ended December 31, 2010 compared to $3.1 million for the prior year.  This increase relates to a greater amount of equipment being capitalized to vessels during 2010 as compared to the prior year.  As of December 31, 2010 and 2009, the carrying amount of vessel equipment was $17.8 million and $18.5 million, respectively.

Depreciation and amortization is expected to increase during 2011 as the vessels acquired during the second half of 2010 will be included in our fleet for the full year of 2011 and depreciated for a full year.  Such increases will be offset by any vessels sold during 2011.

GOODWILL IMPAIRMENT - For the years ended December 31, 2010 and 2009, we recorded goodwill impairment of $28.0 million and $40.9 million, respectively.  Refer to the GOODWILL section in Critical Accounting Policies.

LOSS ON DISPOSAL OF VESSEL EQUIPMENT - During the year ended December 31, 2010, we incurred losses of $0.6 million associated with the disposal of vessel equipment.  During the year ended December 31, 2009, we incurred losses of $2.1 million associated with the disposal of certain vessel equipment.

LOSS ON IMPAIRMENT OF VESSELS - During the year ended December 31, 2010, we recorded a loss on impairment of vessels of $99.7 million.  $74.4 million of this loss relates to five vessels which were classified as held for sale as of December 31, 2010 and includes writing these vessels down to their fair values, as determined by contracts to sell these vessels which were finalized in January 2011, as well the write-off of unamortized drydock costs, undepreciated vessel equipment and unamortized time charter asset balances, which were also deemed to be impaired.  The remaining $25.3 million relates to three vessels for which a test for impairment of long-lived assets indicated that their future undiscounted cash flows were less than the book value of each vessel.  This loss represents the amount by which the vessels’ then book values plus unamortized drydock costs and undepreciated vessel equipment exceeded their fair values.

INTEREST INCOME - Interest income was approximately $0.1 million during the years ended December 31, 2010 and 2009.  Interest income on deposits with banks has been minimal during both years.

INTEREST EXPENSE - Interest expense increased by $45.0 million, or 120%, to $82.3 million for the year ended December 31, 2010 compared to $37.3 million for the prior year.  This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12%, the 2010 Credit Facility we entered into during July 2010, which bore interest at 300 basis points over LIBOR and an increase in margin over LIBOR under our 2005 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2005 Credit Facility on that same date.  The margins on the 2005 Credit Facility and 2010 Credit Facility increased to 350 basis points on December 22, 2010 pursuant to amendment to both facilities on that date.  Also, during October 2010, we borrowed $22.8 million under a Bridge Loan Credit Facility which bore interest of LIBOR plus 300 basis points.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility which was outstanding until its prepayment in full on November 13, 2009.  During the year ended December 31, 2010, our weighted average outstanding debt increased by 18.7% to $1,139.8 million compared to $959.9 million during the prior year period.

We expect our long-term debt during 2011 to be slightly less than the amount of debt we had at December 31, 2010.  During the first three months of 2011, we used proceeds from vessel sales to reduce the principal amount of our debt outstanding, and intend to borrow approximately $45.6 million during April 2011 to fund our last vessel purchase in connection with the acquisition of the Metrostar Vessels.  However, as discussed below under “Liquidity and Capital Resources”, we are seeking additional liquidity through potential debt and/or equity offerings, amendments or refinancings of our existing credit facilities.  Depending on the interest rate terms and structure of any such transaction we may enter into, our interest expense for 2011 may be significantly higher or lower than our interest expense for the year ended December 31, 2010.

OTHER INCOME (EXPENSE) - Other expense for the year ended December 31, 2010 was $1.0 million and is primarily attributable to $1.2 million of foreign currency losses partially offset by a $0.2 million gain associated with our interest rate swaps.  Other income for the year ended December 31, 2009 was $0.4 million and is primarily attributable to a $1.0 million recovery from a 2004 insurance claim.  Other income for the year ended December 31, 2009 also reflects a realized gain on our freight derivative of $0.7 million and $0.6 million of unrealized loss on our freight derivative, a realized loss of $0.1 million associated with our interest rate swaps, and a $0.1 million unrealized gain on a bunker derivative.   Offsetting this income is an unrealized loss during the year ended December 31, 2009 of approximately $0.2 million associated with foreign currency transaction losses.

NET LOSS - Net loss was $216.7 million and $12.0 million, respectively for the years ended December 31, 2010 and 2009.

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

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase
	2009	2008	(Decrease)	% Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$49,850	$62,969	$(13,119)	-20.8%
Suezmax	124,308	134,430	(10,122)	-7.5%
VLCC (A)	42,629	1,454	41,175	2831.8%
Panamax (A)	16,716	696	16,020	2301.7%
Handymax (A)	23,690	986	22,704	2302.6%
Total	257,193	200,535	56,658	28.3%

Spot charter:
Aframax	26,714	56,126	(29,412)	-52.4%
Suezmax	4,718	15,003	(10,285)	-68.6%
VLCC	3,321	—	3,321	n/a
Panamax	(302)	—	(302)	n/a
Total	34,451	71,129	(36,678)	-51.6%
TOTAL NET VOYAGE REVENUE	$291,644	$271,664	$19,980	7.4%

Vessel operating days:
Time charter:
Aframax	1,797	1,941	(144)	-7.4%
Suezmax	3,369	3,604	(235)	-6.5%
VLCC (A)	572	30	542	1806.7%
Panamax (A)	680	30	650	2166.7%
Handymax (A)	1,460	60	1,400	2333.3%
Total	7,878	5,665	2,213	39.1%

Spot charter:
Aframax	2,188	1,549	639	41.3%
Suezmax	428	354	74	20.9%
VLCC (A)	151	—	151	n/a
Panamax (A)	36	—	36	n/a
Total	2,803	1,903	900	47.3%
TOTAL VESSEL OPERATING DAYS	10,681	7,568	3,113	41.1%
AVERAGE NUMBER OF VESSELS	31.0	21.5	9.5	44.2%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$27,741	$32,441	$(4,700)	-14.5%
Suezmax	$36,898	$37,300	$(402)	-1.1%
VLCC (A)	$74,526	$48,479	$26,047	53.7%
Panamax (A)	$24,583	$23,202	$1,381	6.0%
Handymax (A)	$16,226	$16,426	$(200)	-1.2%
Combined	$32,647	$35,399	$(2,752)	-7.8%

Spot charter:
Aframax	$12,210	$36,234	$(24,024)	-66.3%
Suezmax	$11,023	$42,382	$(31,359)	-74.0%
VLCC (A)	$21,992	$—	$21,992	n/a
Panamax (A)	$(8,398)	$—	$(8,398)	n/a
Combined	$12,291	$37,377	$(25,086)	-67.1%
TOTAL TCE	$27,305	$35,896	$(8,591)	-23.9%

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

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $40.0 million, or 49.8%, to $40.3 million for the year ended December 31, 2009 compared to $80.3 million for the prior year. Significant factors contributing to this decrease for the year ended December 31, 2009 compared to the prior year are:

(a) A $22.0 million decrease during the year ended December 31, 2009 as compared to the prior year relating to compensation accruals in connection with our executive transition plan incurred in 2008, relating to amounts due to Peter C. Georgiopoulos in connection with the termination of his employment arrangements with the Company.

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

LOSS ON DISPOSAL VESSEL EQUIPMENT— During the years ended December 31, 2009 and 2008, we incurred losses of $2.1 million and $0.8 million, respectively, associated with the disposal of certain vessel equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

Since our formation, our principal sources of funds have been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Beginning in 2005, General Maritime Subsidiary and subsequently we also adopted policies to use funds to pay dividends and, from time to time, to repurchase our common stock. Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends.  See below for descriptions of our historical dividends.

Our practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock combination. While we expect to use our operating cash flows and borrowings to fund acquisitions, if any, on a short-term basis, we also intend to review other debt and equity financing alternatives to fund such acquisitions. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms. We expect to rely on operating cash flows as well as long-term borrowings and future equity offerings to fund our operations and make vessel acquisitions.

As of December 31, 2010, we had total commitments for contractual obligations in 2011 of $316.2 million, including $82.8 million of interest anticipated to be payable under our debt agreements, based on amounts outstanding as of December 31, 2010.  We also have an obligation for principal payments under our credit facilities aggregating $160.0 million of which $106.7 million will be due under our 2005 Credit Facility and $30.5 million will be due under our 2010 Credit Facility.  These commitments also include a payment of $68.4 million due upon delivery of the final Metrostar Vessel expected in April 2011.  We intend to fund approximately $45.6 million of this payment through a drawdown under our 2010 Credit Facility.  Our cash resources alone are not sufficient for us to meet our obligations during the coming year, including those described above.  Furthermore, we believe that it is probable, absent amendments or waivers to our credit facilities or obtaining additional financing, that we will not comply with the Net Debt-to-EBITDA maintenance covenants under our 2005 Credit Facility and 2010 Credit Facility at or prior to the fourth quarter of 2011, and we may not be able to continue to comply with the minimum cash balance covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures, in each case without additional financing or a waiver or amendment of the credit facilities.  We are also required under our 2010 Credit Facility to raise at least $52.4 million of additional equity prior to September 30, 2011.  We continue to be subject to a difficult charter rate environment, which has negatively impacted our cash flow from operations.  Our independent registered public accounting firm has indicated in their report, set forth below in “Item 8. Financial Statements and Supplementary Data”, that these matters raise substantial doubt about the Company’s ability to continue as a going concern.  We are seeking additional liquidity through potential amendments or refinancings of our existing credit facilities and/or issuances of debt or equity.

Refinancing Transactions

Oaktree Credit Agreement and Warrants

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement (the “Oaktree Credit Agreement”) with affiliates of Oaktree pursuant to which the Oaktree Lender has agreed to make a $200 million investment in pay-in-kind toggle floating rate secured notes (the “Oaktree Notes”) to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants issued by us (the “Warrants”) for the purchase of up to 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share. We plan to use the proceeds from this transaction to repay a portion of our existing credit facilities. The Oaktree Lender’s obligation to consummate the Oaktree Notes transaction and the other transactions contemplated by the Oaktree Credit Agreement is subject to conditions. In addition, in order to consummate the transactions contemplated by the Oaktree Credit Agreement, we will be required to refinance our 2005 Credit Facility and amend our 2010 Credit Facility. The Company is currently pursuing discussions with the lenders under its 2010 Credit Facility to amend its covenants and security and guaranty arrangements, and to permit the financing contemplated by the Oaktree Credit Agreement, as well as the proposed new revolving credit facility described below. However, no assurance can be given that we will be able to borrow all or any portion of the amounts committed under the Oaktree Credit Agreement.

The Oaktree Credit Agreement provides that the Oaktree Notes will have a seven year maturity and bear interest at a rate per annum based on LIBOR (with a minimum of 3%) plus a margin ranging from 6% to 9%. Interest will be payable, at our option, in cash or in the form of additional Oaktree Notes, but we expect the proposed new credit facility described below to restrict payment of interest in cash thereunder. The Oaktree Notes will be secured on a third lien basis by substantially all of our assets and will be guaranteed by the Company’s subsidiaries that guarantee its other credit facilities. The Oaktree Credit Agreement includes covenants such as a minimum cash balance covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a collateral maintenance covenant, and covenants restricting our ability to incur liens and indebtedness, pay dividends, make certain investments, or enter into certain transactions with affiliates. The Oaktree Lender will be a newly formed entity with a de minimis amount of cash as its sole asset. The Oaktree Credit Agreement is guaranteed by certain funds managed by Oaktree. To the extent that the Oaktree Lender breaches its obligation to make the loans upon the satisfaction of the conditions to closing for the Oaktree Credit Agreement, the guarantors would guarantee the payment of the Oaktree Lender’s obligations to extend the loans and the performance, payment and discharge of the obligation of the Oaktree Lender under the Credit Agreement and the other Credit Documents through and including the closing. The maximum aggregate liability of the guarantors is limited to $200 million, plus reasonable costs of enforcement and collection. The obligations of the guarantors are several and not joint. Recourse against the guarantors is the sole and exclusive remedy of the Company and the borrowers against the guarantors and their affiliates under the Oaktree Credit Agreement, the Investment Agreement and other transaction documents contemplated therein. The guaranty will terminate upon the closing or termination (other than due to a material breach by the Oaktree Lender) of the Oaktree Credit Facility. The guaranty limits the ability of the Company or the borrowers to assert that any portions of the guaranty are illegal, invalid or unenforceable.

The Warrants will be exercisable at any time and will expire seven years from issuance. During this period, Warrant holders will have certain anti-dilution protections. Pursuant to the terms of the Warrants, if we issue additional common stock or securities convertible into or exchangeable or exercisable for our common stock at a price per share less than $2.55 (the 10-day volume weighted average price of our common stock prior to March 16, 2011), we will be required to issue to Warrant holders additional warrants, at an exercise price of $0.01 per share, for 19.9% of the shares of our common stock issued or issuable in connection with such issuance. Other customary anti-dilution adjustments will also apply.

In connection with the Oaktree Credit Agreement, on March 29, 2011, we also entered into an Investment Agreement (the “Investment Agreement”) with the Oaktree Lender. The obligations of the parties to the Investment Agreement to consummate the transactions contemplated thereby are subject to the conditions to closing set forth in the Oaktree Credit Agreement, discussed above. Pursuant to the Investment Agreement, among other things, we have agreed to provide Oaktree with preemptive rights to purchase its proportionate share of any issuances of equity or securities convertible into, or exchangeable or exercisable for, our common stock. The anti-dilution rights under the Warrants and, under certain circumstances, the preemptive rights will be subject to shareholder approval which, under the Investment Agreement, we have agreed to seek following the closing of the transactions contemplated by the Oaktree Credit Agreement. The issuance of the Warrants (including any Warrants issued pursuant to anti-dilution protection provisions), and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the New York Stock Exchange.

In the event we consummate any transaction triggering anti-dilution or preemptive rights, but the shareholder approval described above has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Notes will increase up to a maximum of 18% per annum.

We have also agreed that, at the closing of the transactions contemplated by the Oaktree Credit Agreement, we will enter into a registration rights agreement with Oaktree, as well as Peter C. Georgiopoulos and an entity controlled by Mr. Georgiopoulos. Pursuant to the registration rights agreement, we will be obligated to file a registration statement covering the resale of shares received upon Warrant exercises. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement will also grant Mr. Georgiopoulos (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement will provide for customary demand and piggy-back registration rights.

The Oaktree Lender will not be permitted to transfer any Warrants or shares received upon any Warrant exercise for a period of two years, except to its affiliates or in a transaction approved or recommended by our Board of Directors. Oaktree will also not be permitted to enter into any hedging transactions with respect to our common stock for a period of one year. Subject to certain exceptions, for a period of two years after the closing of the Oaktree Transactions, Oaktree will be subject to customary “standstill” restrictions, pursuant to which Oaktree will not be permitted to acquire additional shares of our capital stock or make any public proposal with respect to a merger, combination or acquisition (or take similar actions) with respect to us.

Our Board of Directors established a committee comprised of independent directors to oversee these financing transactions as Peter C. Georgiopoulos, our Chairman, is expected to have an economic interest in an affiliate of Oaktree and the Oaktree Lender.

Commitment Letter for New Credit Facility

On March 21, 2011, we entered into a commitment letter, which we refer to as the Commitment Letter, for a new revolving credit facility in the amount of the lesser of $550 million and 65% of the fair market value as of the closing date of the vessels to be mortgaged under such new revolving credit facility, which we refer to as the proposed new credit facility, primarily to refinance the 2005 Credit Facility, to issue letters of credit and for general corporate purposes.  The Commitment Letter is with Nordea Bank Finland plc, New York Branch, or Nordea, and DnB NOR Bank ASA who will serve as joint lead arrangers and joint bookrunners under the proposed new credit facility. The Commitment Letter provides that these two lead banks would provide up to $210.4 million under the proposed new credit facility.  Nordea will serve as sole administrative agent and collateral agent for the proposed new credit facility. The Commitment Letter contemplates a five-year senior secured revolving credit facility, including a $25 million letter of credit facility. The transactions contemplated by the Commitment Letter are subject to the receipt of proceeds from the Oaktree Notes, the Company obtaining commitments for the balance of the total facility amount, completion of amendments to our 2010 Credit Facility to accommodate the transactions contemplated by the Commitment Letter, and customary conditions, including completion of satisfactory documentation.

General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation and/or the Company would be the borrower under the proposed new credit facility. The Company, if applicable, its vessel-owning subsidiaries mortgaging their vessels under the proposed new credit facility, the subsidiaries of the Company that have mortgaged their vessels under the 2010 Credit Facility, and such other subsidiaries of the Company that have guaranteed the Senior Notes would guarantee the borrower’s obligations thereunder. The proposed new credit facility would have a maturity of five years.  Borrowings under the facility would bear interest at LIBOR plus an applicable margin.  If the total leverage ratio (defined as the ratio of funded indebtedness for borrowed money, net of unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, the margin would be 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, the margin would be 3.75% per annum.

The Commitment Letter provides that the commitments under the proposed new credit facility would be reduced (i) based on, for the first two years of the proposed new credit facility, liquidity in excess of $100 million based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the proposed new credit facility, pursuant to a schedule based on a profile reducing the total commitment under the Credit Facility to zero when the mortgaged vessels are 18 years of age, as well as (ii) after disposition or loss of a mortgaged vessel. The Commitment Letter contemplates that the proposed new credit facility will prohibit the declaration or payment by the Company of dividends until the later of the second anniversary of the date of the proposed new credit facility and the elimination of any amortization shortfall. After such time, the Company would be permitted to declare or pay dividends up to a specified  amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less amounts used to acquire vessels, to make another investment, to make capital expenditures and to make any other cash expenditures not in the ordinary course of business), in each case, since the date of the proposed new credit facility). The Commitment Letter also contemplates that the proposed new credit facility will prohibit capital expenditures by the Company until the later of the second anniversary of the date of the proposed new credit facility and the elimination of any amortization shortfall, except that maintenance capital expenditures, and acquisitions of new vessels and other cash expenditures not in the ordinary course of business will be permitted with the net cash proceeds of equity offerings since the date of the proposed new credit facility or permitted indebtedness which does not require any cash payments to be made at any time on or prior to the second anniversary of the date of the proposed new credit facility. Other covenants included in the proposed new credit facility would require us to maintain a minimum cash balance (which may take into account any availability under the credit facilities, plus $25 million) of $50 million, as well as a maximum leverage ratio of not greater than 0.85 to 1.00 until the second anniversary of the date of the proposed new credit facility, 0.80 from the second anniversary of the date of the proposed new credit facility until the third anniversary of the date of the proposed new credit facility, and 0.70 to 1.00 thereafter, and a minimum interest coverage ratio starting on the fourth quarter following the second anniversary of the date of the proposed new credit facility of no less than 1.50 to 1.00. In addition, the terms of the proposed new credit facility would include a collateral maintenance covenant requiring that the fair market value of all vessels acting as security for the proposed new credit facility shall at all times be at least 135% of the sum of the then aggregate outstanding principal amount of the total commitment under the proposed new credit facility. The proposed new credit facility is also expected to restrict voluntary prepayment of the Oaktree Notes, including a requirement that they be paid in kind to the maximum extent possible and a restriction on any prepayment or amendment without consent. The proposed new credit facility is also expected to require us to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements and annual projections; maintaining adequate insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on additional indebtedness; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.  The terms and conditions of these covenants, however, is conditioned upon completion of satisfactory documentation and may vary as a result.

Independent Committee

Our Board of Directors established a committee comprised of independent directors to oversee these financing transactions as Peter C. Georgiopoulos, our Chairman, is expected to have an economic interest in an affiliate of Oaktree and the Oaktree Lender.  For further details of Mr. Georgiopoulos’ expected interest, please refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Equity Securities” on page 33.

Other Potential Transactions

We may also consider future vessels sales, additional debt or equity offerings, seeking waivers or extensions of our obligations under our existing credit facilities and other options.  There can be no assurance that we will be able to successfully complete any of these transactions, or that doing so will be sufficient for us to meet our liquidity needs.

Follow-on Equity Offering

On June 23, 2010, we completed a registered follow-on common stock offering pursuant to an Underwriting Agreement dated as of June 17, 2010 (the “Underwriting Agreement”) with Goldman, Sachs & Co., Dahlman Rose & Company, LLC, Jefferies & Company, Inc. and J.P. Morgan Securities Inc., as representatives for the several underwriters referred to in the Underwriting Agreement (collectively, the “Underwriters”).  Pursuant to the Underwriting Agreement,  we sold to the Underwriters an aggregate of 30,600,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), for a purchase price of $6.41 per share (the “Purchase Price”), which reflects a price to the public of $6.75 per share less underwriting discounts and commissions.

We received $195.5 million for the issuance of these 30,600,000 shares, net of issuance costs.  We used all of the net proceeds from this offering to fund a portion of the purchase price of the Metrostar Vessels, consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar for an aggregate purchase price of approximately $620 million (the “Vessel Acquisitions”).  Because the 2010 Credit Facility requires us to have raised cash proceeds from the issuance of common stock in an amount equal to at least 40% of the purchase price of all delivered Metrostar Vessels by September 30, 2011, we are also required to raise at least $52.4 million of additional equity by that date.  Through December 31, 2010, we took delivery of the five VLCCs and one Suezmax newbuilding.  The remaining Suezmax newbuilding is expected to be delivered to us by April 2011.  Certain events may arise which could result in us not taking delivery of the last vessel, such as a total loss of the vessel, a constructive total loss of the vessel, or substantial damage to the vessel prior to its delivery.  Moreover, the completion of the Vessel Acquisitions is subject to the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the our agreements to acquire vessels; sourcing, completion and funding of financing on acceptable terms; and financial market conditions.  With respect to financing, of the $68.4 million we will have to pay to take delivery of the last vessel under the Metrostar acquisition, we have a committed amount of $45.6 million under the 2010 Credit Facility and would have to pay the remaining $22.8 million from cash balances.  There can be no assurance that we will have sufficient cash to pay this amount without violating the minimum cash balance covenant under the 2010 Credit Facility and the 2005 Credit Facility.  Additionally, there can be no assurance that such funds will be available to be borrowed when required if we violate covenants under the 2010 Credit Facility.

Vessel Sales and Sale/Leaseback Transactions

On February 7, 2011, we completed the disposition of three product tankers, the Stena Concept, the Stena Contest and the Genmar Concord, as part of a sale/leaseback transaction to affiliates of Northern Shipping Fund Management Bermuda, Ltd.  The Company received total net proceeds of $61.7 million from the sale of the three product tankers, a portion of which was used to repay the Company’s $22.8 million bridge loan, plus $0.1 million in fees and accrued and unpaid interest, on February 8, 2011. As a result of the repayment of the bridge loan, the Genmar Vision, a 2001-built VLCC, was released from its mortgage.

In connection with the sale/leaseback, the vessels have been leased back to subsidiaries of the Company under bareboat charters entered into with the purchasers for a period of seven years at a rate of $6,500 per day for the first two years of the charter period and $10,000 per day for the remainder of the charter period. We expect the Stena Concept to continue to be employed pursuant to an existing time charter at an adjusted rate of $15,000 per day until July 4, 2011. The obligations of the subsidiaries are guaranteed by the Company.  As part of these agreements, the subsidiaries to which each of the Stena Concept, Stena Contest and Genmar Concord were leased back will have options to repurchase the three product tankers for $24 million per vessel at the end of year two of the charter period, $21 million per vessel at the end of year three of the charter period, $19.5 million per vessel at the end of year four of the charter period, $18 million per vessel at the end of year five of the charter period, $16.5 million per vessel at the end of year six of the charter period, and $15 million per vessel at the end of year seven of the charter period.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2005 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2005 Credit Facility.

On March 18, 2011, the Company sold the Genmar Constantine for net proceeds of $7.3 million and subsequently paid $8.8 million as a permanent reduction of the 2005 Credit Facility.

On March 15, 2011, the Company entered into a memorandum of agreement for the sale of the Genmar Progress for $8.0 million. The sale of the Genmar Progress is expected to close during the first week of April 2011.

Dividend Policy

Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends. We also expect that the terms of the Oaktree Credit Facility and the proposed new credit facility will also prohibit the payment of dividends for at least two years. Our history of dividend payments is as follows:

Quarter ended	Paid date	Per share amount		Amount
				(millions)
March 31, 2005	June 13, 2005	$1.321		$68.4
June 30, 2005	September 7, 2005	$0.627		$32.5
September 30, 2005	December 13, 2005	$0.187		$9.5
	dividends declared and paid- 2005	$2.135

December 31, 2005	March 17, 2006	$1.493		$68.0
March 31, 2006	June 5, 2006	$1.067		$47.7
June 30, 2006	September 8, 2006	$0.493		$21.7
September 30, 2006	December 14, 2006	$0.530		$23.0
	dividends declared and paid- 2006	$3.583

December 31, 2006	March 23, 2007	$0.463		$20.3
December 31, 2006	March 23, 2007	$11.194	(1)	$486.5
March 31, 2007	May 31, 2007	$0.373		$16.4
June 30, 2007	August 31, 2007	$0.373		$16.4
September 30, 2007	November 30, 2007	$0.373		$15.9
	dividends declared and paid- 2007	$12.776

December 31, 2007	March 28, 2008	$0.373		$15.6
March 31, 2008	May 30, 2008	$0.373		$15.7
June 30, 2008	August 01, 2008	$0.373		$15.6
September 30, 2008	December 5, 2008	$0.373		$15.6
	dividends declared and paid- 2008	$1.492

December 31, 2008	March 20, 2009	$0.500		$28.9
March 31, 2009	May 22, 2009	$0.500		$28.9
June 30, 2009	September 4, 2009	$0.500		$28.9
September 30, 2009	December 4, 2009	$0.125		$7.2
	dividends declared and paid- 2009	$1.625

December 31, 2009	March 26, 2010	$0.125		$7.3
March 31, 2010	May 28, 2010	$0.125		$7.3
June 30, 2010	September 3, 2010	$0.080		$7.1
September 30, 2010	November 24, 2010	$0.010		$0.9
	dividends declared and paid- 2010	$0.340

(1) Denotes a special dividend.

All share and per share amounts presented throughout this Annual Report on Form 10-K, unless otherwise noted, have been adjusted to reflect the exchange of 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary in connection with the Arlington Acquisition.

On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.  We announced on October 5, 2010 that our Board of Directors had adopted a dividend policy pursuant to which we intend to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below) remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends. Under the 2005 Credit Facility and 2010 Credit Facility, while the Net Debt to EBITDA ratio is greater than 6.0, we will be permitted to pay a dividend of up to $0.01 per share per quarter; while it is 6.0 or less, we will be permitted to pay up to $30 million in total dividends per fiscal year.

Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends.  We also expect that the terms of the Oaktree Credit Facility and the proposed new credit facility will also prohibit the payment of dividends for at least two years.

Our proposed new and amended credit facilities, as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, will restrict our ability to use our cash. Among other restrictions, such credit facilities are expected to provide that commitments be reduced based on excess liquidity for the first two years of the new facility (followed by scheduled amortization payments thereafter), prohibit us from making capital expenditures during that two year period (or until the amortization shortfall amount is zero) other than maintenance capital expenditures, vessel acquisitions or other capital expenditures not in the ordinary course of business using net cash proceeds from equity offerings or debt which does not require cash payments during such two year period and prohibit us from declaring or paying dividends during such two year period.

During the years ended December 31, 2010, 2009 and 2008, the Company paid dividends of $22.6 million, $94.0 million and $62.5 million, respectively.

Debt Financings

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of us and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Credit Facility in accordance with its terms, $15 million was placed as collateral against an interest rate swap agreement with RBS, and the remainder was used for general corporate purposes.  As of December 31, 2010, the discount on the Senior Notes is $6.8 million.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method. As described below, the entire balances of the 2005 Credit Facility and 2010 Credit Facility have been classified as a current liability on the consolidated balance sheet as of December 31, 2010. Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes have also been classified as a current liability on the consolidated balance sheet as of December 31, 2010.

On July 29, 2010, we completed our offer to exchange (the “Exchange Offer”) up to $300 million of the Senior Notes for an equal principal amount of Senior Notes registered under the Securities Act of 1933, as amended.  A total of $300 million aggregate principal amount of the original Senior Notes, representing 100% of the outstanding principal amount of the original Senior Notes, were validly tendered and accepted for exchange by us.

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

On January 18, 2011, seven of our subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among us, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from their Subsidiary Guarantees as a result.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and we were added as a loan party. The 2005 Credit Facility was used to refinance General Maritime Subsidiary’s then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through January 31, 2011, provides a total commitment of $749.8 million.  As of December 31, 2010, this total amount has been drawn.  Through March 25, 2011, we paid $28.5 million, which reduced the commitment to $721.3 million as a result of the sales of three vessels during 2011 that collateralized the 2005 Credit Facility.

Our ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on our ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. We are also required to comply with various financial covenants, including with respect to the our minimum cash balance, collateral maintenance, and net debt to EBITDA ratio.

Under the 2005 Credit Facility, as amended and restated, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25 million, to be less than $50 million.  We are currently in compliance with this minimum cash balance covenant.  However, we may not be able to continue to comply with the covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures.

The 2005 Credit Facility requires us to comply with a collateral maintenance covenant under which the aggregate fair value of the vessels that are collateral under the 2005 Credit Facility must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually or when requested by the agent thereunder.

Under the 2005 Credit Facility, we are obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant.  The net Debt to EBITDA ratio may not exceed 8.75 for the fourth quarter of 2010 through the third quarter of 2011.  For the fourth quarter of 2011 through the life of the 2005 Credit Facility, the Net Debt to EBITDA ratio will reduce to 5.5.  For the year ended December 31, 2010, the Net Debt to EBITDA ratio is approximately 8.1.  A 10% reduction in EBITDA would increase the Net Debt to EBITDA ratio to approximately 9.0.  The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. Subject to certain exceptions, we are also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one year period following such incurrence (the “Incurrence Test”). The 2005 Credit Facility permits us to include the earnings of the Metrostar Vessels, when such Metrostar Vessels are acquired, when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test.

Absent the amendment received on the 2005 Credit Facility on December 22, 2010 which increased the net debt to EBITDA ratio to 8.75 from 6.0 for the fourth quarter of 2010 through the third quarter of 2011, we would not have been in compliance with this covenant as of December 31, 2010.  In addition, we believe that it is probable that we will not meet our Net Debt to EBITDA maintenance covenant at or prior to the fourth quarter of 2011. If we do not meet our minimum cash balance covenant or our Net Debt to EBITDA covenant, we intend to pursue liquidity alternatives as discussed elsewhere under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and/or seek a waiver or amendment under our credit facility.  Unless compliance with such covenants are waived or the covenants are amended so that we would be in compliance, we will not be able to borrow under our 2005 Credit Facility and the lenders under our 2005 Credit Facility would have the right to accelerate our indebtedness thereunder.  As such, in accordance with applicable accounting guidance, we have classified our long-term debt as a current liability on our consolidated balance sheet as of December 31, 2010.

Management estimates that the aggregate fair value of the 27 vessels that collateralize the 2005 Credit Facility, as amended and restated, as determined by valuations received on December 10, 2010, was $940.5 million as of December 31, 2010, and that a 10% reduction in such fair value would have the effect of reducing the total commitment amount to approximately $677 million.  If we do not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

The 2005 Credit Facility, as amended and restated, provides for semiannual reductions of $43.5 million commencing on April 26, 2011, pursuant to the classification of two of the vessels collateralizing the 2005 Credit Facility as held for sale and the debt associated with these two vessels of $19.7 million was classified as a current maturity because such debt would become payable upon the sale of these vessels, and a bullet reduction of $599.6 million on October 26, 2012.  However, as discussed above, the entire amount outstanding under the 2005 Credit Facility has been classified as current.  Up to $50 million of the 2005 Credit Facility is available for the issuance of standby letters of credit to support our obligations those of our subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of December 31, 2010, we had outstanding letters of credit aggregating $5.0 million which expire between March 2011 and October 2011, leaving $45.0 million available to be issued.  However, because the 2005 Credit Facility is fully drawn as of December 31, 2010, none of this balance may be issued.

The applicable margin for the 2005 Credit Facility and permitted dividend are based on a pricing grid.  While the Net Debt to EBITDA ratio is greater than 6.0, the 2005 Credit Facility will bear an interest rate of LIBOR plus 350 bps; while it is 6.0 or less, the 2005 Credit Facility will bear an interest rate of LIBOR plus 300 bps. Similarly, while the Net Debt to EBITDA ratio is greater than 6.0, the Company will be permitted to pay a dividend of up to $0.01 per share per quarter; while it is 6.0 or less, the Company will be permitted to pay up to $30 million per fiscal year in total dividends. Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends. As of December 31, 2010 and 2009, $744.8 million and $726.0 million, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 27 of our vessels with an aggregate carrying value as of December 31, 2010 of $946.1 million, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each of our subsidiaries with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  We also provided a guarantee and have pledged our equity interests in General Maritime Subsidiary.

The 2005 Credit Facility includes customary events of default and remedies for facilities of this nature.

Interest rates during the year ended December 31, 2010 ranged from 2.75% to 3.81% on the 2005 Credit Facility.

As of December 31, 2010, we are in compliance with all of the financial covenants under the 2005 Credit Facility except for the requirement to maintain minimum cash balances of $50 million, for which a waiver was received on January 31, 2011.  This waiver waives the minimum cash balance requirement and is effective from December 31, 2010 through February 28, 2011.  After this date, the original terms of the credit facility apply and we have remained in compliance since that date.

2010 Credit Facility

On July 16, 2010, we and General Maritime Subsidiary II Corporation entered into a term loan facility (the “2010 Credit Facility”) with a syndicate of commercial lenders.  The 2010 Credit Facility provides for a total commitment of $372 million, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50 million will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.  These vessels are collateral under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50 million of the Term Loans that will be converted into Revolving Loans and for working capital and general corporate purposes.

Through December 31, 2010, we have drawn $326.3 million of the 2010 Credit Facility associated with the delivery of five VLCCs and one Suezmax during 2010.  Of this amount, $11.1 million has been repaid leaving $315.2 million outstanding as of December 31, 2010.  Such outstanding balance is collateralized by five VLCCs and one Suezmax having an aggregate book value of $536.9 million on December 31, 2010.  We estimate that the aggregate fair value of the six vessels that collateralize the 2010 Credit Facility, as amended and restated, as determined by valuations received on December 10, 2010, was $526.8 million as of December 31, 2010.

The 2010 Credit Facility, as amended through January 31, 2011, provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Required quarterly repayments as of December 31, 2010 are $7.6 million.  However, as discussed below, the entire amount outstanding under the 2010 Credit Facility has been classified as a current liability on our consolidated balance sheet as of December 31, 2010.  Amounts outstanding under this facility will increase when the final $45.6 million is drawn against this facility when the final Metrostar vessel is delivered to us, which is expected to occur in April 2011.  Any remaining amounts outstanding are required to be repaid in full on the maturity date.

The 2010 Credit Facility is secured by the Metrostar Vessels, as well as General Maritime Subsidiary II’s equity interests in its subsidiaries that own such assets, insurance proceeds, earnings and certain long-term charters of the collateralized vessels and certain deposit accounts related to the vessels.  The 2010 Credit Facility is secured by six of our vessels with an aggregate carrying amount of $536.9 million as of December 31, 2010.  Each subsidiary of General Maritime Subsidiary II with an ownership interest in these vessels will provide an unconditional guaranty of amounts owing under the 2010 Credit Facility.  We also provided a guaranty and have pledged our equity interests in General Maritime Subsidiary II.

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

Under the 2010 Credit Facility, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the total available unutilized Revolving Loans and available unutilized commitments under the 2005 Credit Facility, as amended and restated, and (2) $25 million, to be less than $50 million at any time.  We are currently in compliance with this minimum cash balance covenant.  However, we may not be able to continue to comply with the covenant due to continued weakness in charter rates and/or the timing of receipt of payments and required expenditures.

The 2010 Credit Facility requires that we comply with a collateral maintenance covenant under which the aggregate fair market value of the vessels that are collateral under the 2010 Credit Facility must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually or when requested by the agent thereunder.

Under the 2010 Credit Facility, the permitted net debt to EBITDA ratio and definition of EBITDA is substantially the same as the requirement under the 2005 Credit Facility.

Absent the amendment received on the 2010 Credit Facility on December 22, 2010 which increased the net debt to EBITDA ratio to 8.75 from 6.0 for the fourth quarter of 2010 through the third quarter of 2011, we would not have been in compliance with this covenant as of December 31, 2010.  In addition, we believe that it is probable that we will not meet our Net Debt to EBITDA maintenance covenant at or prior to the fourth quarter of 2011. If we do not meet our minimum cash balance covenant or our Net Debt to EBITDA covenant, we intend to pursue liquidity alternatives as discussed elsewhere under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and/or seek a waiver or amendment under our credit facility.  Unless compliance with such covenants are waived or the covenants are amended so that we would be in compliance, we will not be able to borrow under our 2010 Credit Facility and the lenders under our 2010 Credit Facility would have the right to accelerate our indebtedness thereunder.  As such, in accordance with applicable accounting guidance, we have classified our long-term debt as a current liability on our consolidated balance sheet as of December 31, 2010.

The 2010 Credit Facility requires us to raise at least $52.4 million from the issuance of our common stock by September 2011.  This amount represents a portion of the aggregate purchase price of the last two of the seven Metrostar Vessels to be delivered to us, of which one was delivered in October 2010 and one is expected to be delivered by April 2011.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature.

The applicable margin for the 2010 Credit Facility and permitted dividends are based substantially on the same pricing grid applicable to the 2005 Credit Facility.

Interest rates on the 2010 Credit Facility during the year ended December 31, 2010 ranged from 3.18% to 3.81%.

As of December 31, 2010, we are in compliance with all of the financial covenants under the 2010 Credit Facility except for the requirement to maintain minimum cash balances of $50 million, for which a waiver was received on January 31, 2011.  This waiver waives the minimum cash balance requirement and is effective from December 31, 2010 through February 28, 2011.  After this date, the original terms of the credit facility will apply and we have remained in compliance since that date.

Bridge Loan Credit Facility

On October 4, 2010, we entered into a term loan facility (the “Bridge Loan Credit Facility”) which provided for a total commitment of $22.8 million in a single borrowing which was used to finance a portion of the acquisition of one of the Metrostar Vessels.

The Bridge Loan Credit Facility, as amended through January 14, 2011, required us to sell assets by February 15, 2011 resulting in proceeds in an amount sufficient to repay the Bridge Loan Credit Facility.  The Bridge Loan Credit Facility was repaid on February 8, 2011.

The Bridge Loan Credit Facility was secured by the Genmar Vision, as well as Arlington Tankers’ equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Genmar Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. also provided an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility were substantially similar in all material respects to those contained in our existing credit facilities.

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividend were based substantially on the same pricing grid applicable to the 2005 Credit Facility.

As of December 31, 2010, we were in compliance with all of the financial covenants in the Bridge Loan Credit Facility except for the requirement to maintain a minimum cash balance of $50 million for which a waiver was received on January 31, 2011.  This waiver waived the minimum cash balance requirement and was effective until the date on which the facility was terminated.

A portion of the proceeds from our sale of three product tankers, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage.

RBS Facility

Pursuant to the Arlington Acquisition, Arlington remained a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding. As a result all liens on these vessels were released.  The RBS Facility had been secured by first priority mortgages over the Arlington Vessels, assignment of earnings and insurances and Arlington’s rights under the time charters for the vessels and the ship management agreements, a pledge of the shares of Arlington’s wholly-owned subsidiaries and a security interest in certain of Arlington’s bank accounts. The RBS Facility with The Royal Bank of Scotland was to mature on January 5, 2011. Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 basis points.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland (the “RBS Swap”).   The RBS Swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726.0 million outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  The RBS Swap was terminated on September 28, 2010 and is described below.

A repayment schedule of outstanding borrowings at December 31, 2010, excluding the reclassification of all amounts due under the Senior Notes, 2005 Credit Facility and 2010 Credit Facility to current liabilities, is as follows (dollars in thousands):

YEAR ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Bridge Loan Credit Facility	Senior Notes	TOTAL

2011	$106,702	$30,523	$22,800	$—	$160,025
2012	638,102	30,523	—	—	668,625
2013	—	30,523	—	—	30,523
2014	—	30,523	—	—	30,523
2015	—	193,149	—	—	193,149
Thereafter	—	—	—	300,000	300,000
	$744,804	$315,241	$22,800	$300,000	$1,382,845

Interest Rate Swap Agreements

As of December 31, 2010, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250.0 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The Company’s 27 vessels which collateralize the 2005 Credit Facility also serve as collateral for these interest rate swap agreements.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2010, 2009, 2008 was $14.8 million, $11.6 million and $1.9 million, respectively.

The Company would have paid a net amount of approximately $12.1 million to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2010. This fair value is based upon estimates received from financial institutions.

During September 2010, we terminated the RBS Swap that was to expire on January 5, 2011 by making a payment of $5.6 million which was drawn from a deposit held by that institution from which the quarterly cash settlements were being paid.  Such deposit had been previously included in Prepaid expenses on our balance sheets, but there is no balance as of December 31, 2010 because funds remaining in that account after the termination of the RBS Swap had been returned to us.

The RBS Swap had a notional principal amount of $229.5 million and had a fixed interest rate of 4.9825%.  Included in accumulated OCI as of December 31, 2010 is $0.1 million which will be amortized as an increase to interest expense through the date on which the RBS Swap had been scheduled to expire.

Cash and Working Capital

Cash decreased to $16.9 million as of December 31, 2010 compared to $52.7 million as of December 31, 2009. Working capital is current assets minus current liabilities, including the current portion of long-term debt.  Working capital deficiency was $1,274 million as of December 31, 2010 compared to a $52.3 million surplus as of December 31, 2009.  The change in working capital between these two dates is principally the result of an increase in the portion of long-term debt that must be repaid over the next 12 months.  As of December 31, 2010 and December 31, 2009, the current portion of long-term debt was $1,353 million and $0, respectively.

Cash Flows from Operating Activities

Net cash used by operating activities was $5.9 million for the year ended December 31, 2010 compared to cash provided by operating activities of $47.5 million for the prior year.  This reduction in cash flows from operating activities of $53.4 million primarily relates to the following factors:

•                  During the years ended December 31, 2010 and 2009, our net loss was $216.7 million and $12.0 million, respectively.  The portion of this increase in our net loss that affected cash flows from operations for the year ended December 31, 2010 compared to the prior year includes a decrease in net voyage revenue of $55.9 million, an increase in direct vessel expenses of $10.3 million and an increase in interest expense of $45.0 million, partially offset by a decrease in general and administrative expenses of $3.7 million.  The reasons for these changes are described above.

•                  A reduction associated with an increase in amounts due from charterers during the year ended December 31, 2010 of $22.3 million compared to a decrease of $1.2 million during the prior year.  This reflects an increase in the number of vessels operating on the spot market during the year ended December 31, 2010 as compared to the prior year.   Charterers typically pay in advance of the time charter period under time charter contracts and generally pay a few days after completion of discharge of cargo under a spot voyage charter.

•                  A partially offsetting increase associated with an increase in accounts payable and other current and noncurrent liabilities of $16.6 million during the year ended December 31, 2010 compared to a decrease of $51.2 million during the prior year.  At the end of December 31, 2010, we delayed payment on some of our obligations due to cash constraints.  During the year ended December 31, 2009, we paid significant costs associated with the Arlington Merger which had been accrued for as of December 31, 2008.

•                  A partially offsetting increase associated with deferred voyage revenue which decreased by $1.5 million and $12.8 million during the years ended December 31, 2010 and 2009, respectively.  This decrease reflects a decrease in the number of vessels on long-term time charter during 2010 and 2009 as well as the timing under which collections of charter hire for the subsequent month were made as of the end of each year.

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

Cash Flows from Investing Activities

Net cash used by investing activities was $547.6 million for the year ended December 31, 2010 compared to $24.6 million for the prior year.  During the year ended December 31, 2010, we paid $546.6 million for vessels in connection with the acquisition of the Metrostar Vessels and paid $7.6 million in deposits for a Metrostar vessel expected to be delivered in April 2011.  We had no vessel acquisitions during the year ended December 31, 2009.  During the year ended December 31, 2010, we paid $5.7 million for vessel improvements and other fixed assets and withdrew $12.2 million of net deposits to a counterparty that collateralized the RBS interest rate swap which was terminated during 2010.  During the year ended December 31, 2009, we paid $11.2 million for additions to vessels and vessel equipment, $12.2 million of net deposits to a counterparty to collateralize the RBS interest rate swap and paid $1.2 million of costs associated with the Arlington Acquisition that were unpaid as of December 31, 2008.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $518.1 million compared to net cash used by financing activities of $74.1 million for the prior year.  The change in cash provided by financing activities relates primarily to the following:

•                  During the year ended December 31, 2010, we entered into the 2010 Credit Facility and Bridge Loan Credit Facility to finance a portion of the Metrostar Vessels.  Under the 2010 Credit Facility, we borrowed $326.3 million of which we repaid $11.1 million in scheduled loan reductions during the year ended December 31, 2010.  We borrowed $22.8 million under the Bridge Loan Credit Facility during the year ended December 31, 2010.

•                  During the year ended December 31, 2010, we issued 30.6 million shares of common stock resulting in net proceeds of $195.5 million which we used to pay for a portion of the Metrostar Vessels.

•                  During the year ended December 31, 2009, we issued $300 million of 12% Senior Notes for which proceeds after discount were $292.5 million.

•                  During the year ended December 31, 2010 we paid $11.7 million of deferred financing costs associated with the 2010 Credit Facility, Bridge Loan Credit Facility and various amendments to all of our credit facilities.  During the year ended December 31, 2009, we paid $8.2 million of deferred financing costs of which $7.2 million was associated with the Senior Notes offering and $1.0 million related to amending the 2005 Credit Facility, compared to $1.7 million paid during the prior year to amend the 2005 Credit Facility.

•                  During the year ended December 31, 2009, we paid $229.5 million to fully prepay the RBS Facility in accordance with its terms.

•                  During the years ended December 31, 2010 and 2009, we made net borrowings (payments) of revolving debt associated with our 2005 Credit Facility of $18.8 million and $(35.0) million, respectively.

•                  During the years ended December 31, 2010 and 2009, we paid $22.6 million and $94.0 million of dividends to shareholders, respectively.

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

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2010, we paid $15.0 million of drydock related costs.  For the year ending December 31, 2011, we anticipate that we will capitalize costs associated with drydocks on five vessels. We estimate that the expenditures to complete drydocks during 2011 will aggregate approximately $18 million and that the vessels will be offhire for approximately 305 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the year ended December 31, 2010, we capitalized $5.7 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2011, we have budgeted approximately $8.6 million for such projects.

Vessel Acquisitions

On June 3, 2010, we entered into agreements to purchase the Metrostar Vessels from Metrostar for an aggregate purchase price of approximately $620 million. Through December 31, 2010, we took delivery of the five VLCCs and one Suezmax newbuilding.  The remaining Suezmax newbuilding is expected to be delivered to us by April 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than outstanding letters of credit under our 2005 Credit Facility as previously discussed.

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

The minimum future vessel operating expenses to be paid by the Company under ship management agreements in effect as of December 31, 2010 that will expire in 2011 is $2.6 million.  If the option periods are extended by the charterer of the Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of December 31, 2010, excluding the reclassification of all amounts due under the Senior Notes, 2005 Credit Facility and 2010 Credit Facility to current liabilities, for the categories set forth below (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2011	2012	2013	2014	2015	Thereafter
2005 Credit Facility	$744.8	$106.7	$638.1	$—	$—	$—	$—
2010 Credit Facility	315.2	30.5	30.5	30.5	30.5	193.2	—
Bridge Loan Credit Facility	22.8	22.8	—	—	—	—	—
Senior Notes	300.0	—	—	—	—	—	300.0
Interest expense (1)	355.7	82.7	72.8	47.8	44.7	40.2	67.5
Senior officer employment agreements (2)	0.7	0.7	—	—	—	—	—
Metrostar Vessel payments (3)	68.4	68.4	—	—	—	—	—
Ship management agreements	2.6	2.6	—	—	—	—	—
Office leases	14.8	1.8	1.5	1.4	1.4	1.4	7.3
Total commitments	$1,825.0	$316.2	$742.9	$79.7	$76.6	$234.8	$374.8

(1)   Future interest payments on our 2005 Credit Facility, 2010 Credit Facility and Bridge Loan Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.3125% plus the applicable margin of 350 basis points, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(2)   Senior officer employment agreements are evergreen and renew for subsequent terms of one year.  This table excludes future renewal periods.

(3)   Represents the balance due for the $76 million purchase price of the remaining Metrostar Vessel expected to be delivered in April 2011, net of the 10% deposit already placed into escrow.

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

During November 2007, the Company entered into three freight derivative contracts which expired on December 31, 2008.  The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 metric tons and a long position for 30,000 metric tons of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2008, these freight derivatives had an aggregate notional value of $0, because they expired on that date.  The net fair value of $0.7 million at December 31, 2007 of these freight derivatives was settled as of December 31, 2007 by the clearinghouse of these agreements whereby deposits the Company had with the clearinghouse have been reduced by a like amount, resulting in a realized loss of $1.2 million for the year ended December 31, 2008.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  As of December 31, 2010 and 2009, the Company is not party to any derivatives of this nature.  As of December 31, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to the Company of $0.6 million.  The Company recorded an unrealized gain (loss) of $0, $(0.6) million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is reflected on the Company’s statement of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) of $0, $0.7 million and $(10.2) million for the years ended December 31, 2010, 2009 and 2008, respectively, which is classified as Other income (expense) on the consolidated statement of operations.

As of December 31, 2010, the Company is not party to any derivatives of this nature.

Fuel Derivatives

During January 2008, we entered into an agreement with a counterparty to purchase 5,000 MT per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  During the year ended December 31, 2008, we recognized a realized gain of $0.2 million, which is classified as Other income (expense) on the consolidated statement of operations.

Also during January 2008, we entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, we were to pay the counterparty; to the extent the spread is greater than $11.44/MT we were to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of December 31, 2008.  During the year ended December 31, 2008, we recognized a realized gain of $0.2 million which is classified as Other income (expense) on the consolidated statement of operations.

During November 2008, we entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2009 and 2008, we recognized an unrealized (gain) loss of $(0.1) and $0.1 million, respectively, which is classified as Other income (expense) on the consolidated statement of operations.

We consider all of our fuel derivative contracts to be speculative.

As of December 31, 2010, the Company is not party to any derivatives of this nature.

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

We have had an excellent collection record during the past seven years.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time.  We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts.  As of December 31, 2010 and 2009, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history.  We periodically review the adequacy of this reserve so that it properly reflects our collection history.  To the extent that our collection experience warrants a greater reserve, we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions.  We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

VESSELS AND DEPRECIATION.  We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our double-hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  We estimate the residual values of our vessels to be $175 per lightweight ton.  An increase in the useful life of the vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods.  A decrease in the useful life of the vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, or when the cost of complying with such regulations is not expected to be recovered, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

The carrying value each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less.  Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “Impairment of long-lived assets.”

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our bank credit facilities at December 31, 2010.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2010.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2010.  The compliance testing date was December 31, 2010 under our credit facilities.  The amount by which the carrying value at December 31, 2010 of 16 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes ranged, on an individual vessel basis, from $0.9 million to $26.7 million per vessel with an average of $10.2 million per vessel.

Vessels	Year Built	Year Acquired	Carrying Value (in thousands)

Genmar Orion	2002	2003	$33,607
Genmar Spyridon	2000	2003	31,133
Genmar Argus	2000	2003	31,431
Genmar Harriet G	2006	2006	50,655
Genmar Hope	1999	2003	29,371
Genmar Horn	1999	2003	29,629
Genmar Kara G	2007	2007	53,797
Genmar Phoenix	1999	2003	29,797
Genmar St. Nikolas	2008	2008	57,123
Genmar George T	2007	2007	56,735
Stena Concept	2005	2008	20,580	(1)(2)
Stena Contest	2005	2008	20,580	(1)(2)
Stena Concord	2004	2008	20,580	(1)(2)
Genmar Gulf	1991	2003	11,009	(1)(2)
Genmar Constantine	1992	1998	7,740	(1)
Genmar Progress	1991	2003	7,303	(1)
Genmar Princess	1991	2003	7,469	(1)(2)
Genmar Hercules	2007	2010	94,750
Genmar Atlas	2007	2010	94,971
Genmar Strength	2003	2004	36,638
Genmar Alexandra	1992	2001	11,000	(1)
Genmar Defiance *	2002	2004	35,935
Genmar Poseidon *	2002	2010	72,680
Genmar Zeus *	2010	2010	116,987
Genmar Ajax *	1996	1998	20,184
Genmar Agamemnon *	1995	1998	18,954
Genmar Ulysses *	2003	2010	81,658
Genmar Minotaur *	1995	1998	19,304
Genmar Maniate *	2010	2010	75,897
Genmar Revenge *	1994	2004	19,627
Stena Compatriot *	2004	2008	45,238
Stena Companion *	2004	2008	45,247
Stena Consul *	2004	2008	38,849
Genmar Vision *	2001	2008	89,197
Genmar Victory *	2001	2008	89,308
Genmar Elektra *	2002	2008	61,051
Genmar Daphne *	2002	2008	61,726

*  Refer to preceding paragraph.

(1)          An impairment loss was recorded on this vessel during the year ended December 31, 2010 (as described below).

(2)          Vessel has been classified as held for sale as of December 31, 2010.

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

IMPAIRMENT OF LONG-LIVED ASSETS.  We follow the Accounting Standards Codification (“ASC”) subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The current economic and market conditions, including the significant disruptions in the global credit markets, are having broad effects on participants in a wide variety of industries.

When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends.  We utilize a trailing 10-year industry average for each vessel class to forecast future charter rates.

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days  over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization based on historic levels. The salvage value used in the impairment test is estimated to be $175 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment.

During 2010, tanker rates continued to remain soft.  Additionally, we obtained third party vessel appraisals during the fourth quarter of 2010 which indicated that vessel values had fallen.  As a result of these factors, we concluded that impairment indicators were present and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2010.  Based on this analysis, which included consideration of our long term intentions relative to our vessels, including our assessment of whether we would drydock and continue to trade our older vessels given the weak current rate environment, it was determined that there was an impairment on three of our vessels.  An aggregate impairment loss of $25.2 million, equal to the aggregate of the excess of each vessel’s carrying value over its fair value, plus the unamortized drydock and undepreciated vessel equipment balances which were also deemed to be impaired, was recorded for the year ended December 31, 2010.

TIME CHARTER ASSET/ LIABILITY. When we acquire a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects our weighted average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  Effective January 1, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Therefore, for the year ended December 31, 2010, we are amortizing the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, we have recorded an asset of $0 and $3.1 million as of December 31, 2010 and 2009, respectively, which is included in Other assets on our consolidated balance sheet.  This asset was being amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  As of December 31, 2010, we classified as held for sale two of the vessels with time charters which gave rise to a time charter asset.  In connection with obtaining approval of the charterer to sell the vessels, the rate on the remaining term of the charter was reduced.  Because of this change to the time charter contract, we deemed that there was no longer an asset associated with these two time charters and the balance as of December 31, 2010 of $0.6 million was impaired.  For time charter contracts where the management’s estimate of future cash receipts using the fair market charter rate exceed contractual cash receipts, we have recorded a liability of $0 and $0.7 million as of December 31, 2010 and 2009, respectively, which is included in Other noncurrent liabilities on our consolidated balance sheet.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, we accelerated the amortization on four time charters it acquired during the Arlington Acquisition, having been informed by the charterer that the options would not be exercised.  Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the date on which vessel being chartered was redelivered to us.  The incremental effect of this adjustment reduced the time charter liability and asset by $16.9 million and $0.5 million, respectively, and resulted in additional Voyage revenues recognized of $16.4 million for the year ended December 31, 2009.

GOODWILL.  We follow the provisions of FASB ASC 350-20-35, Intangibles- Goodwill and Other (formerly SFAS No. 142).  We evaluate goodwill for impairment as of December 31 of each year, or more frequently if events and circumstances indicate that the asset might be impaired.  Goodwill impairment testing is a two-step process.  As each of our vessels is considered an operating segment, each is also considered a reporting unit for testing goodwill for impairment.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition, has been allocated to the vessel/reporting units based on their proportionate fair value at date of acquisition.  The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill of the reporting unit is considered unimpaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In our 2010 and 2009 annual assessments of goodwill for impairment, we estimated the fair value of the reporting units to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, we use the trailing 10-year industry average rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of our fleet. Also for this purpose, we use a utilization rate based on our historic average.

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

Step 1 of impairment testing as of December 31, 2009 consisted of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, it was determined that the Arlington Acquisition goodwill allocated to all eight reporting units was impaired.  We then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40,872.  Conversely, the Step 2 test did not result in any impairment charge related to the goodwill allocated to the Company’s two VLCC vessel reporting units.

We also had $1.2 million of goodwill associated with a 2001 transaction.  Such goodwill is allocated to five Aframax vessel reporting units.  This goodwill was also tested for impairment as of December 31, 2009, but each reporting unit passed Step 1, indicating that there was no impairment.

In considering impairment in 2010, we also considered the decline in spot and time charter rates for its vessels, which impacts the cash flows of its reporting units.  We also considered the decline in fair values of the vessels in the reporting units to which goodwill has been allocated as well as the decline in our market capitalization in 2010.

Results of impairment testing as of December 31, 2010 for Step 1 indicated that the goodwill allocated to our two VLCC vessel reporting units and our five Aframax vessel reporting units was impaired.  We then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, we determined that most of the goodwill allocated to the two VLCC vessel reporting units and all of the goodwill allocated to three of the Aframax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2010 of $28.0 million.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Related Party Transactions

During the years ended December 31, 2010, 2009 and 2008, Peter C. Georgiopoulos, the Chairman of our Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $0.1 million, $0.1 million and $21,000, respectively. As of December 31, 2010, a balance remains outstanding of $14,000.

During the years ended December 31, 2010, 2009 and 2008, we incurred fees for legal services aggregating $109,000, $38,000 and $51,000, respectively, to the father of Peter C. Georgiopoulos. The balance of $12,000 remains outstanding  as of December 31, 2010.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2010, 2009 and 2008, totaling $0.3 million, $0.1 million and $0.3 million, respectively. As of December 31, 2010, a balance of $0.2 million  remains outstanding.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2010, 2009 and 2008, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $0.2 million, $0.2 million and $0.2 million, respectively, based on actual time spent by the employees. As of December 31, 2010, a balance of $0.1 million remains outstanding.

During the years ended December 31, 2010, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to our vessels aggregating $30.1 million, $2.1 million and $1.3 million, respectively.  As of December 31, 2010, a balance of $9.8 million remains outstanding. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of our Board of Directors and one of our executive officers, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became Chairman of the Board of Aegean and John Tavlarios joined the Board of Directors of Aegean.

We provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended 2010, 2009 and 2008 for $68,000, $55,000 and $47,000, respectively. As of December 31, 2010, a balance of $7,000 remains outstanding.

Pursuant to our revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/ Chief Executive Officer, to charter our aircraft from an authorized third-party charterer for use on non-business flights: the former Chief Executive Officer (current Chairman of the Board of Directors), the former President of General Maritime Management LLC (current President of General Maritime Corporation), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to us of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by us. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the year ended December 31, 2009, no authorized executive chartered our aircraft from the third-party charterer.  Peter C. Georgiopoulos incurred charter fees totaling $14 payable directly to the third-party charterer.    During the year ended December 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from a third-party charterer on six occasions and incurred charter fees totaling $0.3 million payable directly to the third-party charterer.  There was no personal usage of our aircraft incurred from other Company’s executives during the years ended December 31, 2009 and 2008. We terminated our lease of the aircraft as of February 9, 2009.

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination. We have agreed that, at the closing of the transactions contemplated by the Oaktree Credit Agreement, we will enter into a new registration rights agreement with Mr. Georgiopoulos and an entity controlled by him, as well as Oaktree. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement will grant him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement will provide for customary demand and piggy-back registration rights. See “Liquidity and Capital Resources — Refinancing Transactions” for a further discussion of Mr. Georgiopoulos’ registration rights.

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into the Oaktree Credit Agreement with affiliates of Oaktree, pursuant to which the Oaktree Lender has agreed to make a $200 million investment in pay-in-kind toggle floating rate secured notes to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants to be issued by us for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share.  Mr. Georgiopoulos is expected to be granted an interest in a limited partnership controlled and managed by Oaktree. The other investors in the partnership are various funds managed by Oaktree. The partnership and its subsidiaries are expected to hold all of the Oaktree Notes and the Warrants. Mr. Georgiopoulos will not have any rights to participate in the management of the partnership. Pursuant to the partnership agreement, Mr. Georgiopoulos would be entitled to an interest in distributions by the partnership, which in the aggregate would not exceed 4.9% of all distributions made by the partnership, provided that no distributions would be made to Mr. Georgiopoulos until the other investors in the partnership had received distributions from the partnership equal to the amount of their respective investments in the partnership. Mr. Georgiopoulos will not make a substantial cash investment in the partnership. Given Mr. Georgiopoulos’ expected interest, our Board of Directors established a committee comprised of independent directors to oversee these financing transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  The exposure to interest rate risk relates primarily to our debt.  At December 31, 2010, we had $1,082.8 million of floating rate debt with a margin over LIBOR of 350 basis points compared to December 31, 2009 when we had $726.0 million of floating rate debt with margins over LIBOR of ranging from 100 basis points to 125 basis points.  As of December 31, 2010, the Company is party to three interest rate swaps which effectively fix LIBOR on an aggregate $250.0 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 3.515%.  A one percent increase in LIBOR would increase interest expense on the portion of our $832.8 million outstanding floating rate indebtedness, which is not hedged, by approximately $8.3 million per year from December 31, 2010.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate Senior Notes. However, changes in interest rates would impact the fair market value of the Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding Senior Notes accrue interest at the rate of 12% per annum and mature on November 15, 2017 and the effective interest rate on such notes is 12.5%.  A hypothetical 10% change in interest rates as of December 31, 2010 would have no impact on our interest expense for our fixed interest rate debt.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar.  Virtually all of the Company’s revenues and most of its operating costs are in U.S. Dollars.  The Company incurs certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners.  During the year ended December 31, 2010, approximately 13% of the Company’s direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.3 million for the year ended December 31, 2010.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company requires additional financing in order to meet its debt obligations that will come due over the next year. In addition, the Company has current losses from operations, a working capital deficit and the expectation that certain of its loan covenants will not be achieved during 2011 without additional capital being raised, debt being refinanced or covenants waived or amended. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 30, 2011

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands except share and per share data)

	DECEMBER 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$16,858	$52,651
Due from charterers, net	30,442	9,142
Prepaid expenses and other current assets	41,019	46,735
Vessels held for sale	80,219	—
Total current assets	168,538	108,528

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $345,071 and $303,660, respectively	1,547,527	1,251,624
Vessel deposits	7,612	—
Other fixed assets, net	11,806	13,251
Deferred drydock costs, net	20,258	25,358
Deferred financing costs, net	19,178	11,728
Derivative asset	—	417
Other assets	5,048	4,497
Goodwill	1,818	29,854
Total noncurrent assets	1,613,247	1,336,729
TOTAL ASSETS	$1,781,785	$1,445,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,864	$33,339
Current portion of long-term debt	1,353,243	—
Borrowings from bridge loan credit facility	22,800	—
Deferred voyage revenue	1,554	3,078
Derivative liability	7,132	19,777
Total current liabilities	1,442,593	56,194

NONCURRENT LIABILITIES:
Long-term debt	—	1,018,609
Other noncurrent liabilities	2,217	2,977
Derivative liability	4,929	2,568
Total noncurrent liabilities	7,146	1,024,154
TOTAL LIABILITIES	1,449,739	1,080,348
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 140,000,000 shares; issued and outstanding 89,593,272 and 58,248,189 shares at December 31, 2010 and December 31, 2009, respectively	896	583
Paid-in capital	571,742	390,525
Accumulated deficit	(228,657)	(11,995)
Accumulated other comprehensive loss	(11,935)	(14,204)
Total shareholders’ equity	332,046	364,909
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,781,785	$1,445,257

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands except share and per share data)

	2010	2009	2008
VOYAGE REVENUES:
Voyage revenues	$387,161	$350,520	$326,068

OPERATING EXPENSES:
Voyage expenses	151,448	58,876	54,404
Direct vessel expenses	105,855	95,573	63,556
General and administrative	36,642	40,339	80,285
Depreciation and amortization	98,387	88,024	58,037
Goodwill impairment	28,036	40,872	—
Loss on disposal of vessel equipment	560	2,051	804
Loss on impairment of vessels	99,678	—	—
Total operating expenses	520,606	325,735	257,086
OPERATING (LOSS) INCOME	(133,445)	24,785	68,982

OTHER INCOME (EXPENSE):
Interest income	110	129	1,099
Interest expense	(82,338)	(37,344)	(29,388)
Other income (expense)	(989)	435	(10,886)
Net other expense	(83,217)	(36,780)	(39,175)
Net (loss) income	$(216,662)	$(11,995)	$29,807

(Loss) earnings per common share:
Basic	$(3.02)	$(0.22)	$0.76

Diluted	$(3.02)	$(0.22)	$0.73

Dividends declared per common share	$0.34	$1.63	$1.49

Weighted-average shares outstanding- basic	71,823,452	54,650,943	39,463,257

Weighted-average shares outstanding- diluted	71,823,452	54,650,943	40,561,633

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands except share and per share data)

			Retained	Accumulated
			Earnings	Other
	Common	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Deficit)	Loss	Income (Loss)	Total

Balance at January 1, 2008	$430	$230,639	$—	$(2,412)		$228,657

Comprehensive income:
Net income			29,807		$29,807	29,807
Unrealized derivative loss on cash flow hedge, net of reclassifications				(17,597)	(17,597)	(17,597)
Foreign currency translation adjustments				805	805	805
Comprehensive income					$13,015

Exercise of stock options		49				49
Acquisition and retirement of 953,142 shares of common stock	(10)	(16,369)				(16,379)
Issuance of 15,500,000 shares of common stock in exchange for all of Arlington Tankers shares	155	281,413				281,568
Issuance of 380,937 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(32,726)	(29,807)			(62,533)
Restricted stock amortization, net of forfeitures		11,422				11,422

Balance at December 31, 2008	579	474,424	—	(19,204)		455,799

Comprehensive loss:
Net loss			(11,995)		$(11,995)	(11,995)
Unrealized derivative gain on cash flow hedge, net of reclassifications				5,248	5,248	5,248
Foreign currency translation adjustments				(248)	(248)	(248)
Comprehensive loss					$(6,995)

Issuance of 416,322 shares of restricted stock, net of forfeitures	4	(4)				—
Cash dividends paid		(93,965)				(93,965)
Restricted stock amortization, net of forfeitures		10,070				10,070

Balance at December 31, 2009	583	390,525	(11,995)	(14,204)		364,909

Comprehensive loss:
Net loss			(216,662)		$(216,662)	(216,662)
Unrealized derivative gain on cash flow hedge, net of reclassifications				2,635	2,635	2,635
Foreign currency translation adjustments				(366)	(366)	(366)
Comprehensive loss					$(214,393)

Issuance of 30,600,000 shares of common stock	306	195,211				195,517
Issuance of 754,942 shares of restricted stock, net of forfeitures	7	(7)				—
Cash dividends paid		(22,560)				(22,560)
Restricted stock amortization, net of forfeitures		8,573				8,573

Balance at December 31, 2010	$896	$571,742	$(228,657)	$(11,935)		$332,046

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(216,662)	$(11,995)	$29,807
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of vessel equipment	560	2,051	804
Loss on impairment of vessels	99,678	—	—
Depreciation and amortization	98,387	88,024	58,037
Goodwill impairment	28,036	40,872	—
Amortization of deferred financing costs	4,211	1,724	1,089
Amortization of discount on Senior Notes	589	73	—
Restricted stock compensation expense	8,573	10,070	11,422
Net unrealized (gain) loss on derivative financial instruments	(337)	581	(540)
Provision for bad debts	1,032	149	514
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(22,332)	1,242	752
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(7,676)	(2,297)	3,350
Increase (decrease) in accounts payable and other current and noncurrent liabilities	16,557	(51,240)	16,063
(Decrease) increase in deferred voyage revenue	(1,524)	(12,815)	2,904
Deferred drydock costs incurred	(15,015)	(18,921)	(9,787)
Net cash (used) provided by operating activities	(5,923)	47,518	114,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessel construction in progress	—	—	(33,885)
Payments for vessels	(546,579)	—	(139,562)
Purchase of Vessel improvements and other fixed assets	(5,704)	(11,241)	(5,164)
Payment for deposits on Vessels	(7,612)	—	—
Deposit received from (paid to) counterparty for interest rate swap	12,247	(12,247)	—
Cash held by Arlington upon merger, less merger costs paid	—	—	7,529
Expenditures for Arlington Merger	—	(1,144)	—
Net cash used by investing activites	(547,648)	(24,632)	(171,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes offering	—	292,536	—
Payment to retire long-term debt	—	(229,500)	—
Borrowings on revolving credit facilitities	64,804	15,000	226,000
Repayments on revolving credit facilities	(46,000)	(50,000)	(30,000)
Borrowings under 2010 Credit Facility	326,292	—	—
Repayments of 2010 Credit Facility	(11,051)	—	—
Borrowing under Bridge Loan Credit Facility	22,800	—	—
Deferred financing costs paid	(11,661)	(8,156)	(1,661)
Cash dividends paid	(22,560)	(93,965)	(62,533)
Payments to acquire and retire common stock	—	—	(16,379)
Proceeds from issuance of common stock	195,517	—	—
Proceeds from exercise of stock options	—	—	49
Net cash provided (used) by financing activities	518,141	(74,085)	115,476

Effect of exchange rate changes on cash balances	(363)	(296)	811

Net (decrease) increase in cash	(35,793)	(51,495)	59,620
Cash, beginning of the year	52,651	104,146	44,526
Cash, end of year	$16,858	$52,651	$104,146

Supplemental disclosure of cash flow information:

Cash paid during the year for interest (net of amount capitalized)	$82,202	$37,554	$27,608

Transfer from Vessel construction in progress to Vessel	$—	$—	$63,794

Restricted stock granted to employees (net of forfeitures)	$2,617	$2,791	$3,996

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE, PER DAY AND PER TON DATA)

1.                        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.  General Maritime Corporation (the “Company”), through its subsidiaries, provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and Handymax vessels. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

BASIS OF PRESENTATION.  On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the Company, Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”). As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company. In addition, upon the consummation of the Mergers, the Company exchanged 1.34 shares of its common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of its common stock for each share held by shareholders of Arlington.  The financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

LIQUIDITY.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, the amounts and classification of liabilities, or any other adjustments that might result in the event the Company is unable to continue as a going concern.

As of December 31, 2010, the Company was in breach of its Minimum Cash covenant requirement contained in the Company’s 2005 Credit Facility, 2010 Credit Facility and Bridge Loan Credit Facility (collectively referred to as “Loan Agreements”). See Note 11 for further descriptions of the Loan Agreements.  On January 31, 2011, the Company received waivers for these defaults, which waive the Minimum Cash covenant requirement and were effective through February 28, 2011. On December 22, 2010, the Company obtained an amendment to its Loan Agreements increasing the Net Debt to EBITDA ratio which the Company may not exceed from 6.0 to 8.75 for December 31, 2010 through September 30, 2011. The Company was in compliance with this covenant as of December 31, 2010, although, absent the amendment, the Company would not have been in compliance with its existing covenant as of December 31, 2010.  For the fourth quarter of 2011 through the life of the Loan Agreements, the Net Debt to EBITDA ratio may not exceed 5.5.  The Company believes that it is probable that the Net Debt to EBITDA ratio will not be met at or prior to the fourth quarter of 2011 unless it obtains waivers, refinances the facilities or has an equity infusion and, as such, has classified the entire balance under its Loan Agreements as a current liability as of December 31, 2010.  Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to the Loan Agreements. As such, the Senior Notes have also been classified as a current liability on the consolidated balance sheet as of December 31, 2010.

The Company has scheduled repayments of $43,485 in both April 2011 and October 2011 under the 2005 Credit Facility, an $18,000 interest payment in both May 2011 and November 2011 under the Senior Notes and $7,631 in quarterly repayments in 2011 under its 2010 Credit Facility.  Additionally, the Company will be required to make a cash payment of $22,800 when the final vessel under the Metrostar acquisition is delivered, which is expected to be in April 2011. Assuming that the current market conditions prevail throughout 2011, the Company does not expect to meet all of the aforementioned payment requirements and related interest payments with its existing cash and operating cash flows.

The Company has losses from operations, a working capital deficit and is currently in negotiations with its lenders to obtain additional waivers, waiver extensions or to restructure the affected debt. In addition, management is looking at future vessel sales, equity offerings, debt refinancing, future sale/leaseback of vessels, or other financing alternatives to meet the Company’s liquidity needs for the next year.  However, management can provide no assurance that the Company will be able to obtain waivers, refinance or extend the debt, sell vessels or execute other financing transactions to meet its liquidity needs.

Management’s plans concerning these matters include the following measures: on March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into the Oaktree Credit Agreement with affiliates of Oaktree, pursuant to which the Oaktree Lender has agreed to make a $200,000 investment in pay-in-kind toggle floating rate secured notes (the “Oaktree Notes”) to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants to be issued by the Company (the “Warrants”) for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share. The Oaktree Lender will be a newly formed entity with a de minimis amount of cash as its sole asset. The Oaktree Credit Agreement is guaranteed by certain funds managed by Oaktree. To the extent that the Oaktree Lender breaches its obligation to make the loans upon the satisfaction of the conditions to closing for the Oaktree Credit Agreement, the guarantors would guarantee the payment of the Oaktree Lender’s obligations to extend the loans and the performance, payment and discharge of the obligation of the Oaktree Lender under the Credit Agreement and the other Credit Documents through and including the closing. The maximum aggregate liability of the guarantors is limited to $200 million, plus reasonable costs of enforcement and collection. The obligations of the guarantors are several and not joint. Recourse against the guarantors is the sole and exclusive remedy of the Company and the borrowers against the guarantors and their affiliates under the Oaktree Credit Agreement, the Investment Agreement and other transaction documents contemplated therein. The guaranty will terminate upon the closing or termination (other than due to a material breach by the Oaktree Lender) of the Oaktree Credit Facility. The guaranty limits the ability of the Company or the borrowers to assert that any portions of the guaranty are illegal, invalid or unenforceable. The Company’s Chairman, Peter C. Georgiopoulos, is expected to have an economic interest in an affiliate of Oaktree and the Oaktree Lender.

The Company plans to use the proceeds from this transaction to repay a portion of its existing credit facilities. The Oaktree Lender’s obligation to consummate the Oaktree Notes transaction and the other transactions contemplated by the Oaktree Credit Agreement is subject to conditions. In addition, in order to consummate these transactions, the Company will be required to refinance its 2005 Credit Facility and amend its 2010 Credit Facility. The Company is currently pursuing discussions with the lenders under its 2010 Credit Facility to amend its covenants and security and guaranty arrangements, and to permit the financing contemplated by the Oaktree Credit Agreement, as well as the proposed new revolving credit facility described below. In addition, the issuance of the Warrants (including any Warrants issued pursuant to anti-dilution protection provisions), and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the New York Stock Exchange.

On March 21, 2011, the Company entered into a commitment letter (see Note 24), for a new revolving credit facility in the amount of the lesser of $550,000 and 65% of the fair market value as of the closing date of the vessels to be mortgaged under such new revolving credit facility, primarily to refinance the 2005 Credit Facility, to issue letters of credit and for general corporate purposes. The Commitment Letter provides that these two lead banks would provide up to $210.4 million under the new revolving credit facility. The Commitment Letter contemplates a five-year senior secured revolving credit facility, including a $25 million letter of credit facility.  The transactions contemplated by the Commitment Letter are subject to the Company obtaining commitments for the balance of the total facility amount, the receipt of proceeds from the Oaktree Notes, completion of amendments to our 2010 Credit Facility to accommodate the transactions contemplated by the Commitment Letter, and customary conditions, including completion of satisfactory documentation.

BUSINESS GEOGRAPHICS.  Non-U.S. operations accounted for 100% of revenues and results of operations. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

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

PRINCIPLES OF CONSOLIDATION.  The accompanying consolidated financial statements include the accounts of General Maritime Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2010 and 2009, the Company has a reserve of approximately $933 and $553, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS.  Revenue from time charters is recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $240 and $0 as of December 31, 2010 and 2009, respectively.  The Company has recorded these estimated unasserted claims as a reduction of amounts due from charterers.

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

Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Depreciation expense of vessel assets for the years ended December 31, 2010, 2009 and 2008 totaled $81,502, $72,280 and $43,503, respectively.  Undepreciated cost of any asset component being replaced is written off as a component of Loss (gain) on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

REPLACEMENTS, RENEWALS AND BETTERMENTS.  The Company capitalizes and depreciates the costs of significant replacements, renewals and betterments to its vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment.  The amount capitalized is based on management’s judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel.  Costs that are not capitalized are written off as a component of direct vessel operating expense during the period incurred.  Expenditures for routine maintenance and repairs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly Statement of Financial Accounting Standards (“SFAS”) No.144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

During 2010, tanker rates continued to remain soft.  Additionally, the Company obtained third party vessel appraisals during the fourth quarter of 2010 which indicated that vessel values had fallen.  As a result of these factors, the Company concluded that impairment indicators were present and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2010.  Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to operate its older vessels given the weak current rate environment, it was determined that there was an impairment on three of the Company’s vessels.  An aggregate impairment loss of $25,242, equal to the aggregate of the excess of each vessel’s carrying value plus unamortized drydock and undepreciated vessel equipment over its fair value was recorded for the year ended December 31, 2010.

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months, the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight-line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, amortization was $12,285, $12,067 and $11,493, respectively. Accumulated amortization as of December 31, 2010 and 2009 was $14,183 and $19,384, respectively.

The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees and legal expenses associated with securing loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization was $4,211, $1,724 and $1,089 for the years ended December 31, 2010, 2009 and 2008, respectively. Accumulated amortization as of December 31, 2010 and 2009 was $7,912 and $4,399, respectively.

TIME CHARTER ASSET/ LIABILITY. When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted-average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  Effective January 1, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Therefore, for the year ended December 31, 2010, the Company amortized the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  For time charter contracts where the contractual cash receipts exceed management’s estimate of future cash receipts using the fair market charter rate, the Company has recorded an asset of $0 and $3,117 as of December 31, 2010 and 2009, respectively, which is included in Other assets on the Company’s consolidated balance sheets.  This asset was being amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  As of December 31, 2010, the Company classified as held for sale two of the vessels with time charters which gave rise to a time charter asset.  Pursuant to obtaining approval of the charterer to sell the vessels, the rate on the remaining term of the charter was reduced.  Because of this change to the time charter contract, the Company deemed that the assets associated with these two time charters were impaired and the balance as of December 31, 2010 of $594 was written off as a component of loss on impairment of vessels.  For time charter contracts where management’s estimate of future cash receipts using the fair market charter rate exceeded contractual cash receipts, the Company has recorded a liability of $0 and $671 as of December 31, 2010 and 2009, respectively, which is included in Other noncurrent liabilities on the Company’s consolidated balance sheets.  This liability is being amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, the Company accelerated the amortization on four time charters it acquired during the Arlington Acquisition, having been informed by the charterer that the options would not be exercised.  Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the date on which vessel being chartered was redelivered to the Company.  The incremental effect of this adjustment reduced the time charter liability and asset by $16,954 and $515, respectively, and resulted in additional Voyage revenues recognized of $16,439 for the year ended December 31, 2009.

GOODWILL.  The Company follows the provisions of FASB ASC 350-20-35, Intangibles- Goodwill and Other (formerly SFAS No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of December 31, 2010 and 2009 was $1,818 and $29,854, respectively.  During the year ended December 31, 2009, the Company adjusted the fair value of lubricating oils on board the eight vessels acquired in the Arlington Acquisition which reduced goodwill by $1,234 and increased Prepaid expense and other current assets by the same amount. Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 and 2009 of $28,036 and $40,872, respectively (see Note 4).

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

DEFERRED VOYAGE REVENUE.  Deferred voyage revenue primarily relates to cash received from charterers prior to it being earned. These amounts will be recognized as income when earned in the appropriate future periods.

COMPREHENSIVE INCOME.  The Company follows FASB ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130) which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income, foreign currency translation adjustments, and unrealized gains and losses related to the Company’s interest rate swaps net of reclassifications to earnings.

ACCOUNTING ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include goodwill, vessel and drydock valuations and the valuation of amounts due from charterers.  Actual results could differ from those estimates.

EARNINGS PER SHARE.  Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

FAIR VALUE OF FINANCIAL INSTRUMENTS.  With the exception of the Company’s Senior Notes (see Note 11), the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2010 and 2009 due to their short-term maturity or the variable-rate nature of the respective borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS.  In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments have not historically qualified for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The

Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the consolidated statements of operations as applicable.  See Notes 11, 12 and 13 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to interest rate risk through its variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging (formerly SFAS No. 133) and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of accumulated other comprehensive loss until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 11, 12 and 13 for additional disclosures on the Company’s interest rate swaps.

For the portion of the interest rate swaps that are not effectively hedged, the change in the value and the rate differential to be paid or received is recognized as income or (expense) from derivative instruments and is listed as a component of other (expense) income until such time the Company has obligations against which the swap is designated and is an effective hedge.

As of December 31, 2010, the Company is party to pay-fixed interest rate swap agreements that expire between September 2012 and December 2013 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized a charge (credit) to other comprehensive loss (OCI) of $(2,635), $(5,248) and $17,597, respectively.  The aggregate net liability in connection with the Company’s interest rate swaps as of December 31, 2010 and 2009 was $12,061 and $21,928, respectively, and is presented as Derivative liability on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During the year ended December 31, 2010, the Company did not have any customers who accounted for 10% or more of its revenues.  The Company earned 35.8% and 22.0% of its revenues from two customers during the year ended December 31, 2009.  The Company earned 40.8% of its revenues from one customer during the year ended December 31, 2008.

The Company maintains substantially all of its cash with three high-credit quality financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statements of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2010, 2009 and 2008, transactions denominated in foreign currencies resulted in increases in general and administrative expenses of $0, $0, and $72, respectively, and increases in other expense of $1,196, $224 and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.   The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.                        ARLINGTON ACQUISITION

On August 5, 2008, General Maritime Subsidiary entered into a merger agreement with Arlington in order to increase the size of the Company’s fleet and increase the percentage of its vessels on time charter.  The merger was consummated on December 16, 2008 at which time the Company issued 15.5 million shares of its common stock in exchange for the 15.5 million shares owned by Arlington shareholders.  The shares issued were valued pursuant to FASB ASC 805 (formerly SFAS No. 141), which required the Company to use the market price of General Maritime Subsidiary common shares over a reasonable period of time before and after the terms of the merger were agreed upon which was determined to be the average closing price of General Maritime Subsidiary common shares for a period of two days before and two days after August 6, 2008 (date of announcement of the merger).  Consequently, the value of the shares issued by the Company to acquire Arlington was $281,568.  This amount, together with approximately $8,216 of closing costs incurred by the Company to effect the merger, represents the total amount paid for Arlington, for which the fair value of the net assets acquired was $219,366, resulting in goodwill of $70,418.  Most of this goodwill has since been written off (see Note 4).

3.                        CASH FLOW INFORMATION

The Company excluded from non-cash investing activities in the Consolidated Statements of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels and Other fixed assets of approximately $277 and $1,474, respectively, for the year ended December 31, 2010.

The Company excluded from non-cash investing activities in the Consolidated Statements of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of approximately $1,430 for the year ended December 31, 2009.

The Company excluded from non-cash investing activities in the Consolidated Statements of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Other fixed assets, and costs of effecting the Arlington Acquisition of approximately $550, $307 and $846, respectively, for the year ended December 31, 2008.  The fair value of the net assets of Arlington that the Company acquired on December 16, 2008 in exchange for common stock of the Company valued at $281,568 is a non-cash transaction.

4.                        GOODWILL IMPAIRMENT

FASB ASC 350-20-35, Intangibles- Goodwill and Other adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).   A Reporting Unit is an operating segment as defined in FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information (formerly SFAS No. 131), or one level below an operating segment. The Company considers each vessel to be an operating segment and a reporting unit.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition, had been allocated to the eight vessels acquired based on the proportionate fair value of the vessels at the date of acquisition.

FASB ASC 350-20-35 provides guidance for impairment testing of goodwill which is not amortized. Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.   The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount.  If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered unimpaired.  Conversely, if the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In the Company’s 2010 and 2009 annual assessments of goodwill for impairment, the Company estimated the fair value of the reporting units to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, the Company uses the trailing 10-year industry average rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of our fleet. Also for this purpose, the Company uses a utilization rate based on the Company’s historic average.

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

Step 1 of impairment testing as of December 31, 2009 consisted of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, it was determined that the Arlington Acquisition goodwill allocated to all eight reporting units were impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40,872.  Conversely, the step 2 test did not result in any impairment charge related to the goodwill allocated to the Company’s two VLCC vessel reporting units.

The Company also had $1,244 of goodwill associated with a 2001 transaction.  Such goodwill is allocated to five Aframax vessel reporting units.  This goodwill was also tested for impairment as of December 31, 2009, but each reporting unit passed step 1, indicating that there was no impairment.

In considering impairment in 2010, the Company also considered the decline in spot and time charter rates for its vessels, which impacts the cash flows of its reporting units.  The Company also considered the decline in fair values of the vessels in the reporting units to which goodwill has been allocated as well as the decline in the market capitalization of the Company in 2010.

Result of impairment testing as of December 31, 2010 for Step 1 indicated that the goodwill allocated to the Company’s two VLCC vessel reporting units and the Company’s five Aframax vessel reporting units was impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that most of the goodwill allocated to the two VLCC vessel reporting units and all of the goodwill allocated to three of the Aframax vessel reporting units was fully impaired, which resulted in an impairment at December 31, 2010 of $28,036.

5.                        VESSEL ACQUISITIONS/DELIVERIES

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”), for an aggregate purchase price of approximately $620,000. The purchases are subject to additional documentation and customary closing conditions.  During 2010, the Company took delivery of the five VLCCs for $468,000 and one of the Suezmax newbuildings for $76,000, of which $326,292 was financed by a new credit facility (see Note 11), $22,800 was financed by a bridge loan (see Note 11) with the remainder being paid for with cash on hand and the proceeds of a common stock offering (see Note 19).  As of December 31, 2010, $7,612 is included in Vessel deposits relating to the remaining Suezmax newbuilding expected to be delivered in April 2011.

6.             VESSELS HELD FOR SALE AND VESSEL IMPAIRMENT

As of December 31, 2010, the Company classified five vessels as held for sale, at that time having engaged in a program to actively locate buyers for these vessels.  These vessels were written down to their fair value, less cost to sell, as determined by contracts to sell these vessels which were finalized in January 2011, and were reclassified on the consolidated balance sheet to current assets.  In addition, unamortized drydock costs, undepreciated vessel equipment and unamortized time charter asset balances relating to these five vessels were also written off as they were deemed to have been impaired.  The aggregate loss of $74,436 was recorded on the consolidated statement of operations as a component of Loss on impairment of vessels.

As a result of declining fair values of tankers as well as the current weak shipping rate environment, management determined that there were indicators of impairment.  As such, the Company prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2010.  Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to trade its older vessels given the weak current rate environment, it was determined that there was an impairment on three of the Company’s vessels.  An aggregate impairment loss of $25,242, equal to the aggregate of the excess of each vessel’s carrying value over its fair value plus the unamortized drydock and undepreciated vessel equipment balances which were also deemed to be impaired, was recorded for the year ended December 31, 2010.

7.             EARNINGS PER COMMON SHARE

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2010	2009	2008

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	71,823,452	54,650,943	39,463,257

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	71,823,452	54,650,943	39,463,257
Stock options	—	—	1,097
Restricted stock awards	—	—	1,097,279

Weighted average common shares outstanding, diluted	71,823,452	54,650,943	40,561,633

Due to the net loss realized for the years ended December 31, 2010 and 2009, potentially dilutive restricted stock awards totaling 313,615 and 992,773 shares, respectively, were determined to be anti-dilutive.  For the years ended December 31, 2010 and 2009, all stock options were considered to be anti-dilutive.

During January 2008, the Company repurchased and retired 953,142 shares of its common stock for $16,379.

8.                        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2010	December 31, 2009
Bunkers and lubricants inventory	$27,643	$14,605
Insurance claims receivable	5,088	11,987
Collateral deposit for interest rate swap	—	12,081
Prepaid insurance	3,314	2,543
Other	4,974	5,519
Total	$41,019	$46,735

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed.  As of December 31, 2010, the portion of insurance claims receivable not expected to be collected within one year of $4,956 is included in Other assets on the consolidated balance sheet.

9.                        OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2010	December 31, 2009
Other fixed assets:

Furniture, fixtures and equipment	$3,635	$3,694
Vessel equipment	17,818	18,461
Computer equipment	1,049	1,019
Other	71	71

Total cost	22,573	23,245

Less: accumulated depreciation	10,767	9,994
Total	$11,806	$13,251

Depreciation of Other fixed assets for the years ended December 31, 2010, 2009 and 2008 was $4,601, $3,677 and $3,042, respectively.

10.                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$26,539	$14,137
Accrued operating	18,410	10,951
Accrued administrative	12,915	8,251
Total	$57,864	$33,339

11.                 LONG-TERM DEBT AND BRIDGE LOAN

Long-term debt, net of discount, consists of the following:

	December 31, 2010	December 31, 2009

2005 Credit Facility	$744,804	$726,000

2010 Credit Facility	315,241	—

Senior Notes, net of discount of $6,802 and $7,391	293,198	292,609

Long-term debt	1,353,243	1,018,609

Less: Current portion of long-term debt	1,353,243	—

Long-term debt	$—	$1,018,609

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  Of these proceeds, $229,500 was used to fully prepay the RBS Credit Facility in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of December 31, 2010, the discount on the Senior Notes is $6,802.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  As described below, the entire balances of the 2005 Credit Facility and 2010 Credit Facility have been classified as a current liability on the consolidated balance sheet as of December 31, 2010. Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes have also been classified as a current liability on the consolidated balance sheet as of December 31, 2010.

On July 29, 2010, the Company completed its offer to exchange (the “Exchange Offer”) up to $300,000 of the Senior Notes for an equal principal amount of Senior Notes registered under the Securities Act of 1933, as amended.  A total of $300,000 aggregate principal amount of the original Senior Notes, representing 100% of the outstanding principal amount of the original Senior Notes, were validly tendered and accepted for exchange by the Company.

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

If the Company experiences certain kinds of changes of control, the Company must offer to purchase the Senior Notes from holders at 101% of their principal amount plus accrued and unpaid interest.  The indenture pursuant to which the Senior Notes were issued contains covenants that, among other things, limit the Company’s ability and the ability of any of its “restricted” subsidiaries to (i) incur additional debt, (ii) make certain investments or pay dividends or distributions on its capital stock or purchase, redeem or retire capital stock, (iii) sell assets, including capital stock of its Subsidiary Guarantors, (iv) restrict dividends or other payments by its subsidiaries, (v) create liens that secure debt, (vi) enter into transactions with affiliates and (vii) merge or consolidate with another company. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the indenture.

On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from their Subsidiary Guarantees as a result.

2005 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility (the “2005 Credit Facility”) with a syndicate of commercial lenders, and on October 20, 2008, the 2005 Credit Facility was amended and restated to give effect to the Arlington Acquisition and the Company was added as a loan party. The 2005 Credit Facility was used to refinance General Maritime Subsidiary’s then existing term borrowings.  The 2005 Credit Facility, as amended and restated, which has been further amended on various dates through January 31, 2011 (see Note 24), provides a total commitment of $749,813.  As of December 31, 2010, this total amount has been drawn.

The Company’s ability to borrow amounts under the 2005 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. These covenants include, among other things, customary restrictions on the Company’s ability to incur indebtedness or grant liens, pay dividends or make stock repurchases (except as otherwise permitted), engage in businesses other than those engaged in on the effective date of the 2005 Credit Facility and similar or related businesses, enter into transactions with affiliates, and merge, consolidate, or dispose of assets. The Company is also required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, collateral maintenance, and net debt to EBITDA ratio. Under the 2005 Credit Facility, as amended and restated, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the total available unutilized commitment and (2) $25,000, to be less than $50,000.  The 2005 Credit Facility requires the Company to comply with a collateral maintenance covenant under which the aggregate fair value of the vessels that are collateral under the 2005 Credit Facility must remain at or above 125% of the total commitment amount under the 2005 Credit Facility and to provide collateral vessel appraisal reports semi-annually.

Under the 2005 Credit Facility, the Company is obligated to comply with certain financial covenants, including a net debt to EBITDA ratio maintenance covenant. The Net Debt to EBITDA ratio, as amended on December 22, 2010, may not exceed 8.75 for the fourth quarter of 2010 through the third quarter of 2011. Absent this amendment to the 2005 Credit Facility which increased the net debt to EBITDA ratio to 8.75 from 6.0 for the fourth quarter of 2010 through the third quarter of 2011, the Company would not have been in compliance with this covenant as of December 31, 2010.  For the fourth quarter of 2011 through the life of the 2005 Credit Facility, the Net Debt to EBITDA ratio will reduce to 5.5.  The amended and restated Credit Agreement defines EBITDA as net income before net interest expense, provision for income taxes, depreciation and amortization and non-cash management incentive compensation. Subject to certain exceptions, the Company is also not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). The 2005 Credit Facility permits the Company to include the earnings of the Metrostar Vessels, when such Metrostar Vessels are acquired (see Note 5), when calculating the net debt to EBITDA ratio, including as part of the Incurrence Test. If the Company does not comply with the various financial and other covenants and requirements of the 2005 Credit Facility, as amended and restated, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the facility.

The 2005 Credit Facility, as amended and restated, provides for semiannual reductions of $43,485 commencing on April 26, 2011, pursuant to the classification of two of the vessels collateralizing the 2005 Credit Facility as held for sale and debt associated with these two vessels of $19,732 was classified as a current maturity because such debt would become payable upon the sale of these vessels, and a bullet reduction of $599,625 on October 26, 2012.  However, it is probable that the Company will not meet the Net Debt to EBITDA ratio at some point during 2011 unless it obtains waivers, refinances the facility or has an equity infusion.  Because of this, the entire amount outstanding under the 2005 Credit Facility has been classified as current.  Up to $50,000 of the 2005 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries that are reasonably acceptable to the issuing lenders under the 2005 Credit Facility. As of December 31, 2010, the Company has outstanding letters of credit aggregating $5,008 which expire between March 2011 and October 2011, leaving $44,992 available to be issued.  However, because the 2005 Credit Facility is fully drawn as of December 31, 2010, none of this balance may be issued.

The applicable margin for the 2005 Credit Facility and permitted dividend are based on a pricing grid.  While the Net Debt to EBITDA ratio is greater than 6.0, the 2005 Credit Facility will bear an interest rate of LIBOR plus 350 basis points (bps); while it is 6.0 or less, the 2005 Credit Facility will bear an interest rate of LIBOR plus 300 bps. Similarly, while the Net Debt to EBITDA ratio is greater than 6.0, the Company will be permitted to pay a dividend of up to $0.01 per share per quarter; while it is 6.0 or less, the Company will be permitted to pay up to $30,000 per fiscal year in total dividends. As of December 31, 2010 and 2009, $744,804 and $726,000, respectively, of the facility is outstanding. The 2005 Credit Facility is secured by 27 of the Company’s vessels with an aggregate carrying value as of December 31, 2010 of $946,072, as well as the Company’s equity interests in its subsidiaries that own these assets, insurance proceeds of the collateralized vessels, and certain deposit accounts related to the vessels. Each subsidiary of the Company with an ownership interest in these vessels provides an unconditional guaranty of amounts owing under the 2005 Credit Facility.  The Company also provides a guarantee and has pledged its equity interests in General Maritime Subsidiary.

The 2005 Credit Facility includes customary events of default and remedies for facilities of this nature.

Interest rates during the year ended December 31, 2010 ranged from 2.75% to 3.81% on the 2005 Credit Facility.

As of December 31, 2010, the Company is in compliance with all of the financial covenants under its 2005 Credit Facility except for the requirement to maintain minimum cash balances of $50,000, for which a waiver was received on January 31, 2011. This waiver waives the minimum cash balance requirement and is effective from December 31, 2010 through February 28, 2011.  After this date, the original terms of the credit facility will apply (see Note 24).

2010 Credit Facility

On July 16, 2010, the Company and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a term loan facility (the “2010 Credit Facility”) with a syndicate of commercial lenders.  The 2010 Credit Facility provides for a total commitment of $372,000, comprised of a delayed-draw term loan facility (the “Term Loans”) of which up to $50,000 will be converted into revolving loans on the earlier of May 31, 2011 and the date on which the total term loan commitment is reduced to zero (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.  These vessels are collateral under the 2010 Credit Facility.  The Revolving Loans will be used to refinance $50,000 of the Term Loans that will be converted into Revolving Loans (which can be repaid and redrawn) and for working capital and general corporate purposes.

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

The 2010 Credit Facility requires that the Company comply with a collateral maintenance covenant under which the aggregate fair market value of the vessels that are collateral under the 2010 Credit Facility must remain at or above 135% of the sum of the aggregate principal amount of the outstanding Term Loans and the Revolving Loan commitments at such time and to provide collateral vessel appraisal reports semi-annually or when requested by the agent thereunder.

Through December 31, 2010, the Company has drawn $326,292 of the 2010 Credit Facility associated with the delivery of five VLCCs and one Suezmax during 2010.  Of this amount, $11,051 has been repaid leaving $315,241 outstanding as of December 31, 2010.  Such outstanding balance is collateralized by five VLCCs and one Suezmax having an aggregate book value of $536,944 on December 31, 2010.

The 2010 Credit Facility, as amended through January 31, 2011 (see Note 24), provides for the repayment of the Term Loans and reduction of the total revolving loan commitment commencing on September 30, 2010 and ending on the maturity date, July 16, 2015.  Interest is payable on the last day of each interest period and, in the case of an interest period of a duration longer than three months, every three months after the first day of such interest period, on any repayment or prepayment, at maturity and, after such maturity, on demand.  A portion of the principal amount of the term loans must be repaid and the total revolving loan commitment must be reduced quarterly on each payment date (“Payment Date”).  On each Payment Date, the aggregate of the principal amount due and total revolving loan commitment reduced will be the aggregate amortization amounts for each Metrostar Vessel then owned based on an amortization period equal to 15 years minus the age of such vessel on the borrowing date.  Required quarterly repayments as of December 31, 2010 are $7,631.  However, it is probable that the Company will not meet the Net Debt to EBITDA ratio at some point during 2011 unless it obtains waivers, refinance the facility or has an equity infusion.  Because of this, the entire amount outstanding under the 2010 Credit Facility has been classified as current.  This amount will increase when the final $45,600 is drawn against this facility when the final Metrostar vessel is delivered to us, which is expected to occur in April 2011.  Any remaining amounts outstanding will be repaid in full on the maturity date.

The 2010 Credit Facility is secured by the Metrostar Vessels, as well as General Maritime Subsidiary II’s equity interests in its subsidiaries that own such assets, insurance proceeds, earnings and certain long-term charters of the collateralized vessels and certain deposit accounts related to the vessels.  The 2010 Credit Facility is secured by six of our vessels with an aggregate carrying amount of $536,944 as of December 31, 2010.  Each subsidiary of General Maritime Subsidiary II with an ownership interest in these vessels will provide an unconditional guaranty of amounts owing under the 2010 Credit Facility.  The Company also provided a guaranty and had pledged its equity interests in General Maritime Subsidiary II.

Under the 2010 Credit Facility, the permitted net debt to EBITDA ratio and definition of EBITDA is substantially the same as the requirement under the 2005 Credit Facility and the Company also received an amendment on December 22, 2010, which increased the net debt to EBITDA ratio to 8.75 from 6.0 for the fourth quarter of 2010 through the third quarter of 2011.  Absent this amendment to the 2010 Credit Facility, the Company would not have been in compliance with this covenant as of December 31, 2010.

The 2010 Credit Facility requires the Company to raise at least $52,400 from the issuance of the Company’s common stock by September 30, 2011.  This amount represents a portion of the aggregate purchase price of the last two of the seven Metrostar Vessels to be delivered to the Company, of which one was delivered in October 2010 and one is expected to be delivered by April 2011.

The 2010 Credit Facility includes customary events of default and remedies for facilities of this nature.

The applicable margin for the 2010 Credit Facility and permitted dividend are based on substantially the same pricing grid applicable to the 2005 Credit Facility.

Interest rates on the 2010 Credit Facility during the year ended December 31, 2010 ranged from 3.18% to 3.81%.

As of December 31, 2010, the Company is in compliance with all of the financial covenants under its 2010 Credit Facility except for the requirement to maintain minimum cash balances of $50,000, for which a waiver was received on January 31, 2011. This waiver waives the minimum cash balance requirement and is effective from December 31, 2010 through February 28, 2011.  After this date, the original terms of the credit facility will apply (see Note 24).

Bridge Loan Credit Facility

On October 4, 2010, the Company entered into a term loan facility (the “Bridge Loan Credit Facility”) which provided for a total commitment of $22,800 in a single borrowing which was used to finance a portion of the acquisition of one of the Metrostar Vessels.

The Bridge Loan Credit Facility, as amended through January 14, 2011, required us to sell assets by February 15, 2011 resulting in proceeds in an amount sufficient to repay the Bridge Loan Credit Facility.  The Bridge Loan Credit Facility was repaid on February 8, 2011 (see Note 24).

The Bridge Loan Credit Facility was secured by the Genmar Vision, as well as Arlington Tankers’ equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Genmar Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. also provided an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility were substantially similar in all material respects to those contained in the Company’s existing credit facilities.

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividend were based on substantially the same pricing grid applicable to the 2005 Credit Facility.

As of December 31, 2010, the Company was in compliance with all of the financial covenants in the Bridge Loan Credit Facility except for the requirement to maintain a minimum cash balance of $50,000, for which a waiver was received on January 31, 2011.  This waiver waives the minimum cash balance requirement and was effective from December 31, 2010 through the date on which the facility terminated (see Note 24).

A portion of the proceeds from the sale of three product tankers, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage (see Note 24).

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 bps.  In connection with the RBS Facility, the Company is party to an interest rate swap agreement with The Royal Bank of Scotland (the “RBS Swap”).  This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  The RBS Swap was terminated on September 28, 2010 and is described below.

A repayment schedule of outstanding borrowings at December 31, 2010, excluding the reclassification of all of the amounts due under the Senior Notes, 2005 Credit Facility and 2010 Credit Facility to current, is as follows:

YEAR ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Bridge Loan Credit Facility	Senior Notes	TOTAL

2011	$106,702	$30,523	$22,800	$—	$160,025
2012	638,102	30,523	—	—	668,625
2013	—	30,523	—	—	30,523
2014	—	30,523	—	—	30,523
2015	—	193,149	—	—	193,149
Thereafter	—	—	—	300,000	300,000

	$744,804	$315,241	$22,800	$300,000	$1,382,845

During the years ended December 31, 2010, 2009 and 2008, the Company paid dividends of $22,560, $93,965 and $62,533, respectively.  Pursuant to restrictions under the indenture for the Company’s Senior Notes, the Company is currently unable to pay dividends.

Interest Rate Swap Agreements

On December 31, 2010, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The changes in the notional principal amounts of the swaps during the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Notional principal amount, beginning of year	$579,500	$579,500	$100,000
Additions	—	—	479,500
Terminations	(229,500)	—	—
Expirations	(100,000)	—	—

Notional principal amount, end of the year	$250,000	$579,500	$579,500

During September 2010, the Company terminated the RBS Swap that was to expire on January 5, 2011 by making a payment of $5,578, which was drawn from a deposit held by that institution from which the quarterly cash settlements were being paid.  Such deposit had been previously included in Prepaid expenses on the Company’s consolidated balance sheets, but there is no balance as of December 31, 2010 because funds remaining in that account after the termination of the RBS Swap had been returned to the Company.

The RBS Swap had a notional principal amount of $229,500 and had a fixed interest rate of 4.9825%.  Included in accumulated OCI as of December 31, 2010 is $65 which will be amortized as an increase to interest expense through the date on which the RBS Swap had been scheduled to expire.

The Company’s 27 vessels which collateralize the 2005 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland was collateralized by a $12,247 deposit held by that institution as of December 31, 2009 from which the quarterly cash settlements are paid.  Of this deposit, $12,081 was included in Prepaid expenses (see Note 8) and other current assets and the balance of $166 is included in Other assets.  During the year ended December 31, 2010, this deposit had been used to pay quarterly swap settlements on the RBS Swap and the payment to terminate this swap as described above, with the balance being refunded to the Company.  Therefore, there is no longer a deposit as of December 31, 2010.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2010, 2009 and 2008 was $14,827, $11,635 and $1,853, respectively.

The Company would have paid a net amount of approximately $12,061 to settle its outstanding swap agreement based upon its aggregate fair value as of December 31, 2010. This fair value is based upon estimates received from financial institutions.  At December 31, 2010, $7,149 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $82,339, $37,344 and $29,388 for the years ended December 31, 2010, 2009 and 2008, respectively.  Interest expense excludes interest that was capitalized  associated with the construction of certain Suezmax vessels of $0, $0, and $119 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company holds all of its assets and conducts all of its operations through its subsidiaries and has no independent assets or operations.  Its subsidiaries, other than the Subsidiary Guarantors under the Senior Notes, are minor in significance. There are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan.

12.                 DERIVATIVE FINANCIAL INSTRUMENTS

In addition to interest rate swap agreements (see Note 11), the Company is party to the following derivative financial instruments:

Foreign currency.  The Company paid an aggregate of $126 for options to purchase Euros during the year ended December 31, 2008, which is recorded as a realized loss and is classified as Other income (expense) on the consolidated statement of operations.

Fuel.  During January 2008, the Company entered into an agreement with a counterparty to purchase 5,000 metric tons (MT) per month of Gulf Coast 3% fuel oil for $438.56/MT and sell the same amount of Rotterdam 3.5% barges fuel oil for $442.60/MT.  This contract settled on a net basis at the end of each calendar month from July 2008 through September 2008 based on the average daily closing prices for these commodities for each month.  During the year ended December 31, 2008, the Company recognized a realized gain of $164, which is classified as Other income (expense) on the consolidated statement of operations.

Also during January 2008, the Company entered into an agreement with a counterparty for the five-month period from February 2008 to June 2008 which stipulated a spread between Gulf Coast 3% fuel oil and Houston 380 fuel oil of $11.44/MT.  The notional amount of fuel oil was 2,000 MT each month and the prices of each commodity were determined based on the average closing trading prices during each month.  To the extent the spread was less than $11.44/MT, the Company was to pay the counterparty; to the extent the spread is greater than $11.44/MT the Company was to collect from the counterparty.  Because this contract expired on June 30, 2008, the fair value of this contract is $0 as of December 31, 2008.  During the year ended December 31, 2008, the Company recognized a realized gain of $155 which is classified as Other income (expense) on the consolidated statement of operations.

During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2009 and 2008, the Company recognized an unrealized (gain) loss of $(132) and $132, respectively, which is classified as Other income (expense) on the consolidated statements of operations.  During the years ended December 31, 2009 and 2008, the Company recognized a realized gain of $10 and $0, respectively, which is classified as Other income (expense) on the consolidated statements of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During the year ended December 31, 2008, the Company has taken net short positions in freight derivative contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. These freight derivative contracts involve contracts to provide a fixed number of theoretical voyages at fixed rates.  These contracts net settle each month with the Company receiving a fixed amount per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”), which is a worldscale index, and, under certain contracts, a specified bunker price index.  The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, and by trade route.  The Company uses freight derivative contracts as economic hedges, but has not designated them as hedges for accounting purposes. As such, changes in the fair value of these contracts are recorded to the Company’s consolidated statements of operations as Other income (expense) in each reporting period.

During November 2007, the Company entered into three freight derivative contracts which expired on December 31, 2008.  The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The Company took short positions on two of these contracts for a VLCC tanker route for 45,000 MT and a long position for 30,000 MT of a Suezmax tanker route.  The Company considers all of these contracts to be speculative.  At December 31, 2008, these freight derivatives had an aggregate notional value of $0, because they expired on that date. The Company incurred a realized loss of $1,228 for the year ended December 31, 2008 relating to these contracts.

During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly BITR and a specified bunker price index.  The Company recorded an unrealized gain (loss) of $0, $(568) and $644 for the years ended December 31, 2010, 2009 and 2008, respectively, which is reflected on the Company’s consolidated statements of operations as Other income (expense).  The Company has recorded an aggregate realized gain (loss) gain of $0, $720 and $(10,217) for the years ended December 31, 2010, 2009 and 2008, respectively, which is classified as Other income (expense) on the consolidated statements of operations.

Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	(Liability) Asset Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2010	December 31, 2009

Derivatives designated as hedging instruments under SFAS No. 133

Interest rate contracts	Derivative Asset, noncurrent	$—	$417
Interest rate contracts	Derivative Liability, current	(7,132)	(19,777)
Interest rate contracts	Derivative Liability, noncurrent	(4,929)	(2,568)

Total derivatives designated as hedging instruments under FASB ASC 815		(12,061)	(21,928)

Total derivatives		$(12,061)	$(21,928)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Year ended December 31, 2010	Year ended December 31, 2009	from Accumulated OCI into Income (Effective Portion)	Year ended December 31, 2010	Year ended December 31, 2009	(Loss) Recognized in Income on Derivative (Ineffective Portion )	Year ended December 31, 2010	Year ended December 31, 2009
Interest rate contracts	$(10,681)	$(6,443)	Interest Expense	$(13,316)	$(11,691)	Other income/expense	$(9)	$(253)

Total	$(10,681)	$(6,443)		$(13,316)	$(11,691)		$(9)	$(253)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under FASB ASC 815	Location of Gain (Loss) Recognized in Income on Derivatives	Year ended December 31, 2010	Year ended December 31, 2009
Interest rate contracts	Interest expense	$—	$215
Freight derivative	Other income/expense	—	152
Fuel derivative	Other income/expense	—	142

Total		$—	$509

13.                 FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$16,858	$16,858	$52,651	$52,651
Vessels held for sale	80,219	80,219	—	—
Floating rate debt	1,082,845	1,082,845	726,000	726,000
Senior Notes	293,198	289,125	292,609	319,500
Derivative financial instruments (See Note 12)	(12,061)	(12,061)	(21,928)	(21,928)

The fair value of term loans, bridge loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The Senior Notes are carried at par value, net of original issue discount.  The fair value of the Senior Notes is derived from quoted market prices, but is thinly traded and as such is a Level 2 item.  The fair value of interest rate swaps is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counterparties.

The fair value of Vessels held for sale (see Note 6) was determined based on the selling price, net of estimated costs to sell, of such assets based on contracts finalized in January 2011, which is on a nonrecurring basis.  Because sales of vessels occur infrequently, as the sale of such assets was being negotiated at year end, these selling prices are considered to be Level 2 items.  The fair value of Goodwill can be measured only as a residual and cannot be measured directly, which is on a nonrecurring basis.  Note 4 describes the methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 input.  The following table summarizes the valuation of assets measured on a nonrecurring basis:

	Year ended December 31, 2010			Year ended December 31, 2009
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 3)
Vessels held for sale	$80,219	$80,219	$—	$—	$—

Goodwill	1,818	—	1,818	29,854	29,854

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  FASB ASC 820 states that the fair value measurements must include credit considerations.  Credit default swaps basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the Company’s 2010 Credit Facility of 3.5% is applied to all cash flows when the swap is in a liability position pre credit-effect to reflect the credit risk to the counterparties.

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

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820-10 pricing levels as of the valuation dates listed:

	December 31, 2010	December 31, 2009
	Significant Other Observable Inputs	Significant Other Observable Inputs
	(Level 2)	(Level 2)

Derivative instruments — asset position	$—	$417

Derivative instruments — liability position	$(12,061)	$(22,345)

Senior Notes	$(289,125)	$(319,500)

In accordance with the provisions of FASB ASC 350-20, goodwill was written down to their implied value, resulting in an impairment charge of $28,036 and $40,872 for the years ended December 31, 2010 and 2009, respectively, which was included in earnings for those years.  The Company used significant unobservable inputs (Level 3) in determining implied fair value of goodwill, as discussed in Note 4.

A reconciliation of fuel derivatives which are based on Level 3 inputs for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Fair value, January 1	$(132)	$—
Fair value, December 31	—	(132)
Unrealized gain (loss)	132	(132)
Realized gain, cash settlements received	10	155
Total gain, recorded as Other expense	$142	$23

14.                 REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2010, 2009 and 2008 was $136,321 $262,011 and $209,494, respectively.  Future minimum rental receipts, excluding any additional revenue relating to profit sharing arrangements under certain time charters, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts, as of December 31, 2010 will be $83,848 and $7,452 during 2011 and 2012, respectively.

15.                 LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease had a term of five years, which expired in February 2009, and required monthly payments by the Company of $125.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $0, $143 and $973, respectively, of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $1,255, $1,255 and $1,255, respectively, of expense associated with this lease.

Future minimum rental payments on the above lease for the next five years are as follows: 2011-$1,426, 2012- $1,426, 2013-$1,426, 2014- $1,426, 2015- $1,456, thereafter - $7,297.

The minimum future vessel operating expenses to be paid by the Company under fixed-fee ship management agreements in effect as of December 31, 2010 that will expire in 2011 are $2,571.  If the option periods are extended by the charterer of the Company’s Arlington Vessels, these ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments under these ship management agreements exclude such periods.

16.                 SIGNIFICANT CUSTOMERS

For the year ended December 31, 2010, the Company had no single customer that represented 10% or more of voyage revenues.  For the year ended December 31, 2009, the Company earned $124,400 and $76,513 from two customers who represented 35.8% and 22.0% of voyage revenues, respectively.  For the year ended December 31, 2008, the Company earned $132,990 from one customer who represented 40.8% of voyage revenues.

17.                 RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the years ended December 31, 2010, 2009 and 2008, Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, incurred office expenses of $58, $109 and $21, respectively. As of December 31, 2010 and 2009, a balance remains outstanding of $14 and $5, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred fees for legal services aggregating $109, $38 and $51, respectively, to the father of Peter C. Georgiopoulos. As of December 31, 2010 and 2009, a balance of $12 and $0 remains outstanding.

Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels, has incurred travel related expenditures for use of the Company aircraft and other miscellaneous expenditures during the years ended December 31, 2010, 2009 and 2008, totaling

$336, $139 and $337, respectively. As of December 31, 2010 and 2009, a balance of $159 and $10  remains outstanding.  Peter C. Georgiopoulos is a director of Genco.

During the years ended December 31, 2010, 2009 and 2008, Genco made available certain of its employees who performed internal audit services for the Company for which the Company was invoiced $200, $158 and $175, respectively, based on actual time spent by the employees. As of December 31, 2010 and 2009, a balance of $85 and $51 remains outstanding.

During the years ended December 31, 2010, 2009 and 2008, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to the Company’s vessels aggregating $30,060, $2,074 and $1,320, respectively, As of December 31, 2010 and 2009, a balance of $9,805 and $1,189 remains outstanding. During July 2006, an investment vehicle controlled by Peter Georgiopoulos and John Tavlarios, a member of the Company’s Board of Directors and an executive officer of the Company, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  During December 2006, Aegean completed its initial public offering.  At that time, Peter Georgiopoulos became Chairman of the Board of Aegean and John Tavlarios joined the Board of Directors of Aegean.

The Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended 2010, 2009 and 2008 for $68, $55 and $47, respectively. As of December 31, 2010 and 2009, a balance of $7 and $5, respectively, remains outstanding.

Pursuant to the Company’s revised aircraft use policy, the following authorized executives were permitted, subject to approval from the Company’s Chairman/ Chief Executive Officer, to charter the Company’s aircraft from an authorized third-party charterer for use on non-business flights: the former Chief Executive Officer (current Chairman of the Board of Directors), the former President of General Maritime Management LLC (current President of General Maritime Corporation), the Chief Financial Officer and the Chief Administrative Officer. The chartering fee to be paid by the authorized executive was the greater of: (i) the incremental cost to the Company of the use of the aircraft and (ii) the applicable Standard Industry Fare Level for the flight under Internal Revenue Service regulations, in each case as determined by the Company. The amount of use of the aircraft for these purposes was monitored from time to time by the Audit Committee. During the year ended December 31, 2009, no authorized executive chartered the Company’s aircraft from the third-party charterer.  Peter C. Georgiopoulos incurred charter fees totaling $14 payable directly to the third-party charterer.   During the year ended December 31, 2008, Peter C. Georgiopoulos chartered the Company’s aircraft from a third-party charterer on six occasions and incurred charter fees totaling $318 payable directly to the third-party charterer.  There was no personal usage of the Company’s aircraft incurred from other Company’s executives during the years ended December 31, 2009 and 2008. The Company terminated its lease of the aircraft as of February 9, 2009.

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination, and we have agreed to enter into a new registration rights agreement with him.  His new registration rights agreement is expected to have a term through 2022. See “Liquidity and Capital Resources — Refinancing Transactions” for a further discussion of Mr. Georgiopoulos’ registration rights.

18.                 SAVINGS PLAN

In November 2001, General Maritime Subsidiary established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements.  The Company assumed the obligations of General Maritime Subsidiary under the Plan during December 2008. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During the year ended December 31, 2010, 2009 and 2008, the Company’s matching contribution to the Plan was $262, $356 and $336, respectively.

19.   COMMON STOCK OFFERING

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

20.                STOCK-BASED COMPENSATION

2001 Stock Incentive Plan

On June 10, 2001, General Maritime Subsidiary adopted the General Maritime Corporation 2001 Stock Incentive Plan.  On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Acquisition. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan, the Company’s Compensation Committee, another designated committee of the Board of Directors, or the Board of Directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the Compensation Committee (or other committee or the Board of Directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

Stock Options

As of December 31, 2010 and 2009, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes all stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2008	9,883	$14.93	$7.27

Granted	—
Exercised	(3,183)	$14.02	$6.74
Forfeited	—
Outstanding, December 31, 2008	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2009	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2010	6,700	$15.35	$7.51

As of December 31, 2010 and 2009, all stock options were vested.

The following table summarizes certain information about stock options outstanding as of December 31, 2010:

	Options Outstanding, December 31, 2010			Options Exercisable, December 31, 2010
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	2.8	1,675	$10.88
$16.84	5,025	$16.84	3.4	5,025	$16.84

	6,700	$15.35	3.2	6,700	$15.35

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

On May 14, 2008, the Company granted a total of 17,420 shares of restricted common stock to the Company’s four independent Directors. Restrictions on the restricted stock lapsed on May 14, 2009 which was the date of the Company’s 2009 Annual Meeting of Shareholders.

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

On December 31, 2010, the Company made grants of restricted common stock in the amount of 697,784 shares to employees and officers of the Company.  The restrictions on all of these shares will lapse as to 25% of these shares on November 15, 2011 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2014. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 is $3.59, $7.41 and $10.85 per share, respectively.

A summary of the activity for restricted stock awards during the years ended December 31, 2010, 2009 and 2008 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding and nonvested, January 1, 2008	3,227,007	$21.61

Granted	394,145	$10.85
Vested	(267,939)	$25.22
Forfeited	(13,208)	$24.61

Outstanding and nonvested, December 31, 2008	3,340,005	$20.04

Granted	416,322	$7.41
Vested	(1,150,382)	$8.98
Forfeited	(18,662)	$16.85

Outstanding and nonvested, December 31, 2009	2,587,313	$22.95

Granted	754,952	$3.59
Vested	(358,245)	$14.67
Forfeited	(9,869)	$9.31

Outstanding and nonvested, December 31, 2010	2,974,151	$19.07

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Restricted Stock Grant Date:

February 9, 2005	$738	$738	$739	$646	$—	$—	$2,861
April 5, 2005	1,749	1,753	1,749	1,749	—	—	7,000
December 21, 2005	974	976	974	974	851	—	4,749
December 18, 2006	628	541	539	539	539	472	3,258
December 21, 2007	992	728	620	620	620	1,165	4,745
December 15, 2008	224	98	11	—	—	—	333
December 23, 2008	305	172	71	—	—	—	548
December 24, 2009	696	366	147	—	—	—	1,209
May 13, 2010	161	—	—	—	—	—	161
December 31, 2010	1,212	609	319	128	—	—	2,268

Total by year	$7,679	$5,981	$5,169	$4,656	$2,010	$1,637	$27,132

As of December 31, 2010 and 2009, there was $27,132 and $33,086, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2010, this cost is expected to be recognized with a credit to paid-in capital over a weighted-average period of 2.2 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2010, 2009 and 2008 was $8,573, $10,070 and $11,417, respectively.

21.                 STOCK REPURCHASE PROGRAM

In October 2005, General Maritime Subsidiary’s Board of Directors approved a share repurchase program for up to a total of $200,000 of its common stock. In February 2006, General Maritime Subsidiary’s Board of Directors approved an additional $200,000 for repurchases of its common stock under the share repurchase program.  On December 16, 2008, the Company’s Board approved repurchases by the Company of its common stock under a share repurchase program for up to an aggregate total of $107,119.  The Board of Directors will periodically review the program. Share repurchases will be made from time to time for cash in open market transactions at prevailing market prices or in privately negotiated transactions. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program adopted under Rule 10b5-1 under the Securities Exchange Act. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time in the Company’s discretion and without notice. Pursuant to the amendment to the 2005 Credit Facility dated November 12, 2009, stock repurchases are no longer permitted under the 2005 Credit Facility.

Through December 31, 2010, the Company repurchased and retired 11,830,609 shares of its common stock for $292,881.

Pursuant to the indenture for the Senior Notes dated November 12, 2009, as amended and restated, stock repurchases are no longer permitted under the indenture for the Senior Notes.

22.                 LEGAL PROCEEDINGS

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

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for approximately $5,800 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $500.  In October 2010, the Company entered into a settlement agreement with the U.S. National Pollution Fund in which the Company agreed to pay approximately $6,273 in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s Protection and Indemnity Underwriters. Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

The U.S. Department of Justice also investigated the Company’s involvement in the spill incident.  On February 28, 2011, the U.S. Department of Justice notified the Company that the investigation has been closed and, therefore, the Company does not expect that any charges, fines and/or penalties will be levied against the Company or any of its subsidiaries.

The Company has been cooperating in these investigations and has posted a surety bond to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and management believe that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10 deductible.

23.                 UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included on a quarterly basis.

	2010 Quarter Ended				2009 Quarter Ended
	March 31	June 30	Sept 30	Dec 31 (a)(b)	March 31	June 30	Sept 30	Dec 31 (a)

Voyage revenues	$97,556	$91,467	$98,264	$99,874	$92,349	$80,226	$96,706	$81,239
Operating income (loss)	9,604	4,493	(3,559)	(143,983)	26,350	15,454	23,058	(40,077)
Net income (loss)	$(9,079)	(14,309)	(26,033)	(167,241)	18,896	7,279	14,755	(52,925)

Earnings Per Common Share:
Basic	$(0.16)	$(0.25)	$(0.30)	$(1.93)	$0.35	$0.13	$0.27	$(0.96)
Diluted	$(0.16)	$(0.25)	$(0.30)	$(1.93)	$0.34	$0.13	$0.27	$(0.96)

Weighted-Average Shares Outstanding (in thousands):
Basic	55,661	58,373	86,304	86,458	54,510	54,535	54,551	55,094
Diluted	55,661	58,373	86,304	86,458	55,489	55,591	55,529	55,094

(a)          As discussed in Note 4, during the fourth quarter of 2010 and the fourth quarter of 2009, the Company recorded a goodwill impairment of $28,036 and $40,872, respectively.

(b)         As discussed in Note 6, during the fourth quarter of 2010, the Company recorded a loss on impairment of vessels of $99,678.

24.                 SUBSEQUENT EVENTS

On January 14, 2010, the Company entered into an agreement to amend the terms of its Bridge Loan Credit Facility which changed the date by which the Company was required to sell sufficient assets to repay the loans from January 15, 2011 to February 15, 2011.  The Bridge Loan Credit Facility was repaid on February 8, 2011.

On January 18, 2011, the Company entered into memoranda of agreement (the “MOAs”) to sell the Genmar Concord, the Stena Concept and the Stena Contest to affiliates of Northern Shipping Fund Management Bermuda, Ltd. (“Northern Shipping”) for net proceeds totaling $61,740. The sale of the three vessels under the MOAs is subject to the leaseback of the vessels under bareboat charters to be entered into with the purchasers of the vessels, the completion of definitive documentation and customary closing conditions.

On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from their Subsidiary Guarantees as a result.

On January 31, 2011, the Company received waivers to its 2005 Credit Facility, 2010 Credit Facility and Bridge Loan Credit Facility to waive the Company’s requirement to maintain a minimum of $50,000 in cash and cash equivalents pursuant to each credit facility. It did not meet this minimum cash balance as of December 31, 2010. These waivers waive this minimum cash balance requirement and are effective from December 31, 2010 through February 28, 2011. After this date, the original terms of the credit facilities will apply.  With the receipt of these waivers, the Company is in compliance with each of its credit facilities.

On January 31, 2011, the Company completed the sales of the Stena Contest and the Genmar Concord to affiliates of Northern Shipping.  On February 4, 2011, the Company completed the sale of the Stena Concept to Northern Shipping. Proceeds from the sale of these three vessels aggregated $61,740.  A portion of these proceeds were used to repay the Company’s Bridge Loan Credit Facility, plus $100 in fees and accrued and unpaid interest on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision, a 2001-built VLCC was released from its mortgage.

In connection with the sales of the Stena Contest, the Genmar Concord and the Genmar Concept, each vessel has been leased back to subsidiaries of the Company under bareboat charters entered into with Northern Shipping for a period of seven years at a rate of $6,500 per day per vessel for the first two years of the charter period and $10,000 per day per vessel for the remainder of the charter period.  The obligations of the subsidiaries are guaranteed by the Company.  As part of these agreements, the subsidiaries will have options to repurchase the vessels for $24,000 per vessel at the end of year two of the charter period, $21,000 per vessel at the end of year three of the charter period, $19,500 per vessel at the end of year four of the charter period, $18,000 per vessel at the end of year five of the charter period, $16,500 per vessel at the end of year six of the charter period, and $15,000 per vessel at the end of year seven of the charter period.

On February 8, 2011, the Company sold the Genmar Princess for net proceeds of $7,469 and subsequently paid $8,172 as a permanent reduction of the 2005 Credit Facility.

On February 23, 2011, the Company sold the Genmar Gulf for net proceeds of $11,010 and subsequently paid $11,560 as a permanent reduction of the 2005 Credit Facility.

On March 18, 2011, the Company sold the Genmar Constantine for net proceeds of $7,310 and subsequently paid $8,770 as a permanent reduction of the 2005 Credit Facility.

On March 15, 2011, the Company entered into a memorandum of Agreement for the sale of the Genmar Progress for $8,000.

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement (the “Oaktree Credit Agreement”) with affiliates of Oaktree Capital Management, L.P. pursuant to which the lender (the “Oaktree Lender”) has agreed to make a $200,000 investment in pay-in-kind toggle floating rate secured notes (the “Oaktree Notes”) to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants to be issued by the Company (the “Warrants”) for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share. The Company plans to use the proceeds from this transaction to repay a portion of its existing credit facilities. The Oaktree Lender’s obligation to consummate the Oaktree Notes transaction and the other transactions contemplated by the Oaktree Credit Agreement is subject to conditions. In addition, in order to consummate these transactions, the Company will be required to refinance its 2005 Credit Facility and amend its 2010 Credit Facility. The Company is currently pursuing discussions with the lenders under its 2010 Credit Facility to amend its covenants and security and guaranty arrangements, and to permit the financing contemplated by the Oaktree Credit Agreement, as well as the proposed new revolving credit facility described below. In addition, the issuance of the Warrants (including any Warrants issued pursuant to anti-dilution protection provisions), and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the New York Stock Exchange.

The Oaktree Credit Agreement provides that the Oaktree Notes will have a seven year maturity and bear interest at a rate per annum based on LIBOR (with a minimum of 3%) plus a margin ranging from 6% to 9%. Interest will be payable, at the Company’s option, in cash or in the form of additional Oaktree Notes. The Oaktree Notes will be secured on a third lien basis by substantially all of the Company’s assets and will be guaranteed by the Company’s subsidiaries that guarantee its other credit facilities.

On March 21, 2011, the Company entered into a commitment letter (the “Commitment Letter”), for a new revolving credit facility in the amount of the lesser of $550,000 and 65% of the fair market value as of the closing date of the vessels to be mortgaged under such new revolving credit facility, primarily to refinance the 2005 Credit Facility, to issue letters of credit and for general corporate purposes. The Commitment Letter provides that these two lead banks would provide up to $210.4 million under the new revolving credit facility. The Commitment Letter contemplates a five-year senior secured revolving credit facility, including a $25 million letter of credit facility.  The transactions contemplated by the Commitment Letter are subject to the Company obtaining commitments for the balance of the total facility amount, the receipt of proceeds from the Oaktree Notes, completion of amendments to our 2010 Credit Facility to accommodate the transactions contemplated by the Commitment Letter, and customary conditions, including completion of satisfactory documentation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with, the Company’s independent auditors regarding the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation

New York, New York

We have audited the internal control over financial reporting of General Maritime Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 30, 2011

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

The following table sets forth certain information with respect to the Company’s directors.

Name	Age	Class	Position
John P. Tavlarios	49	I	Director and President
Peter S. Shaerf	56	I	Director
Peter C. Georgiopoulos	49	II	Chairman and Director
William J. Crabtree	67	II	Director
Dr. E. Grant Gibbons	58	II	Director
Rex W. Harrington	77	III	Director
George J. Konomos	71	III	Director

Under the Company’s amended and restated Articles of Incorporation, the Board of Directors (the “Board”) is classified into three classes. Each class is elected to serve a three-year term.  The terms of the classes are staggered so that the term of only one class expires each year.  All directors serving in Class III have terms expiring at the 2011 Annual Meeting.  The terms for directors in Class I expire at the 2012 Annual Meeting, and the terms for directors in Class II expire at the 2013 Annual Meeting.

Directors are elected by a plurality of the votes cast at the Annual Meeting of Stockholders, either in person or by proxy.  Votes that are withheld will be excluded entirely from the vote and will have no effect.

Class I Directors — Terms Expiring at the 2012 Annual Meeting

John P. Tavlarios has served as a director of the Company and our President since December 2008.  He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008. He served as the President and Chief Operating Officer of General Maritime Subsidiary from May 2001 until December 31, 2002. Following our internal reorganization which took effect at the close of business on December 31, 2002 through December 2008, he served as the Chief Executive Officer of our tanker operating subsidiary, General Maritime Management LLC. From its inception in 1997 to January 2000, Mr. Tavlarios served as Executive Vice President of General Maritime Subsidiary or its predecessors. From 1995 to 1997, he was affiliated with Maritime Equity Management, a ship-owning and investment company, where he served as Director of Marine Operations. From 1992 to 1995, Mr. Tavlarios was President and founder of Halcyon Trading Company, a consulting firm specializing in international business development with a particular emphasis on the international oil industry. From 1984 to 1992, he was employed by Mobil Oil Corporation, spending most of his tenure in the Marine Operations and the Marketing and Refining divisions. Prior to 1984, Mr. Tavlarios was involved in his family’s shipping business, assisting in marine operations. Mr. Tavlarios is a member of the American Bureau of Shipping, the Det Norske Veritas North American Committee, the Skuld board of directors, the Directors Committee and the North American Panel of INTERTANKO, the organization of independent tanker owners and on the Board of Trustees of the Seaman’s Church Institute. Mr. Tavlarios is also a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange.  As a result of these and other professional experiences, Mr. Tavlarios possesses knowledge and experience regarding our history and operations, the shipping and international oil industry, that strengthen the Board’s collective qualifications, skills and experience.

Peter S. Shaerf has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008. Since 2002, Mr. Shaerf has been a Managing Director of AMA Capital Partners, an investment bank and private equity firm specializing in the maritime industry. From 1998 until April 2002, Mr. Shaerf was a Managing Director of Poseidon Capital Corp., an independent maritime consulting and investment company that works extensively in the investment community. From 1980 to 2002, he was a partner of The Commonwealth Group, a brokerage and consulting company that specializes in the dry cargo and liner shipping industry. From 1977 to 1980, he was a director of Common Brothers U.S.A. Ltd., a shipbroking subsidiary of a British shipowner of dry cargo and tanker tonnage.  He is a director of TBS International Ltd., a company listed on the NASDAQ National Market and a director of Seaspan Corporation, a company listed on the New York Stock Exchange. Mr. Shaerf is Chairman of New York Maritime Inc. (NYMAR), a leading global trade association that promotes New York as a maritime center. Mr. Shaerf is a member of the American Bureau of Shipping.  Mr. Shaerf holds a B.A. degree in international business law from the London Metropolitan University.  As a result of these and other professional experiences, Mr. Shaerf possesses knowledge and experience regarding the shipping industry and ship finance, that strengthen the Board’s collective qualifications, skills and experience.

Class II Directors — Terms Expiring at the 2013 Annual Meeting

Peter C. Georgiopoulos is our founder and has served as Chairman and a director of the Company since December 2008. He previously served in those same positions for General Maritime Subsidiary Corporation or its predecessors from its inception in 1997 until December 2008. From 1997 to 2008, he served as CEO of General Maritime Subsidiary or its predecessors, and he served as its President from 2003, following its internal reorganization, until 2008, as well. From 1991 to 1997, Mr. Georgiopoulos was the principal of Maritime Equity Management, a ship-owning and investment company which he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Prior to entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for shipowners in New York and Piraeus, Greece.  Mr. Georgiopoulos is a member of the American Bureau of Shipping. Mr. Georgiopoulos is also Chairman and a director of Genco Shipping & Trading Limited, a company listed on the New York Stock Exchange, Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange and Baltic Trading Limited, a company listed on the New York Stock Exchange.  He also holds an MBA from Dartmouth College.  As a result of these and other professional experiences, Mr. Georgiopoulos possesses knowledge and experience regarding our history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

William J. Crabtree has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008.  From 1972 to 1996, Mr. Crabtree served in various capacities from Marine Counsel to Chairman of Universe Tankships (Delaware), Inc., a company owned by the D.K. Ludwig Organization, which was predecessor to Universe Tankships (Delaware) LLC, where he gained extensive executive and management experience. Mr. Crabtree served as counsel for the Commonwealth Oil Refining Company from 1971 to 1972. From 1968 to 1970, Mr. Crabtree was an associate at the law firm of Kirlin, Campbell and Keating. Mr. Crabtree is a member of the American Bureau of Shipping.  As a result of these and other professional experiences, Mr. Crabtree possesses knowledge and experience regarding the shipping industry and matters of maritime law that strengthen the Board’s collective qualifications, skills and experience.

Dr. E. Grant Gibbons has served as a director of the Company since December 2008. Dr. Gibbons has been a member of the Bermuda Parliament since 1994. From 1995 to 1998, Dr. Gibbons served as the Bermuda Minister of Finance and served as the opposition Shadow Minister of Finance from 1999 to 2006. Dr. Gibbons was the Parliamentary Leader of the opposition United Bermuda Party from 2001 to 2006. Dr. Gibbons currently serves as a director of Edmund Gibbons Limited, a Bermuda-domiciled, diversified, privately-held business, and as Deputy Chairman, Colonial Group International, Ltd., a privately-held insurance company operating in Bermuda and throughout the Caribbean. Dr. Gibbons also currently serves as a director of Syncora Holdings Limited, a publicly-listed holding company, whose operating subsidiaries provide financial guaranty insurance, reinsurance and other credit enhancement products internationally.  From 2004 through 2008, Dr. Gibbons served as a director of Arlington Tankers Ltd., a publicly-listed shipping company.  Dr. Gibbons is a resident of Bermuda and a citizen of Bermuda (British Overseas Territory).  The Board and Nominating and Corporate Governance Committee considered Dr. Gibbons as a director nominee in 2008.  As a result of these and other professional experiences, Dr. Gibbons possesses knowledge and experience regarding our acquired Arlington subsidiary, the shipping industry, and general business and finance, that strengthen the Board’s collective qualifications, skills and experience.

Class III Directors — Terms Expiring at the 2011 Annual Meeting

Rex W. Harrington has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008.  Mr. Harrington served as shipping advisor to the Royal Bank of Scotland plc from his retirement in 1998 until 2001. Mr. Harrington served as Director of Shipping of the Royal Bank of Scotland plc from 1990 to 1998, Assistant General Manager, Shipping from 1980 to 1990 and Senior Manager, Shipping from 1973 to 1980. From 1969 to 1973 Mr. Harrington served as an executive of Baring Brothers & Co., Ltd., an international merchant banking firm, and from 1957 to 1969 served in various capacities in the Bank of England. Mr. Harrington served as a director of Navios Maritime Holdings Inc., a company listed on the New York Stock Exchange until 2010, and served as a senior consultant to the Bank of America on shipping until 2010. He is a member of the General Committee of Lloyd’s Register, the Steering Committee of the London Shipping Law Centre, the London Advisory Panel of InterCargo and the Baltic Exchange. Mr. Harrington is a deputy chairman of the International Maritime Industries Forum. He was a director of Dampskibsselspaket TORM, a company listed on the NASDAQ National Market and the Copenhagen Stock Exchange from 2003 to 2006, a director of Clarksons (International Shipbrokers) from

1995 to 1998, and a director of Lloyd’s Register from 1994 to 1999. Mr. Harrington has a Masters degree from the University of Oxford and he is a British citizen resident in the United Kingdom.  As a result of these and other professional experiences, Mr. Harrington possesses knowledge and experience regarding finance and the shipping industry, that strengthen the Board’s collective qualifications, skills and experience.

George J. Konomos has served as director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from July 2008 until December 2008.  Mr. Konomos is a Senior Advisor with Latigo Partners L.P., an alternative asset manager, which he joined in October 2005. Mr. Konomos was previously the Co-Portfolio Manager at Mellon-HBV Rediscovered Opportunities Fund from 2000 to 2005. Mr. Konomos’ experience prior to joining Mellon-HBV includes eleven years as an Investment Manager at Baker Nye Investments, service as a senior advisor to the World Bank on privatizations and financial restructurings of state-owned companies and a 14-year career in investment banking at Lehman Brothers and Samuel Montague & Co.  He has a B.S. in economics from the University of Arizona, an M.A. in economics from American University, and a J.D. from George Washington University Law School. Mr. Konomos is also a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange.  As a result of these and other professional experiences, Mr. Konomos possesses knowledge and experience regarding banking, finance and the capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Board Meetings and Committees

During fiscal year 2010, there were seven meetings of the Board, each of which was attended by all Board members, with the exception of one Board meeting for which Peter S. Shaerf was absent.  A quorum of directors was present, either in person or telephonically, for all such meetings.  Actions were also taken during the year by the unanimous written consent of the directors.  During 2010, all directors attended at least 75% of the total number of meetings of the Board and the total number of meetings of all committees of the Board on which they served.  All of the directors, except for Peter S. Shaerf, attended the 2010 Annual Meeting of Shareholders on May 13, 2010.

Since its formation on December 16, 2008 in connection with the Arlington acquisition, the Company’s Audit Committee has been comprised of William J. Crabtree, Rex W. Harrington and George J. Konomos, all of whom qualify as independent under the listing requirements of the NYSE and are financially literate.  George J. Konomos is a financial expert as defined under Item 407(d)(5)(ii) of Regulation S-K.  Please refer to Mr. Konomos’ biographical information for his relevant experience.  Commencing upon the conclusion of the 2011 Annual Meeting, Dr. E. Grant Gibbons will become a member of the Audit Committee.  Dr. Gibbons qualifies as independent under the listing requirements of the NYSE and is financially literate.  Through its written charter, effective as of December 16, 2008, the Audit Committee has been delegated the responsibility of reviewing with the independent auditors the plans and results of the audit engagement, reviewing the adequacy, scope and results of the internal accounting controls and procedures, reviewing the degree of independence of the auditors, reviewing the auditor’s fees and recommending the engagement of the auditors to the full Board.  The Audit Committee held six meetings during fiscal year 2010, each of which was attended by all committee members.

Since its formation on December 16, 2008 in connection with the Arlington acquisition, the Company’s Compensation Committee has been comprised of William J. Crabtree, George J. Konomos and Peter S. Shaerf.  Through its written charter, effective as of December 16, 2008, the Compensation Committee administers the Company’s stock incentive plan and other corporate benefits programs.  The Compensation Committee also considers from time to time matters of compensation philosophy and competitive status, and reviews, approves, or recommends executive officer bonuses and director and executive officer equity grants and other compensation.  The Compensation Committee held six meetings during fiscal year 2010, each of which was attended by all committee members.

From its formation on December 16, 2008, in connection with the Arlington acquisition, through May 14, 2009, the Company’s Nominating and Corporate Governance Committee (the “Nominating Committee”) was comprised of William J. Crabtree, Rex W. Harrington and Peter S. Shaerf.  On May 14, 2009, Dr. E. Grant Gibbons replaced William J. Crabtree as a member of the Company’s Nominating Committee.  As a result, the Company’s Nominating Committee is currently comprised of Dr. E. Grant Gibbons, Rex W. Harrington and Peter S. Shaerf.  Through its written charter, effective as of December 16, 2008, the Nominating Committee assists the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and in developing and implementing the Company’s Corporate Governance Guidelines.  The Nominating Committee is tasked with leading the search for individuals qualified to become members of the Board and selecting director nominees to be presented for shareholder approval at the annual meeting.  The Nominating Committee has the authority to retain any search firm engaged to assist in identifying director candidates, and to retain outside counsel and any other advisors as the Nominating Committee may deem appropriate in its sole discretion.  The Nominating Committee seeks individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who will be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders.  The Nominating Committee will consider shareholder recommendations of director candidates on the same basis, which should be sent to the attention of the corporate secretary at the Company’s headquarters.  The Nominating Committee held four meetings during fiscal year 2010, each of which was attended by all committee members.

The Nominating Committee considers many factors when determining the eligibility of candidates for nomination to the Board. The Nominating Committee does not have a diversity policy; however, in the event of a vacancy, the Nominating Committee’s goal is to nominate candidates from a broad range of experiences and backgrounds who can contribute to the board’s overall effectiveness in meeting its mission.

Executive Sessions

To assure free and open discussion and communication among the non-management directors, the non-management directors will seek to meet at least annually and may meet as the non-management directors deem appropriate.  The presiding director at any executive session with the non-management directors will be selected by a majority of the non-management directors present at the meeting.  During fiscal year 2010, there were two executive sessions of the non-management directors of the Company.

Board Leadership Structure

As noted above, our Board is currently comprised of five independent and two non-independent directors.  We recognize that different Board leadership structures may be appropriate for the Company during different periods of time and under different circumstances.  We believe that our current Board leadership structure is suitable for us because it allows us to consider a broad range of opinions in the course of our Board deliberations, including those with knowledge of the Company’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

The Board does not have a policy on whether or not the roles of President and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee Directors or be an employee. The Board believes that it should have the flexibility to make a determination from time to time in a manner that is in the best interests of the Company and its shareholders at the time of such determination.

Our Board has placed the responsibilities of Chairman with a non-employee member of the Board.  Our Chairman has been closely involved with the Company since its founding in various roles including Chief Executive Officer.  Given his unique knowledge, experience and relationship with both the Board and management, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board members as they provide oversight to our management team.

Our Corporate Governance Guidelines provide the flexibility for our Board to modify or continue our leadership structure in the future, as it deems appropriate.

INFORMATION CONCERNING EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers (other than Peter C. Georgiopoulos and John P. Tavlarios, for whom information is set forth above under the heading “Information Concerning Directors”).

Name	Age	Position
Peter C. Georgiopoulos	50	Chairman and Director
Jeffrey D. Pribor	53	Executive Vice President and Chief Financial Officer
John C. Georgiopoulos	47	Executive Vice President, Treasurer and Secretary
Peter S. Bell	52	Manager and Commercial Director of General Maritime Management LLC
Milton H. Gonzales, Jr.	56	Manager, Technical Director and Maritime Compliance Officer of General Maritime Management LLC

Jeffrey D. Pribor has served as our Executive Vice President and Chief Financial Officer since December 2008. Prior to that, he served as Chief Financial Officer of General Maritime Subsidiary Corporation from September 2004 until December 2008. He also served as an Executive Vice President of General Maritime Subsidiary Corporation from 2005 until December 2008 and as a Vice President from 2004 to 2005. Mr. Pribor has over 20 years of banking, capital markets, shipping and legal experience. From 2002 to 2004, Mr. Pribor served as Managing Director and President of DnB NOR Markets Inc., the US investment banking division of DnB NOR ASA, where he was responsible for mergers and acquisitions, strategic advisory services and US capital market activities for the bank’s shipping, offshore, logistics and energy clients. From 2000 to 2002, Mr. Pribor was Managing Director, Investment Banking at ABN AMRO Inc., where he was responsible for all commercial and investment banking activities for shipping and other transportation companies in North America. Prior to that, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics Investment Banking for ING Barings. He also worked for over 10 years in the Mergers and Acquisitions group at Merrill Lynch and as an associate attorney in the corporate and banking law practice of Milbank, Tweed, Hadley and McCloy.  Mr. Pribor earned his B.A. in Economics and Political Science from Yale University. He also earned his JD and MBA from Columbia University. Mr. Pribor is currently a director of Global Ship Lease, Inc.

John C. Georgiopoulos has served as an Executive Vice President, Treasurer and Secretary of the Company since December 2008. From its inception in 1997 to 2000 and from 2003 to 2004, Mr. Georgiopoulos served as Chief Financial Officer of General Maritime Subsidiary Corporation or its predecessors. Mr. Georgiopoulos served as Chief Administrative Officer and Treasurer of General Maritime Subsidiary Corporation or its predecessors from July 2000 until December 2008. He also served as an Executive Vice President of General Maritime Subsidiary Corporation from 2005 until December 2008 and as a Vice President from 2000 to 2005. From 1994 to 1997, he was involved in his family’s private real estate and investment management business. From 1991 to 1994, Mr. Georgiopoulos was an officer of Atlantic Bank of New York. From 1987 to 1991, he was a Vice President of Atlas Management, a shipping and real estate company in New York.

Peter S. Bell has served as Manager and Commercial Director of General Maritime Management LLC since February 2009. Prior to that, he served as Senior Vice President—Head of Commercial at General Maritime Management LLC from August 2005 through February 2009. From April 2002 to May 2005, Mr. Bell served as Managing Director at Teekay Shipping (Singapore) Pte. Ltd. where he was responsible for commercial activities including the chartering of crude and products tankers in the Singapore region. In this role, Mr. Bell also had overall responsibility for Business Development, Marine Operations and Agency, and Technical Support in the Singapore region. Prior to this, Mr. Bell was the Director of Business Development at Teekay Shipping Canada Limited from March 1998 to April 2002. In this role, Mr. Bell was responsible for identifying, investigating and developing strategies for entry into new business areas. Prior to that, Mr. Bell was a Project Broker with MJLF & Associates from September 1996 to March 1998. He also served as Vice President of Chartering at Maritime Overseas Corporation (Overseas Shipholding Group) for over seventeen years.

Milton H. Gonzales, Jr. has served as Manager and Technical Director of General Maritime Management LLC since February 2009 and as Maritime Compliance Officer of General Maritime Management LLC since April 2009. Prior to that, he served as Senior Vice President—Technical Operations of General Maritime Management LLC from August 2005 through February 2009, and as Vice President—Technical Operations from 2004 to 2005. From 2000 to 2004, Mr. Gonzales was Vice President—Marine and Technical Operations of Cunard Line Limited Cruise Company. Prior to that, Mr. Gonzales worked at Sea-Land Service for fourteen years. Mr. Gonzales is a member of the American Bureau of Shipping, Lloyd’s Register North American Advisory Committee and the Marshall Islands’ Registry Quality Council.

Peter C. Georgiopoulos and John C. Georgiopoulos are brothers.  There are no other family relationships among our executive officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the 1934 Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of General Maritime’s equity securities are required to file with the Securities and Exchange Commission reports of their ownership of, and transactions in, the Company’s common stock. Based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, the Company believes that during the fiscal year ended December 31, 2010 its executive officers and directors complied with the Section 16(a) requirements; except that one report, covering one transaction occurring on August 9, 2010, was filed late by Mr. Bell.

CODE OF ETHICS

All directors, officers, employees and agents of the Company must act ethically at all times and in accordance with the policies set forth in the Company’s Code of Ethics.  Under the Company’s Code of Ethics, the Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver.  Such waivers may only be made by the Audit Committee.

The Company’s Code of Ethics is available on the Company’s website at www.generalmaritimecorp.com and is available in print to any shareholder upon request.  The Company intends to provide any disclosures regarding the amendment or waiver of its Code of Ethics on its website.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.generalmaritimecorp.com.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the New York Stock Exchange during 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the Company’s compensation program as it relates to our President and our Chief Financial Officer, as well as each of our three most highly compensated executive officers for the fiscal year 2010, all of who we refer to together as our “named executives.”  We treat Peter C. Georgiopoulos as an executive officer of the Company for securities law purposes, although he is not an employee or a corporate officer and is not paid a salary.

Our named executives for fiscal year 2010 were as follows:

Peter C. Georgiopoulos	Chairman and Director
John P. Tavlarios	President and Director
Jeffrey D. Pribor	Executive Vice President and Chief Financial Officer
John C. Georgiopoulos	Executive Vice President, Treasurer and Secretary
Peter S. Bell	Manager and Head of Commercial Department of General Maritime Management LLC

Detailed compensation information for each of the named executives is presented in the tables following this discussion in accordance with SEC rules.

Overview of 2010

The amount of cash bonuses for 2010 paid to our named executives (excluding Peter C. Georgiopoulos) declined an aggregate of 32.8% and the aggregate value of restricted stock grants for 2010 to such executives declined 43.5%.  As a result, the aggregate value of salaries, bonuses and the value of restricted stock grants for each of the named executives (excluding Peter C. Georgiopoulos) for 2010 were 21-37% lower than the prior fiscal year, as discussed further in this section.  Peter C. Georgiopoulos receives no salary or bonus from the Company.  His total compensation was directors fees and benefits (detailed below) of less than $100,000 in either year as well as customary non-employee director restricted stock grants.  In addition, in 2010, we awarded him a special restricted stock grant of 250,000 shares with a grant date value of $812,500.

The Compensation Committee’s decisions for fiscal 2010 balanced the Company’ mixed financial performance in 2010 against the achievements of our named executives for the year.  Fiscal 2010 was a challenging year for the Company.  During this period, we experienced unfavorable market conditions, a significant decline in charter rates and a significant increase in interest expense.  We also incurred substantial goodwill impairments and writedowns.  These factors had a negative effect on our revenues, operating margins and results of operations. These challenges created significant demands upon our named executives.

During an economic down cycle, executives are called on to perform at very high levels but such performance and contribution may not be reflected in the Company’s financial performance due to factors beyond their control.  Despite economic challenges, the Company made significant progress in positioning itself to improve its performance in 2011 and beyond.  In particular, the Company consummated a major vessel acquisition and financed this acquisition through credit facilities and an equity offering.

The Compensation Committee believes that is appropriate for some components of compensation to decline in light of the factors discussed above.  The Compensation Committee also believes it is important to recognize the continued performance and contribution of our named executives during this period and to recognize their role in the Company’s achievement of several successful initiatives.

How Compensation Decisions are Made

Role of Compensation Committee.  Our executive compensation program is overseen by the Compensation Committee, which is composed of three non-employee directors:  William J. Crabtree, George J. Konomos and Peter S. Shaerf.  The Compensation Committee establishes and administers our compensation policies, determines or recommends cash compensation of the Company’s senior management and determines or recommends equity grants to the Company’s senior management and other key employees under the Company’s 2001 Stock Incentive Plan (which the Company assumed from General Maritime Subsidiary in connection with the Arlington acquisition) (the “2001 Stock Incentive Plan”).  The Board has approved the General Maritime Corporation 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”) as the successor to the Company’s 2001 Stock Incentive Plan.  At the 2011 Annual Meeting, the Company will seek shareholder approval of the 2011 Stock Incentive Plan.  Future equity awards to the named executives will be granted under the 2011 Stock Incentive Plan if it is approved by the shareholders.

Each year, the Compensation Committee conducts an evaluation of each named executive to determine if changes in the officer’s compensation are appropriate based on the considerations discussed in this section.  In evaluating compensation for our named executives, the Compensation Committee reviews tally sheets and other summaries that include the following information:

•                  Salary and cash bonus compensation for prior years since 2001 (which was the year in which General Maritime Subsidiary’s limited public offering occurred);

•                  Restricted stock granted in prior years since 2001;

•                  Vested and unvested shares of restricted stock held; and

•                  The value of benefits and perquisites.

Role of Compensation Consultant.  The Compensation Committee has selected and directly retained Steven Hall & Partners, an independent compensation consultant, to review the Company’s non-employee directors’ compensation program for competitiveness in regards to levels and methods of compensation and to advise on current trends and issues in non-employee directors’ compensation.  The Compensation Committee also retained Steven Hall & Partners for assistance in matters including evaluating compensation and performance data for peer companies; advising the Compensation Committee on current trends in compensation, methods of evaluation and different compensation mechanisms; and responding to other issues raised by the Compensation Committee.  The Compensation Committee did not solicit recommendations from this or any other consultant as to the form or amounts of compensation to be awarded to the Company’s named executives.

Role of Chairman and Management.  The Compensation Committee consults with our Chairman regarding compensation matters generally and with our senior executives regarding their views on their compensation and the compensation of those who report to them directly or indirectly.  At the end of our fiscal year, our Chairman reviews with the Compensation Committee the Company’s performance and accomplishments during the year.

Our Compensation Philosophy

The Company’s goal for its executive compensation program is to attract, motivate and retain a talented team of executives who will provide leadership for the Company’s success and enable the Company to compete effectively.  The Company seeks to accomplish this goal in a way that aligns executives’ interests with shareholders and rewards our executives for and encourages achievement of the Company’s annual and longer-term performance objectives and aligns our executives’ interests with those of our shareholders.

In light of the cyclical nature of the shipping industry and the volatile and unpredictable markets in which the Company operates, the Company does not establish targets for executive pay, and compensation levels generally are not determined through a benchmarking process. Instead, the compensation of our senior executives is determined or recommended by the Compensation Committee in its discretion based upon a holistic assessment of Company performance. This approach allows flexibility in awards based on the Compensation Committee’s assessment of each executive’s performance.

Compensation Objectives

Performance.  The amount of compensation for each named executive is based on the Compensation Committee’s assessment of factors including his level of responsibility and management experience, the Company’s performance and the named executive’s individual performance and contributions to improving shareholder value.  In order to provide proper incentives to each executive and appropriately reward performance, the Compensation Committee assesses the proper balance of short-and long-term compensation as well as the form of such compensation, such as cash or equity grants.  Specific factors affecting compensation decisions for the named executives include:

•                  key financial measurements;

•                  strategic objectives such as acquisitions, dispositions or joint ventures;

•                  the Company’s ability to acquire and dispose of vessels on favorable terms; and

•                  achieving operational goals for the Company or particular area of responsibility for the named executive such as operations, chartering or finance.

The Compensation Committee also considers the performance of companies that the Compensation Committee regards as competitors or peers of the Company, including DHT Maritime, Inc., Frontline Ltd., Knightsbridge Tankers Ltd., Nordic American Tanker Shipping Ltd., Omega Navigation Enterprises, Inc., Overseas Shipholding Group, Inc., Teekay Corporation, and Tsakos Energy Navigation Ltd.

Alignment of Interests.  We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of financial measurements which we believe are relevant measurements of long-term shareholder value.  In 2010, these included:

•                  revenue;

•                  net income;

•                  total capital;

•                  return on equity;

•                  return on invested capital; and

•                  total shareholder return (reflecting changes in stock price and dividends).

The Compensation Committee believes that use of equity incentive compensation strongly aligns the interests of the named executives with shareholders as equity incentive compensation links a significant portion of compensation to fluctuations in shareholder value and exposes executives to investment risks similar to those of our shareholders because the total value of those awards corresponds to stock price appreciation and dividend rate.

Recruitment and Retention.  To attract and retain a highly-skilled work force, we believe that the compensation of our executives should reflect the value of each named executive’s job in the marketplace.  We attempt to retain our executives by using continued service as a determinant of total pay.  In this connection, we have provided for extended vesting terms of our equity grants to our executives.

Elements of the Compensation Program

The compensation program for the named executives consists of two main components:

•    Fixed compensation comprised of base salaries; and

•    Variable incentive compensation comprised of cash incentive bonuses and equity awards.

The named executives are also eligible to participate in the Company’s health and other broad-based programs on the same basis as other U.S. employees and are eligible for paid time off and paid holidays.

Fixed Compensation

Base salaries and salary increases for the named executives depend on each named executive’s:

•                  performance;

•                  the scope and importance of the functions performed by each named executive; and

•                  internal equity considerations.

Base salaries for such named executive are reviewed annually but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives.

Variable Incentive Compensation

At the end of our fiscal year, the Compensation Committee makes incentive compensation decisions based upon considerations of the Company’s financial results, the state of our operations and our strategic accomplishments during the year.

Cash Incentive Bonus.  The Company awards a significant portion of annual compensation to its named executives in the form of cash bonuses, which are used to reward executives who contribute to the Company’s performance.  Cash bonuses are generally made at the end of the fiscal year.  The Compensation Committee considers the amounts of these awards and recommends them to the Board for approval.

The salaries paid and the annual bonuses awarded to the named executives in 2010 are discussed below and shown in the Summary Compensation Table.

Equity Awards.  The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future performance, align the interests of the executive with our shareholders and retain the executives through the term of the awards.  The Company does not have any specific policy on the timing of award grants but has generally made one grant per year at the end of the calendar year.  We consider the grant size and form of award when making award decisions.

Restricted Stock Awards.  The Company believes long-term equity awards in the form of restricted stock awards are an effective way to attract and retain a talented executive team and align executives interests with those of shareholders.  In determining the amounts of restricted stock awards to named executives, the Compensation Committee takes into account that the Company does not have any defined benefit retirement or similar program.

Each of the named executives received grants of restricted stock awards in 2010.  Restrictions on the shares of restricted stock granted to such named executives as equity incentive compensation with respect to 2010 will lapse ratably in 25% increments on the first four anniversaries of November 15, 2010.  The restrictions applicable to the shares granted to these named executives will also lapse in full upon a change of control.  In addition, to the extent that such restrictions were scheduled to have lapsed during the one-year period following the executive’s termination of employment due to death or disability, they will lapse immediately prior to any such termination.

During the restricted period, unless otherwise determined by the Compensation Committee, each restricted stock grant entitles the named executive to receive payments from the Company of any dividends declared and paid by the Company on its common stock.  As the executives share commensurately with other shareholders in receiving dividends, they likewise share in the recognition of the current income generation and future change in stock price.  However, if any such restricted shares do not vest, the holders of the non-vesting shares must repay any dividends that were paid to them on the non-vesting shares unless the Board or the Compensation Committee determines otherwise with respect to dividends paid on shares of restricted stock granted on or after December 21, 2005.

The number of shares of restricted stock granted to our named executives in 2010 are shown in the Grants of Plan-Based Awards Table.

Other Elements

Benefits.  We provide our named executives with minimal other benefits, reflected in the All Other Compensation column in the Summary Compensation Table, that we believe are reasonable, competitive and consistent with the Company’s overall executive compensation program.  Our named executives are also eligible under the same plans as all other U.S. employees for medical, dental, vision, and disability insurance and are eligible for paid time off and paid holidays.  We pay the health insurance premiums and match the 401(k) contributions of each of our named executives.

In addition, we purchase club memberships for Messrs. Tavlarios and Pribor to assist them in performing valuable client development activities for the Company.  In 2010, the Company paid annual club membership fees of $8,210 and $3,217 for Messrs. Tavlarios and Pribor, respectively.  We also pay premiums on life insurance and long-term disability insurance for Messrs. Tavlarios and Pribor. These benefits are intended to be competitive with benefits offered in our industry.  The costs of these benefits constitute only a small percentage of each named executive’s total compensation.

Compensation for Our Named Executives in 2010

We believe in aligning variable incentive compensation with corporate performance.  For 2010, the aggregate value of salaries, bonuses and the value of restricted stock grants for each of the named executives (other than Peter C. Georgiopoulos) was 21-37% lower than the prior fiscal year.  In addition, 2010 base salaries remained frozen at 2009 levels and will remain at such levels for 2011.

The specific compensation decisions made for each of the named executives for 2010 reflect the achievement of several operational, financing, technical and commercial successes, despite a challenging market environment and the Company’s mixed financial performance.  See “Management’s Discussion & Analysis” for a more detailed analysis of our financial and operational performance.

In determining the compensation of our named executives, we took into account the contributions of each named executive to the performance of the Company as a whole in establishing his compensation.  The Compensation Committee viewed 2010 as a challenging year for the Company punctuated by a number of achievements by our executives, including the following:

•                  The successful amendment of the Company’s $750 million revolving credit facility.

•                  The purchase of seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings, from subsidiaries of Metrostar Management Corporation and the successful financing of such acquisition.

•                  The timely and successful delivery of the Metrostar fleet within two months of contracting to acquire it.

•                  The arrangement, syndication and successful amendment of the Company’s $372 million senior secured credit facility.

•                  The completion of the sale of 30,600,000 shares of common stock for net proceeds of $195.6 million.

•                  The arrangement and successful amendment of the Company’s $22.8 million bridge loan senior secured credit facility.

•                  The launching of initiatives to generate liquidity through potential sale and sale/leaseback transactions.

•                  The completion of an offer to exchange $300 million principal amount of newly issued 12% Senior Notes due 2017 for a like principal amount of privately placed outstanding 12% Senior Notes due 2017 sold in November 2009.

•                  The negotiation of a new chartering framework agreement with Exxon.

•                  The completion of Department of Justice compliance program audit with no material non-conformities found.

•                  The integration of third party managers into the Company’s fleet.

•                  The Company’s chartering performance including the addition of thirteen vessels on time charter.

•                  The quality of the Company’s fleet operations.

•                  The Company’s cost-savings initiatives.

John P. Tavlarios.  The Compensation Committee recommended Mr. Tavlarios’ 2010 compensation based on his responsibilities as President of the Company, including overseeing chartering, technical management, and the development and deployment of the fleet.  The Compensation Committee also recognized Mr. Tavlarios’ contribution to the Company’s relationships with investors regarding matters relating to the operations of the Company.  For 2010, Mr. Tavlarios’ annual base salary was $650,000.  The annual cash bonus in 2010 for Mr. Tavlarios decreased to $950,000 compared to $1.2 million in 2009, or a decrease of approximately 21%.  Mr. Tavlarios received 106,520 shares of restricted stock as equity incentive compensation for 2010.

Jeffrey D. Pribor.  Mr. Pribor’s 2010 compensation reflects his responsibility for and oversight of the Company’s accounting and financial functions.  He also contributed to the management of the Company’s relationships with investors and lenders.  For 2010, Mr. Pribor’s annual base salary was $450,000.  The annual cash bonus in 2010 for Mr. Pribor decreased to $500,000 compared to $765,000 in 2009, or a decrease of approximately 35%.  Mr. Pribor received 69,680 shares of restricted stock as equity incentive compensation for 2010.

John C. Georgiopoulos.  The Compensation Committee considered Mr. John Georgiopoulos’ 2010 compensation in light of his management of the Company’s administrative and financial platforms.  For 2010, Mr. Georgiopoulos’ annual base salary was $350,000.  The annual cash bonus in 2010 for Mr. Georgiopoulos decreased to $200,000 compared to $510,000 in 2009, or a decrease of approximately 61%.  Mr. John Georgiopoulos received 34,840 shares of restricted stock as equity incentive compensation for 2010.

Peter S. Bell.  Mr. Bell’s 2010 compensation reflects his responsibility for the Company’s commercial department.  For 2010, Mr. Bell’s annual base salary was $350,000.  The annual cash bonus in 2010 for Mr. Bell was $315,000 compared to $450,000 in 2009, or a decrease of 30%.  Mr. Bell received 34,840 shares of restricted stock as equity incentive compensation for 2010.

Peter C. Georgiopoulos.  In determining compensation for our Chairman, the Compensation Committee considers Mr. Georgiopoulos’ annual director compensation for his service on the Board, his annual Chairman’s fee as well as the value of benefits and perquisites provided to Mr. Georgiopoulos.  We expect that cash compensation and equity awards for our Chairman other than for his service as a director will be determined based on his involvement in successful strategic and transactional work for us.  Mr. Peter Georgiopoulos’ 2010 compensation reflects his unique role as the publicly recognized leader of the Company and a prominent figure in the shipping industry.  The Company relies significantly on Mr. Georgiopoulos for his contributions in determining its strategic direction and as a key participant in its relationships with investors and lenders.  In 2010, Mr. Georgiopoulos was not paid an annual base salary, but did receive a $65,000 director’s fee (which includes a $30,000 Chairman’s fee) for his services during the fiscal year.  Mr. Georgiopoulos was not paid a bonus for 2009 or 2010.  Mr. Georgiopoulos also received 9,528 shares of restricted stock for his service as a director in 2010 and an additional 250,000 shares of restricted stock as equity incentive compensation for 2010.

Severance Benefits

Employment Agreements.  We have entered into employment agreements with all of our named executives other than Peter C. Georgiopoulos and Peter S. Bell.  The terms in each employment agreement that relate to potential payments upon the termination of the employment of such named executives are described under the heading “Potential Payments upon Termination or Change-in-Control”.  Such provisions were included in the employment agreements as a way to encourage retention of such executives in the event of an actual or rumored change in control.  In addition, such provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive’s own employment.

Change of Control Severance Program.  On December 16, 2008, the Board adopted the General Maritime Corporation Change of Control Severance Program for U.S. Employees (the “Severance Program”).  The terms of the Severance Program are substantially identical to the program in effect at General Maritime Subsidiary prior to the consummation of the Arlington acquisition.  The Board adopted the Severance Program to avoid the possibility that the Company will be unable to recruit qualified employees or will experience a loss or distraction of qualified employees to the detriment of the Company and its shareholders as a result of a change of control of the Company.  In addition, the Board also believed that it would be in the best interests of the Company and its shareholders to fairly treat its employees whose employment terminates in connection with or following a change of control.  Regular, full-time shore-based employees based in an office in the United States are eligible to participate in the Severance Program.  As we have not entered into an employment agreement with Peter S. Bell, the terms of the Severance Program would apply to any severance payable to Mr. Bell following a change of control of the Company.  The terms of the Severance Program are described further under the heading “Potential Payments upon Termination or Change-in-Control”.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation to certain employees in excess of $1 million.  Because the Company believes that it currently qualifies for the exemption pursuant to Section 883 of the Internal Revenue Code of 1986, as amended, pursuant to which it is not subject to U.S. federal income tax on its shipping income (which comprised substantially all of its gross revenue in 2010), it has not sought to structure its compensation arrangements to qualify for exemption under Section 162(m) and is able to utilize discretionary retroactive bonuses as part of its executive compensation notwithstanding potential limitations on the deductibility of such payments for U.S income tax purposes.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of General Maritime’s executive officers or members of General Maritime’s Board or Compensation Committee and any other company’s executive officers, board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the Compensation Discussion and Analysis with management.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE:

William J. Crabtree (Chair)
George J. Konomos
Peter S. Shaerf

Summary Compensation Table

Name and		Salary	Bonus	Stock Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)
John P. Tavlarios	2010	$650,000	$950,000	$346,190	$61,931	$2,008,121
President and Director	2009	$650,000	$1,200,000	$647,264	$57,353	$2,554,617
	2008	$600,000	$1,400,000	$790,332	$56,566	$2,846,898

Jeffrey D. Pribor	2010	$450,000	$500,000	$226,460	$59,498	$1,235,958
Executive Vice President and Chief Financial Officer	2009	$450,000	$765,000	$383,776	$45,527	$1,644,303
	2008	$400,000	$900,000	$526,888	$54,632	$1,881,520

John C. Georgiopoulos	2010	$350,000	$200,000	$113,230	$47,996	$711,226
Executive Vice President, Treasurer and Secretary	2009	$350,000	$510,000	$191,888	$46,388	$1,098,276
	2008	$325,000	$600,000	$263,444	$42,825	$1,231,269

Peter S. Bell	2010	$350,000	$315,000	$113,230	$46,281	$824,511
Manager and Head of Commercial Department of General Maritime Management LLC	2009	$350,000	$450,000	$191,888	$44,231	$1,036,119
	2008	$350,000	$550,000	$263,444	$41,614	$1,205,058

Peter C. Georgiopoulos (1)	2010	—	—	$886,247	$96,581	$982,828
Chairman and Director	2009	—	—	$67,533	$94,531	$162,064
	2008	$700,000	—	—	$30,124,362	$30,824,362

(1)          We treat Peter C. Georgiopoulos as an executive officer of the Company for securities law purposes, although he is not an employee or a corporate officer and is not paid a salary.

Column (e):  Stock Awards

The amounts in this column reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.The actual amount realized by the named executive will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.  Additional information regarding stock awards is provided in the Grants of Plan-Based Awards table below.

Column (i):  All Other Compensation

Peter C. Georgiopoulos received a $65,000 director’s fee (which includes a $30,000 Chairman’s fee) for fiscal year 2010.

The amounts shown in this column also reflect the aggregate incremental cost of providing personal benefits to the named executives.  Personal benefits include insurance premiums, annual club membership fees and parking fees.

Messrs. Tavlarios and Pribor each have an employment agreement with us, under which we have agreed to obtain Company-paid life insurance and long-term disability insurance for these executives which the Company reasonably determines is appropriate at a cost per executive of no more than $10,000 per annum.  In 2010, the Company paid $6,768 for disability insurance for Mr. Tavlarios and $10,000 for life and disability insurance for Mr. Pribor.  In 2009, the Company paid $6,768 for disability insurance for Mr. Tavlarios and $10,000 for life and disability insurance for Mr. Pribor.  In 2008, the Company paid $6,768 for disability insurance for Mr. Tavlarios and $10,000 for life and disability insurance for Mr. Pribor.

The Company paid annual health insurance premiums of $31,581, $29,531, and $28,114 for each named executive in 2010, 2009 and 2008, respectively.  The Company matched the 401(k) contributions of each of our named executives except Mr. Peter Georgiopoulos in the amount of $14,700 in 2010.  In 2009, the Company matched the 401(k) contributions of each of Messrs. Tavlarios, John Georgiopoulos and Bell in the amount of $14,700 and Mr. Pribor in the amount of $2,589.  In 2008, the Company matched the 401(k) contributions of Mr. Peter Georgiopoulos in the amount of $13,800, Mr. Tavlarios in the amount of $15,500 and each of Messrs. Pribor, John Georgiopoulos and Bell in the amount of $13,500.

In 2010, the Company paid annual club membership fees of $8,210 and $3,217 for Messrs. Tavlarios and Pribor, respectively, and parking fees of $673 and $1,715 for Messrs. Tavlarios and John Georgiopoulos, respectively.  In 2009, the Company paid annual club membership fees of $6,354 and $3,094 for Messrs. Tavlarios and Pribor, respectively, and professional organization fees of $495 and parking fees of $313 for Mr. Pribor.  In 2008, the Company paid parking fees for Mr. John Georgiopoulos of $2,157.  In 2008, the Company paid annual club membership fees of $5,413 and $3,018 for Messrs. Tavlarios and Pribor, respectively and parking fees of $771 and $1,211 for Messrs. Tavlarios and John Georgiopoulos, respectively.

Grants of Plan-Based Awards in 2010

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Aggregate Grant Date Fair Value
John P. Tavlarios	12/31/10	106,520	$346,190
Jeffrey D. Pribor	12/31/10	69,680	$226,460
John C. Georgiopoulos	12/31/10	34,840	$113,230
Peter S. Bell	12/31/10	34,840	$113,230
Peter C. Georgiopoulos	5/13/10	9,528	$73,747
	12/31/10	250,000	$812,500

Column (i):  All Other Stock Awards: Number of Shares of Stock or Units

On May 13, 2010, in connection with his service as a Director, the Company granted 9,528 shares of restricted common stock to Peter C. Georgiopoulos, which will vest as of May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first.  On December 31, 2010, the Company made grants of restricted common stock in the amount of 250,000 shares to Peter C. Georgiopoulos, 106,520 shares to John P. Tavlarios, 69,680 shares to Jeffrey D. Pribor, 34,840 shares to John C. Georgiopoulos, and 34,840 shares to Peter S. Bell as bonus compensation earned for 2010.  These shares of restricted common stock will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter.

Recipients of restricted share grants will receive dividends thereon at the same rate as is paid to other holders of common stock but must repay dividends on any shares that are forfeited under the terms of such recipient’s grant agreement unless the Board waives the repayment requirement as to dividends on such shares.

Executive Employment Agreements

We have employment agreements with our executive officers which are described below.

Our agreements with Messrs. Tavlarios, Pribor and John Georgiopoulos were each for an initial term from December 16, 2008 (the effective date of the Arlington acquisition) through December 31, 2009 and provide for automatic renewal for additional one year terms, unless the executive or we terminate the agreement on 120 days’ notice.  Pursuant to the terms of their agreements, the Board determined their base salaries for 2010 to be $650,000 per annum for Mr. Tavlarios, $450,000 per annum for Mr. Pribor and $350,000 per annum for Mr. John Georgiopoulos.  Their agreements also provide for discretionary bonuses, as determined by the Board or an appropriate committee based upon actual performance as measured by the Board or committee.  Under these agreements, we expect to obtain Company-paid life insurance and long-term disability insurance for these executives which the Company reasonably determines is appropriate at a cost per executive of no more than $10,000 per annum, or, to the extent we do not obtain such coverage, to reimburse him for the cost of obtaining such coverage, up to $10,000 per annum.

Each of the executive officer employment agreements provide for certain payments and benefits upon termination of employment.  For details, please see “Potential Payments upon Termination or Change-in-Control — Executive Employment Agreements” below.

Under these agreements, each executive has agreed to protect our confidential information during the term of his employment and for three years thereafter and not to solicit our employees for other employment during the term of his employment and for two years after termination.  Each executive has also agreed not to engage in certain defined competitive activities described in his agreements during the term of his employment and for two years after the termination of his employment with us.  The provisions regarding competitive activities will not apply following a change of control or in the event of termination of the executive by us without cause or by the executive with good reason.  For purposes of these agreements, change of control is defined generally as the acquisition of more than 50% of the voting power of the Company (or of more than 30% of the voting power of the Company within a twelve month period) by any person or group other than Peter C. Georgiopoulos and his affiliates; the sale of all or substantially all of our assets in one or more related transactions within a 12-month period; any merger or similar transaction in which holders of our voting stock do not hold at least 50% of the voting stock of the surviving entity, or a majority of the members of our Board of Directors becoming comprised during a 12-month period of individuals who are not incumbent directors, as defined in the relevant agreements.

We do not have an employment agreement with Peter C. Georgiopoulos.  However, on October 24, 2008, we and General Maritime Subsidiary entered into a letter agreement with Mr. Georgiopoulos which provides that he will serve as Chairman for three years, if elected.  As Chairman, Mr. Georgiopoulos will receive our standard director retainer payment and an additional $30,000 per year as a Chairman’s fee.  He will be eligible for additional payments (whether cash, stock awards, option grants, or otherwise) at the discretion of the Committee and our Board and he will receive healthcare coverage from the Company.  Mr. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in connection with completion of the Arlington combination, and we have agreed to enter into a new registration rights agreement with him.  His new registration rights agreement is expected to have a term through 2022. See “Liquidity and Capital Resources — Refinancing Transactions” for a further discussion of Mr. Georgiopoulos’ registration rights.

Outstanding Equity Awards at 2010 Fiscal Year-End

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Peter C. Georgiopoulos	1,891,524	$6,147,453
John P. Tavlarios	260,504	$846,638
Jeffrey D. Pribor	166,264	$540,358
John C. Georgiopoulos	83,132	$270,179
Peter S. Bell	83,132	$270,179

Column (g): Number of Shares or Units of Stock That Have Not Vested

Peter C. Georgiopoulos:  Includes the unvested portions of:  201,000 restricted shares of our common stock granted on February 9, 2005, which will vest on November 16, 2014; 469,000 restricted shares of our common stock granted on April 6, 2005, which will vest on December 31, 2014; 335,000 restricted shares of common stock granted on December 21, 2005, which will vest on November 15, 2015; 201,000 restricted shares of our common stock granted on December 18, 2006, which will vest on November 15, 2016; 104,396 restricted shares of our common stock granted on April 2, 2007, which will vest on November 15, 2016; 321,600 restricted shares of our common stock granted on December 21, 2007, which will vest on November 15, 2017; 9,528 restricted shares of our common stock granted on May 13, 2010, which will vest on May 13, 2011; and 250,000 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

John P. Tavlarios:  Includes the unvested portions of: 40,200 restricted shares of our common stock granted on December 18, 2006, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 20,878 restricted shares of our common stock granted on April 2, 2007, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 64,320 restricted shares of our common stock granted on December 21, 2007, which will vest in five equal installments commencing on November 15, 2008 and on each of the four anniversaries thereafter; 80,400 restricted shares of our common stock granted on December 23, 2008, which will vest in five equal installments commencing on November 15, 2009 and on each of the four anniversaries thereafter; 90,400 restricted shares of our common stock granted on December 24, 2009, which will vest in four equal installments commencing on November 15, 2010 and on each of the three anniversaries thereafter; and 106,520 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

Jeffrey D. Pribor:  Includes the unvested portions of: 26,800 restricted shares of our common stock granted on December 18, 2006, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 13,918 restricted shares of our common stock granted on April 2, 2007, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 40,200 restricted shares of our common stock granted on December 21, 2007, which will vest in five equal installments commencing on November 15, 2008 and on each of the four anniversaries thereafter; 53,600 restricted shares of our common stock granted on December 23, 2008, which will vest in five equal installments commencing on November 15, 2009 and on each of the four anniversaries thereafter; 53,600 restricted shares of our common stock granted on December 24, 2009, which will vest in four equal installments commencing on November 15, 2010 and on each of the three anniversaries thereafter; and 69,680 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement.

John C. Georgiopoulos:  Includes the unvested portions of: 13,400 restricted shares of our common stock granted on December 18, 2006, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 6,958 restricted shares of our common stock granted on April 2, 2007, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in five equal installments commencing on November 15, 2008 and on each of the four anniversaries thereafter; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in five equal installments commencing on November 15, 2009 and on each of the four anniversaries thereafter; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in four equal installments commencing on November 15, 2010 and on each of the three anniversaries thereafter; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter.  The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

Peter S. Bell:  Includes the unvested portions of: 13,400 restricted shares of our common stock granted on December 18, 2006, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 6,959 restricted shares of our common stock granted on April 2, 2007, which will vest in five equal installments commencing on November 15, 2007 and on each of the four anniversaries thereafter; 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in five equal installments commencing on November 15, 2008 and on each of the four anniversaries thereafter; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in five equal installments commencing on November 15, 2009 and on each of the four anniversaries thereafter; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in four equal installments commencing on November 15, 2010 and on each of the three anniversaries thereafter; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement.

Column (h): Market Value of Shares or Units of Stock That Have Not Vested

The amounts shown in column (h) reflect the market value of unvested stock awards based on the closing price of the Company’s common stock on December 31, 2010, which was $3.25.

Option Exercises and Stock Vested in 2010

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Peter C. Georgiopoulos	—	—	7,042	$54,505
John P. Tavlarios	—	—	77,159	$317,123
Jeffrey D. Pribor	—	—	45,127	$185,472
John C. Georgiopoulos	—	—	24,172	$99,347
Peter S. Bell	—	—	22,831	$93,835

Column (e): Value Realized on Vesting

For Peter C. Georgiopoulos, 7,042 shares vested on May 13, 2010, with a market price of $7.74 on May 13, 2010, upon a lapse of restriction on the restricted stock.  For John P. Tavlarios, 77,159 shares vested on November 15, 2010, with a market price of $4.11 on November 15, 2010, upon a lapse of restriction on the restricted stock.  For Jeffrey D. Pribor, 45,127 shares vested on November 15, 2010, with a market price of $4.11 on November 15, 2010, upon a lapse of restriction on the restricted stock.  For John C. Georgiopoulos, 24,172 shares vested on November 15, 2010, with a market price of $4.11 on November 15, 2010.  For Peter S. Bell, 22,831 shares vested on November 15, 2010, with a market price of $4.11 on November 15, 2010, upon a lapse of restriction on the restricted stock.

Potential Payments upon Termination or Change-in-Control

Executive Employment Agreements

Each of the executive officer employment agreements with Messrs. Tavlarios, Pribor and John Georgiopoulos provide that upon termination (including termination by reason of non-renewal) by us without cause or by the executive for good reason, in each case as defined in the relevant agreement, the executive will be entitled to salary and a pro rata bonus through the date of termination plus a lump sum payment equal to base salary at the date of termination and average annual incentive award over the preceding three years or any shorter period that the executive was employed by us times a payment factor of two.  In these circumstances, the executives are also entitled to medical, dental and certain other insurance coverage substantially identical to those in place prior to termination for a benefit period of two years.  For these executives, we have defined annual incentive award as the value of cash bonus (including any amounts deferred) and, in the event of a termination by the executive for good reason or by us without cause within two years after a change of control, the value on the date of grant of any restricted shares or options granted.  For purposes of these agreements, change of control is defined generally as the acquisition of more than 50% of the voting power of the Company (or of more than 30% of the voting power of the Company within a twelve-month period) by any person or group other than Peter C. Georgiopoulos and his affiliates; the sale of all or substantially all of our assets in one or more related transactions within a 12-month period; any merger or similar transaction in which holders of our voting stock do not hold at least 50% of the voting stock of the surviving entity, or a majority of the members of our Board of Directors becoming comprised during a 12-month period of individuals who are not incumbent directors, as defined in the relevant agreements.

In the event that a payment to the executive under his agreement or otherwise after a change of control (but not a payment pursuant to a currently outstanding option grant) causes the executive to owe excise tax under Section 280G of the Internal Revenue

Code, we have agreed to fund the amount of this tax on a fully “grossed-up” basis, intended to ensure that after payment of the excise tax and any related taxes and penalties, the executive retains the full amount of the payment that gave rise to the excise tax liability.

In the event of termination of an executive’s employment due to the executive’s death or disability, we have agreed to pay the executive, or his estate, a pro rata bonus and base salary for the year of termination and one year’s salary and to provide medical coverage for him (in the case of disability) and his eligible dependents for a period of one year.

The tables below set forth the payments and other benefits that would be provided to each of the five named executives upon termination of their employment by us without cause or by the executive for good reason under the following sets of circumstances as described more fully above:  change of control, no change of control, and death or disability.  In each set of circumstances, we have assumed a termination as of the end of the day on December 31, 2010 and used the closing price of our common stock on that date of $3.25 per share for purposes of the calculations for the tables below:

Executive Severance Payments

Name	Cash Severance Payments Upon Termination by Executive for Good Reason or by Company Without Cause (No Change of Control)	Cash Severance Payments Upon Termination by Executive for Good Reason or by Company Without Cause Following Change of Control (1)	Estimated Present Value of Continued Benefits Following Termination by Executive for Good Reason or by Company Without Cause (No Change of Control) (2)		Cash Severance Payments upon Death or Disability	Estimated Present Value of Continued Benefits Following Death or Disability
Peter C. Georgiopoulos	—	—			—
John P. Tavlarios	$4,250,000	$9,643,759	$67,180	(3)	$650,000	$31,560	(4)
Jeffrey D. Pribor	$2,815,000	$8,998,125	$67,180	(3)	$450,000	$31,560	(4)
John C. Georgiopoulos	$2,160,000	$5,868,074	$67,180	(3)	$350,000	$31,560	(4)
Peter S. Bell	—	$1,330,000	—		—	—

(1) Includes funding of excise tax under Section 280G of the Internal Revenue Code on a fully “grossed-up” basis on severance payments made and on the value of restricted stock subject to accelerated vesting.  See “Potential Payments upon Termination or Change-in-Control — Executive Employment Agreements” above and “— Accelerated Vesting of Restricted Stock upon Change of Control or Termination” below.

(2) Assumes a discount rate of 6% per annum and annual cost increases of 10% for health insurance, 5% for dental insurance, and 2% for vision care, short-term disability, and long-term disability benefits.

(3) The named executives and their dependents are entitled to medical, dental and certain other insurance coverage substantially identical to the coverage in place prior to termination for a benefit period of two years.  If, within two years following a change of control (as defined in the relevant agreement), we terminate the named executive’s employment without cause or the named executive terminates his employment with good reason, the benefit period is extended to three years, and the estimated net present value of continued benefits would be $102,246 for each such named executive.

(4) The named executives and their dependents are entitled to medical, dental and insurance coverage substantially identical to the coverage in place prior to termination for a benefit period of twelve months.  The amounts presented assume circumstances which would provide the maximum benefit (i.e., disability of the executive and continued coverage for all current dependents).

Under their employment agreements, or, in the case of Peter C. Georgiopoulos, his letter agreement, each named executive has agreed not to engage in certain defined competitive activities described in his agreement during the term of his employment and for two years after the termination of his employment with us.  The provisions regarding competitive activities will not apply following a change of control or in the event of termination of the executive by us without cause or by the named executive with good reason.

Change of Control Severance Program

On December 16, 2008, the Board adopted the General Maritime Corporation Change of Control Severance Program for U.S. Employees.  Regular, full-time shore-based employees based in an office in the United States are eligible to participate in the Severance Program.  It generally provides that if a participant’s employment with us is terminated other than for cause, death or disability or if the participant resigns for “good reason” during a one-or two-year period (depending on the level of participation of the employee) following a change of control, the participant will be entitled to receive, subject to the participant’s execution and non-revocation of a release, a lump sum separation benefit equal to one or two times (depending on the level of participation of the employee) the participant’s then current base salary and annual bonus.

Under the Severance Program, Peter S. Bell will generally be entitled to receive two times his base salary and annual bonus upon the occurrence of a qualifying termination within a two-year period following a change of control.  The price of our common stock does not affect the amount of the separation benefit payable to Mr. Bell.  Assuming a qualifying termination of Mr. Bell’s employment as of the end of the day on December 31, 2010 following a change of control, Mr. Bell would be entitled to receive severance benefits in the amount of $1,330,000.

Accelerated Vesting of Restricted Stock upon Change of Control or Termination

Under the terms of the restricted stock grant agreements between the Company and its named executives, all shares of restricted stock vest in full automatically upon the occurrence of a Change of Control (as defined under our 2001 Stock Incentive Plan).  Under the terms of certain agreements executed by Mr. Peter C. Georgiopoulos, for restricted stock grants made to him in April 2005, restrictions on such shares will lapse on a monthly straight line basis upon his death or disability and will lapse in full if he is dismissed without cause or resigns for good reason.  For restricted stock grants made to Mr. Peter C. Georgiopoulos in February 2005, December 2005, December 2006, April 2007 and December 2007, restrictions on such shares will lapse on a monthly straight line basis if he is dismissed without cause or resigns for good reason and will lapse in full upon his death or disability.  For restricted stock grants made to Mr. Peter C. Georgiopoulos in May 2009 and May 2010, restrictions on such shares will lapse in full upon his death or disability.  For restricted stock grants made to Messrs. Tavlarios, Pribor, John Georgiopoulos or Bell in 2006, 2007, 2008, 2009 and 2010 and a grant made to Mr. Peter C. Georgiopoulos in 2010, to the extent that restrictions on such shares were scheduled to have lapsed during the one-year period following the executive’s termination of employment due to death or disability, they will lapse immediately prior to any such termination.

The table below sets forth the value of accelerated vesting of securities upon termination under the following sets of circumstances:  change of control, no change of control, and death or disability.  In each set of circumstances, we have assumed a termination or change of control as of the end of the day on December 31, 2010 and used the closing price of our common stock on that date of $3.25 per share for purposes of the calculations for the tables below.

Value of Accelerating Vesting Upon Termination

Name	Termination by Executive for Good Reason or by Company Without Cause Without Change of Control	Change of Control	Termination on Account of Death or Disability
Peter C. Georgiopoulos	$3,168,516	$6,147,546	$4,951,267
John P. Tavlarios	—	$846,638	$293,768
Jeffrey D. Pribor	—	$540,358	$187,603
John C. Georgiopoulos	—	$270,179	$93,802
Peter S. Bell	—	$270,179	$93,802

The following table summarizes compensation earned by our non-employee directors for the year ended December 31, 2010:

Non-Employee Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	All Other Compensation ($) (g)	Total ($) (h)
William J. Crabtree	$85,000	$73,747	—	$157,433
Dr. E. Grant Gibbons	$45,000	$73,747	—	$102,533
Rex W. Harrington	$70,000	$73,747	—	$137,533
George J. Konomos	$85,000	$73,747	—	$152,533
Peter S. Shaerf	$70,000	$73,747	—	$142,533

Column (a): Name

This table includes all non-employee directors who served as directors in 2010.  Compensation for Peter C. Georgiopoulos and John P. Tavlarios is disclosed in the Summary Compensation Table.

Column (b): Fees Earned or Paid in Cash

For the fiscal year 2010, each of the Company’s non-employee directors received an annual fee of $35,000.  In addition, non-employee directors received a fee of $25,000 for an audit committee assignment, $20,000 for a compensation committee assignment and $10,000 for a nominating and corporate governance committee assignment.  In addition, each chair of a standing committee receives an annual additional fee of $5,000.

Mr. Tavlarios did not earn any additional compensation for his service as a director.

Column (c): Stock Awards

The amounts in this column reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718.On May 13, 2010, Messrs. Georgiopoulos, Crabtree, Gibbons, Harrington, Konomos and Shaerf were granted 9,528 shares of restricted common stock.  Based on the closing price of the Company’s common stock of $7.74 on the NYSE on May 13, 2010, the value on that date of the restricted common shares awarded to each such non-employee director was $73,747.  The actual amount realized by each director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

Column (g):  All Other Compensation

For fiscal year 2011, each of our non-employee directors will receive an annual fee of $35,000 and a fee of $25,000 for an audit committee assignment, $20,000 for a compensation committee assignment and $10,000 for a nominating and corporate governance committee assignment.  In addition, each chair of a standing committee will receive an annual fee of $5,000.  We also expect to make an annual restricted stock grant to each non-employee director, effective as of the conclusion of the Company’s 2011 Annual Meeting of Shareholders, for a number of shares having an aggregate market value of $75,000 based on the average per share closing price of the Company’s common stock as reported on the New York Stock Exchange for the 10 trading days ending on the second trading day prior to the conclusion of the 2011 Annual Meeting.  We do not pay director fees to employee directors.  We reimburse our directors for all reasonable expenses incurred by them in connection with serving on our Board of Directors.

Risk Oversight

The Board believes that oversight of the Company’s risk management efforts is the responsibility of the entire Board. It views risk management as an integral part of the Company’s strategic planning process. The subject of risk management is discussed from time to time at Board meetings with our President and our Chief Financial Officer.  Additionally, the charters of certain of the Board’s committees assign oversight responsibility for particular areas of risk. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls for financial reporting.  Our Nominating Committee oversees risk associated with our Corporate Governance Guidelines and Code of Ethics, including compliance with listing standards for independent directors, committee assignments and conflicts of interest. Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.

The Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from the Company’s compensation policies and practices. The Company uses a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. The Compensation Committee believes discretionary pay mitigates risk-taking.  Also, executives have significant shareholdings, which aligns their interests with shareholders. Based on its review of the Company’s compensation policies and practices, the Compensation Committee determined that the risks arising from the Company’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information as of the end of fiscal year 2010 with respect to shares that may be issued under the 2001 Stock Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,700	$15.35	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,700	$15.35	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of General Maritime’s voting common stock as of March 15, 2011 of:

•                  each person, group or entity known to General Maritime to beneficially own more than 5% of our stock;

•                  each of our directors;

•                  each of our named executives; and

•                  all of our directors and named executives as a group.

As of March 15, 2011, a total of 89,593,272 shares of common stock were outstanding and entitled to vote at the 2011 Annual Meeting.  Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote.  The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities.  Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security.  A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days.  Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock (as of March 15, 2011)

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding (2)
Peter C. Georgiopoulos	5,607,409	(3)	6.3%
John P. Tavlarios	705,424	(4)	*
Jeffrey D. Pribor	290,657	(5)	*
John C. Georgiopoulos	268,928	(6)	*
Peter S. Bell	118,298	(7)	*
Milton H. Gonzales, Jr.	92,453	(8)	*
William J. Crabtree	37,708	(9)	*
E. Grant Gibbons	19,770	(10)	*
Rex W. Harrington	42,834	(9)	*
George J. Konomos	20,925	(11)	*
Peter S. Shaerf	42,834	(9)	*
BlackRock, Inc.	4,666,265	(12)	5.2%
All Directors and named executives as a group (11 persons)	7,247,240		8.1%

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated the business address of each beneficial owner identified is c/o General Maritime Corporation, 299 Park Avenue, Second Floor, New York, New York 10171.

(2)	Based on 89,593,272 shares outstanding as of March 15, 2011.

(3)

Includes 201,000 restricted shares of our common stock granted on February 9, 2005, which will vest on November 16, 2014; 469,000 restricted shares of our common stock granted on April 6, 2005, which will vest on December 31, 2014; 335,000 restricted shares of common stock granted on December 21, 2005, which will vest on November 15, 2015; 201,000 restricted shares of our common stock granted on December 18, 2006, which will vest on November 15, 2016; 104,397 restricted shares of our common stock granted on April 2, 2007, which will vest on November 15, 2016; 321,600 restricted shares of our common stock granted on December 21, 2007, which will vest on November 15, 2017; 9,528 restricted shares of our common stock granted on May 13, 2010, which will vest as of May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first; and 250,000 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement. One million nine hundred thirty five thousand seven hundred thirty seven (1,935,737) shares of Mr. Georgiopoulos’ common stock are pledged as security for personal bank loans.

(4)

Includes 40,200 restricted shares of our common stock granted on December 18, 2006, which will vest in equal installments on the first five anniversaries of November 15, 2006; 20,879 restricted shares of our common stock granted on April 2, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2006; 64,320 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 80,400 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 90,400 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 106,520 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)

Includes 26,800 restricted shares of our common stock granted on December 18, 2006, which will vest in equal installments on the first five anniversaries of November 15, 2006; 13,919 restricted shares of our common stock granted on April 2, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2006; 40,200 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 53,600 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on each of the first five anniversaries of November 15, 2008; 53,600 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on each of the first four anniversaries of November 15, 2009; and 69,680 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on each of the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement.

(6)

Includes 13,400 restricted shares of our common stock granted on December 18, 2006, which will vest in equal installments on each of the first five anniversaries of November 15, 2006; 6,959 restricted shares of our common stock granted on April 2, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2006; 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(7)

Includes 13,400 restricted shares of our common stock granted on December 18, 2006, which will vest in equal installments on the first five anniversaries of November 15, 2006; 6,959 restricted shares of our common stock granted on April 2, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2006; 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement. A number of shares with a value of $12,000 have been pledged as security for a personal automobile loan.

(8)

Includes 10,720 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first four anniversaries of November 15, 2007; 16,080 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 16,080 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 20,904 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement.

(9)

In accordance with SEC rules, this number includes 1,675 shares of our common stock that may be acquired pursuant to stock options that are or will become exercisable within 60 days. Includes 9,528 restricted shares of our common stock granted on May 13, 2010, which will vest as of May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first.

(10)

Includes 9,528 restricted shares of our common stock granted on May 13, 2010, which will vest as of May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first.

(11)

Includes 9,528 restricted shares of our common stock granted on May 13, 2010, which will vest as of May 13, 2011 or the date of the Company’s 2011 Annual Meeting of Shareholders, whichever occurs first. Excludes 1,179 shares owned by Mr. Konomos’ son, as to which Mr. Konomos disclaims beneficial ownership.

(12)

BlackRock, Inc. (“BlackRock”) filed a Schedule 13G with the SEC on February 4, 2011, which states that the address of BlackRock is 40 East 52nd Street, New York, New York 10022, and that, as of December 31, 2010, BlackRock has sole dispositive and voting power with respect to 4,666,265 shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares, and no one person’s interest is more than five percent (5%) of the total outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Transactions with Related Persons

In March 2009, our Board of Directors adopted a policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of the Company’s outstanding stock and immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in the best interests of the Company.  In considering the transaction, the Board or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) the Company’s business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to the Company; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Transactions with Genco Shipping & Trading Limited

Genco Shipping & Trading Limited (“Genco”) is an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is a director of Genco. In 2010, Genco made certain of its employees available to the Company to perform internal audit services for the Company.  The Company incurred $200,000 of expenses based on actual time spent by Genco employees, of which $85,000 was outstanding as of December 31, 2010.  In addition, Genco has incurred certain miscellaneous expenditures relating to the Company during the year ended December 31, 2010 totaling $336,000.  As of December 31, 2010, a balance of $159,000 remains outstanding.

Transactions with Aegean Marine Petroleum Network, Inc.

During the year ended December 31, 2010, 2009 and 2008, Aegean supplied bunkers to our vessels aggregating $30.1 million, $2.07 million and $1.32 million, respectively.  Approximately $9.8 million of this balance was outstanding as of December 31, 2010.  During July 2006, an investment vehicle controlled by Peter C. Georgiopoulos and John Tavlarios, a member of our Board of Directors and one of our executive officers, made an investment in and purchased shares of Aegean from Aegean’s principal shareholder.  Peter Georgiopoulos is chairman of the board of Aegean and John Tavlarios and George J. Konomos, members of the Company’s Board, are also members of the Board of Directors of Aegean.

Transactions with Peter C. Georgiopoulos

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination, and we have agreed to enter into a new registration rights agreement with him.  His new registration rights agreement is expected to have a term through 2021. See “Liquidity and Capital Resources — Refinancing Transactions” for a further discussion of Mr. Georgiopoulos’ registration rights.

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into the Oaktree Credit Agreement with affiliates of Oaktree, pursuant to which the Oaktree Lender has agreed to make a $200 million investment in pay-in-kind toggle floating rate secured notes to be issued by General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants to be issued by us for the purchase of up to 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of the Oaktree Transaction) at an exercise price of $0.01 per share.  Mr. Georgiopoulos is expected to be granted an interest in a limited partnership controlled and managed by Oaktree. The other investors in the partnership are various funds managed by Oaktree. The partnership and its subsidiaries are expected to hold all of the Oaktree Notes and the Warrants. Mr. Georgiopoulos will not have any rights to participate in the management of the partnership. Pursuant to the partnership agreement, Mr. Georgiopoulos would be entitled to an interest in distributions by the partnership, which in the aggregate would not exceed 4.9% of all distributions made by the partnership, provided that no distributions would be made to Mr. Georgiopoulos until the other investors in the partnership had received distributions from the partnership equal to the amount of their respective investments in the partnership. Mr. Georgiopoulos will not make a substantial cash investment in the partnership. Given Mr. Georgiopoulos’ expected interest, our Board of Directors established a committee comprised of independent directors to oversee these financing transactions.

Corporate Governance

Governance Guidelines.  All of the Company’s corporate governance materials, including the Corporate Governance Guidelines adopted by the Board, which includes the criteria used in determining director independence and qualifications for directors, and current copies of its Board committee charters, are published on the Corporate Governance section of the Company’s website at www.generalmaritimecorp.com.  These materials are also available in print to any shareholder upon request.  The Board regularly reviews corporate governance developments and modifies its Governance Guidelines and committee charters as warranted.  Any modifications are reflected on the Company’s website.

Director Independence.  It is the Board’s objective that a majority of the Board consist of independent directors.  For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).  The Board follows the criteria set forth in Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual to determine director independence.  The Company’s independence criteria are set forth in Section II of its Governance Guidelines.  In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Audit, Compensation and Nominating and Corporate Governance Committees must be independent directors as defined by the Company’s Governance Guidelines.  Members of the Audit Committee must also satisfy a separate Securities and Exchange Commission independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their director compensation.

The independent directors of the Company are William J. Crabtree, Dr. E. Grant Gibbons, Rex W. Harrington, George J. Konomos and Peter S. Shaerf.  The Board has determined that each of the members of the Audit, Compensation and Nominating and Corporate Governance Committees, respectively, is independent as defined in Section 303A of the NYSE Listed Company Manual.  In determining that Mr. Konomos is independent, the Board considered that Mr. Konomos is a director of Aegean Marine Petroleum Network, Inc. (“Aegean”), which supplied bunkers to our vessels aggregating approximately $30.1 million to the Company during the year ended December 31, 2010.  The Board did not believe that these transactions would impair Mr. Konomos’ ability to act independently of management.  See “Item 13.  Certain Relationships and Related Transactions” below.  The Board also considered that Mr. Shaerf is a Managing Director of AMA Capital Partners, an investment bank and private equity firm which has from time to time discussed potential participation in financing transactions with the Company.  The Board did not believe that these matters would impair Mr. Shaerf’s ability to act independently of management.

Communicating Concerns to Directors.  Shareholders and other interested parties desiring to communicate directly with the Board, with the non-management directors individually or as a group, or with any individual director may do so in writing addressed to the intended recipient(s), c/o John C. Georgiopoulos, Secretary, General Maritime Corporation, 299 Park Avenue, 2nd Floor, New York, New York 10171.  Once the communication is received by the Secretary, the Secretary reviews the communication.  Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to the Board or our directors.  Other communications are promptly forwarded to the addressee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements for fiscal 2010 and fiscal 2009 and fees billed and unbilled for audit-related services, tax services and all other services rendered by Deloitte & Touche for fiscal 2010 and fiscal 2009.

Type of Fees	2010	2009

Audit Fees	$897,691	$986,474
Audit-Related Fees	158,810	—
Tax Fees	3,693	17,985
Total	$1,060,194	$1,004,459

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that were billed to the Company by Deloitte & Touche for the audit of the Company’s annual financial statements, to be included in the Form 10-K, and review of financial statements included in the Form 10-Qs; for the audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management’s report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

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

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation). (2)
3.2	Amended and Restated By-Laws of General Maritime Corporation. (24)
4.1	Form of Common Stock Certificate of General Maritime Corporation. (3)
10.1	Form of Incentive Stock Option Grant Certificate. (3)
10.2	ISDA Master Agreement, dated as of September 24, 2001, between Christiania Bank OG Kreditkasse ASA, New York Branch and General Maritime Corporation, and the Schedule thereto.*
10.3	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (4)
10.4	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (5)

10.5	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (19)
10.6	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (6)
10.7	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John P. Tavlarios. (7)
10.8	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (7)
10.9	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (7)
10.10	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (7)
10.11	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (8)
10.12	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (8)
10.13	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (8)
10.14	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (8)
10.15	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (8)
10.16	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (8)
10.17	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (22)
10.18	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (8)
10.19	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (8)
10.20	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (8)
10.21	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (8)
10.22	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (8)
10.23	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (8)
10.24	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (9)
10.25	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (9)
10.26	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (10)
10.27	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan. (11)
10.28	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (11)
10.29	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (11)
10.30	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.31	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (2)
10.32

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (13)

10.33	Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General

Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (19)
10.34

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (14)

10.35	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (14)
10.36	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (14)
10.37	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective
December 16, 2008). (15)
10.38	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (19)
10.39	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (19)
10.40	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (19)
10.41	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Peter S. Bell. (19)
10.42	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (19)
10.43	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and E. Grant Gibbons. (19)
10.44	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and George J. Konomos. (19)
10.45	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (20)
10.46	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (20)
10.47	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (20)
10.48	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (20)
10.49	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (20)
10.50	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (20)
10.51	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (22)
10.52

First Amendment to Amended and Restated Credit Agreement, dated October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (21)

10.53	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (23)
10.54	Form of 12% Senior Notes due 2017. (23)
10.55	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (23)
10.56

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (25)

10.57	Memorandum of Agreement for Stena Concept. (16)
10.58	Memorandum of Agreement for Stena Contest. (16)
10.59	Time Charter Party for Stena Concept. (16)
10.60	Time Charter Party for Stena Contest. (16)
10.61	Ship Management Agreement for Stena Concept. (16)
10.62	Ship Management Agreement for Stena Contest. (16)
10.63	Stena Guaranty of Time Charter for Stena Concept. (16)
10.64	Stena Guaranty of Time Charter for Stena Contest. (16)
10.65	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept. (16)
10.66	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest. (16)

10.67	Arlington Guaranty of Time Charter for Stena Concept. (16)
10.68	Arlington Guaranty of Time Charter for Stena Contest. (16)
10.69	Arlington Guaranty of Ship Management Agreement for Stena Concept. (16)
10.70	Arlington Guaranty of Ship Management Agreement for Stena Contest. (16)
10.71	Arlington Tankers Ltd. 2008 Bonus Plan. (17)
10.72	Amendment Agreement, dated as of November 13, 2009, between Arlington Tankers Ltd., a wholly-owned subsidiary of the Registrant, as Borrower, and The Royal Bank of Scotland plc, as Lender. (25)
10.73

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (25)

10.74	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (25)
10.75	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Peter S. Bell. (25)
10.76	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (25)
10.77	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (25)
10.78	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (25)
10.79	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and Arlington Tankers Ltd., and the Schedule thereto. (25)
10.80	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and William J. Crabtree. (26)
10.81	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter C. Georgiopoulos. (26)
10.82	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and E. Grant Gibbons. (26)
10.83	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Rex W. Harrington. (26)
10.84	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and George J. Konomos. (26)
10.85	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter S. Shaerf. (26)
10.86	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (27)
10.87	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (27)
10.88	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (27)
10.89	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (27)
10.90	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (27)
10.91	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (27)
10.92	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (27)
10.93	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (27)
10.94

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (28)

10.95

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (29)

10.96

First Amendment and Waiver to Credit Agreement, dated September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York

Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (28)
10.97

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (30)

10.98

First Amendment to Credit Agreement, dated as of December 14, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (31)

10.99

Second Amendment to Credit Agreement, dated as of December 22, 2010, among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea, as administrative agent and collateral agent and DnB, together with Nordea, as joint lead arrangers and joint book runners. (32)

10.100

Fourth Amendment to Credit Agreement, dated December 22, 2010, among General Maritime Subsidiary Corporation, as borrower, General Maritime Corporation, as parent, the lenders party from time to time thereto, Nordea, as administrative agent and collateral agent, and Nordea, HSH Nordbank AG, and DNB, as joint lead arrangers and joint book runners. (32)

10.101

Second Amendment to Credit Agreement, dated as of December 31, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (33)

10.102	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Peter C. Georgiopoulos. (*)
10.103	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and John P. Tavlarios. (*)
10.104	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.105	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.106	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Peter S. Bell. (*)
10.107	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
10.108

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (*)

10.109	Investment Agreement, dated as of March 29, 2011, by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (*)
14.1	General Maritime Corporation Code of Ethics. (18)
21.1	Subsidiaries of General Maritime Corporation. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Filed herewith.

(1)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(2)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(3)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(4)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(5)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(6)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(7)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(8)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(9)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(10)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

(12)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(13)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.

(15)	Incorporated by reference to General Maritime’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.

(16)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006.

(17)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008.

(18)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

(19)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(20)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009.

(21)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(22)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

(23)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

(24)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

(25)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and

Exchange Commission on March 1, 2010

(26)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010

(27)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010.

(28)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010.

(29)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.

(30)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(31)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.

(32)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010.

(33)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ JOHN P. TAVLARIOS
Name: John P. Tavlarios
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 30, 2011.

SIGNATURE	TITLE

/s/ PETER C. GEORGIOPOULOS	CHAIRMAN AND DIRECTOR
Peter C. Georgiopoulos

/s/ JOHN P. TAVLARIOS	PRESIDENT AND DIRECTOR
John P. Tavlarios	(PRINCIPAL EXECUTIVE OFFICER)

/s/ JEFFREY D. PRIBOR	EXECUTIVE VICE PRESIDENT AND CHIEF FINANICAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
Jeffrey D. Pribor

/s/ WILLIAM J. CRABTREE	DIRECTOR
William J. Crabtree

/s/ DR. E. GRANT GIBBONS	DIRECTOR
Dr. E. Grant Gibbons

/s/ REX W. HARRINGTON	DIRECTOR
Rex W. Harrington

/s/ GEORGE KONOMOS	DIRECTOR
George Konomos

/s/ PETER S. SHAERF	DIRECTOR
Peter S. Shaerf

EXHIBIT INDEX

Exhibit	Document
1.	The financial statements listed in the “Index to Consolidated Financial Statements.”

3.	Exhibits:
2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008 by and among Arlington Tankers, Ltd., General Maritime Corporation (formerly Galileo Holding Corporation), Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Subsidiary Corporation (formerly General Maritime Corporation). (1)

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation). (2)
3.2	Amended and Restated By-Laws of General Maritime Corporation. (24)
4.1	Form of Common Stock Certificate of General Maritime Corporation. (3)
10.1	Form of Incentive Stock Option Grant Certificate. (3)
10.2	ISDA Master Agreement, dated as of September 24, 2001, between Christiania Bank OG Kreditkasse ASA, New York Branch and General Maritime Corporation, and the Schedule thereto.*
10.3	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (4)
10.4	Restricted Stock Grant Agreement dated February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (5)

10.5	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (19)
10.6	Restricted Stock Grant Agreement dated December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (6)
10.7	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John P. Tavlarios. (7)
10.8	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (7)
10.9	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (7)
10.10	Restricted Stock Grant Agreement dated December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (7)
10.11	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (8)
10.12	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (8)
10.13	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (8)
10.14	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (8)
10.15	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (8)
10.16	Restricted Stock Grant Agreement dated April 2, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (8)
10.17	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (22)
10.18	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (8)
10.19	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (8)
10.20	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Jeffrey D. Pribor. (8)
10.21	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (8)
10.22	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (8)
10.23	Restricted Stock Grant Agreement dated December 21, 2007 between General Maritime Subsidiary Corporation and Milton H. Gonzales, Jr. (8)
10.24	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (9)
10.25	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (9)
10.26	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (10)
10.27	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Peter S. Shaerf, pursuant to the 2001 Stock Incentive Plan. (11)
10.28	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and Rex W. Harrington, pursuant to the 2001 Stock Incentive Plan. (11)
10.29	Restricted Stock Grant Agreement, dated May 14, 2008, among General Maritime Corporation and William J. Crabtree, pursuant to the 2001 Stock Incentive Plan. (11)
10.30	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (12)
10.31	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (2)
10.32

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (13)

10.33	Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General

Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (19)
10.34

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (14)

10.35	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (14)
10.36	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (14)
10.37	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective
December 16, 2008). (15)
10.38	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (19)
10.39	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (19)
10.40	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (19)
10.41	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Peter S. Bell. (19)
10.42	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (19)
10.43	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and E. Grant Gibbons. (19)
10.44	Restricted Stock Grant Agreement dated December 23, 2008 between General Maritime Corporation and George J. Konomos. (19)
10.45	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and William J. Crabtree. (20)
10.46	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter C. Georgiopoulos. (20)
10.47	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and E. Grant Gibbons. (20)
10.48	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Rex W. Harrington. (20)
10.49	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and George J. Konomos. (20)
10.50	Restricted Stock Grant Agreement dated May 14, 2009, between General Maritime Corporation and Peter S. Shaerf. (20)
10.51	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (22)
10.52

First Amendment to Amended and Restated Credit Agreement, dated October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (21)

10.53	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (23)
10.54	Form of 12% Senior Notes due 2017. (23)
10.55	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (23)
10.56

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (25)

10.57	Memorandum of Agreement for Stena Concept. (16)
10.58	Memorandum of Agreement for Stena Contest. (16)
10.59	Time Charter Party for Stena Concept. (16)
10.60	Time Charter Party for Stena Contest. (16)
10.61	Ship Management Agreement for Stena Concept. (16)
10.62	Ship Management Agreement for Stena Contest. (16)
10.63	Stena Guaranty of Time Charter for Stena Concept. (16)
10.64	Stena Guaranty of Time Charter for Stena Contest. (16)
10.65	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept. (16)
10.66	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest. (16)

10.67	Arlington Guaranty of Time Charter for Stena Concept. (16)
10.68	Arlington Guaranty of Time Charter for Stena Contest. (16)
10.69	Arlington Guaranty of Ship Management Agreement for Stena Concept. (16)
10.70	Arlington Guaranty of Ship Management Agreement for Stena Contest. (16)
10.71	Arlington Tankers Ltd. 2008 Bonus Plan. (17)
10.72	Amendment Agreement, dated as of November 13, 2009, between Arlington Tankers Ltd., a wholly-owned subsidiary of the Registrant, as Borrower, and The Royal Bank of Scotland plc, as Lender. (25)
10.73

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (25)

10.74	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (25)
10.75	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Peter S. Bell. (25)
10.76	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (25)
10.77	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (25)
10.78	Restricted Stock Grant Agreement dated December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (25)
10.79	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and Arlington Tankers Ltd., and the Schedule thereto. (25)
10.80	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and William J. Crabtree. (26)
10.81	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter C. Georgiopoulos. (26)
10.82	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and E. Grant Gibbons. (26)
10.83	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Rex W. Harrington. (26)
10.84	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and George J. Konomos. (26)
10.85	Restricted Stock Grant Agreement dated May 13, 2010, between General Maritime Corporation and Peter S. Shaerf. (26)
10.86	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (27)
10.87	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (27)
10.88	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (27)
10.89	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (27)
10.90	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (27)
10.91	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (27)
10.92	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (27)
10.93	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (27)
10.94

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (28)

10.95

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (29)

10.96

First Amendment and Waiver to Credit Agreement, dated September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York

Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (28)
10.97

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (30)

10.98

First Amendment to Credit Agreement, dated as of December 14, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (31)

10.99

Second Amendment to Credit Agreement, dated as of December 22, 2010, among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea, as administrative agent and collateral agent and DnB, together with Nordea, as joint lead arrangers and joint book runners. (32)

10.100

Fourth Amendment to Credit Agreement, dated December 22, 2010, among General Maritime Subsidiary Corporation, as borrower, General Maritime Corporation, as parent, the lenders party from time to time thereto, Nordea, as administrative agent and collateral agent, and Nordea, HSH Nordbank AG, and DNB, as joint lead arrangers and joint book runners. (32)

10.101

Second Amendment to Credit Agreement, dated as of December 31, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (33)

10.102	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Peter C. Georgiopoulos. (*)
10.103	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and John P. Tavlarios. (*)
10.104	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Jeffrey D. Pribor. (*)
10.105	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and John C. Georgiopoulos. (*)
10.106	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Peter S. Bell. (*)
10.107	Restricted Stock Grant Agreement dated December 31, 2010 between General Maritime Corporation and Milton H. Gonzales, Jr. (*)
10.108

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (*)

10.109	Investment Agreement, dated as of March 29, 2011, by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (*)
14.1	General Maritime Corporation Code of Ethics. (18)
21.1	Subsidiaries of General Maritime Corporation. (*)
23.1	Consent of Independent Registered Public Accounting Firm. (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Filed herewith.

(1)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(2)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(3)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(4)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(5)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(6)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(7)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(8)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(9)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(10)	Incorporated by reference from General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

(12)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(13)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.

(15)	Incorporated by reference to General Maritime’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.

(16)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006.

(17)	Incorporated by reference from Arlington Tankers Ltd. Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008.

(18)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

(19)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(20)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009.

(21)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(22)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2009.

(23)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

(24)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

(25)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-K filed with the Securities and

Exchange Commission on March 1, 2010

(26)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2010

(27)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010.

(28)	Incorporated by reference from General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010.

(29)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.

(30)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(31)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.

(32)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010.

(33)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011.