Form 10-Q
period 2011-03-31
General Maritime Corp / MI
filed 2011-05-10
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 5, 2011:

Common Stock, par value $0.01 per share 116,039,252 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$62,765	$16,858
Due from charterers, net	26,007	30,442
Prepaid expenses and other current assets	41,935	41,019
Vessels held for sale	7,206	80,219
Total current assets	137,913	168,538

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $328,717 and $345,071, respectively	1,513,731	1,547,527
Vessel deposits	7,618	7,612
Other fixed assets, net	14,569	11,806
Deferred drydock costs, net	22,440	20,258
Deferred financing costs, net	19,898	19,178
Other assets	5,655	5,048
Goodwill	—	1,818
Total noncurrent assets	1,583,911	1,613,247
TOTAL ASSETS	$1,721,824	$1,781,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$82,199	$57,864
Current portion of long-term debt	133,699	1,353,243
Borrowings from bridge loan credit facility	—	22,800
Deferred voyage revenue	5,032	1,554
Derivative liability	7,103	7,132
Total current liabilities	228,033	1,442,593
NONCURRENT LIABILITIES:
Long-term debt	1,183,571	—
Other noncurrent liabilities	2,615	2,217
Derivative liability	3,350	4,929
Total noncurrent liabilities	1,189,536	7,146
TOTAL LIABILITIES	1,417,569	1,449,739
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 140,000,000 shares; issued and outstanding 89,589,252 and 89,593,272 shares at March 31, 2011 and December 31, 2010, respectively	896	896
Paid-in capital	573,755	571,742
Accumulated deficit	(260,197)	(228,657)
Accumulated other comprehensive loss	(10,199)	(11,935)
Total shareholders’ equity	304,255	332,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,721,824	$1,781,785

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENESED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010
VOYAGE REVENUES:
Voyage revenues	$102,933	$97,556
OPERATING EXPENSES:
Voyage expenses	43,951	31,670
Direct vessel expenses	29,840	24,261
Bareboat lease expense	1,584	—
General and administrative	8,787	9,727
Depreciation and amortization	22,434	22,307
Goodwill impairment	1,818	—
Loss (gain) on disposal of vessels and vessel equipment	3,285	(13)
Total operating expenses	111,699	87,952
OPERATING (LOSS) INCOME	(8,766)	9,604
OTHER EXPENSE:
Interest expense- net	(22,858)	(18,855)
Other income	84	172
Total other expense	(22,774)	(18,683)
Net loss	$(31,540)	$(9,079)

Basic loss per common share	$(0.36)	$(0.16)
Diluted loss earnings per common share	$(0.36)	$(0.16)

Weighted average shares outstanding:

Basic	86,622,806	55,660,876
Diluted	86,622,806	55,660,876

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance as of January 1, 2011	$896	$571,742	$(228,657)	$(11,935)	$332,046

Net loss			(31,540)		(31,540)
Unrealized derivative gain on cash flow hedge, net of reclassifications				1,673	1,673
Foreign currency translation adjustments				63	63
Restricted stock amortization, net of forfeitures		2,013			2,013
Balance at March 31, 2011 (unaudited)	$896	$573,755	$(260,197)	$(10,199)	$304,255

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010

Net loss	$(31,540)	$(9,079)
Unrealized derivative gain (loss) on cash flow hedge, net of reclassifications	1,673	(1,065)
Foreign currency translation adjustments	63	(796)
Comprehensive loss	$(29,804)	$(10,940)

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(31,540)	$(9,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposal of vessels and vessel equipment	3,285	(13)
Goodwill impairment	1,818
Depreciation and amortization	22,434	22,307
Amortization of deferred financing costs	1,413	636
Amortization of discount on Senior Notes	159	141
Restricted stock compensation expense	2,013	2,182
Net unrealized gain on derivative financial instruments	—	(62)
Provision for bad debts	139	541
Changes in assets and liabilities:
Decrease (increase) in due from charterers	4,296	(5,508)
(Increase) decrease in prepaid expenses and other assets	(1,523)	5,109
Increase in accounts payable, accrued expenses and other liabilities	22,929	6,571
Increase (decrease) in deferred voyage revenue	3,478	(1,651)
Deferred drydock costs incurred	(4,402)	(1,203)

Net cash provided by operating activities	24,499	19,971

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of vessels	85,301	—
Purchase of other fixed assets	(2,738)	(1,197)
Decrease in deposit with counterparty for interest rate swap	—	2,711

Net cash provided by investing activites	82,563	1,514

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of credit facilities	(36,132)	—
Repayment of Bridge Loan Credit Facility	(22,800)	—
Deferred financing costs paid	(2,133)	(128)
Cash dividends paid	—	(7,281)

Net cash used by financing activities	(61,065)	(7,409)

Effect of exchange rate changes on cash	(90)	(780)

Net increase in cash	45,907	13,296
Cash, beginning of the year	16,858	52,651

Cash, end of period	$62,765	$65,947

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$14,323	$9,178

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER DAY AND SHARE DATA)

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - General Maritime Corporation (the “Company”), through its subsidiaries, provides international transportation services of seaborne crude oil and petroleum products.  The Company’s fleet is comprised of VLCC, Suezmax, Aframax, Panamax and Handymax vessels. The Company operates its business in one operating segment, which is the transportation of international seaborne crude oil and petroleum products.

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

BASIS OF PRESENTATION - The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2010 condensed consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K.

LIQUIDITY - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, the amounts and classification of liabilities, or any other adjustments that might result in the event the Company is unable to continue as a going concern.

On April 26, 2011, the Company breached the $50,000 minimum cash balance covenant under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction) and the 2010 Amended Credit Facility (prior to giving effect to the Oaktree Transaction) following a scheduled payment of $47,631 under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction). The Company obtained waivers of the minimum cash covenant through May 6, 2011 in connection with the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility. The Company remains subject to the minimum cash covenant after giving effect to the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility, and if current weak market conditions persist may breach this covenant at some point during 2011. In the event of any breach or potential breach of its minimum cash covenant, the Company intends to pursue alternatives including discussions with lenders to seek waivers or modifications allowing the Company to remain in compliance, potential financings, or other possible actions.

BUSINESS GEOGRAPHICS - Non-U.S. operations accounted for 100% of revenues and results of operations. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

SEGMENT REPORTING -  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of crude oil and petroleum products with its fleet of vessels.

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of General Maritime Corporation and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2011 and December 31, 2010, the Company has a reserve of approximately $1,072 and $933, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $448 and $240 as of March 31, 2011 and December 31, 2010, respectively, for which the Company has accrued.

VESSELS, NET -  Effective January 1, 2011, the Company increased its estimated residual scrap value of its vessels from $175 per (lightweight ton (LWT) to $265 per LWT, which management believes better represents the estimated prices of scrap steel and reflects the 15-year historic average.  The impact of this change is to reduce depreciation expense by approximately $1,100 for the three months ended March 31, 2011.

GOODWILL - The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of March 31, 2011 and December 31, 2010 was $0 and $1,818, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28,036.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the three months ended March 31, 2011, the Company recorded goodwill impairment of $1,818.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No.144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable periods.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised, utilizing the treasury stock method.

COMPREHENSIVE INCOME (LOSS) - The Company follows FASB ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments, and unrealized gains and losses related to the Company’s interest rate swaps, net of reclassifications to earnings.

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments (none of which were outstanding as of March 31, 2011) to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments did not qualify for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company recorded the fair value of its derivative financial instruments on its balance sheets as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that did not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions were recorded as Other income (expense) on the statements of operations as applicable.  See Notes 8, 9 and 10 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT - The Company is exposed to interest rate risk through its variable rate credit facility.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution, the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging (formerly SFAS No. 133), and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 8, 9 and 10 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK - The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS - For the three months ended March 31, 2011, two customers accounted for 13.8% and 12.5% of revenue.  For the three months ended March 31, 2010, one customer accounted for 17.4% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2011 and 2010, none of the Company’s outstanding stock options (6,700 options for each period) were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Basic earnings per share:
Weighted average common shares outstanding, basic	86,622,806	55,660,876

Diluted earnings per share:
Weighted average common shares outstanding, basic	86,622,806	55,660,876
Stock options	—	—
Restricted stock awards	—	—

Weighted average common shares outstanding, diluted	86,622,806	55,660,876

Due to the net loss realized for the three months ended March 31, 2011 and 2010, potentially dilutive restricted stock awards totaling 155,893 shares and 310,917 shares, respectively, were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $3,758 and Vessel deposits of $6 for the three months ended March 31, 2011.  The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $1,141 for the three months ended March 31, 2010.

4.             VESSEL ACQUISITIONS/ DELIVERIES

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”), for an aggregate purchase price of approximately $620,000.  During 2010, the Company took delivery of the five VLCCs for $468,000 and one of the Suezmax newbuildings for $76,000, of which $326,292 was financed by a new credit facility (see Note 8), $22,800 was financed by a bridge loan (see Note 8) with the remainder being paid for with cash on hand and the proceeds of a common stock offering.  As of March 31, 2011, $7,618 is included in Vessel deposits relating to the remaining Suezmax newbuilding which was delivered on April 12, 2011.

5.             VESSELS HELD FOR SALE AND VESSEL IMPAIRMENT

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

During the three months ended March 31, 2011, the Company classified two vessels with carrying amounts aggregating $14,515 as held for sale.  Because both of these vessels had been impaired as of December 31, 2010, no impairment was required during the three months ended March 31, 2011.  One of these vessels was sold during the three months ended March 31, 2011 and the other, with a book value of $7,206, was sold in April 2011.

During the three months ended March 31, 2011, the five vessels classified as held for sale as of December 31, 2010 along with one of the vessels classified as held for sale subsequent to December 31, 2010 were sold.  For the three months ended March 31, 2011,  the Company incurred losses on disposal of vessels of $2,658, which primarily relate to fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions.

6.             BAREBOAT CHARTERS

In connection with the sales of the Stena Contest, the Genmar Concord and the Genmar Concept during the three months ended March 31, 2011, which were sold for an aggregate of $61,740, each vessel has been leased back to subsidiaries of the Company under bareboat charters entered into with the seller for a period of seven years at a rate of $6,500 per day per vessel for the first two years of the charter period and $10,000 per day per vessel for the remainder of the charter period.  The obligations of the subsidiaries are guaranteed by the Company.  As part of these agreements, the subsidiaries will have options to repurchase the vessels for $24,000 per vessel at the end of year two of the charter period, $21,000 per vessel at the end of year three of the charter period, $19,500 per vessel at the end of year four of the charter period, $18,000 per vessel at the end of year five of the charter period, $16,500 per vessel at the end of year six of the charter period, and $15,000 per vessel at the end of year seven of the charter period.

The Company has recorded bareboat lease expense of $1,584 for the three months ended March 31, 2010 at a daily rate of $9,000 per day, which is the straight-line average of daily rates over the life of the lease.

7.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$42,035	$26,539
Accrued operating expenses	23,779	18,410
Accrued administrative expenses	871	4,358
Accrued interest	15,514	8,557
Total	$82,199	$57,864

8.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
2005 Credit Facility	$716,303	$744,804
2010 Credit Facility	307,610	315,241
Senior Notes, net of discount of $6,643 and $6,802	293,357	293,198
Long-term debt	1,317,270	1,353,243
Less: Current portion of long-term debt	133,699	1,353,243
Long-term debt	$1,183,571	$—

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  Of these proceeds, $229,500 was used to fully prepay the RBS Credit Facility in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of March 31, 2011, the discount on the Senior Notes is $6,643.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  As described below, the entire balances of the 2005 Credit Facility and 2010 Credit Facility had been classified as a current liability on the consolidated balance sheet as of

December 31, 2010. Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes had also been classified as a current liability on the consolidated balance sheet as of December 31, 2010.  As of March 31, 2011, because management does not believe it to be probable that the Company would violate any of its loan covenants under the 2011 Credit Facility and 2010 Amended Credit Facility over the next 12 months, the Senior Notes have been classified as a long-term liability.

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

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders, and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington Tankers Ltd. (“Arlington”) which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. Such facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provides a total commitment as of May 6, 2011 of $550,000 and that amount is fully drawn. Pursuant to this amendment and restatement, the Company will write off during the second quarter of 2011 approximately $4,800 of unamortized deferred financing costs associated with such facility.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of March 31, 2011, prior to giving effect to the amendment and restatement, $716,303 of the 2011 Credit Facility is outstanding and the commitment thereunder has been reduced to such amount. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. The 2011 Credit Facility will be reduced (i) based on, for the first two years of the 2011 Credit Facility, liquidity in excess of $100,000 based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the 2011 Credit Facility, pursuant to quarterly reductions of $17,188, as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

Up to $50,000 of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of March 31, 2011, the Company has outstanding letters of credit aggregating $5,008 which expire between October 2011 and March 2012, leaving $44,992 available to be issued.  However, because the 2011 Credit Facility is fully drawn as of March 31, 2011, none of this balance may be issued.

The Company’s ability to borrow amounts under the 2011 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, a total leverage ratio covenant and an interest coverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. The 2011 Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time.

The Company must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated cash interest expense) starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2011 Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2011 Credit Facility and the elimination of the amortization shortfall, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2011 Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The 2011 Credit Facility prohibits capital expenditures by the Company until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, except for maintenance capital expenditures incurred in the ordinary course of business and consistent with past practice, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2011 Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2011 Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2011 Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2011 Credit Facility also restricts any amendment without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

The 2011 Credit Facility also requires the Company to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The 2011 Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the 2011 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a term loan facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”).  The 2010 Amended Credit Facility provides for term loans in the amount of $322,000 (the “Term Loans”) and a $50,000 revolver (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.   The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of May 6, 2011, the 2010 Amended Credit Facility has been reduced to $328,210, including $50,000 of Revolving Loans, and the 2010 Amended Credit Facility is fully drawn.

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of March 31, 2011, prior to giving effect to the amendment and restatement, $326,292 of the 2010 Amended Credit Facility is outstanding and the commitment thereunder has been reduced to $307,610. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7,631 quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

The Company’s ability to borrow amounts under the 2010 Amended Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, a total leverage ratio covenant and an interest coverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended

Credit Facility. The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time.

The Company must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2010 Amended Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2010 Amended Credit Facility and the elimination of the amortization shortfall under the 2011 Credit Facility, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2010 Amended Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The 2010 Amended Credit Facility prohibits capital expenditures by the Company until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2010 Amended Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2010 Amended Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2010 Amended Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2010 Amended Credit Facility also restricts any amendment without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

The 2010 Amended Credit Facility also requires the Company to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The 2010 Amended Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the 2010 Amended Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2010 Amended Credit Facility.

On April 26, 2011, the Company breached the $50,000 minimum cash balance covenant under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction) and the 2010 Amended Credit Facility (prior to giving effect to the Oaktree Transaction) following a scheduled payment of $47,631 under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction). The Company obtained waivers of the minimum cash covenant through May 6, 2011 in connection with the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility. The Company remains subject to the minimum cash covenant after giving effect to the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility, and if current weak market conditions persist may breach this covenant at some point during 2011. In the event of any breach or potential breach of its minimum cash covenant, the Company intends to pursue alternatives including discussions with lenders to seek waivers or modifications allowing the Company to remain in compliance, potential financings, or other possible actions.

Bridge Loan Credit Facility

On October 4, 2010, the Company entered into a term loan facility (the “Bridge Loan Credit Facility”) which provided for a total commitment of $22,800 in a single borrowing which was used to finance a portion of the acquisition of one of the Metrostar Vessels.

The Bridge Loan Credit Facility was secured by the Genmar Vision, as well as Arlington’s equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Genmar Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. also provided an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility were substantially similar in all material respects to those contained in the Company’s existing credit facilities.

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividends were based on substantially the same pricing grid applicable to the 2005 Credit Facility.

A portion of the proceeds from the sale of three Handymax vessels, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage.  It is now subject to a first-lien mortgage under the 2011 Credit Facility and a second-lien mortgage under the 2010 Amended Credit Facility.

A repayment schedule of outstanding borrowings at March 31, 2011 is as follows:

YEAR ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Senior Notes	TOTAL

2011 (April 1, 2011 to December 31, 2011)	$103,176	$22,892	$—	$126,068
2012	613,127	30,523	—	643,650
2013	—	30,523	—	30,523
2014	—	30,523	—	30,523
2015	—	193,149	—	193,149
Thereafter	—	—	300,000	300,000

	$716,303	$307,610	$300,000	$1,323,913

During the three months ended March 31, 2011 and 2010, the Company paid dividends of $0 and $7,281, respectively.

Interest Rate Swap Agreements

On March 31, 2011, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2011 and 2010 was $1,948 and $3,870, respectively.

The Company’s 25 vessels which collateralize the 2005 Credit Facility also serve as collateral for these three interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $21,346 and $18,156 for the three months ended March 31, 2011 and 2010, respectively.

The Company would have paid approximately $10,453 to settle its outstanding swap agreements based upon their aggregate fair value as of March 31, 2011. This aggregate fair value is based upon estimates received from financial institutions (See Note 10).  At March 31, 2011, $7,119 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

The Company holds all of its assets and conducts all of its operations through its subsidiaries and has no independent assets or operations.  Its subsidiaries, other than the Subsidiary Guarantors under the Senior Notes, are minor in significance.  The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.  There are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan.

9.             DERIVATIVE FINANCIAL INSTRUMENTS

During the three months ended March 31, 2011 and 2010, the Company has only been party to interest rate swap agreements (see Note 8), which are carried at fair value on the consolidated balance sheet at each period end. Tabular disclosure of derivative instruments are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Liability, current	$(7,103)	$(7,132)
Interest rate contracts	Derivative Liability, noncurrent	(3,350)	(4,929)

Total derivatives designated as hedging instruments under FASB ASC 815		(10,453)	(12,061)

Total derivatives		$(10,453)	$(12,061)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Three months ended March 31,		into Income (Effective	Three months ended March 31,		on Derivative (Ineffective	Three months ended March 31,
Relationships	2011	2010	Portion)	2011	2010	Portion)	2011	2010
Interest rate contracts	$(209)	$(4,842)	Interest Expense	$(1,883)	$(3,777)	Other income/expense	$—	$34

Total	$(209)	$(4,842)		$(1,883)	$(3,777)		$—	$34

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$62,765	$62,765	$16,858	$16,858
Floating rate debt	1,023,913	1,023,913	1,082,845	1,082,845
Senior Notes	293,357	291,750	293,198	289,125
Derivative financial instruments (See Note 9)	(10,453)	(10,453)	(12,061)	(12,061)

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

The fair value of Vessels held for sale (see Note 5) was determined based on the selling price, net of estimated costs to sell, of such assets based on contracts finalized within a short period of time of their classification as held for sale, and measured on a nonrecurring basis.  Because sales of vessels occur infrequently, as the sale of such assets was being negotiated at year end, these selling prices are considered to be Level 2 items.  The fair value of Goodwill can be measured only as a residual and cannot be measured directly, and is measured on a nonrecurring basis.  Note 4 describes the methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 input.  The following table summarizes the valuation of assets measured on a nonrecurring basis:

	March 31, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Vessels held for sale	$7,206	$7,206	$—	$80,219	$80,219	$—
Goodwill	—	—	—	1,818	—	1,818

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	March 31, 2011	December 31, 2010
	Significant Other Observable Inputs	Significant Other Observable Inputs
	(Level 2)	(Level 2)

Derivative instruments – asset position	$—	$—

Derivative instruments – liability position	$(10,453)	$(12,061)

11.          RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 and 2010, the Company incurred office expenses totaling $11 and $15, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $18 and $14 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, the Company incurred fees for legal services aggregating $81and $7, respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2011 and December 31, 2010, the balance of $81and $12, respectively, was outstanding.

During the three months ended March 31, 2011 and 2010, the Company incurred certain entertainment and travel related costs totaling $157 and $135, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $0 and $159 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $46 and $35, respectively, based on actual time spent by the employee, of which the balance due to Genco of $34 and $85 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $12,112 and $4,274, respectively. At March 31, 2011 and December 31, 2010, $12,056 and $9,805, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2011 and 2010 for $18 and $18, respectively. A balance of $15 and $7 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

On March 29, 2011, the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200,000 secured loan (the “Oaktree Loan”) to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200,000 Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital.

12.          STOCK-BASED COMPENSATION

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

Stock Options

As of March 31, 2011, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the three months ended March 31, 2011 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of March 31, 2011, all of which were fully vested by December 31, 2010:

	Options Outstanding, March 31, 2011			Options Exercisable, March 31, 2011
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	2.6	1,675	$10.88
$16.84	5,025	$16.84	3.1	5,025	$16.84

	6,700	$15.35	3.0	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman vest approximately 10 years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

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

On December 31, 2010, the Company made grants of restricted common stock in the amount of 697,784 shares to employees and officers of the Company.  The restrictions on all of these shares will lapse, if at all, as to 25% of these shares on November 15, 2011 and as to 25% of these shares on November 15 of each of the three years thereafter, and will become fully vested on November 15, 2014. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

No restricted stock was granted during the three months ended March 31, 2011 and 2010.

A summary of the activity for restricted stock awards during the three months ended March 31, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding and nonvested, January 1, 2011	2,974,151	$19.07

Granted	—	—
Vested	(3,685)	11.85
Forfeited	(4,020)	8.47
Outstanding and nonvested, March 31, 2011	2,966,446	$19.10

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2011:

	2011 *	2012	2013	2014	2015	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$555	$740	$738	$646	$—	$—	$2,679
April 5, 2005	1,317	1,753	1,749	1,749	—	—	6,568
December 21, 2005	733	976	974	974	851	—	4,508
December 18, 2006	470	541	540	539	539	472	3,101
December 21, 2007	739	728	620	620	620	1,165	4,492
December 15, 2008	165	98	10	—	—	—	273
December 23, 2008	226	172	71	—	—	—	469
December 24, 2009	514	366	147	—	—	—	1,027
May 13, 2010	52	—	—	—	—	—	52
December 31, 2010	893	609	319	128	—	—	1,949
Total by year	$5,664	$5,983	$5,168	$4,656	$2,010	$1,637	$25,118

* Represents the period from April 1, 2011 through December 31, 2011.

As of March 31, 2011 and December 31, 2010, there was $25,118 and $27,132, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2011, this cost is expected to be recognized as an addition to paid-in capital over a weighted average period of 2.3 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2011 and 2010 was $2,013 and $2,182, respectively.

13.                               LEGAL PROCEEDINGS

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

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for approximately $5,800 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against the Company of approximately $500.  In October 2010, the Company entered into a settlement agreement with the U.S. National Pollution Fund in which the Company agreed to pay approximately $6,273 in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s Protection and Indemnity Underwriters. Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

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

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10 deductible.

14.                               SUBSEQUENT EVENTS

On April 5, 2011, the Company sold the Genmar Progress, for which it received net proceeds of $7,840, and repaid $7,913 under its 2005 Credit Facility.

On April 5, 2011, the Company completed a registered follow-on common stock offering pursuant to which it sold 23,000,000 shares of its common stock, par value $0.01 per share for a purchase price of $1.89 per share, which reflects a price to the public of $2.00 per share less underwriting discounts and commissions resulting in net proceeds to the Company of $43,470.

On April 8, 2011, an additional 3,450,000 shares of the Company’s common stock were issued pursuant to the underwriters’ exercise of their overallotment option under the same terms as the April 5, 2011 issuance resulting in net proceeds to the Company of $6,520.

On April 12, 2011, the Company took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for a total purchase price of $76,000, of which $7,600 was previously paid in the form of the initial deposit.  Of the balance, $22,800 was paid using available cash and $45,600 was paid using borrowings under the Company’s 2010 Credit Facility.

On April 26, 2011, the Company paid $47,631 pursuant to a scheduled semi-annual commitment reduction under its 2005 Credit Facility.  Pursuant to making this payment, the Company violated the minimum cash covenant under the 2005 Credit Facility and the 2010 Credit Facility.

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200,000 Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital.

On May 6, 2011, the Company entered into an amendment and restatement of the 2005 credit facility (the “2011 Credit Facility”), with Nordea Bank Finland plc, New York Branch, or Nordea, DnB NOR Bank ASA and HSH Nordbank AG as joint lead arrangers, in the amount of $550,000.  In connection with the Oaktree Transaction, General Maritime Subsidiary paid down the 2005 Credit Facility in an aggregate amount of approximately $115,800. The 2011 Credit Facility is a five-year senior secured revolving credit facility and includes a $25,000 letter of credit facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following:  (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvii) changes in the itineraries of the our vessels; (xviii) adverse changes in foreign currency exchange rates affecting our expenses;; and (xix) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent reports on Form 8-K.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2011 and 2010. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services.  As of April 26, 2011, our fleet consists of 31 wholly-owned vessels: seven VLCCs, 12 Suezmax vessels, nine Aframax vessels, two Panamax vessels, and one Handymax vessel.  These vessels have a total of 5.2 million dwt carrying capacity on a combined basis and all are double-hulled.  As of April 26, 2011, we also chartered-in three Handymax vessels (the “Chartered-in Vessels”).  The Chartered-in Vessels, which are double-hulled, have a total of 0.1 million dwt carrying capacity on a combined basis.

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million. Through March 31, 2011, we took delivery of the five VLCCs and one Suezmax newbuilding.  The remaining Suezmax newbuilding was delivered to us in April 2011.

A summary of our completed vessel acquisitions and dispositions (excluding vessels leased back from purchaser) between January 1, 2008 and May 6, 2011 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar St. Nikolas	Delivered	Suezmax	February 7, 2008
Genmar Elektra	Acquired	Aframax	October 7, 2008
Genmar Daphne	Acquired	Aframax	December 3, 2008
Genmar Victory	Acquired	VLCC	December 16, 2008
Genmar Vision	Acquired	VLCC	December 16, 2008
Stena Compatriot	Acquired	Panamax	December 16, 2008
Genmar Companion	Acquired	Panamax	December 16, 2008
Genmar Concord	Acquired	Handymax	December 16, 2008
Stena Consul	Acquired	Handymax	December 16, 2008
Stena Concept	Acquired	Handymax	December 16, 2008
Stena Contest	Acquired	Handymax	December 16, 2008
Genmar Zeus	Acquired	VLCC	July 2, 2010
Genmar Poseidon	Acquired	VLCC	August 2, 2010
Genmar Ulysses	Acquired	VLCC	August 9, 2010

Genmar Atlas	Acquired	VLCC	September 2, 2010
Genmar Hercules	Acquired	VLCC	September 9, 2010
Genmar Maniate	Acquired	Suezmax	October 6, 2010
Genmar Princess	Sold	Aframax	February 8, 2011
Genmar Gulf	Sold	Suezmax	February 23, 2011
Genmar Constantine	Sold	Aframax	March 18, 2011
Genmar Progress	Sold	Aframax	April 5, 2011
Genmar Spartiate	Acquired	Suezmax	April 12, 2011

We refer to the Genmar Agamemnon, Genmar Ajax, Genmar Alexandra, Genmar Argus, Genmar Daphne, Genmar Defiance, Genmar Elektra, Genmar George T, Genmar Harriet G, Genmar Hope, Genmar Horn, Genmar Kara G, Genmar Minotaur, Genmar Orion, Genmar Phoenix, Genmar Progress, Genmar Revenge, Genmar St. Nikolas, Genmar Spyridon and the Genmar Strength as the General Maritime Subsidiary Vessels.  We refer to the Genmar Vision, Genmar Victory, Stena Companion, Stena Compatriot and the Stena Consul as the Arlington Vessels.  We refer to the Genmar Spartiate, Genmar Zeus, Genmar Poseidon, Genmar Ulysses, Genmar Atlas, Genmar Hercules, and the Genmar Maniate as the Metrostar Vessels.

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

Our Arlington Vessels (which were acquired pursuant to the acquisition of Arlington Tankers Ltd. on December 16, 2008 (the Arlington Acquisition”)) and Metrostar Vessels are party to technical management agreements with third parties.  However, we provide commercial management for our Arlington Vessels and our Metrostar Vessels.  Two Handymax vessels (Stena Concept and Stena Contest) are party to fixed-rate ship management agreements with Northern Marine, which are scheduled to expire in July 2011, unless the charterer exercises its option to extend the time charter on these two vessels.Under these fixed-rate ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine has outsourced some of these services to third-party providers.  We have agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended
(In thousands, except per share data)	March 31, 2011	March 31, 2010
Voyage revenues	$102,933	$97,556
Voyage expenses	43,951	31,670
Direct vessel expenses	29,840	24,261
Bareboat lease expense	1,584	—
General and administrative expenses	8,787	9,727
Depreciation and amortization	22,434	22,307
Goodwill impairment	1,818	—
Loss (gain) on disposal of vessels and vessel equipment	3,285	(13)
Total operating expenses	111,699	87,952
Operating (loss) income	(8,766)	9,604
Net interest expense	22,858	18,855
Other income	84	172
Net loss	$(31,540)	$(9,079)

Basic loss per share	$(0.36)	$(0.16)
Diluted loss per share	$(0.36)	$(0.16)

Basic weighted average shares outstanding, thousands	86,623	55,661
Diluted weighted average shares outstanding, thousands	86,623	55,661

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	March 31, 2011	December 31, 2010
Cash	$62,765	$16,858
Current assets, including cash	137,913	168,538
Total assets	1,721,824	1,781,785
Current liabilities	228,033	1,442,593
Total long-term debt	1,317,270	1,353,243
Shareholders’ equity	304,255	332,046

OTHER FINANCIAL DATA	Three months ended
(dollars in thousands except average daily results)	March 31, 2011	March 31, 2010

Net cash provided by operating activities	$24,499	$19,971
Net cash provided by investing activities	82,563	1,514
Net cash used by financing activities	(61,065)	(7,409)
Capital and drydock expenditures
Vessel sales (purchases), including deposits	85,301	—
Drydocking or capitalized survey or improvement costs	4,402	1,203
Weighted average long-term debt	1,343,286	1,018,656
OTHER DATA
EBITDA (1)	13,752	32,083
FLEET DATA
Total number of vessels including vessels chartered in (at end of period)	34	31
Average number of vessels (2)	35.9	31.0
Total vessel operating days for fleet (3)	2,974	2,709
Total time charter days for fleet	1,445	1,614
Total spot market days for fleet	1,529	1,095
Total calendar days for fleet (4)	3,228	2,790
Fleet utilization (5)	92.1%	97.1%
AVERAGE DAILY RESULTS
Time Charter Equivalent (6)	$19,833	$24,321
Direct vessel operating expenses per vessel (7)	9,244	8,696

		Three months ended
		March 31, 2011	March 31, 2010
EBITDA Reconciliation
Net Loss		$(31,540)	$(9,079)
+	Net interest expense	22,858	18,855
+	Depreciation and amortization	22,434	22,307
	EBITDA	$13,752	$32,083

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

(2) Average number of vessels is the number of vessels, including Chartered-in Vessels,  that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period.

(3) Vessel operating days for fleet are the total days our vessels, including Chartered-in Vessels, were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.

(4) Calendar days are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(5) Fleet utilization is the percentage of time that our vessels, including Chartered-in Vessels, were available for revenue generating voyage days, and is determined by dividing vessel operating days by calendar days for the relevant period.

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2011 and 2010 is set forth in the table below.

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%
Direct vessel expenses	50.6%	36.8%
Bareboat lease expense	2.7%	0.0%
General and administrative expenses	14.9%	14.8%
Depreciation and amortization	38.0%	33.9%
Goodwill impairment	3.1%	0.0%
Loss (gain) on disposal of vessels and vessel	5.6%	0.0%
Operating (loss) income	-14.9%	14.5%
Net interest expense	-38.8%	-28.6%
Other income	0.1%	0.3%
Net loss	-53.6%	-13.8%

(1)          Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by a charterer under a time charter.

	FOR THE THREE MONTHS
STATEMENT OF OPERATIONS DATA	ENDED MARCH 31,
(Dollars in thousands)	2011	2010

Voyage revenues	$102,933	$97,556
Voyage expenses	(43,951)	(31,670)
Net voyage revenues	$58,982	$65,886

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

VOYAGE REVENUES—Voyage revenues increased by $5.3 million, or 5.5%, to $102.9 million for the three months ended March 31, 2011 compared to $97.6 million for the prior year period. This increase is primarily due to a 9.8% increase in the number of vessel operating days, including those attributable to the Chartered-in Vessels, during the three months ended March 31, 2011 to 2,974 days from 2,709 days in the prior year period.  The increase in vessel operating days is primarily due to an increase in the size of our fleet resulting from the acquisition of six Metrostar Vessels during the second half of 2010 partially offset by the sale of three vessels which were not leased back as well as lower utilization rates associated with offhire time from the completion of the last voyage of these three vessels and an additional vessel held for sale at March 31, 2011 until the dates such vessels were actually sold.  The average size of our fleet during the three months ended March 31, 2011 was 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax

(including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels during the prior year period.  This increase in voyage revenues is partially offset by lower spot voyage rates associated with a weaker spot voyage market during the three months ended March 31, 2011 compared to the prior year period  as well as a decline in time charter rates during the three months ended March 31, 2011 as compared to the prior year period, as discussed below under “Net Voyage Revenues”.

VOYAGE EXPENSES—Voyage expenses increased by $12.3 million, or 38.8%, to $44.0 million for the three months ended March 31, 2011 compared to $31.7 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the three months ended March 31, 2011, the number of days our vessels operated under spot charters increased by 434 days, or 39.6%, to 1,529 days (387 days Aframax, 717 days Suezmax, 360 days VLCC, 38 days Panamax and 27 days Handymax) from 1,095 days (475 days Aframax, 489 days Suezmax, 119 days VLCC, 12 days Panamax) during the prior year period.  The increase in spot voyage days during the three months ended March 31, 2011 compared to the prior year period reflects an increase in the proportion of such days consisting of the larger VLCC and Suezmax vessels.  Larger vessels consume more fuel and undergo longer voyages and accordingly, fewer port calls than smaller vessels and incur greater fuel costs but lower port costs.  Primarily because of this, fuel costs increased by $12.1 million, or 53.3%, to $34.9 million during the three months ended March 31, 2011 compared to $22.8 million during the prior year period.  This increase in fuel cost corresponds to a 9.8% increase in fuel cost per spot voyage day to $22,839 during the three months ended March 31, 2011 compared to $20,799 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $0.1 million, or 1.5%, to $6.1 million during the three months ended March 31, 2011 compared to $6.0 million during the prior year period.  This increase in overall port costs reflects a 27.3% decrease in port costs per spot day to $3,992 for the three months ended March 31, 2011 compared to $5,492 for the prior year period.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $6.9 million, or 10.5%, to $59.0 million for the three months ended March 31, 2011 compared to $65.9 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the three months ended March 31, 2011 compared to prior year.  Our average TCE rates decreased to $19,833 during the three months ended March 31, 2011 compared to $24,321 for the prior year period.  This decrease in TCE during the three months ended March 31, 2011 as compared to the prior year period is attributable to a decline in spot charter rates due to a weaker rate environment  and a decrease in time charter rates  due to time charters that have expired during 2009 which had rates higher than prevailing market rates.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Partially offsetting this decrease is a 15.8% increase in the average size of our fleet during the three months ended March 31, 2011 to 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels during the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	3 months ended March 31,		Increase	%
	2011	2010	(Decrease)	Change
Net voyage revenue (in thousands):
Time charter:
Aframax	$7,699	$10,701	$(3,002)	-28.1%
Suezmax	7,709	16,758	(9,049)	-54.0%
VLCC	7,443	2,081	5,362	257.7%
Panamax	1,799	2,940	(1,141)	-38.8%
Product	4,252	5,033	(781)	-15.5%
Total	28,902	37,513	(8,611)	-23.0%

Spot charter:
Aframax	3,875	7,548	(3,673)	-48.7%
Suezmax	16,768	16,849	(81)	-0.5%
VLCC	8,615	4,199	4,416	105.2%
Panamax	488	(223)	711	n/a
Product	334	—	334	n/a
Total	30,080	28,373	1,707	6.0%

TOTAL NET VOYAGE REVENUE	$58,982	$65,886	$(6,904)	-10.5%

Vessel operating days:
Time charter:
Aframax	460	587	(127)	-21.6%
Suezmax	282	448	(166)	-37.1%
VLCC	236	59	177	300.0%
Panamax	141	166	(25)	-15.1%
Product	326	354	(28)	-7.9%
Total	1,445	1,614	(169)	-10.5%

Spot charter:
Aframax	387	475	(88)	-18.5%
Suezmax	717	489	228	46.6%
VLCC	360	119	241	202.5%
Panamax	38	12	26	216.7%
Product	27	—	27	n/a
Total	1,529	1,095	434	39.6%
TOTAL VESSEL OPERATING DAYS	2,974	2,709	265	9.8%
AVERAGE NUMBER OF VESSELS	35.9	31.0	4.9	15.8%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$16,738	$18,230	$(1,492)	-8.2%
Suezmax	$27,338	$37,406	$(10,068)	-26.9%
VLCC	$31,537	$35,269	$(3,732)	-10.6%
Panamax	$12,759	$17,710	$(4,951)	-28.0%
Product	$13,043	$14,218	$(1,175)	-8.3%
Combined	$20,002	$23,242	$(3,240)	-13.9%

Spot charter:
Aframax	$10,013	$15,892	$(5,879)	-37.0%
Suezmax	$23,386	$34,456	$(11,070)	-32.1%
VLCC	$23,931	$35,283	$(11,352)	-32.2%
Panamax	$12,835	$(18,579)	$31,414	n/a
Product	$12,369	$—	$12,369	n/a
Combined	$19,673	$25,911	$(6,237)	-24.1%
			$—
TOTAL TCE	$19,833	$24,321	$(4,489)	-18.5%

As of March 31, 2011, 15 of our vessels are on time charters expiring between July 2011 and March 2013, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Alexandra	Aframax	June 1, 2012		$13,750
Genmar Argus	Suezmax	October 24, 2011	(2)	$27,500
Genmar Daphne	Aframax	November 1, 2011	(2)	$18,750
Genmar Defiance	Aframax	October 30, 2011	(2)	$18,750
Genmar Elektra	Aframax	August 11, 2011		$18,500
Genmar Hercules	VLCC	October 29, 2011	(2)	$35,500
Genmar Strength	Aframax	September 1, 2012		$18,500
Genmar Spyridon	Suezmax	October 16, 2011	(2)	$27,500
Genmar Companion	Panamax	February 10, 2013		$13,500	(3)
Stena Concept	Handymax	July 4, 2011		$15,000	(2)
Stena Contest	Handymax	July 4, 2011		$15,000	(2)
Genmar Compatriot	Panamax	February 23, 2013		$13,500	(4)
Genmar Concord	Handymax	March 30, 2013		$10,000	(5)
Genmar Consul	Handymax	February 7, 2013		$10,000	(6)
Genmar Victory	VLCC	February 12, 2012	(2)	$40,500

(1)         Before brokers’ commissions.

(2)         Charter end date excludes periods that are at the option of the charterer.

(3)         Rate adjusts to $16,500/ day on August 10, 2011and $15,000 on February 10, 2012.

(4)         Rate adjusts to$16,500/ day on August 23, 2011and $15,000 on February 23, 2012.

(5)         Rate adjusts to $12,000/ day on September 30, 2011, $14,000/ day on March 30, 2012 and $16,000/ day on September 30, 2012.

(6)         Rate adjusts to $12,000/ day on August 7, 2011, $14,000/ day on February 7, 2012 and $16,000/ day on August 7, 2012.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $5.5 million, or 23.0%, to $29.8 million for the three months ended March 31, 2011 compared to $24.3 million for the prior year period.  This increase primarily reflects a 15.8% increase in the average size of our fleet during the three months ended March 31, 2011 to 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) vessels during the prior year period.  During the three months ended March 31, 2011, crewing costs on the six Metrostar Vessels (five VLCCs and one Suezmax) acquired during the second half of 2010 included the additional costs of overlapping of crews as these vessels were being integrated into our fleet.  Two VLCCs, two Aframax vessels (including one for which the drydock was canceled due to management’s decision to sell the vessel) and a Suezmax vessel that are scheduled to undergo drydocks in 2011 incurred additional maintenance and repair expenses in anticipation of such drydocks.  In addition, in November 2010, the fixed-fee technical management contracts with Northern Marine expired for one of our Panamax vessels and one of our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses increased for such vessels.  Partially offsetting these increases in direct vessel expenses are decreases in insurance costs during the three months ended March 31, 2011 compared to the prior year period for our Aframax vessels and Suezmax vessels relating to the write-off of certain insurance claims relating to vessel repairs during the three months ended March 31, 2010 that were not deemed to be collectible for which similar write-offs did not recur in the 2011 period.  In addition, costs associated with lubricating oils during the three months ended March 31, 2011 compared to the prior year period decreased for our Aframax vessels and Suezmax vessels relating lube oil optimization equipment installed on vessels in 2010 which resulted in reduced lube oil consumption as well as additional waiting time during which the main engines were used less primarily due to the weaker spot market.  On a daily basis, direct vessel expenses per vessel increased by $548, or 6.3%, to $9,244 ($9,208 Aframax, $8,462 Suezmax, $11,465 VLCC, $9,040 Panamax, $7,831 Handymax) for the three months ended March 31, 2011 compared $8,696 ($9,531 Aframax, $8,406 Suezmax, $9,122 VLCC, $7,906 Panamax, $7,170 Handymax) for the prior year period.  Changes in daily costs are due to reasons described above.

We anticipate that direct vessel expenses will increase to approximately $111 million for 2011 based on daily budgeted direct vessel expenses on our Aframax vessels, Suezmax vessels, VLCCs, Panamax vessels and Handymax vessels of $8,674, $8,322, $10,018, $7,231 and $7,202, respectively.  The budgets for the Aframax and Suezmax vessels are based on 2010 actual results adjusted for certain 2010 events not expected to recur or anticipated 2011 events which did not occur in 2010.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

BAREBOAT LEASE EXPENSE — Bareboat lease expense was $1.6 million during the three months ended March 31, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $0.9 million, or 9.7%, to $8.8 million for the three months ended March 31, 2011 compared to $9.7 million for the prior year period.  Significant factors contributing to this decrease are:

(a) $1.5 million decrease during the three months ended March 31, 2011 compared to the prior year period  relating to personnel costs in our New York office, reflecting reduced compensation expense and a reduction in restricted stock amortization;

(b) a $0.3 million decrease during the three months ended March 31, 2011 compared to the prior year period in reserves against our amounts due from charterers associated with demurrage and certain other billings; and

(c) a partially offsetting increase  of $0.7 million during the three months ended March 31, 2011 as compared to the prior year relating to additional professional fees incurred  relating to the sale-leaseback of three Handymax vessels as well as additional costs relating to our liquidity issues.

For 2011, we have budgeted general and administrative expenses to be approximately $38.4 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.1 million, or 0.6%, to $22.4 million for the three months ended March 31, 2011 compared to $22.3 million for the prior year period.

Depreciation and amortization associated with the Metrostar Vessels was $5.6 million during the three months ended March 31, 2011.  These Metrostar Vessels were acquired during the second half of 2010 and, therefore, had no effect on the three months ended March 31, 2010.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.   Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and undepreciated vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the three months ended March 31, 2011 compared to the prior year period.

Vessel depreciation was $19.2 million during the three months ended March 31, 2011 compared to $17.9 million during the prior year period.  Such increase includes an increase in depreciation on the Metrostar Vessels of $5.6 million, offset by a decrease of $3.6 million relating to the impaired vessels.  An additional decrease during the three months ended March 31, 2011 compared to the prior year is due to an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $1.1 million during the three months ended March 31, 2011, of which $0.4 million relates to the eight impaired vessels and the Metrostar Vessels  the effect t of which is included in the above variances and $0.7 million of such increase relates to the remaining  vessels in our fleet.

Amortization of drydocking decreased by $1.2 million to $2.2 million for the three months ended March 31, 2011 compared to $3.4 million for the prior year period.  Contributing to this decrease in drydock amortization during the three months ended March 31, 2011 compared to the prior year period is a $1.8 million decrease associated with writing off the unamortized drydock of the eight vessels impaired as of December 31, 2010.  This decrease is offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

GOODWILL IMPAIRMENT — Goodwill impairment was $1.8 million and $0 for the three months ended March 31, 2011 and 2010, respectively.   Refer to the GOODWILL section in Critical Accounting Policies.

NET INTEREST EXPENSE—Net interest expense increased by $4.0 million, or 21.2%, to $22.9 million for the three months ended March 31, 2011 compared to $18.9 million for the prior year period.   $3.1 million of this increase is attributable to borrowings under our 2010 Credit Facility which was used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010. An additional increase of approximately $1.2 million relates to the increase in margin of our 2005 Credit Facility not hedged with interest rate swaps which was 350 basis points during the three months ended March 31, 2011 compared to 250 basis points during the prior year period.     During the three months ended March 31, 2011, our weighted average outstanding debt increased by 31.9% to $1,343.3 million compared to $1,018.7 million during the prior year period.  Such increase is attributable to the borrowings under the 2010 Credit Facility.

OTHER INCOME/EXPENSE — Other income for the three months ended March 31, 2011 consists of a $0.1 million unrealized gain relating to foreign currency transactions.  Other income for the three months ended March 31, 2010 consists of a $0.1 million unrealized gain on our interest rate swaps and a $0.1 million unrealized gain relating to foreign currency transactions.

NET LOSS—Net loss was $31.5 million for the three months ended March 31, 2011 compared to a net loss of $9.1 million for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds; cash management

Since our formation, our principal sources of funds have been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds has been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we have also used funds to pay dividends and to repurchase our common stock from time to time. Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends or make share repurchases.  The terms of our credit facilities also prohibit the payment of dividends and share repurchases through May 2013 at the earliest.  See below for descriptions of our historical dividends.

Our historical practice has been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock combination. Our business is capital intensive and its future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.  Our debt instruments contain restrictions on our ability to use cash and borrowings to fund acquisitions.  We may, however, review equity financing alternatives to fund such acquisitions.

We may also consider future vessels sales, additional debt or equity offerings, seeking waivers or extensions of our obligations under its existing credit facilities and other options. There can be no assurance that we will be able to successfully complete any of these transactions, or that doing so will be sufficient for us to meet our liquidity needs. If we do not comply with the various financial and other covenants and requirements of its credit facilities, the lenders may, subject to various customary cure rights, exercise customary remedies.

We expect to rely on operating cash flows, long-term borrowings and potential future equity offerings to fund our operations. We believe that our current cash balance as well as operating cash flows and available borrowings under our credit facility will be sufficient to meet our liquidity needs for the next year.

Refinancing Transactions

Oaktree Credit Facility

On March 29, 2011, we, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200 million secured loan (the “Oaktree Loan”) to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants (the “Warrants”) to be issued by us for the purchase of 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

On May 6, 2011, we amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200 million Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  We used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital.  See below for a description of the Oaktree Credit Facility.

Warrants

The Warrants are exercisable at any time and will expire on May 6, 2018 (being the date that is seven years from their issuance). During this period, Warrant holders will have certain anti-dilution protections. Pursuant to the terms of the Warrants, if we issue additional common stock or securities convertible into or exchangeable or exercisable for our common stock at a price per share less than $2.55 (the 10-day volume weighted average price of our common stock prior to March 16, 2011), we will be required to issue to Warrant holders additional warrants, at an exercise price of $0.01 per share, for 19.9% of the shares of our common stock issued or issuable in connection with such issuance. Other customary anti-dilution adjustments will also apply.

In connection with the Oaktree Credit Facility, on March 29, 2011, we also entered into an Investment Agreement with the Oaktree Lender, which we amended on May 6, 2011 (as so amended, the “Investment Agreement”). Pursuant to the Investment Agreement, among other things, we have agreed to provide the Oaktree Lender and its affiliates (collectively, “Oaktree”) with preemptive rights to purchase Oaktree’s proportionate share of any issuances of equity or securities convertible into, or exchangeable or exercisable for, our common stock. The anti-dilution rights under the Warrants and, under certain circumstances, the preemptive rights will be subject to shareholder approval which, under the Investment Agreement, we have agreed to seek following the closing of the Oaktree Transaction. The issuance of any Warrants issued pursuant to anti-dilution protection provisions, and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the New York Stock Exchange.

In the event we consummate any transaction triggering anti-dilution or preemptive rights, but the shareholder approval described above has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase up to a maximum of 18% per annum.

On May 6, 2011, pursuant to the Investment Agreement, we also entered into a new registration rights agreement (the “Registration Rights Agreement”) with Peter C. Georgiopoulos, an entity controlled by Mr. Georgiopoulos, the Oaktree Lender and one of its affiliates. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the

Registration Rights Agreement grants him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  The Registration Rights Agreement also grants Oaktree registration rights with respect to the shares of our common stock issued or issuable to Oaktree upon exercise of the Warrants.  The Registration Rights Agreement provides for customary demand and piggy-back registration rights.

Oaktree will not be permitted to transfer any Warrants or shares received upon any Warrant exercise for a period of two years, except to its affiliates or in a transaction approved or recommended by our Board of Directors. Oaktree will also not be permitted to enter into any hedging transactions with respect to our common stock for a period of one year. Subject to certain exceptions, for a period of two years after the closing of the Oaktree Transactions, Oaktree will be subject to customary “standstill” restrictions, pursuant to which Oaktree will not be permitted to acquire additional shares of our capital stock or make any public proposal with respect to a merger, combination or acquisition (or take similar actions) with respect to the Company.

We are in the process of determining the fair value of the Warrants as of May 6, 2011.  We anticipate that the fair value of the Warrants will be recorded as a noncurrent liability on our balance sheet and that the carrying value of the Oaktree Credit Facility will be reduced by an offsetting amount.  We also anticipate that subsequent changes in the value of the Warrants, which will primarily be driven by the trading price of our common shares, will be treated as noncash adjustments to other expense (income) on our statement of operations.  Moreover, the amount by which the carrying value of the Oaktree Credit Facility is reduced by the May 6, 2011 value of the Warrants is expected to be treated as additional interest expense, using the effective interest method, through the maturity of the Oaktree Credit Facility.

2011 Credit Facility

On May 6, 2011, we entered into an amendment and restatement of the 2005 credit facility (the “2011 Credit Facility”), with Nordea Bank Finland plc, New York Branch, or Nordea, DnB NOR Bank ASA and HSH Nordbank AG as joint lead arrangers, in the amount of $550 million. In connection with the Oaktree Transaction, General Maritime Subsidiary paid down the 2005 Credit Facility in an aggregate amount of approximately $115.8 million. The 2011 Credit Facility is a five-year senior secured revolving credit facility and includes a $25 million letter of credit facility.  See below for a description of the 2011 Credit Facility.

Waivers of Minimum Cash Covenant Under 2011 Credit Facility and 2010 Amended Credit Facility

On April 26, 2011, we breached the $50 million minimum cash balance covenant under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction) and the 2010 Amended Credit Facility (prior to giving effect to the Oaktree Transaction) following a scheduled payment of $47.6 million under the 2011 Credit Facility (prior to giving effect to the Oaktree Transaction). We obtained waivers of the minimum cash covenant through May 6, 2011 in connection with the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility. We remain subject to the minimum cash covenant after giving effect to the closing of the 2011 Credit Facility and the 2010 Amended Credit Facility, and if current weak market conditions persist may breach this covenant at some point during 2011. In the event of any breach or potential breach of its minimum cash covenant, we intend to pursue alternatives including discussions with lenders to seek waivers or modifications allowing us to remain in compliance, potential financings, or other possible actions.

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

On April 5, 2011, we completed a registered follow-on common stock offering pursuant to which we sold 23,000,000 shares of our common stock, par value $0.01 per share for a purchase price of $1.89 per share, which reflects a price to the public of $2.00 per share less underwriting discounts and commissions, resulting in net proceeds to us of $43.5 million.

On April 8, 2011, an additional 3,450,000 shares of the Company’s common stock were issued pursuant to the underwriters’ exercise of their overallotment option under the same terms as the April 5, 2011 issuance resulting in net proceeds to us of $6.5 million.

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

In connection with the sale/leaseback, the vessels have been leased back to subsidiaries of ours under bareboat charters entered into with the purchasers for a period of seven years at a rate of $6,500 per day for the first two years of the charter period and $10,000 per day for the remainder of the charter period. We expect the Stena Concept to continue to be employed pursuant to an existing time charter at an adjusted rate of $15,000 per day until July 4, 2011. The obligations of the subsidiaries are guaranteed by us.  As part of these agreements, the subsidiaries to which each of the Stena Concept, Stena Contest and Genmar Concord were leased back will have options to repurchase the three product tankers for $24 million per vessel at the end of year two of the charter period, $21 million per vessel at the end of year three of the charter period, $19.5 million per vessel at the end of year four of the charter period, $18 million per vessel at the end of year five of the charter period, $16.5 million per vessel at the end of year six of the charter period, and $15 million per vessel at the end of year seven of the charter period.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2005 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2005 Credit Facility.

On March 18, 2011, we sold the Genmar Constantine for net proceeds of $7.2 million and subsequently paid $8.8 million as a permanent reduction of the 2005 Credit Facility.

On April 5, 2011, we sold the Genmar Progress, for which we received net proceeds of $7.8 million and repaid $7.9 million under our 2005 Credit Facility.

On April 12, 2011, we took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for $76 million, which we paid $22.8 million in cash and $7.6 million from the initial deposit, and drew down $45.6 million on our 2010 Credit Facility.

Dividend policy

Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends or make share repurchases.  The terms of our credit facilities also prohibit the payment of dividends and share repurchases through May 2013 at the earliest.  Our history of dividend payments, through November 24, 2010 (the last date on which we paid dividends) is as follows:

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

Debt Financings

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Credit Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of March 31, 2011, the discount on the Senior Notes is $6.7 million.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  As described below, the entire balances of the 2005 Credit Facility and 2010 Credit Facility had been classified as a current liability on the consolidated balance sheet as of December 31, 2010. Although the

Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes had also been classified as a current liability on the consolidated balance sheet as of December 31, 2010. As of March 31, 2011, because management does not believe it to be probable that the Company would violate any of its loan covenants under the 2005 Credit Facility and 2010 Credit Facility over the next 12 months, the Senior Notes have been classified as a long-term liability.

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

Oaktree Credit Facility

On March 29, 2011, General Maritime Subsidiary and General Maritime Subsidiary II entered into a credit facility with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) and such facility was amended and restated on May 6, 2011 (the “Oaktree Credit Facility”). The Oaktree Credit Facility

provides for a term loan of $200 million and such amount was drawn in its entirety on May 6, 2011 to pay down the 2011 Credit Facility and the 2010 Amended Credit Facility, among other things.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.

The Oaktree Credit Facility is secured on a third lien basis by a pledge by the Company of its interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The Oaktree Credit Facility matures on May 6, 2018. The Oaktree Credit Facility will be reduced after disposition or loss of a mortgaged vessel, subject to reductions by the amounts of any mandatory prepayments under the 2011 Credit Facility and the 2010 Amended Credit Facility that result in a permanent reduction of the loans and commitments thereunder.

The Company is subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, a total leverage ratio covenant and an interest coverage ratio covenant.

The Oaktree Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security for the Oaktree Credit Facility shall at all times be at least 110% of the then principal amount outstanding under the Oaktree Credit Facility.

Under the minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $45 million at any time.

The Company must maintain a total leverage ratio no greater than 0.935 to 1.00 until the quarter ending March 31, 2013, 0.88 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.77 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.35 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness other than additional indebtedness issued under the 2011 Credit Facility and the 2010 Amended Credit Facility up to $75 million (subject to certain reductions).

The Oaktree Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The Oaktree Credit Facility prohibits capital expenditures by the Company until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the Oaktree Credit Facility.

The Oaktree Credit Facility is also requires us to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders, and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington Tankers Ltd. (“Arlington”) which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. Such facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provides a total commitment as of May 6, 2011 of $550 million and that amount is fully drawn.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of March 31, 2011, prior to giving effect to the amendment and restatement, $716.3 million of the 2011 Credit Facility is outstanding and the commitment thereunder has been reduced to such amount. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. The 2011 Credit Facility will be reduced (i) based on, for the first two years of the 2011 Credit Facility, liquidity in excess of $100 million based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the 2011 Credit Facility, pursuant to quarterly reductions of $17.2 million, as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

Up to $50 million of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of March 31, 2011, the Company has outstanding letters of credit aggregating $5.0 million which expire between October 2011 and March 2012, leaving $45.0 million available to be issued.  However, because the 2005 Credit Facility is substantially fully drawn as of March 31, 2011, none of this balance may be issued.

The Company’s ability to borrow amounts under the 2011 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, a total leverage ratio covenant and an interest coverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. The 2011 Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time.

The Company must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated cash interest expense) starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2011 Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2011 Credit Facility and the elimination of the amortization shortfall, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2011 Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The 2011 Credit Facility prohibits capital expenditures by the Company until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2011 Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2011 Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2011 Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2011 Credit Facility also restricts any amendment without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

The 2011 Credit Facility also requires us to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The 2011 Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the 2011 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a term loan facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”).  The 2010 Amended Credit Facility provides for term loans in the amount of $322 million (the “Term Loans”) and a $50 million revolver (the “Revolving Loans”).   The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.   The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of May 6, 2011, the 2010 Amended Credit Facility has been reduced to $328.2 million, including $50 million of Revolving Loans, and the 2010 Amended Credit Facility is fully drawn.

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of March 31, 2011, prior to giving effect to the amendment and restatement, $326.3 million of the 2010 Amended Credit Facility is outstanding and the commitment thereunder has been reduced to $307.6 million. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the

Company and subsidiaries of the Company (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7.5 million quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

The Company’s ability to borrow amounts under the 2010 Amended Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance, a total leverage ratio covenant and an interest coverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time.

The Company must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2010 Amended Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2010 Amended Credit Facility and the elimination of the amortization shortfall under the 2011 Credit Facility, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2010 Amended Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The 2010 Amended Credit Facility prohibits capital expenditures by the Company until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2010 Amended Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2010 Amended Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2010 Amended Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2010 Amended Credit Facility also restricts any amendment without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

The 2010 Amended Credit Facility is also requires us to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The 2010 Amended Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the 2010 Amended Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2010 Amended Credit Facility.

Bridge Loan Credit Facility

On October 4, 2010, the Company entered into a term loan facility (the “Bridge Loan Credit Facility”) which provided for a total commitment of $22.8 million in a single borrowing which was used to finance a portion of the acquisition of one of the Metrostar Vessels.

The Bridge Loan Credit Facility was secured by the Genmar Vision, as well as Arlington’s equity interests in Vision Ltd. (the owner of the Genmar Vision), insurance proceeds, earnings and certain long-term charters of the Genmar Vision and certain deposit accounts related to the Genmar Vision.  Vision Ltd. also provided an unconditional guaranty of amounts owing under the Bridge Loan Credit Facility.

The other covenants, conditions precedent to borrowing, events of default and remedies under the Bridge Loan Credit Facility were substantially similar in all material respects to those contained in the Company’s existing credit facilities.

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividends were based on substantially the same pricing grid applicable to the 2005 Credit Facility.

A portion of the proceeds from the sale of three Handymax vessels, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage. It is now subject to a first-lien mortgage under the 2011 Credit Facility and a second-lien mortgage under the 2010 Amended Credit Facility.

A repayment schedule of outstanding borrowings at March 31, 2011, excluding the reclassification of all amounts due under the Senior Notes, the 2011 Credit Facility and the 2010 Amended Credit Facility (prior to giving effect to the Oaktree Transaction)to current liabilities and discount on the Senior Notes, is as follows (in thousands):

YEAR ENDING DECEMBER 31,	2005 Credit Facility	2010 Credit Facility	Senior Notes	TOTAL

2011 (April 1, 2011 to December 31, 2011)	$103,176	$22,892	$—	$126,068
2012	613,127	30,523	—	643,650
2013	—	30,523	—	30,523
2014	—	30,523	—	30,523
2015	—	193,149	—	193,149
Thereafter	—	—	300,000	300,000

	$716,303	$307,610	$300,000	$1,323,913

During the three months ended March 31, 2011 and 2010, we paid dividends of $0 and $7.3 million, respectively.

Interest Rate Swap Agreements

On March 31, 2011, we were party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250.0 million, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2011 and 2010 was $1.9 million and $3.9 million, respectively.

Our 25 vessels which collateralize the 2005 Credit Facility also serve as collateral for these four interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2005 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of our credit facilities, Senior Notes and interest rate swaps aggregated $21.3 million and $18.2 million for the three months ended March 31, 2011 and 2010, respectively.

Cash and Working Capital

Cash increased to $62.8 million as of March 31, 2011 compared to $16.9 million as of December 31, 2010. Working capital is current assets minus current liabilities. Working capital deficiency was $90.1 million as of March 31, 2011 compared to a working deficiency of $1,274.1 million as of December 31, 2010.  The reduction in working capital deficiency is principally the result of the current portion of long-term debt.

Cash Flows From Operating Activities

Net cash provided by operating activities increased 22.7% to $24.5 million for the three months ended March 31, 2011, compared to $20.0 million for the prior year period.  This increase is primarily due to a $22.9 million increase in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2011 associated with our extending the timing of remittances due from us as compared to a $6.6 million increase during the prior year period.  Also contributing to this increase is a $4.3 million reduction in amounts due from charterers during the three months ended March 31, 2011 compared to a $5.5 million increase during the prior year period, which is attributable to the an acceleration of the timing of collections of amounts due to us. Partially offsetting these increases is an increase in our net loss to $31.5 million during the three months ended March 31, 2011 compared to a net loss of $9.1 million during the prior year period.

Cash Flows From Investing Activities

Net cash provided by investing activities was $82.6 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.  The change in net cash from investing activities relates primarily to the following:

•                  During the three months ended March 31, 2011, we sold six vessels for net proceeds of $85.3 million.  There were no such sales in the 2010 period.

•                  During the three months ended March 31, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $2.7 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap.  There was no such deposit during the 2011 period.

•                  During the three months ended March 31, 2011 and 2010, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $2.7 million and $1.2 million, respectively.

Cash Flows From Financing Activities

Net cash used by financing activities was $61.1 million and $7.4 million for the three months ended March 31, 2011 and 2010, respectively.  The change in net cash from financing activities relates primarily to the following:

•                  During the three months ended March 31, 2011 we repaid $36.1 million associated with our 2005 Credit Facility and 2010 Credit Facility.  No such repayments were made during 2010.

•                  During the three months ended March 31, 2011, we repaid the Bridge Loan Credit Facility.

•                  During the three months ended March 31, 2011 and 2010, we paid deferred financing costs of $2.1 million and $0.1 million, respectively.

•                  During the three months ended March 31, 2010 we paid $7.3 million of dividends to our shareholders.

Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the three months ended March 31, 2011, we paid $4.4 million of drydock related costs.  For the year ending December 31, 2011, we anticipate that we will incur costs associated with drydocks on five vessels. We estimate that the expenditures to complete drydocks during 2011 will aggregate to approximately $18 million and that the vessels will be offhire for approximately 305 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

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

Capital Improvements

During the three months ended March 31, 2011, we incurred $2.7 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2011, we have budgeted approximately $8.6 million for such projects.

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

In connection with the sale/leaseback of the three Chartered-in Vessels, the vessels have been leased back to subsidiaries of the Company under bareboat charters entered into with the purchasers for a period of seven years at a rate of $6,500 per day for the first two years of the charter period and $10,000 per day for the remainder of the charter period.

The minimum future vessel operating expenses to be paid by us under fixed-rate ship management agreements in effect as of March 31, 2011 that will expire in 2011 are $1.3 million.  If the option periods are extended by the charterer of the four Arlington Vessels currently managed by Northern Marine under fixed-rate ship management agreements, such ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments in the table below under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of March 31, 2011, prior to giving effect to the Oaktree Transaction, for the categories set forth below (dollars in millions):

	Total	2011 (4)	2012	2013	2014	2015	Thereafter
2005 Credit Facility	$716.3	$103.2	$613.1	$—	$—	$—	$—
2010 Credit Facility	307.6	22.9	30.5	30.5	30.5	193.2	—
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	67.9	5.4	7.1	10.6	11.0	10.9	22.9
Interest expense (1)	340.9	69.8	71.3	47.7	44.5	40.1	67.5
Senior officer employment agreements (2)	1.1	1.1	—	—	—	—	—
Metrostar Vessel payments (3)	68.4	68.4	—	—	—	—	—
Ship management agreements	1.3	1.3	—	—	—	—	—
Office leases	14.4	1.4	1.5	1.4	1.4	1.4	7.3
Total commitments	$1,817.9	$273.5	$723.5	$90.2	$87.4	$245.6	$397.7

(1)            Future interest payments on our 2005 Credit Facility and 2010 Credit Facility are based on our current outstanding balance using a margin on these facilities of 350 bps and current borrowing LIBOR rate of 0.25%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(2)             Senior officer employment agreements are evergreen and renew for subsequent terms of one year.  This table excludes future renewal periods.

(3)             Represents the balance due for the $620 million purchase price of the Metrostar Vessels, net of the 10% deposit already placed into escrow.

(4)            Denotes the nine month period from April 1, 2011 to December 31, 2011.

The following is a tabular summary of our future contractual obligations as of March 31, 2011, which gives effect to the Oaktree Transaction as if it had closed on March 31, 2011:

	Total	2011 (5)	2012	2013	2014	2015	Thereafter
2011 Credit Facility	$550.0	$—	—	$51.5	$68.8	$68.8	$360.9
2010 Credit Facility	282.6	21.0	28.0	28.0	28.0	177.6	—
Oaktree Credit Facility (1)	515.0	—	—	—	—	—	515.0
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	67.9	5.4	7.1	10.6	11.0	10.9	22.9
Interest expense (2)	412.8	69.8	76.9	70.9	64.9	57.5	72.8
Senior officer employment agreements (3)	1.1	1.1	—	—	—	—	—
Metrostar Vessel payments (4)	68.4	68.4	—	—	—	—	—
Ship management agreements	1.3	1.3	—	—	—	—	—
Office leases	14.4	1.4	1.5	1.4	1.4	1.4	7.3
Total commitments	$2,213.5	$168.4	$113.5	$162.4	$174.1	$316.2	$1,278.9

(1)   The Oaktree Credit Facility permits us, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility.  The presumption is made that interest will be paid in kind at a rate of 12% (LIBOR with a floor of 3% plus a margin of 9%) for the duration of the facility.  With this interest paid in kind, the $200 million borrowed would increase to $515 million when the Oaktree Credit Facility comes due in eight years.

(2)   Future interest payments on our 2011 Credit Facility and 2010 Amended Credit Facility are based on outstanding balance after giving effect to the Oaktree Transaction using a margin on these facilities of 400 bps and current borrowing LIBOR rate of 0.25%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate. The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility. Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(3)   Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)   Represents the balance due for the $620 million purchase price of the Metrostar Vessels, net of the 10% deposit already placed into escrow.

(5)   Denotes the nine month period from April 1, 2011 to December 31, 2011.

Off-Balance-Sheet Arrangements

As of March 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than letters of credit outstanding.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the three months ended March 31, 2011 and 2010, we incurred office expenses totaling $11,000 and $15,000, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $18,000 and $14,000 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, we incurred fees for legal services aggregating $0.1 million and $7,000, respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2011 and December 31, 2010, the balance of $0.1 million and $12,000, respectively, was outstanding.

During the three months ended March 31, 2011 and 2010, we incurred certain entertainment and travel related costs totaling $0.2 million and $0.1 million, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $0 and $0.2 million remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, Genco made available two of its employees who performed internal audit services for us for which we were invoiced $46,000 and $35,000, respectively, based on actual time spent by the employee, of which the balance due to Genco of $34,000 and $0.1 million remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $1.1 million and $4.3 million, respectively. At March 31, 2011 and December 31, 2010, $12.1 million and $9.8 million, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of our board of directors and our president, are directors of Aegean.  In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2011 and 2010 for $18,000 and $18,000, respectively. A balance of $15,000 and $7,000 remains outstanding as of March 31, 2011 and December 31, 2010, respectively.

On March 29, 2011, we, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200 million secured loan (the “Oaktree Loan”) to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, along with detachable warrants (the “Warrants”) to be issued by us for the purchase of 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

On May 6, 2011, we amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200 million Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of our common stock.  We used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital.

Certain of our directors and executive officers purchased shares of our common stock in our underwritten public offering of March 31, 2011 of 23,000,000 shares of newly issued common stock.  Such shares were purchased at the offering price to the public of $2.00 per share.  The amounts of these purchases are set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2011.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide any reserve for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectability. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2011, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  We believe that there may be unasserted claims relating to its time charters of $0.4 million and $0.2 million as of March 31, 2011 and December 31, 2010, respectively, for which we have accrued.

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

Through December 31, 2010, depreciation was based on cost less the estimated residual scrap value of $175 per LWT.  Effective January 1, 2011, our estimate for residual scrap value was changed to $265 per LWT, which management believes better represents the estimated prices of scrap steel and reflects the 15-year historic average.  This change in estimate results in a decrease in depreciation expense of approximately $1.1 million per quarter, or $0.01 per share, beginning with the three months ended March 31, 2011.  An increase in the useful life of the vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value would decrease the amount of the annual depreciation charge. A decrease in the useful life of the vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our bank credit facilities at March 31, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2011.  The compliance testing date was March 31, 2011 under our credit facilities.  The amount by which the carrying value at March 31, 2011 of 19 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes ranged, on an individual vessel basis, from $0.2 million to $26.9 million per vessel with an average of $10.2 million per vessel.

Vessel	Year Built	Year Acquired	Purchase Price

Genmar Orion	2002	2003	$47,874
Genmar Harriet G	2006	2006	61,838
Genmar Kara G	2007	2007	63,162
Genmar St. Nikolas	2008	2008	64,087
Genmar Spyridon	2000	2003	45,142
Genmar Argus	2000	2003	45,170
Genmar George T	2007	2007	64,885
Genmar Hope	1999	2003	43,646
Genmar Horn	1999	2003	43,667
Genmar Phoenix	1999	2003	43,697
Genmar Progress	1991	2003	23,804
Genmar Alexandra	1992	2001	43,830	(1)
Genmar Strength *	2003	2004	49,806
Genmar Defiance *	2002	2004	49,000
Genmar Ajax *	1996	1998	41,400
Genmar Agamemnon *	1995	1998	39,900
Genmar Minotaur *	1995	1998	39,900
Genmar Hercules *	2007	2010	95,877
Genmar Atlas *	2007	2010	96,321
Genmar Poseidon *	2002	2010	74,038
Genmar Revenge *	1994	2004	33,587
Genmar Ulysses *	2003	2010	83,039
Genmar Maniate *	2010	2010	72,976
Stena Consul *	2004	2008	43,000
Stena Companion *	2004	2008	50,000
Stena Compatriot *	2004	2008	50,000
Genmar Zeus *	2010	2010	119,039
Genmar Vision *	2001	2008	100,000
Genmar Victory *	2001	2008	100,000
Genmar Elektra *	2002	2008	69,201
Genmar Daphne *	2002	2008	69,231

*  Refer to preceding paragraph.

(1)          Vessel has been classified as held for sale as of March 31, 2011.

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

GOODWILL. The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of March 31, 2011 and December 31, 2010 was $1.8 million as of each date.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28.0 million.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the three months ended March 31, 2011, the Company recorded goodwill impairment of $1.8 million.

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No.144), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At March 31, 2011 and December 31, 2010, we had $1,023.9 million and $1,082.8 million, respectively, of floating rate debt with a margin over LIBOR ranging from 350 basis points.  As of March 31, 2011, we are party to four interest rate swaps which effectively fix LIBOR on an aggregate $250 million of its outstanding floating rate debt to fixed rates ranging from 2.975% to 3.515%.  A one percent increase in LIBOR would increase interest expense on the portion of our $773.9 million outstanding floating rate indebtedness which is not hedged by approximately $7.7 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2011, approximately 12% of our direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.3 million for the three months ended March 31, 2011.

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

PART II:   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

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

On January 13, 2009,we received a demand from the U.S. National Pollution Fund for approximately $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $0.5 million.  In October 2010, we entered into a settlement agreement with the U.S. National Pollution Fund in which the Company agreed to pay approximately $6.3 million in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s Protection and Indemnity Underwriters. Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural damage assessment.

The U.S. Department of Justice also investigated our involvement in the spill incident.  On February 28, 2011, the U.S. Department of Justice notified us that the investigation has been closed and, therefore, we do not expect that any charges, fines and/or penalties will be levied against us or any of our subsidiaries.

ITEM 6.  EXHIBITS

Exhibit	Document

4.1	Form of Stock Purchase Warrant. (1)

10.1	Investment Agreement, dated March 29, 2011, between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (2)

10.2	Amendment No. 1, dated as of May 6, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. And General Maritime Corporation. (*)

10.3

Registration Rights Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, Peter C. Georgiopoulos, PCG Boss Limited, OCM Marine Investments CTB, Ltd., and OCM Marine Holdings TP, L.P. (3)

10.4

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (2)

10.5

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation, and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as initial lender and OCM Administrative Agent, LLC as Administrative Agent and Collateral Agent. (*)

10.6

Second Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.7

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.8

Indicative Term Sheet for the Sale and Leaseback of Three Handymax Product Tankers “Genmar Concord,” “Genmar Contest,” and “Genmar Concept,” dated January 7, 2011, between Northern Fund Management America LLC, as agent for Northern Shipping Fund Management Bermuda, Ltd., and General Maritime Corporation. (*)

10.9	Memorandum of Agreement, dated January 18, 2011, between Concept Ltd. and MR Concept Shipping, L.L.C. (*)

10.10	Memorandum of Agreement, dated January 18, 2011, between Contest Ltd. and MR Contest Shipping, L.L.C. (*)

10.11	Memorandum of Agreement, dated January 18, 2011, between Concord Ltd. and MR Concord Shipping, L.L.C. (*)

10.12	Genmar Contest Bareboat Charter, dated January 18, 2011, between MR Contest Shipping LLC and GMR Contest LLC. (*)

10.13	Stena Concept Bareboat Charter, dated January 18, 2011, between MR Concept Shipping LLC and GMR Concept LLC. (*)

10.14	Genmar Concord Bareboat Charter, dated January 18, 2011, between MR Concord Shipping LLC and GMR Concord LLC. (*)

10.15	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concord Shipping L.L.C. (*)

10.16	Charter Guaranty, dated January 18, 2011, made by General Maritime Corporation in favor of MR Contest Shipping

L.L.C. (*)

10.17	Charter Guaranty, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concept Shipping L.L.C.(*)

10.18	Novation Agreement, dated January 27, 2011,to the Time Charter Party, dated February 1, 2010, in Respect of M/T Genmar Concord, among GMR Concord LLC, Borgship Tankers Inc., and Concord Ltd. (*)

10.19	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Contest, among GMR Contest LLC, Stena Bulk A.B., and Contest Ltd. (*)

10.20	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Concept, among GMR Concept LLC, Stena Bulk A.B., and Concept Ltd. (*)

10.21

Waiver and Fifth Amendment to Credit Agreement; First Amendment to Pledge and Security Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary Corporation, as borrower, the lenders party to the Credit Agreement, Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent, the pledgors, and Nordea Bank Finland PLC, New York Branch, as Pledgee under the Pledge Agreement and Deposit Account Bank. (*)

10.22

Waiver and Third Amendment to Credit Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, and Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (*)

10.23

Waiver and Fourth Amendment to Credit Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Exhibit is filed herewith.
(1)	Incorporated by reference from Exhibit B to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.
(2)	Incorporated by reference from General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.
(3)	Incorporated by reference from Exhibit C to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2011	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Executive Vice President & Chief Financial Officer

Exhibit Index

Exhibit	Document

4.1	Form of Stock Purchase Warrant. (1)

10.1	Investment Agreement, dated March 29, 2011, between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (2)

10.2	Amendment No. 1, dated as of May 6, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. And General Maritime Corporation. (*)

10.3

Registration Rights Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, Peter C. Georgiopoulos, PCG Boss Limited, OCM Marine Investments CTB, Ltd., and OCM Marine Holdings TP, L.P. (3)

10.4

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (2)

10.5

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation, and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as initial lender and OCM Administrative Agent, LLC as Administrative Agent and Collateral Agent. (*)

10.6

Second Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.7

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.8

Indicative Term Sheet for the Sale and Leaseback of Three Handymax Product Tankers “Genmar Concord,” “Genmar Contest,” and “Genmar Concept,” dated January 7, 2011, between Northern Fund Management America LLC, as agent for Northern Shipping Fund Management Bermuda, Ltd., and General Maritime Corporation. (*)

10.9	Memorandum of Agreement, dated January 18, 2011, between Concept Ltd. and MR Concept Shipping, L.L.C. (*)

10.10	Memorandum of Agreement, dated January 18, 2011, between Contest Ltd. and MR Contest Shipping, L.L.C. (*)

10.11	Memorandum of Agreement, dated January 18, 2011, between Concord Ltd. and MR Concord Shipping, L.L.C. (*)

10.12	Genmar Contest Bareboat Charter, dated January 18, 2011, between MR Contest Shipping LLC and GMR Contest LLC. (*)

10.13	Stena Concept Bareboat Charter, dated January 18, 2011, between MR Concept Shipping LLC and GMR Concept LLC. (*)

10.14	Genmar Concord Bareboat Charter, dated January 18, 2011, between MR Concord Shipping LLC and GMR Concord LLC. (*)

10.15	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concord Shipping L.L.C. (*)

10.16	Charter Guaranty, dated January 18, 2011, made by General Maritime Corporation in favor of MR Contest Shipping L.L.C. (*)

10.17	Charter Guaranty, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concept Shipping L.L.C.(*)

10.18	Novation Agreement, dated January 27, 2011,to the Time Charter Party, dated February 1, 2010, in Respect of M/T Genmar Concord, among GMR Concord LLC, Borgship Tankers Inc., and Concord Ltd. (*)

10.19	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Contest, among GMR Contest LLC, Stena Bulk A.B., and Contest Ltd. (*)

10.20	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Concept, among GMR Concept LLC, Stena Bulk A.B., and Concept Ltd. (*)

10.21

Waiver and Fifth Amendment to Credit Agreement; First Amendment to Pledge and Security Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary Corporation, as borrower, the lenders party to the Credit Agreement, Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent, the pledgors, and Nordea Bank Finland PLC, New York Branch, as Pledgee under the Pledge Agreement and Deposit Account Bank. (*)

10.22

Waiver and Third Amendment to Credit Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, and Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (*)

10.23

Waiver and Fourth Amendment to Credit Agreement, dated January 31, 2011, by and among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(*)	Exhibit is filed herewith.
(1)	Incorporated by reference from Exhibit B to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.
(2)	Incorporated by reference from General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.
(3)	Incorporated by reference from Exhibit C to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.