Form 10-Q
period 2011-06-30
General Maritime Corp / MI
filed 2011-08-08
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 5, 2011:

Common Stock, par value $0.01 per share 121,525,048 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$58,591	$16,858
Due from charterers, net	34,858	30,442
Prepaid expenses and other current assets	39,346	41,019
Vessels held for sale	—	80,219
Total current assets	132,795	168,538

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $348,307 and $345,071, respectively	1,570,519	1,547,527
Vessel deposits	—	7,612
Other fixed assets, net	13,619	11,806
Deferred drydock costs, net	24,236	20,258
Deferred financing costs, net	31,440	19,178
Other assets	8,712	5,048
Goodwill	—	1,818
Total noncurrent assets	1,648,526	1,613,247
TOTAL ASSETS	$1,781,321	$1,781,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77,966	$57,864
Current portion of long-term debt	29,621	1,353,243
Borrowings from bridge loan credit facility	—	22,800
Deferred voyage revenue	939	1,554
Derivative liability	7,244	7,132
Total current liabilities	115,770	1,442,593
NONCURRENT LIABILITIES:
Long-term debt	1,286,435	—
Other noncurrent liabilities	3,254	2,217
Derivative liability and Warrants	36,537	4,929
Total noncurrent liabilities	1,326,226	7,146
TOTAL LIABILITIES	1,441,996	1,449,739
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 390,000,000 shares; issued and outstanding 121,199,604 and 89,593,272 shares at June 30, 2011 and December 31, 2010, respectively	1,212	896
Paid-in capital	632,487	571,742
Accumulated deficit	(284,154)	(228,657)
Accumulated other comprehensive loss	(10,220)	(11,935)
Total shareholders’ equity	339,325	332,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,781,321	$1,781,785

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
VOYAGE REVENUES:
Voyage revenues	$105,203	$91,467	$208,136	$189,023

OPERATING EXPENSES:
Voyage expenses	51,641	30,448	95,592	62,118
Direct vessel expenses	27,508	24,265	57,348	48,526
Bareboat lease expense	2,457	—	4,041	—
General and administrative	10,306	9,423	19,093	19,150
Depreciation and amortization	23,078	22,294	45,512	44,601
Goodwill impairment	—	—	1,818	—
Loss on disposal of vessels and vessel equipment	1,650	544	4,935	531
Total operating expenses	116,640	86,974	228,339	174,926
OPERATING (LOSS) INCOME	(11,437)	4,493	(20,203)	14,097

OTHER (EXPENSE) INCOME:
Interest expense, net	(27,035)	(18,994)	(49,893)	(37,849)
Other income, net	14,515	192	14,599	364
Net other expense	(12,520)	(18,802)	(35,294)	(37,485)
Net loss	$(23,957)	$(14,309)	$(55,497)	$(23,388)

Basic loss per common share	$(0.21)	$(0.25)	$(0.56)	$(0.41)
Diluted loss per common share	$(0.21)	$(0.25)	$(0.56)	$(0.41)

Weighted average common shares outstanding:
Basic	112,085,762	58,373,273	99,424,624	57,024,567
Diluted	112,085,762	58,373,273	99,424,624	57,024,567

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance as of January 1, 2011	$896	$571,742	$(228,657)	$(11,935)	$332,046

Net loss			(55,497)		(55,497)
Unrealized derivative gain on cash flow hedges, net of reclassifications				1,850	1,850
Foreign currency translation adjustments				(135)	(135)
Issuance of 31,610,352 shares of common stock	316	56,765			57,081
Restricted stock amortization, net of forfeitures		3,980			3,980

Balance at June 30, 2011	$1,212	$632,487	$(284,154)	$(10,220)	$339,325

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010

Net loss	$(23,957)	$(14,309)	$(55,497)	$(23,388)
Unrealized derivative gain (loss) on cash flow hedges, net of reclassifications	177	(74)	1,850	(1,139)
Foreign currency translation adjustments	(198)	(947)	(135)	(1,743)
Comprehensive loss	$(23,978)	$(15,330)	$(53,782)	$(26,270)

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(55,497)	$(23,388)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on disposal of vessels and vessel equipment	4,935	531
Goodwill impairment	1,818	—
Depreciation and amortization	45,512	44,601
Amortization of deferred financing costs	2,921	1,278
Amortization of discount on Senior Notes and Oaktree Credit Facility	1,223	286
Interest paid in kind on Oaktree Credit Facility	3,900	—
Restricted stock amortization	3,980	4,393
Net unrealized gain on derivative financial instruments	—	(88)
Unreaized gain on warrants	(14,609)
Provision for bad debts	458	524
Changes in assets and liabilities:
Increase in due from charterers	(4,874)	(11,251)
(Increase) decrease in prepaid expenses and other assets	(1,991)	949
Increase (decrease) in accounts payable, accrued expenses and other liabilities	20,641	(2,736)
Decrease in deferred voyage revenue	(615)	(3,007)
Deferred drydock costs incurred	(8,229)	(5,803)

Net cash (used) provided by operating activities	(427)	6,289

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of vessels	92,911	—
Purchase of vessels	(72,362)	—
Purchase of other fixed assets	(3,201)	(4,760)
Decrease in deposit with counterparty for interest rate swap	—	5,426
Payments for deposits on vessels	—	(62,095)

Net cash provided (used) by investing activites	17,348	(61,429)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on revolving credit facilities	—	(26,000)
Borrowings on credit facilities	45,600	—
Repayments on credit facilities	(239,796)	—
Repayment of Bridge Loan Credit Facility	(22,800)	—
Borrowings on Oaktree Credit Facility	200,000	—
Proceeds from issuance of common stock	57,081	195,649
Deferred financing costs paid	(15,183)	(631)
Cash dividends paid	—	(14,569)

Net cash provided by financing activities	24,902	154,449

Effect of exchange rate changes on cash balances	(90)	(1,711)

Net increase in cash	41,733	97,598
Cash, beginning of the year	16,858	52,651
Cash, end of period	$58,591	$150,249

Supplemental disclosure of cash flow information:

Cash paid during the period for interest (net of amount capitalized)	$41,806	$38,551

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

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis. Under a spot voyage charter, which generally lasts from several days to several weeks, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

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

BASIS OF PRESENTATION - The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2010 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K.

BUSINESS GEOGRAPHICS - Non-U.S. operations accounted for 100% of revenues and results of operations. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues or earnings from the transportation of international seaborne crude oil and petroleum products by geographical area.

SEGMENT REPORTING -  Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Accordingly, the Company has determined that it operates in one reportable segment, the transportation of crude oil and petroleum products with its fleet of vessels.

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At June 30, 2011 and December 31, 2010, the Company has a reserve of approximately $1,291 and $933, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $686 and $240 as of June 30, 2011 and December 31, 2010, respectively, for which the Company has established an accrual.

VESSELS, NET -  Effective January 1, 2011, the Company increased its estimated residual scrap value of its vessels from $175 per (lightweight ton (LWT) to $265 per LWT, which management believes better represents the estimated prices of scrap steel and reflects the 15-year historic average.  The impact of this change is to reduce depreciation expense by approximately $1,100 and $2,200 for the three months and six months ended June 30, 2011, respectively.

GOODWILL - The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other .  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of June 30, 2011 and December 31, 2010 was $0 and $1,818, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28,036.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the six months ended June 30, 2011, the Company recorded goodwill impairment of $1,818.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

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

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments (none of which were outstanding as of June 30, 2011) to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. In addition, the Company has issued warrants (see Note 9) for the purpose of inducing a lender to provide the Company with a credit facility.  Except for its interest rate swaps described below, the Company’s derivative financial instruments did not qualify for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company recorded the fair value of its derivative financial instruments on its balance sheets as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that did not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions were recorded as Other income, net on the statements of operations as applicable.  See Notes 8, 9, 10 and 11 for additional disclosures on the Company’s financial instruments.

INTEREST RATE RISK MANAGEMENT - The Company is exposed to interest rate risk through its variable rate credit facilities.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution, the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and establishes effectiveness testing and measurement processes.  Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and effective gains/losses are captured in a component of accumulated other comprehensive loss (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid.  See Notes 8, 10 and 11 for additional disclosures on the Company’s interest rate swaps.

CONCENTRATION OF CREDIT RISK - The Company maintains substantially all of its cash with three financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS - For the six months ended June 30, 2011, one customer accounted for 11.1% of revenue.  For the six months ended June 30, 2010, one customer accounted for 15.2% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and Warrants (see Note 9) using the treasury stock method, to the extent dilutive, and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and six months ended June 30, 2011 and 2010, none of the Company’s outstanding stock options (6,700 options for each period) were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic earnings per share:
Weighted average common shares outstanding- basic	112,085,762	58,373,273	99,424,624	57,024,567

Diluted earnings per share:
Weighted average common shares outstanding- basic	112,085,762	58,373,273	99,424,624	57,024,567
Stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Warrants	—	—	—	—

Weighted average common shares outstanding- diluted	112,085,762	58,373,273	99,424,624	57,024,567

Due to the net loss realized for the three months ended June 30, 2011 and 2010, potentially dilutive restricted stock awards totaling 140,532 shares and 369,305 shares, respectively, were determined to be anti-dilutive. Due to the net loss realized for the six months ended June 30, 2011 and 2010, potentially dilutive restricted stock awards totaling 148,170 shares and 340,272 shares, respectively, were determined to be anti-dilutive. During the three months and six months ended June 30, 2011, potentially dilutive Warrants representing 14,065,881 shares and 7,071,797 shares, respectively, were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $2,260 for the six months ended June 30, 2011.  The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $1,681 and for legal and registration fees included in Vessel deposits of $59 for the six months ended June 30, 2010.

4.             VESSEL ACQUISITIONS / DELIVERIES

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”), for an aggregate purchase price of approximately $620,000.  During 2010, the Company took delivery of the five VLCCs for $468,000 and one of the Suezmax newbuildings for $76,000, of which $326,292 was financed by the 2010 Amended Credit Facility (described in Note 8), $22,800 was financed by a bridge loan (see Note 8) with the remainder being paid for with cash on hand and the proceeds of a common stock offering.  On April 12, 2011, the Company took delivery of the remaining Suezmax newbuilding for $76,000, of which $45,600 was financed by the 2010 Amended Credit Facility, $22,800 was paid in cash and the balance was paid from a deposit held in escrow.

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

During the six months ended June 30, 2011, the Company sold these five vessels and two additional vessels for which an impairment charge had been recorded during the year ended December 31, 2010.  As a result, no impairment was required during the three months and six months ended June 30, 2011.

During the three months and six months ended June 30, 2011, the Company incurred losses (gains) on disposal of these seven vessels of $(404) and $2,254, respectively, which primarily relate to fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions, which are included as a component of Loss on disposal of vessels and vessel equipment on the condensed consolidated statements of operations.

6.             BAREBOAT CHARTERS

In connection with the sales of the Stena Contest, the Genmar Concord and the Genmar Concept during January 2011 and February 2011, which were sold for an aggregate of $61,740, each vessel has been leased back to subsidiaries of the Company under bareboat charters entered into with the seller for a period of seven years at a rate of $6,500 per day per vessel for the first two years of the charter period and $10,000 per day per vessel for the remainder of the charter period.  The obligations of the Company’s subsidiaries are guaranteed by the Company.  As part of these agreements, the subsidiaries will have options to repurchase the vessels for $24,000 per vessel at the end of year two of the charter period, $21,000 per vessel at the end of year three of the charter period, $19,500 per vessel at the end of year four of the charter period, $18,000 per vessel at the end of year five of the charter period, $16,500 per vessel at the end of year six of the charter period, and $15,000 per vessel at the end of year seven of the charter period.

The Company has recorded bareboat lease expense of $4,041 and $2,457 for the three months and six months ended June 30, 2011 at a daily rate of $9,000 per day, which is the straight-line average of daily rates over the life of the lease.

7.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$48,955	$26,539
Accrued operating expenses	19,448	18,410
Accrued administrative expenses	1,157	4,358
Accrued interest	8,406	8,557
Total	$77,966	$57,864

8.             LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010

Oaktree Credit Facility, net of discount of $47,213	$156,687	$—

2011 Credit Facility	544,992	744,804

Amended 2010 Credit Facility	320,857	315,241

Senior Notes, net of discount of $6,480 and $6,802	293,520	293,198

Long-term debt	1,316,056	1,353,243

Less: Current portion of long-term debt	29,621	1,353,243

Long-term debt	$1,286,435	$—

Senior Notes

On November 12, 2009, the Company issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee on a full and unconditional basis the payment of principal, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  Of these proceeds, $229,500 was used to fully prepay the RBS Credit Facility in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland, which was applied against quarterly settlements on that swap until its termination in September 2010, and the remainder was used for general corporate purposes.  As of June 30, 2011, the discount on the Senior Notes is $6,480.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result.

On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets.

See Note 17 for consolidating financial information relating to the Subsidiary Guarantors.

Oaktree Credit Facility

On March 29, 2011,  the Company, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200,000 secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II and would receive, along with detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, the Company received $200,000 under a credit facility (the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender (see Note 9).  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital.

The Warrants granted to the Oaktree Lender had a fair value of $48,114 as of May 6, 2011 (see Note 9), which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48,114 discount is being accreted to the Credit Facility as additional interest expense using the effective interest method over the life of the loan.  During the three months and six months ended June 30, 2011, $901 of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  Since its inception, the Company has elected to pay interest in kind, resulting in interest expense of $3,900 for the three months and six months ended June 30, 2011.  In addition, if the Company consummates any transaction triggering the anti-dilution or preemptive rights described in Note 9, but the shareholder approval described in Note 9 has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment) (see Note 9).  On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements described in Note 15.  The issuances and sales of these shares require the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of our common stock in connection with such issuances pursuant to the Investment Agreement (see Note 9).  Shareholder approval of such issuances is required under the rules of the New York Stock Exchange (the “NYSE”).  However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate apply following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% on June 9, 2011, and will increase by a further 2% every three months thereafter, subject to the 18% per annum maximum described above, until the required shareholder approval is obtained and the failure to make the required issuances and/or adjustments concurrently with the consummation of these transactions has been cured.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 14% during the three months and six months ended June 30, 2011.

As of June 30, 2011, the Oaktree Credit Facility had a carrying value of $156,687, reconciled as follows:

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)

Carrying value, May 6, 2011	151,886

Accretion of discount	901
Interest paid in kind	3,900

Carrying value, June 30, 2011	$156,687

The Oaktree Credit Facility is secured on a third lien basis by a pledge by the Company of its interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington Tankers Ltd. (“Arlington”), a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee its other existing credit facilities.

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

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the Oaktree Credit Facility (see Note 18), the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $45,000 at any time prior to July 13, 2011, $31,500 at any time from July 13, 2011 to December 31, 2011, $36,000 at any time from January 1, 2012 to March 31, 2012, and $45,000 from April 1, 2012.

The Company must maintain a total leverage ratio no greater than 0.935 to 1.00 until the quarter ending March 31, 2013, 0.88 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.77 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.35 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness other than additional indebtedness issued under the 2011 Credit Facility and the 2010 Amended Credit Facility up to $75,000 (subject to certain reductions).

The Oaktree Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility described below, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

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

The Oaktree Credit Facility also requires the Company to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the Oaktree Credit Facility.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provides a total commitment as of May 6, 2011 of $550,000, of which $544,992 was drawn.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of June 30, 2011 is 4%.  As of June 30, 2011, $544,992 of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

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

Up to $25,000 of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of June 30, 2011, the Company has outstanding letters of credit aggregating $4,658 which expire between October 2011 and March 2012, leaving $20,342 available to be issued.  However, based on amounts outstanding under the 2011 Credit Facility as of June 30, 2011, only $350 of this balance may be issued.

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

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 24 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 24 vessels have an aggregate book value as of June 30, 2011 of $968,983.  The 2011 Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2011 Credit Facility is secured on a second lien basis by the seven vessels acting as a security on a first lien basis for the 2010 Amended Credit Facility described below.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time prior to July 13, 2011, $35,000 at any time from July 13, 2011 to December 31, 2011, $40,000 at any time from January 1, 2013 to March 31, 2012 and $50,000 from April 1, 2012.

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

The 2011 Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2011 Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

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

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the 2011 Credit Facility.

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

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of June 30, 2011, $320,857 of the 2010 Amended Credit Facility is outstanding. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7,405 quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

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

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of June 30, 2011 of $601,535.  The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2010 Amended Credit Facility is secured on a second lien basis by the 24 vessels acting as a security on a first lien basis for the 2011 Credit Facility described above.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility,  the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time prior to July 13, 2011, $35,000 at any time from July 13, 2011 to December 31, 2011, $40,000 at any time from January 1, 2013 to March 31, 2012 and $50,000 from April 1, 2012.

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

The 2010 Amended Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2010 Amended Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

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

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the 2010 Amended Credit Facility.

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

The applicable margin for the Bridge Loan Credit Facility, as amended and permitted dividends were based on substantially the same pricing grid applicable to the 2005 Credit Facility.

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

A repayment schedule of outstanding borrowings at June 30, 2011 is as follows:

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Credit Facility	Oaktree Credit Facility	Senior Notes	TOTAL

2011 (July 1, 2011 to December 31, 2011)	$—	$14,811	$—	$—	$14,811
2012	—	29,621	—	—	29,621
2013	51,563	29,621	—	—	81,184
2014	68,750	29,621	—	—	98,371
2015	68,750	217,183	—	—	285,933
Thereafter	355,929	—	203,900	300,000	859,829

	$544,992	$320,857	$203,900	$300,000	$1,369,749

During the six months ended June 30, 2011 and 2010, the Company paid dividends of $0 and $14,569, respectively.

Interest Rate Swap Agreements

As of June 30, 2011, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2011 and 2010 was $3,850 and $7,837, respectively.

The Company’s 24 vessels which collateralize the 2011 Credit Facility also serve as collateral for these three interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $46,844 and $36,475 for the six months ended June 30, 2011 and 2010, respectively.

The Company would have paid approximately $10,276 to settle its outstanding swap agreements based upon their aggregate fair value as of June 30, 2011. This aggregate fair value is based upon estimates received from financial institutions (See Note 10).  At June 30, 2011, $7,262 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

9.             WARRANTS

Pursuant to the closing of the Oaktree Credit Facility on May 6, 2011 (see Note 8), the Company issued 23,091,811 Warrants to the Oaktree Lender, which will expire on May 6, 2018 (being the date that is seven years from their issuance). The Warrants have an exercise price of $0.01 per share and are exercisable at any time. Through their expiration date, Warrant holders will have certain anti-dilution protections. Pursuant to the terms of the Warrants, if the Company issues additional common stock or securities convertible into or exchangeable or exercisable for the Company’s common stock at a price per share less than $2.55 (the 10-day volume weighted-average price of the Company’s common stock prior to March 16, 2011), the Company will be required to issue to Warrant holders additional warrants, at an exercise price of $0.01 per share, for 19.9% of the shares of the Company’s common stock issued or issuable in connection with such issuance. Other customary anti-dilution adjustments will also apply.

In connection with the Oaktree Credit Facility, on March 29, 2011, the Company also entered into an Investment Agreement with the Oaktree Lender, which was amended on May 6, 2011 (as so amended, the “Investment Agreement”). Pursuant to the Investment Agreement, among other things, the Company has agreed to provide the Oaktree Lender and its affiliates (collectively, “Oaktree”) with preemptive rights to purchase Oaktree’s proportionate share of any issuances of equity or securities convertible into, or exchangeable or exercisable for, the Company’s common stock.

The anti-dilution rights under the Warrants and, under certain circumstances, the preemptive rights, as described in the preceding two paragraphs, will be subject to shareholder approval which, under the Investment Agreement, the Company has also agreed to seek following the closing of the Oaktree Transaction. The issuance of any Warrants issued pursuant to anti-dilution protection provisions, and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the NYSE.

In the event the Company consummates any transaction triggering anti-dilution or preemptive rights, but the shareholder approval described above has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment). On June 9, 2011, we entered into separate Open Market Sale Agreements (together, the “Sale Agreements”) with each of Jefferies & Company, Inc. (“Jefferies”) and Dahlman Rose & Company, LLC (“Dahlman” and, together with Jefferies, the “Sales Agents”), pursuant to which we may sell shares of the Company’s common stock for aggregate sales proceeds of up to $50.0 million. The sales of shares under the Sale Agreements are made in “at-the-market” registered public offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the NYSE at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. On June 9, 2011, we completed the first sale of shares under the Sale Agreements. The issuances and sales of these shares require us to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of the Company’s common stock in connection with such issuances pursuant to the Investment Agreement. Shareholder approval of such issuances is required under the rules of the NYSE. However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate apply following such issuances. As a result, the interest rate on the Oaktree Loan increased by 2% on June 9, 2011, and will increase by a further 2% every three months thereafter, subject to the 18% per annum maximum described above, until the required shareholder approval is obtained and the failure to make the required issuances and/or adjustments concurrently with the consummation of these transactions has been cured.

Pursuant to the Investment Agreement, the Company also entered into a new registration rights agreement (the “Registration Rights Agreement”) with Peter C. Georgiopoulos, an entity controlled by Mr. Georgiopoulos, the Oaktree Lender and one of its affiliates. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the Registration Rights Agreement grants him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of the Company’s common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  The Registration Rights Agreement also grants Oaktree registration rights with respect to the shares of the Company’s common stock issued or issuable to Oaktree upon exercise of the Warrants.  The Registration Rights Agreement provides for customary demand and piggy-back registration rights.

Oaktree will not be permitted to transfer any Warrants or shares received upon the exercise of any Warrant until May 6, 2013 (being the second anniversary of the closing of the Oaktree Transaction), except to its affiliates or in a transaction approved or recommended by the Company’s Board of Directors. Oaktree will also not be permitted to enter into any hedging transactions with respect to the Company’s common stock until May 6, 2012 (being the first anniversary of the closing date of the Oaktree Transaction), except with the Company’s prior written consent. Subject to certain specified exceptions, until May 6, 2013, Oaktree will be subject to customary “standstill” restrictions, pursuant to which Oaktree will not be permitted to acquire additional shares of the Company’s capital stock or make any public proposal with respect to a merger, combination or acquisition (or take similar actions) with respect to the Company.

The Company has determined the fair value of the Warrants as of May 6, 2011 to be $48,114, using the Monte Carlo method, based on a grant date stock price of $2.07, a volatility of 90.92%, a dilution protection premium of 15.94%, a put option cost of $0.31 and a liquidity discount of 14.80%.  The fair value of the Warrants is recorded as a noncurrent liability on the Company’s balance sheet, and the carrying value of the Oaktree Credit Facility is reduced by an offsetting amount. Subsequent changes in the value of the Warrants, which are expected to be primarily driven by the trading price of the Company’s common stock, will be treated as noncash adjustments to Other income, net on the Company’s statement of operations. As of June 30, 2011, the Warrants have a fair value of $33,505, and the Company has recorded an unrealized gain of $14,609 for the three months and six months ended June 30, 2011, which is classified as a component of Other (income) expense on the Company’s condensed consolidated statements of operations.

10.          DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANTS

During the three months and six months ended June 30, 2011 and 2010, the Company has been party to interest rate swap agreements (see Note 8), which are carried at fair value on the consolidated balance sheet at each period end. During the six months ended June 30, 2011, the Company also has Warrants outstanding.  Tabular disclosure of derivative instruments are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010

Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Liability, current	$(7,244)	$(7,132)
Interest rate contracts	Derivative Liability, noncurrent	(3,032)	(4,929)

Total derivatives designated as hedging instruments under FASB ASC 815		(10,276)	(12,061)

Derivatives not designated as hedging instruments

Warrants	Derivative Liability, noncurrent	(33,505)	—

Total derivatives		$(43,781)	$(12,061)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income	Amount of Gain Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Three Months Ended June 30,		Income (Effective	Three Months Ended June 30,		on Derivative (Ineffective	Three Months Ended June 30,
Relationships	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Interest rate contracts	$(1,725)	$(3,982)	Interest Expense	$(1,901)	$(3,907)	Other income/expense	$—	$28

Total	$(1,725)	$(3,982)		$(1,901)	$(3,907)		$—	$28

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized in	Three Months Ended June 30,
FASB ASC 815	Income on Derivative	2011	2010
Warrants	Other income, net	$14,609	$—

Total		$14,609	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income	Amount of Gain Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Six Months Ended June 30,		Income (Effective	Six Months Ended June 30,		on Derivative (Ineffective	Six Months Ended June 30,
Relationships	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Interest rate contracts	$(1,934)	$(8,823)	Interest Expense	$(3,784)	$(7,684)	Other income, net	$—	$62

Total	$(1,934)	$(8,823)		$(3,784)	$(7,684)		$—	$62

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized in	Six months ended June 30,
FASB ASC 815	Income on Derivative	2011	2010
Warrants	Other income, net	$14,609	$—

Total		$14,609	$—

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Floating rate debt	$865,849	$865,849	$1,082,845	$1,082,845
Senior Notes	293,520	246,000	293,198	289,125
Oaktree Credit Facility	156,687	174,208	—	—
Interest rate swaps- liability positions	10,276	10,276	12,061	12,061
Warrants	33,505	33,505	—	—

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The Senior Notes are carried at par value, net of original issue discount.  The fair value of the Senior Notes is derived from quoted market prices, but is thinly traded and as such is a Level 2 item.  The fair value of interest rate swaps is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.  The fair value of the Oaktree Credit Facility is based on factors that can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.  The fair value of the Warrants includes significant unobservable inputs such as dilution protection premiums and liquidity discounts which make the Warrants a Level 3 item.

The carrying amounts of the Company’s other financial instruments at June 30, 2011 and December 31, 2010 (principally cash, amounts due from charterers, prepaid expenses, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.  Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals).  Mid-market pricing is used as a practical expedient for fair value measurements.  FASB ASC 820 states that the fair value measurements must include credit considerations.  Credit default swaps basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties.  The spread over LIBOR on the Company’s 2011 Credit Facility and 2010 Amended Credit Facility of 4.0% is applied to all cash flows when the swap is in a liability position pre-credit effect to reflect the credit risk to the counterparties.

FASB ASC 820-10 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity.  Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

The fair value of Vessels held for sale (see Note 5) was determined based on the selling price, net of estimated costs to sell, of such assets based on contracts finalized within a short period of time of their classification as held for sale, and measured on a nonrecurring basis.  Because sales of vessels occur infrequently, as the sale of such assets was being negotiated at year end, these selling prices are considered to be Level 2 items.  The fair value of Goodwill can be measured only as a residual and cannot be measured directly, and is measured on a nonrecurring basis.  The Company employs a methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 measurement.  The following table summarizes the valuation of assets measured on a nonrecurring basis:

	June 30, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Vessels held for sale	$—	$—	$—	$80,219	$80,219	$—

Goodwill	—	—	—	1,818	—	1,818

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	June 30, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs	Significant Other Observable Inputs
	Total	(Level 2)	(Level 3)	(Level 2)
Derivative instruments — asset position	$—	$—	$—	$—

Derivative instruments — liability position
Interest rate swap agreements	$(10,276)	$(10,276)	$—	$(12,061)
Warrants	$(33,505)	$—	$(33,505)	$—

A reconciliation of the Warrants, issued on May 6, 2011, which were based on Level 3 inputs, which are defined by FASB ASC 820-10 as unobservable inputs that are not corroborated by market data, for the six months ended June 30, 2011 is as follows:

Fair value at issuance, May 6, 2011	$48,114

Fair value, June 30, 2011	$33,505

Unrealized gain	$(14,609)

12.          VLCC POOL ARRANGEMENT

During the second quarter of 2011, the Company agreed to enter seven of its VLCCs into Seawolf Tankers, a commercial pool of VLCCs managed by Heidmar, Inc. Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

The Genmar Vision and the Genmar Ulysses were admitted to the pool in June 2011 and the Genmar Zeus is scheduled to begin trading in the pool in July 2011.  In addition, the Genmar Hercules and Genmar Victory are expected to begin trading in the pool upon completion of their current time charters including option periods which are exercisable at the election of the charterers.

The Genmar Poseidon and the Genmar Atlas will also enter the Seawolf Pool via period charters with Heidmar Inc. in July 2011.  These two time charters are for a term of 12 month at market related rates, subject to a floor of $15,000 per day and a 50% profit share above $30,000 per day.

As each vessel enters the pool, it is required to fund a working capital reserve of $2,000 per vessel.  This reserve will be accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned.

13.          RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011 and 2010, the Company incurred office expenses totaling $20 and $29, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $27 and $14 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred fees for legal services aggregating $121 and $52, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2011 and December 31, 2010, the balance of $15 and $12, respectively, was outstanding.

During the six months ended June 30, 2011 and 2010, the Company incurred certain entertainment and travel related costs totaling $161 and $148, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $0 and $159 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred certain entertainment costs totaling $3 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $91 and $66, respectively, based on actual time spent by the employees, of which the balance due to Genco of $33 and $85 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $26,680 and $10,059, respectively. At June 30, 2011 and December 31, 2010, $14,616 and $9,805, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president and CEO of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the six months ended June 30, 2011 and 2010 for $33 and $36, respectively. A balance of $0 and $7 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

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

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200,000 Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital. As of August 6, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock under the Sale Agreements for net proceeds of $7,987.  Pursuant to the Investment Agreement (see Note 9), the issuances and sales of these shares under the Sale Agreements require the Company to issue an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from 1.35 to $1.59, in each case subject to compliance with the rules of the NYSE and receipt of the required shareholder approval (see Note 9).

Peter C. Georgiopoulos has been granted an interest in a limited partnership controlled and managed by Oaktree.  The other investors in the partnership are various funds managed by Oaktree.  The partnership and its subsidiaries hold the entire Oaktree Loan and all of the Warrants as of June 30, 2011.  Mr. Georgiopoulos does not have any rights to participate in the management of the partnership.  Pursuant to the partnership agreement, Mr. Georgiopoulos is entitled to an interest in distributions by the partnership, which in the aggregate will not exceed 4.9% of all distributions made by the partnership, provided that no distributions will be made to Mr. Georgiopoulos until the other investors in the partnership have received distributions from the partnership equal to the amount of their respective investments in the partnership.  Mr. Georgiopoulos has not made, and is not expected to make, a substantial cash investment in the partnership.

14.          STOCK-BASED COMPENSATION

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

Stock Options

As of June 30, 2011, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the three months and six months ended June 30, 2011 no stock options were granted, forfeited or exercised.

The following table summarizes certain information about stock options outstanding as of June 30, 2011, all of which were fully vested by December 31, 2010:

	Options Outstanding, June 30, 2011			Options Exercisable, June 30, 2011
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	2.3	1,675	$10.88
$16.84	5,025	$16.84	2.9	5,025	$16.84

	6,700	$15.35	2.8	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman vest approximately 10 years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one-year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.

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

On May 13, 2010, the Company granted a total of 57,168 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock lapsed on May 12, 2011, the date of the Company’s 2011 Annual Meeting of Shareholders. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

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

The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2010 was $7.74 per share.  No restricted stock was granted during the six months ended June 30, 2011.

A summary of the activity for restricted stock awards during the quarterly periods in the six months ended June 30, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2011	2,974,151	$19.07

Granted	—	—
Vested	(3,685)	11.85
Forfeited	(4,020)	8.47

Outstanding and nonvested, March 31, 2011	2,966,446	19.10

Granted	—	—
Vested	(57,168)	7.74
Forfeited	—	—

Outstanding and nonvested, June 30, 2011	2,909,278	$19.32

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of June 30, 2011:

	2011 *	2012	2013	2014	2015	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$372	$740	$738	$646	$—	$—	$2,496
April 5, 2005	881	1,753	1,749	1,749	—	—	6,132
December 21, 2005	490	976	974	974	851	—	4,265
December 18, 2006	310	541	540	539	539	472	2,941
December 21, 2007	481	728	620	620	620	1,165	4,234
December 15, 2008	101	94	11	—	—	—	206
December 23, 2008	145	172	71	—	—	—	388
December 24, 2009	324	361	145	—	—	—	830
December 31, 2010	571	609	319	128	—	—	1,627

Total by year	$3,675	$5,974	$5,167	$4,656	$2,010	$1,637	$23,119

* Represents the period from July 1, 2011 through December 31, 2011.

As of June 30, 2011 and December 31, 2010, there was $23,119 and $27,132, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of June 30, 2011, this cost is expected to be recognized as an addition to paid-in capital over a weighted-average period of 2.1 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended June 30, 2011 and 2010 was $1,966 and $2,211, respectively.   Total compensation cost recognized in income relating to amortization of restricted stock awards for the six months ended June 30, 2011 and 2010 was $3,980 and $4,393, respectively.

15.          COMMON STOCK OFFERINGS

On June 17, 2010, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co., Dahlman, Jefferies and J.P. Morgan Securities Inc., as representatives for the several underwriters referred to in the Underwriting Agreement (collectively, the “Underwriters”), pursuant to which the Company sold to the Underwriters an aggregate of 30,600,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), for a purchase price of $6.41 per share (the “Purchase Price”), which reflects a price to the public of $6.75 per share less underwriting discounts and commissions.

On June 23, 2010, the Company received $195,649 for the issuance of these 30,600,000 shares, net of issuance costs.

On April 5, 2011, the Company completed a registered follow-on common stock offering pursuant to which it sold 23,000,000 shares of its common stock, par value $0.01 per share, for a purchase price of $1.89 per share, which reflects a price to the public of $2.00 per share less underwriting discounts and commissions resulting in net proceeds to the Company of $43,470.

On April 8, 2011, an additional 3,450,000 shares of the Company’s common stock were issued pursuant to the underwriters’ exercise of their overallotment option under the same terms as the April 5, 2011 issuance resulting in net proceeds to the Company of $6,520.

On June 9, 2011, the Company entered into separate open market sale agreements (“Sale Agreements”) with two investment banks (the “Sales Agents”) pursuant to which the Company may sell shares of its common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50,000.   The sales of such shares will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  The Company may also sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed upon at such time.  The Sale Agreements provide that each Sales Agent will be entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent is a party, provided that the compensation will equal 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent will use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by the Company.  The Company has no obligation to sell any of the Securities under the Sale Agreements and either the Company or either Sales Agent may at any time suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and June 30, 2011, the Company issued 5,160,352 shares of its common stock for proceeds of $7,551 after commissions.  As of August 6, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock under the Sale Agreements for net proceeds of $7,987.

Pursuant to the issuance of shares during the six months ended June 30, 2011, the Company incurred legal and accounting costs aggregating $460, which was recorded as a reduction of proceeds from such share issuances.

16.          LEGAL PROCEEDINGS

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

The Company has been cooperating in these investigations and had posted a surety bond, which was returned to the Company on April 21, 2011, to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10 deductible.

17.          CONSOLIDATING FINANCIAL INFORMATION

The Company holds all of its assets and conducts all of its operations through its subsidiaries and has no independent assets or operations.  Most of the Company’s subsidiaries are Subsidiary Guarantors under the Senior Notes (see Note 8).  The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.  There are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan.  During the six months ended June 30, 2011, certain Subsidiary Guarantors were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets (see Note 8).  Presented on the following pages are the Company’s condensed consolidating balance sheet, statements of operations, and statement of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, which separately show the parent company, all of its guarantor subsidiaries and all of its non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

	Parent	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash	$148	$57,491	$952	$—	$58,591
Due from charterers, net	—	34,662	196	—	34,858
Prepaid expenses and other current assets	24	33,436	5,886	—	39,346
Vessels held for sale	—	—	—	—	—
Total current assets	172	125,589	7,034	—	132,795

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation	—	1,570,519	—	—	1,570,519
Other fixed assets, net	—	13,619	—	—	13,619
Deferred drydock costs, net	—	24,236	—	—	24,236
Deferred financing costs, net	10,356	21,084			31,440
Other assets	—	5,650	3,062	—	8,712
Due from subsidiaries	—	908,327	—	(908,327)	—
Investment in subsidiaries	1,733,416	—	—	(1,733,416)	—
Total noncurrent assets	1,743,772	2,543,435	3,062	(2,641,743)	1,648,526
TOTAL ASSETS	$1,743,944	$2,669,024	$10,096	$(2,641,743)	$1,781,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,908	$66,633	$6,425	$—	77,966
Current portion of long-term debt	—	29,621	—	—	29,621
Deferred voyage revenue	—	939	—	—	939
Derivative liability	—	7,244	—	—	7,244
Total current liabilities	4,908	104,437	6,425	—	115,770
NONCURRENT LIABILITIES:
Long-term debt	450,208	836,227	—	—	1,286,435
Other noncurrent liabilities	—	2,132	1,122	—	3,254
Derivative liability	33,505	3,032		—	36,537
Due to subsidiaries	915,998	—	2,549	(918,547)	—
Total noncurrent liabilities	1,399,711	841,391	3,671	(918,547)	1,326,226
TOTAL LIABILITIES	1,404,619	945,828	10,096	(918,547)	1,441,996
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share	1,212	—	—	—	1,212
Paid-in capital	632,487	1,733,416	—	(1,733,416)	632,487
Accumulated deficit	(284,154)	—	—	—	(284,154)
Accumulated other comprehensive loss	(10,220)	(10,220)	—	10,220	(10,220)
Total shareholders’ equity	339,325	1,723,196	—	(1,723,196)	339,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,743,944	$2,669,024	$10,096	$(2,641,743)	$1,781,321

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$101,341	$3,862	$—	$105,203

OPERATING EXPENSES:
Voyage expenses	—	51,607	34	—	51,641
Direct vessel expenses	—	25,265	2,243	—	27,508
Bareboat lease expense	—	—	2,457	—	2,457
General and administrative	—	10,303	3	—	10,306
Depreciation and amortization	—	23,075	3	—	23,078
Goodwill impairment	—	—	—	—	—
Loss on disposal of vessels and vessel equipment	—	2,054	(404)	—	1,650
Total operating expenses	—	112,304	4,336	—	116,640
OPERATING LOSS	—	(10,963)	(474)	—	(11,437)

OTHER EXPENSE (INCOME):
Interest expense (income), net	(14,313)	(12,723)	1	—	(27,035)
Other income (expense), net	14,609	(81)	(13)	—	14,515
Equity in losses of subsidiaries	(24,253)	—	—	24,253	—
Net other expense	(23,957)	(12,804)	(12)	24,253	(12,520)
Net loss	$(23,957)	$(23,767)	$(486)	$24,253	$(23,957)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$194,236	$13,900	$—	$208,136

OPERATING EXPENSES:
Voyage expenses	—	92,387	3,205	—	95,592
Direct vessel expenses	—	50,590	6,758	—	57,348
Bareboat lease expense	—	—	4,041	—	4,041
General and administrative	—	19,075	18	—	19,093
Depreciation and amortization	—	45,409	103	—	45,512
Goodwill impairment	—	1,818	—	—	1,818
Loss on disposal of vessels and vessel equipment	—	2,681	2,254	—	4,935
Total operating expenses	—	211,960	16,379	—	228,339
OPERATING LOSS	—	(17,724)	(2,479)	—	(20,203)

OTHER EXPENSE (INCOME):
Interest expense (income), net	(23,726)	(26,170)	3	—	(49,893)
Other income (expense), net	14,609	9	(19)	—	14,599
Equity in losses of subsidiaries	(46,380)	—	—	46,380	—
Net other expense	(55,497)	(26,161)	(16)	46,380	(35,294)
Net loss	$(55,497)	$(43,885)	$(2,495)	$46,380	$(55,497)

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011

	Parent	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used) provided by operating activities	$(67,438)	$16,233	$4,398	$46,380	$(427)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of vessels	—	—	92,911	—	92,911
Intercompany advances, net	(162,395)	306,263	(97,488)	(46,380)	—
Purchase of vessels	—	(72,362)	—	—	(72,362)
Purchase of other fixed assets	—	(3,201)	—	—	(3,201)

Net cash (used) provided by investing activites	(162,395)	230,700	(4,577)	(46,380)	17,348

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on credit facilities	—	45,600	—	—	45,600
Repayments on credit facilities	—	(239,796)	—	—	(239,796)
Repayment of Bridge Loan Credit Facility	(22,800)	—	—	—	(22,800)
Borrowings on Oaktree Credit Facility	200,000	—	—	—	200,000
Proceeds from issuance of common stock	57,081	—	—	—	57,081
Deferred financing costs paid	(4,322)	(10,861)	—	—	(15,183)

Net cash provided (used) by financing activities	229,959	(205,057)	—	—	24,902

Effect of exchange rate changes on cash balances	—	(90)	—	—	(90)

Net increase (decreasee) in cash	126	41,786	(179)	—	41,733
Cash, beginning of the year	22	15,705	1,131	—	16,858
Cash, end of period	$148	$57,491	$952	$—	$58,591

18.          SUBSEQUENT EVENTS

On July 13, 2011, the Company entered into amendments to its 2010 Amended Credit Facility, 2011 Credit Facility and Oaktree Credit Facility to reduce the required minimum balance in cash and cash equivalents and revolver availability. Under the terms of the amendments to the 2010 Amended Credit Facility and 2011 Credit Facility, the required minimum balance in cash and cash equivalents and revolver availability pursuant to each such credit facility has been reduced to $35,000 from $50,000 from July 13, 2011 through December 31, 2011. Thereafter, the Company will be required to maintain a minimum of $40,000 in cash and cash equivalents and revolver availability through March 31, 2012. After that date, the original terms of such credit facilities will apply. Under the terms of the amendment to the Oaktree Credit Facility, the required minimum cash balance covenant, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $45,000 at any time prior to July 13, 2011, $31,500 at any time from July 13, 2011 to December 31, 2011, $36,000 at any time from January 1, 2012 to March 31, 2012, and $45,000 from April 1, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following:  (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) changes in demand; (iv) a material decline or prolonged weakness in rates in the tanker market; (v) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vi) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (vii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (viii) actions taken by regulatory authorities; (ix) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (x) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xi) changes in the typical seasonal variations in tanker charter rates; (xii) changes in the cost of other modes of oil transportation; (xiii) changes in oil transportation technology; (xiv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xv) changes in general domestic and international political conditions; (xvi) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xvii) changes in the itineraries of the our vessels; (xviii) adverse changes in foreign currency exchange rates affecting our expenses; (xix) financial market conditions; and (xx) other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent reports on Form 10-Q and Form 8-K.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2011 and 2010. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services.  As of August 6, 2011, our fleet consists of 31 wholly-owned vessels: seven VLCCs, 12 Suezmax vessels, nine Aframax vessels, two Panamax vessels, and one Handymax vessel.  These vessels have a total of 5.2 million dwt carrying capacity on a combined basis and all are double-hulled.  As of August 6, 2011, we also chartered-in three Handymax vessels (the “Chartered-in Vessels”).  The Chartered-in Vessels, which are double-hulled, have a total of 0.1 million dwt carrying capacity on a combined basis.

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million.  All of the vessels have been delivered to us between July 2010 and April 2011.

A summary of our completed vessel acquisitions and dispositions (excluding vessels leased back from purchaser) between January 1, 2008 and August 6, 2011 is as follows:

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

Our Arlington Vessels (which were acquired pursuant to the acquisition of Arlington Tankers Ltd. on December 16, 2008 (the Arlington Acquisition”)) and Metrostar Vessels are party to technical management agreements with third parties.  However, we provide commercial management for our Arlington Vessels and our Metrostar Vessels.  Two Handymax vessels (Stena Concept and Stena Contest) are party to fixed-rate ship management agreements with Northern Marine, which expired in July 2011.  Under these fixed-rate ship management agreements, Northern Marine was responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine had outsourced some of these services to third-party providers.  We had agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

We signed new ship management agreements with Northern Marine for Genmar Victory and Genmar Vision and with Anglo Eastern for Genmar Companion, Genmar Concord, Genmar Compatriot, Genmar Consul, Stena Concept and Stena Contest after the expiration of the time charters to which they were party when we acquired them and the termination of the related fixed-rate management agreements for these vessels. These new agreements began on a mutually-agreed date after the expiration of the ship management agreements and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these six new agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$105,203	$91,467	$208,136	$189,023
Voyage expenses	51,641	30,448	95,592	62,118
Direct vessel expenses	27,508	24,265	57,348	48,526
Bareboat lease expense	2,457		4,041
General and administrative expenses	10,306	9,423	19,093	19,150
Depreciation and amortization	23,078	22,294	45,512	44,601
Goodwill impairment			1,818
Loss on disposal of vessels and vessel equipment	1,650	544	4,935	531
Total operating expenses	116,640	86,974	228,339	174,926
Operating (loss) income	(11,437)	4,493	(20,203)	14,097
Net interest expense	27,035	18,994	49,893	37,849
Other income, net	(14,515)	(192)	(14,599)	(364)
Net other expense	12,520	18,802	35,294	37,485
Net loss	$(23,957)	$(14,309)	$(55,497)	$(23,388)

Basic loss per common share	$(0.21)	$(0.25)	$(0.56)	$(0.41)

Diluted loss per common share	$(0.21)	$(0.25)	$(0.56)	$(0.41)

Weighted average common shares outstanding, thousands	112,086	58,373	99,425	57,025
Diluted average common shares outstanding, thousands	112,086	58,373	99,425	57,025

	June 30, 2011	December 31, 2010
BALANCE SHEET DATA, at end of period
(Dollars in thousands)
Cash	$58,591	$16,858
Current assets, including cash	132,795	168,538
Total assets	1,781,321	1,781,785
Current liabilities	115,770	1,442,593
Total long-term debt, including current portion	1,316,056	1,353,243
Shareholders’ equity	339,325	332,046

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
OTHER FINANCIAL DATA
(dollars in thousands)

Net cash (used) provided by operating activities	(24,926)	(13,682)	(427)	6,289
Net cash (used) provided by investing activities	(65,215)	(62,943)	17,348	(61,429)
Net cash provided by financing activities	85,967	161,858	24,902	154,449
Capital expenditures
Vessel (purchases) sales, including deposits	(64,752)	(62,095)	20,549	(62,095)
Drydocking or capitalized survey or improvement costs	(3,827)	(4,600)	(8,229)	(5,803)
Weighted-average long-term debt	1,322,719	1,018,727	1,332,945	1,018,727

OTHER DATA
EBITDA (1)	$26,156	$26,979	$39,908	$59,062
FLEET DATA
Total number of vessels at end of period	34	31	34	31
Average number of vessels (2)	33.9	31.0	34.9	31.0
Total voyage days for fleet (3)	2,972	2,696	5,946	5,405
Total time charter days for fleet	1,354	1,470	2,799	3,084
Total spot market days for fleet	1,618	1,226	3,147	2,321
Total calendar days for fleet (4)	3,083	2,821	6,312	5,611
Fleet utilization (5)	96.4%	95.6%	94.2%	96.3%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$18,022	$22,633	$18,928	$23,479
Direct vessel operating expenses per vessel (7)	8,923	8,603	9,086	8,648

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
EBITDA Reconciliation
Net loss	$(23,957)	$(14,309)	$(55,497)	$(23,388)
+ Net interest expense	27,035	18,994	49,893	37,849
+ Depreciation and amortization	23,078	22,294	45,512	44,601
EBITDA	$26,156	$26,979	$39,908	$59,062

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

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
STATEMENT OF OPERATIONS DATA	ENDED JUNE 30,		ENDED JUNE 30,
(Dollars in thousands, except share data)	2011	2010	2011	2010

Voyage revenues	$105,203	$91,467	$208,136	$189,023
Voyage expenses	51,641	30,448	95,592	62,118
Net voyage revenues	$53,562	$61,019	$112,544	$126,905

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and six months ended June 30, 2011 and 2010 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
INCOME STATEMENT DATA
Net voyage revenues	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	51.4%	39.8%	51.0%	38.2%
Bareboat lease expense	4.6%	0.0%	3.6%	0.0%
General and administrative expenses	19.2%	15.4%	17.0%	15.1%
Depreciation and amortization	43.1%	36.5%	40.4%	35.1%
Goodwill impairment	0.0%	0.0%	1.6%	0.0%
Loss on disposal of vessel equipment	3.1%	0.9%	4.4%	0.4%
Operating (loss) income	-21.4%	7.4%	-18.0%	11.1%
Net interest expense	-50.5%	-31.1%	-44.3%	-29.8%
Other income, net	27.1%	0.3%	13.0%	0.3%
Net loss	-44.8%	-23.5%	-49.3%	17.0%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

VOYAGE REVENUES- Voyage revenues increased by $13.7 million, or 15.0%, to $105.2 million for the three months ended June 30, 2011 compared to $91.5 million for the prior year period.  This increase is primarily due to a 10.2% increase in the number of vessel operating days during the three months ended June 30, 2011 to 2,972 days from 2,696 days in the prior year period, attributable to  an increase in the size of our fleet. The average size of our fleet was 33.9 (9.0 Aframax, 11.9 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the three months ended June 30, 2011 compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for the prior year period.   Also contributing to this increase in voyage revenues is the change in composition of our fleet to larger vessels during the 2011 period, which generally earn higher revenues than smaller vessels.

This increase in voyage revenues reflects a greater proportion of our fleet being deployed on spot voyage charters during the three months ended June 30, 2011 as compared to the prior year period.  This increase in spot voyage revenues is partially offset by a decrease in spot rates attained on our vessels under spot voyage charters for the three months ended June 30, 2011 as compared to the prior year period. Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues to recoup these expenses.

The increase in voyage revenues is partially offset by a decline in time charter revenue during the three months ended June 30, 2011 as compared to the prior year period associated with lower daily time charter rates and less days vessels were operating under time charters, as discussed below under “Net Voyage Revenues”.

VOYAGE EXPENSES- Voyage expenses increased $21.2 million, or 69.6%, to $51.6 million for the three months ended June 30, 2011 compared to $30.4 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the three months ended June 30, 2011, the number of days our vessels operated under spot voyage increased by 392, or 32.0%, to 1,618 days (313 days Aframax, 895 days Suezmax and 410 days VLCC) from 1,226 days (614 days Aframax and 612 days Suezmax) during the prior year period.  Included in the increase in spot voyage days during the three months ended June 30, 2011 compared to the prior year period is an increase in the proportion of such days consisting of the larger VLCC and Suezmax vessels.  Larger vessels consume more fuel and undergo longer voyages and accordingly, fewer port calls than smaller vessels resulting in greater fuel costs but lower port costs.  Primarily because of this, as well as higher fuel prices, fuel costs increased by $21.2 million, or 98.3%, to $42.9 million during the three months ended June 30, 2011 compared to $21.6 million during the prior year period.  This increase in fuel cost corresponds to a 50.2% increase in fuel cost per spot voyage day to $26,494 during the three months ended June 30, 2011 compared to $17,634 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $0.6 million, or 11.0%, to $6.1 million during the three months ended June 30, 2011 compared to $5.5 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days, giving effect to the smaller number of port calls relating to our larger vessels.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $7.4 million, or 12.2%, to $53.6 million for the three months ended June 30, 2011 compared to $61.0 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the three months ended June 30, 2011 compared to prior year period.  Our average TCE rates decreased to $18,022 during the three months ended June 30, 2011 compared to $22,633 for the prior year period.  This decrease in TCE is attributable to a decline in time charter rates during the three months ended June 30, 2011 compared to the prior year period due to vessels with time charters that expired during 2010 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease during the three months ended June 30, 2011, as compared to the prior year period, are lower TCE rates for our vessels on spot voyage charters.  Partially offsetting these decreases associated with lower rates is a 10.2% increase in the number of vessel operating days attributable to an increase in the size of our fleet. The average size of our fleet was 33.9 (9.0 Aframax, 11.9 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the three months ended June 30, 2011 compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended June 30,
	2011	2010	Increase (Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$7,682	$8,143	$(461)	-5.7%
Suezmax	4,701	11,420	(6,719)	-58.8%
VLCC	7,083	6,550	533	8.1%
Panamax	2,686	3,613	(927)	-25.7%
Product	5,035	5,221	(186)	-3.6%
Total	27,187	34,947	(7,760)	-22.2%

Spot charter:
Aframax	3,210	9,982	(6,772)	-67.8%
Suezmax	14,490	16,090	(1,600)	-9.9%
VLCC	8,675	—	8,675	n/a
Total	26,375	26,072	303	1.2%

TOTAL NET VOYAGE REVENUE	$53,562	$61,019	$(7,457)	-12.2%

Vessel operating days:
Time charter:
Aframax	455	446	9	2.0%
Suezmax	181	303	(122)	-40.3%
VLCC	175	182	(7)	-3.8%
Panamax	182	180	2	1.1%
Product	361	359	2	0.6%
Total	1,354	1,470	(116)	-7.9%

Spot charter:
Aframax	313	614	(301)	-49.0%
Suezmax	895	612	283	46.2%
VLCC	410	—	410	n/a
Total	1,618	1,226	392	32.0%
TOTAL VESSEL OPERATING DAYS	2,972	2,696	276	10.2%

AVERAGE NUMBER OF VESSELS	33.9	31.0	2.9	9.4%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$16,882	$18,259	$(1,377)	-7.5%
Suezmax	$25,973	$37,690	$(11,717)	-31.1%
VLCC	$40,475	$35,991	$4,484	12.5%
Panamax	$14,757	$20,070	$(5,313)	-26.5%
Product	$13,948	$14,543	$(595)	-4.1%
Combined	$20,079	$23,774	$(3,694)	-15.5%

Spot charter:
Aframax	$10,255	$16,259	$(6,004)	-36.9%
Suezmax	$16,190	$26,291	$(10,101)	-38.4%
VLCC	$21,159	$—	$21,159	n/a
Combined	$16,301	$21,266	$(4,965)	-23.3%

TOTAL TCE	$18,022	$22,633	$(4,611)	-20.4%

As of June 30, 2011, 15 of our vessels are on time charters expiring between July 2011 and March 2013, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Alexandra	Aframax	June 1, 2012		$13,750
Genmar Argus	Suezmax	October 24, 2011	(2)	$27,500	(3)
Genmar Companion	Panamax	February 10, 2013		$13,500	(4)
Genmar Compatriot	Panamax	February 23, 2013		$13,500	(4)
Genmar Concept	Handymax	July 4, 2012		$15,000	(5)
Genmar Concord	Handymax	March 30, 2013		$10,000	(6)
Genmar Consul	Handymax	February 7, 2013		$10,000	(6)
Genmar Contest	Handymax	July 4, 2012		$15,000	(5)
Genmar Daphne	Aframax	November 1, 2011	(2)	$18,750	(7)
Genmar Defiance	Aframax	October 30, 2011	(2)	$18,750	(7)
Genmar Elektra	Aframax	July 27, 2011		$18,500
Genmar Hercules	VLCC	October 29, 2011	(2)	$35,500	(8)
Genmar Spyridon	Suezmax	October 16, 2011	(2)	$27,500	(3)
Genmar Strength	Aframax	September 1, 2012		$18,500
Genmar Victory	VLCC	February 11, 2012	(2)	$40,500	(9)

(1)    Before brokers’ commissions.

(2)    Charter end date excludes periods that are at the option of the charterer.

(3)    Optional 12 month period begins in October 2011 at $29,000 per day.

(4)    Beginning in September, charter adjusts to $16,500 per day for 6 months, then to $15,000 per day for 12 months with 50/50 profit sharing.

(5)    Rate adjusts to $14,000 per day on July 4, 2011.

(6)    After 6 months, charter adjusts to $12,000 per day for 6 months, then to $14,000 per day for 6 months, then to $16,000 per day for 6 months.

(7)    Optional 12 month period begins in October/November 2011 at $20,500 per day.

(8)    Optional 12 month period begins in October 2011 at $40,000.

(9)    Optional 12 month period begins January 2012 at $40,000 per day with 50/50 profit sharing.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $3.2 million, or 13.4%, to $27.5 million for the three months ended June 30, 2011 compared to $24.3 million for the prior year period.  This increase in overall direct vessel expenses primarily relates to the increase in the size of our fleet, which primarily occurred through the acquisition of VLCCs, which are the largest vessel type in our fleet and the most costly to operate. The average size of our fleet increased by 9.4% to 33.9 (9.0 Aframax, 11.9 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the three months ended June 30, 2011 compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for the prior year period.  For the Aframax and Suezmax vessels there was a reduction in maintenance and repair costs during the three months ended June 30, 2011 due to significant costs incurred during the prior year period which did not recur as well as an insurance recovery on an Aframax vessel for a claim that had been written off in a prior year.  Partially offsetting these decreases for the Aframax and Suezmax vessels are increased in crew costs associated with wage increases and higher crew travel during the three months ended June 30, 2011 compared to the prior year period.  In addition, in November 2010, the fixed-fee technical management contracts with Northern Marine expired for one of our Panamax vessels and one of our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses increased for such vessels.  On a daily basis, direct vessel expenses per vessel increased by $321, or 3.7%, to $8,923 ($8,755 Aframax, $8,345 Suezmax, $11,166 VLCC, $7,970 Panamax, $7,570 Handymax) for the three months ended June 30, 2011 compared to $8,602 ($8,813 Aframax, $8,552 Suezmax, $12,482 VLCC, $7,582 Panamax, $6,674 Handymax) for the prior year period.  Changes in daily costs are primarily due to reasons described above.  In addition, daily costs to operate our VLCCs are lower for the three months ended June 30, 2011 compared to the prior year period due to lower daily maintenance and repair costs due to lower purchases of spares as compared to the prior year period as well as additional costs incurred in the prior year period to upgrade the Genmar Vision and Genmar Victory after the expiration of their fixed-rate technical management agreements with Northern Marine which had expired at the end of 2009.

We anticipate that direct vessel expenses will increase to approximately $111 million for 2011 based on daily budgeted direct vessel expenses on our Aframax vessels, Suezmax vessels, VLCCs, Panamax vessels and Handymax vessels of $8,674, $8,322, $10,018, $7,231 and $7,202, respectively.  These budgets are based on 2010 actual results adjusted for certain 2010 events not expected to recur or anticipated 2011 events which did not occur in 2010.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

BAREBOAT LEASE EXPENSE-  Bareboat lease expense was $2.5 million during the three months ended June 30, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses increased by $0.9 million, or 9.4%, to $10.3 million for the three months ended June 30, 2011 compared to $9.4 million for the prior year period.  Factors contributing to this increase are as follows:

(a)          an increase of $1.7 million during the three months ended June 30, 2011 as compared to the prior year relating to additional professional fees incurred  in connection with the sale leaseback of three Handymax vessels, amendments to and refinancing of our credit facilities  and the Oaktree Transaction;

(b)         an increase of $0.3 million during the three months ended June 30, 2011 as compared to the prior year period associated with public company registration and filing fees relating to such matters as our annual shareholders’ meeting;

(c)          a $0.4 million increase during the three months ended June 30, 2011 compared to the prior year period in reserves against our amounts due from charterers associated with demurrage and certain other billings; and

(d)         a $1.5 million decrease during the three months ended June 30, 2011 compared to the prior year period  in personnel costs in our New York office relating to reduced employee compensation expense.

For 2011, we have budgeted general and administrative expenses to be approximately $38.4 million.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION- Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.8 million, or 3.5%, to $23.1 million for the three months ended June 30, 2011 compared to $22.3 million for the prior year period.  Six of the Metrostar Vessels were acquired during the second half of 2010 and the seventh was acquired in April 2011 and, therefore, had no effect on the three months ended June 30, 2010.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.   Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011 and were sold by April 2011.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the three months ended June 30, 2011 compared to the prior year period.

Vessel depreciation was $19.9 million during the three months ended June 30, 2011 compared to $18.1 million during the prior year period.  Such increase includes an increase in depreciation on the Metrostar Vessels of $6.3 million, offset by a decrease of $3.8 million relating to the impaired vessels.  An additional offsetting decrease during the three months ended June 30, 2011 compared to the prior year is due to an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $1.1 million during the three months ended June 30, 2011, of which $0.4 million relates to the Metrostar Vessels,  the effect of which is included in the above variances, and $0.7 million of such decrease relates to the remaining  vessels in our fleet.

Amortization of drydocking decreased by $1.1 million to $2.0 million for the three months ended June 30, 2011 compared to $3.1 million for the prior year period.  Contributing to this decrease in drydock amortization during the three months ended June 30, 2011 compared to the prior year period is a $1.4 million decrease associated with writing off the unamortized drydock costs of the eight vessels impaired as of December 31, 2010.  This decrease is partially offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT- During the three months ended June 30, 2011 and 2010, we incurred losses associated with the disposal of vessels and certain vessel equipment of $1.7 million and $0.5 million, respectively.

NET INTEREST EXPENSE- Net interest expense increased by $8.0 million, or 42.3%, to $27.0 million for the three months ended June 30, 2011 compared to $19.0 million for the prior year period.   $3.5 million of this increase is attributable to borrowings under our 2010 Amended Credit Facility which were used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010.  In addition, on May 6, 2011, we amended our 2005 Credit Facility and 2010 Credit Facility and entered into the Oaktree Credit Facility.  As a result, the margins on the existing credit facilities increased to 400 bps from 350 bps.  In addition, the interest rate on the Oaktree Credit Facility is significantly higher than the interest rate on our other credit facilities and also carries a $48.1 million discount which is being accreted over the term of the facility.   During the three months ended June 30, 2011, our weighted-average outstanding debt increased by 29.8% to $1,322.7 million compared to $1,018.8 million during the prior year period.  Such increase is primarily attributable to the borrowings under the 2010 Amended Credit Facility.

We anticipate that interest expense will increase during the second half of 2011 due to interest rates on the Oaktree Credit Facility which are considerably higher than our floating rate debt which we are currently paying in kind at a rate of 14%, and higher margins on our floating rate debt.  Such higher interest rates also reflect the 2% rate increase resulting from Oaktree’s anti-dilution and preemptive rights that remain outstanding following issuances of common stock by the Company pursuant to the Sale Agreements.  Please see “Oaktree Credit Facility” below.

OTHER INCOME, NET- Other income, net for the three months ended June 30, 2011 of $14.5 million consists primarily of a $14.6 million unrealized gain on the warrants issued in connection with the Oaktree Credit Facility, which are marked to market.  The change in fair value from their grant date to June 30, 2011 is primarily attributable to the decrease in our stock price over that period.  Other income, net for the three months ended June 30, 2010 of $0.2 million consists of an unrealized gain relating to foreign currency transactions.

NET LOSS- Net loss was $24.0 million for the three months ended June 30, 2011 compared to a net loss of $14.3 million for the prior year period.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

VOYAGE REVENUES- Voyage revenues increased by $19.1 million, or 10.1%, to $208.1 million for the six months ended June 30, 2011 compared to $189.0 million for the prior year period.  This increase is due to a 10.0% increase in the number of vessel operating days during the six months ended June 30, 2011 to 5,946 days from 5,405 days in the prior year period, attributable to an increase in the size of our fleet. The average size of our fleet was 34.9 (10.2 Aframax, 11.7 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the six months ended June 30, 2011 compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for the prior year period.

This increase in spot voyage revenues reflects a greater proportion of our fleet being deployed on spot voyage charters during the six months ended June 30, 2011 as compared to the prior year period.  Because spot voyage charters require the vessel owner to pay voyage-related expenses such as fuel and port costs, which costs are borne by the charterer under a time charter contract, spot voyage charters typically earn significantly higher revenues than time charters to recoup these expenses.

These increases were partially offset by a decline in time charter revenue during the six months ended June 30, 2011 as compared to the prior year period, associated with lower daily time charter rates and less days vessels were operating under time charters, as discussed below under “Net Voyage Revenues”.

VOYAGE EXPENSES- Voyage expenses increased $33.5 million, or 53.9%, to $95.6 million for the six months ended June 30, 2011 compared to $62.1 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the six months ended June 30, 2011, the number of days our vessels operated under spot voyages increased by 826, or 35.6%, to 3,147 days (700 days Aframax, 1,612 days Suezmax, 770 days VLCC, 38 days Panamax and 27 days Handymax) from 2,321 days (1,089 days Aframax, 1,101 days Suezmax, 119 days VLCC and 12 days Panamax) during the prior year period.  Also contributing to the increase in voyage expenses during the six months ended June 30, 2011 are higher fuel costs associated with higher fuel prices and a much larger proportion of our spot voyage days during the 2011 period being comprised of our larger vessels.   Larger vessels consume more fuel and undergo longer voyages and accordingly, fewer port calls than smaller vessels resulting in greater fuel costs but lower port costs which consume significantly more fuel than our smaller vessels.  Primarily because of this, as well as higher fuel prices, fuel costs increased by $33.4 million, or 75.2%, to $77.8 million during the six months ended June 30, 2011 compared to $44.4 million during the prior year period.  This increase in fuel cost corresponds to a 29.2% increase in fuel cost per spot voyage day to $24,718 during the six months ended June 30, 2011 compared to $19,127 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $0.7 million, or 6.1%, to $12.2 million during the six months ended June 30, 2011 compared to $11.5 million during the prior year period.  The increase in port costs is generally consistent with the increase in number of spot voyage days, giving effect to the smaller number of port calls relating to our larger vessels.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $14.4 million, or 11.3%, to $112.5 million for the six months ended June 30, 2011 compared to $126.9 million for the prior year period.  Substantially all of this decrease is attributable to lower TCE rates earned during the six months ended June 30, 2011 compared to the prior year period.  Our average TCE rates decreased to $18,928 during the six months ended June 30, 2011 compared to $23,479 for the prior year period.  This decrease in TCE is attributable to a decline in time charter rates during the six months ended June 30, 2011 compared to the prior year period due to vessels with time charters that expired during 2010 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease during the six months ended June 30, 2011 as compared to the prior year period are lower TCE rates for our vessels on spot voyage charters.  Partially offsetting these decreases associated with lower rates is a 10.0% increase in the number of vessel operating days attributable to an increase in the size of our fleet. The average size of our fleet was 34.9 (10.2 Aframax, 11.7 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the six months ended June 30, 2011 compared to 31.0 (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Six months ended June 30,
	2011	2010	Increase (Decrease)	% Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$15,381	$18,839	$(3,458)	-18.4%
Suezmax	12,412	28,183	(15,771)	-56.0%
VLCC	14,527	8,617	5,910	68.6%
Panamax	4,654	6,586	(1,932)	-29.3%
Product	9,539	10,254	(715)	-7.0%
Total	56,513	72,479	(15,966)	-22.0%

Spot charter:
Aframax	7,085	17,536	(10,451)	-59.6%
Suezmax	31,256	32,934	(1,678)	-5.1%
VLCC	17,289	4,212	13,077	310.5%
Panamax	319	(256)	575	-224.6%
Product	82	—	82	n/a
Total	56,031	54,426	1,605	2.9%

TOTAL NET VOYAGE REVENUE	$112,544	$126,905	$(14,361)	-11.3%

Vessel operating days:
Time charter:
Aframax	915	1,033	(118)	-11.4%
Suezmax	463	751	(288)	-38.3%
VLCC	411	241	170	70.5%
Panamax	323	346	(23)	-6.6%
Product	687	713	(26)	-3.6%
Total	2,799	3,084	(285)	-9.2%

Spot charter:
Aframax	700	1,089	(389)	-35.7%
Suezmax	1,612	1,101	511	46.4%
VLCC	770	119	651	547.1%
Panamax	38	12	26	216.7%
Product	27			n/a
Total	3,147	2,321	826	35.6%

TOTAL VESSEL OPERATING DAYS	5,946	5,405	541	10.0%

AVERAGE NUMBER OF VESSELS	34.9	31.0	3.9	12.6%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$16,810	$18,237	$(1,427)	-7.8%
Suezmax	$26,808	$37,528	$(10,720)	-28.6%
VLCC	$35,346	$35,757	$(411)	-1.1%
Panamax	$14,408	$19,034	$(4,626)	-24.3%
Product	$13,885	$14,382	$(497)	-3.5%
Combined	$20,190	$23,502	$(3,311)	-14.1%

Spot charter:
Aframax	$10,121	$16,103	$(5,981)	-37.1%
Suezmax	$19,390	$29,913	$(10,522)	-35.2%
VLCC	$22,453	$35,399	$(12,946)	-36.6%
Panamax	$8,391	$(21,337)	$29,728	-139.3%
Product	$3,043	$—	$3,043	n/a
Combined	$17,805	$23,449	$(5,645)	-24.1%

TOTAL TCE	$18,928	$23,479	$(4,552)	-19.4%

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $8.8 million, or 18.2%, to $57.3 million for the six months ended June 30, 2011 compared to $48.5 million for the prior year period.  This increase in overall direct vessel expenses primarily relates to the increase in the size of our fleet, which primarily occurred through the acquisition of VLCCs, which are the largest vessel type in our fleet and the most costly to operate.    The average size of our fleet increased by 12.6% to 34.9 vessels (10.2 Aframax, 11.7 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the six months ended June 30, 2011 compared to 31.0 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.0 VLCC, and 2.0 Panamax) for the prior year period.  For the Aframax and Suezmax vessels there was a reduction in maintenance and repair costs during the six months ended June 30, 2011 due to significant costs incurred during the prior year period which did not recur as well as an insurance recovery on an Aframax vessel for a claim that had been written off in a prior year.  Partially offsetting these decreases for the Aframax and Suezmax vessels are increased crew costs associated with wage increases and higher crew travel during the six months ended June 30, 2011 compared to the prior year period.  VLCC operating costs are higher during the six months ended June 30, 2011 compared to the prior year period associated with overlapping of crews on the five VLCCs acquired during the second half of 2010 and maintenance and repair costs on two VLCCs which were drydocked during the six months ended June 30, 2011.  In addition, in November 2010, the fixed-fee technical management contracts with Northern Marine expired for one of our Panamax vessels and one of our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses increased for such vessels.    On a daily basis, direct vessel expenses per vessel increased by $439, or 5.1%, to $9,087 ($9,005 Aframax, $8,403 Suezmax, $11,315 VLCC, $8,502 Panamax, $7,699 Handymax) for the six months ended June 30, 2011 compared to $8,648 ($9,170 Aframax, $8,479 Suezmax, $10,811 VLCC, $7,743 Panamax, $6,921 Handymax) for the prior year period.  Changes in daily costs are primarily due to reasons described above.

BAREBOAT LEASE EXPENSE-  Bareboat lease expense was $4.0 million during the six months ended June 30, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES- General and administrative expenses decreased by $0.1 million, or 0.3%, to $19.1 million for the six months ended June 30, 2011 compared to $19.2 million for the prior year period.  This decrease reflects the following:

(a)     $3.0 million decrease during the six months ended June 30, 2011 compared to the prior year period  in personnel costs relating to our New York office, reflecting reduced compensation expense and a reduction in restricted stock amortization;

(b)    an increase of $2.4 million during the six months ended June 30, 2011 as compared to the prior year period relating to additional professional fees incurred  in connection with the sale leaseback of three Handymax vessels, refinancing our credit facilities and the Oaktree Transaction; and

(c)     an increase of $0.3 million during the six months ended June 30, 2011 as compared to the prior year period associated with registration and filing fees relating to such matters as the our annual shareholders’ meeting.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.9 million, or 2.0%, to $45.5 million for the six months ended June 30, 2011 compared to $44.6 million for the prior year period.  Six of the Metrostar Vessels were acquired during the second half of 2010 and the seventh was acquired in April 2011 and, therefore, had no effect on the six months ended June 30, 2010.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.   Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011 and were sold by April 2011.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the six months ended June 30, 2011 compared to the prior year period.

Vessel depreciation was $39.1 million during the six months ended June 30, 2011 compared to $36.0 million during the prior year period.  Such increase includes an increase in depreciation on the Metrostar Vessels of $11.8 million, offset by a decrease of $7.4 million relating to the impaired vessels.  An additional offsetting decrease during the six months ended June 30, 2011 compared to the prior year is due to an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $2.2 million during the six months ended June 30, 2011, of which $0.8 million relates to the Metrostar Vessels, the effect of which is included in the above variances, and $1.4 million of such decrease relates to the remaining vessels in our fleet.

Amortization of drydocking decreased by $2.1 million to $4.3 million for the six months ended June 30, 2011 compared to $6.4 million for the prior year period.  Contributing to this decrease in drydock amortization during the six months ended June 30, 2011 compared to the prior year period is a $3.2 million decrease associated with writing off the unamortized drydock of the eight vessels held for sale and/or impaired as of December 31, 2010.  This decrease is partially offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

GOODWILL IMPAIRMENT - Goodwill impairment was $1.8 million and $0 for the six months ended June 30, 2011 and 2010, respectively.   Please refer to “Goodwill” under Critical Accounting Policies.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT- During the six months ended June 30, 2011 and 2010, we incurred losses associated with the disposal of vessels and certain vessel equipment of $4.9 million and $0.5 million, respectively.

NET INTEREST EXPENSE- Net interest expense increased by $12.0 million, or 31.8%, to $49.9 million for the six months ended June 30, 2011 compared to $37.9 million for the prior year period.   $6.5 million of this increase during the six months ended June 30, 2011 as compared to the prior year period is attributable to borrowings under our 2010 Amended Credit Facility which were used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010.  In addition, on May 6, 2011, we amended our 2005 Credit Facility and 2010 Credit Facility and entered into the Oaktree Credit Facility.  As a result, the margins on the existing credit facilities increased to 400 bps from 350 bps.  In addition, the interest rate on the Oaktree Credit Facility is significantly higher than the interest rate on our credit facilities and also carries a $48.1 million discount which is being accreted over the term of the facility.   During the six months ended June 30, 2011, our weighted-average outstanding debt increased by 30.8% to $1,332.9 million compared to $1,018.7 million during the prior year period.  Such increase is primarily attributable to the borrowings under the 2010 Amended Credit Facility.

OTHER INCOME, NET- Other income, net for the six months ended June 30, 2011 of $14.6 million consists primarily of a $14.6 million unrealized gain on the warrants issued in connection with the Oaktree Credit Facility, which are marked to market each quarter.  The change in fair value from their grant date to June 30, 2011 is primarily attributable to the decrease in our stock price over that period.  Other income, net of $0.4 million for the six months ended June 30, 2010 consists of $0.3 million of an unrealized gain relating to foreign currency transactions and a $0.1 million realized gain associated with our interest rate swaps.

NET LOSS-Net loss was $55.5 million for the six months ended June 30, 2011 compared to net loss of $23.4 million for the prior year period.

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

We expect to rely on primarily operating cash flows, long-term borrowings and potential future equity offerings to fund our operations. Pursuant to the open market sales agreements described in the next section, we may issue shares of our common stock for proceeds of up to $42.3 million.  We believe that our current cash balance as well as operating cash flows and proceeds from equity offerings will be sufficient to meet our liquidity needs for the next year.  We may generate additional cash from the sale of additional shares of common stock or the sale of one or more of the younger vessels in our fleet.

We may also consider future vessels sales, additional incurrences of debt, seeking waivers or extensions of our obligations under its existing credit facilities and other options. There can be no assurance that we will be able to successfully complete any of these transactions, or that doing so will be sufficient for us to meet our liquidity needs. If we do not comply with the various financial and other covenants and requirements of our credit facilities, the lenders may, subject to various customary cure rights, exercise customary remedies.

Follow-on equity offerings

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

On June 9, 2011, the Company entered into separate open market sale agreements (“Sale Agreements”) with two investment banks (the “Sales Agents”) pursuant to which the Company may sell shares of its common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50 million.   The sales of such shares will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  The Company may also sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed upon at such time.  The Sale Agreements provide that each Sales Agent will be entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent is a party, provided that the compensation will equal 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent will use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by the Company.  The Company has no obligation to sell any of the Securities under the Sale Agreements and either the Company or either Sales Agent may at any time suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and June 30, 2011, the Company issued 5,160,352 shares of its common stock for gross proceeds of $7.7 million, leaving $42.3 million available to be issued under this program. As of August 6, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock under the Sale Agreements for net proceeds of $8.0 million.  Pursuant to the Investment Agreement (see Note 9 to the unaudited Condensed Consolidated Financial Statements), the issuances and sales of these shares under the Sale Agreements require the Company to issue an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from 1.35 to $1.59, in each case subject to compliance with the rules of the NYSE and receipt of the required shareholder approval (see Note 9 to the unaudited Condensed Consolidated Financial Statements).

Pursuant to the issuance of shares during the six months ended June 30, 2011, the Company incurred legal and accounting costs aggregating $0.5 million, which was recorded as a reduction of proceeds from such share issuances.

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

On April 5, 2011, we sold the Genmar Progress, for which we received net proceeds of $7.8 million and repaid $7.9 million as a permanent reduction under our 2005 Credit Facility.

On April 12, 2011, we took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for $76 million, which we paid $22.8 million in cash and $7.6 million from the initial deposit, and drew down $45.6 million on our 2010 Amended Credit Facility.

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

Debt Financings

Senior Notes

On November 12, 2009, the Company issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Credit Facility in accordance with its terms, $15 million was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of June 30, 2011, the discount on the Senior Notes is $6.5 million.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.

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

On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result.

On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of all of their assets.

Oaktree Credit Facility

On March 29, 2011, the Company, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended and restated on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200 million secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II, and would receive detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, the Company received $200 million under a credit facility ( the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital.

Pursuant to the closing of the Oaktree Credit Facility on May 6, 2011, the Company issued 23,091,811 Warrants to the Oaktree Lender, which will expire on May 6, 2018 (being the date that is seven years from their issuance). The Warrants have an exercise price of $0.01 per share and are exercisable at any time.

The Company has determined the fair value of the Warrants as of May 6, 2011 to be $48.1 million, using the Monte Carlo method, based on a grant date stock price of $2.07, a dilution protection premium of 15.94%, a put option cost of $0.31 and a liquidity discount of 14.80%.  The fair value of the Warrants is recorded as a noncurrent liability on the Company’s balance sheet, and the carrying value of the Oaktree Credit Facility is reduced by an offsetting amount. We expect that changes in the value of the Warrants, which we expect will be primarily driven by the trading price of our common stock, will be treated as noncash adjustments to other expense (income) on the Company’s statement of operations. As of June 30, 2011, the Warrants have a fair value of $33.5 million, and the Company has recorded an unrealized gain of $14.6 million for the three months and six months ended June 30, 2011, which is classified as a component of Other (income) expense on the Company’s condensed consolidated statements of operations.

The Warrants granted to the Oaktree Lender had a fair value of $48.1 million as of May 6, 2011, which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48.1 million discount is being accreted to the Credit Facility as additional interest expense using the effective interest method over the life of the loan.  During the three months and six months ended June 30, 2011, $0.9 million of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  Since its inception, the Company has elected to pay interest in kind, resulting in interest expense of $3.9 million for the three months and six months ended June 30, 2011.  In addition, if the Company consummates any transaction triggering the anti-dilution or preemptive rights described in Note 9 to the unaudited condensed consolidated financial statements, but the shareholder approval described in Note 9 to the unaudited condensed consolidated financial statements has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment).  On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements.  The issuances and sales of these shares require the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of our common stock in connection with such issuances pursuant to the Investment Agreement.  Shareholder approval of such issuances is required under the rules of the New York Stock Exchange (the “NYSE”).  However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate apply following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% on June 9, 2011, and will increase by a further 2% every three months thereafter, subject to the 18% per annum maximum described above, until the required shareholder approval is obtained and the failure to make the required issuances and/or adjustments concurrently with the consummation of these transactions has been cured.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 14% during the three months and six months ended June 30, 2011.

As of June 30, 2011, the Oaktree Credit Facility had a carrying value of $156.7 million, reconciled as follows (dollars in thousands):

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)
Carrying value, May 6, 2011	151,886
Accretion of discount	901
Interest paid in kind	3,900
Carrying value, June 30, 2011	$156,687

The Oaktree Credit Facility is secured on a third lien basis by a pledge by the Company of its interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington Tankers Ltd. (“Arlington”), a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee its other existing credit facilities.

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

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the Oaktree Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $45.0 million at any time prior to July 13, 2011, $31.5 million at any time from July 13, 2011 to December 31, 2011, $36.0 million at any time from January 1, 2012 to March 31, 2012 and $45.0 million from April 1, 2012.

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

The Oaktree Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility described below, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

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

The Oaktree Credit Facility also requires the Company to comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants and the requirements of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the Oaktree Credit Facility.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington  which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provides a total commitment as of May 6, 2011 of $550 million, of which $545.0 million was drawn.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of June 30, 2011 is 4%.  As of June 30, 2011, $545.0 million of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

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

Up to $25 million of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of June 30, 2011, the Company has outstanding letters of credit aggregating $4.7 million which expire between October 2011 and March 2012, leaving $20.3 million available to be issued.  However, based on amounts outstanding under the 2011 Credit Facility as of June 30, 2011, only $0.4 million of this balance may be issued.

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

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 24 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 24 vessels have an aggregate book value as of June 30, 2011 of $969.0 million.  The 2011 Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2011 Credit Facility is secured on a second lien basis by the seven vessels acting as a security on a first lien basis for the 2010 Amended Credit Facility described below.

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

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2013 to March 31, 2012 and $50 million from April 1, 2012.

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

The 2011 Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2011 Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

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

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the 2011 Credit Facility.

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

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. As of June 30, 2011, $320.9 million of the 2010 Amended Credit Facility is outstanding. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7.4 million quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

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

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of June 30, 2011 of $601.5 million.  The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2010 Amended Credit Facility is secured on a second lien basis by the 24 vessels acting as a security on a first lien basis for the 2011 Credit Facility described above.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility,  the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25 million, to be less than $50,000 at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2013 to March 31, 2012 and $50 million from April 1, 2012.

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

The 2010 Amended Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by the Company from refinancing indebtedness. The 2010 Amended Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

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

As of June 30, 2011, the Company is in compliance with all of its financial covenants under the 2010 Amended Credit Facility.

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

A repayment schedule of outstanding borrowings at June 30, 2011, which assumes that the all interest on the Oaktree Credit Facility is paid in kind at an interest rate of 12% assuming that the current 14% rate is reduced in August 2011 when the Company’s shareholders are expected to approve the issuance of additional Warrants to Oaktree  until its maturity in May 2018, is as follows (dollars in thousands):

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Credit Facility	Oaktree Credit Facility	Senior Notes	TOTAL

2011 (July 1, 2011 to December 31, 2011)	$—	$14,811	$—	$—	$14,811
2012	—	29,621	—	—	29,621
2013	51,563	29,621	—	—	81,184
2014	68,750	29,621	—	—	98,371
2015	68,750	217,183	—	—	285,933
Thereafter	355,929	—	464,750	300,000	1,120,679

	$544,992	$320,857	$464,750	$300,000	$1,630,599

During the six months ended June 30, 2011 and 2010, the Company paid dividends of $0 and $14.6 million, respectively.

Interest Rate Swap Agreements

As of June 30, 2011, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the six months ended June 30, 2011 and 2010 was $3.9 million and $7.8 million, respectively.

The Company’s 24 vessels which collateralize the 2011 Credit Facility also serve as collateral for these three interest rate swap agreements, subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $46.8 million and $36.5 million for the six months ended June 30, 2011 and 2010, respectively.

Cash and Working Capital

Cash increased to $58.6 million as of June 30, 2011 compared to $16.9 million as of December 31, 2010. Working capital is current assets minus current liabilities. Working capital was $17.0 million as of June 30, 2011 compared to a working deficiency of $1,274.1 million as of December 31, 2010.  The reduction in working capital deficiency is principally the result of the current portion of long-term debt, which was classified as current as of December 31, 2010.

Cash Flows From Operating Activities

Net cash used by operating activities was $0.4 million for the six months ended June 30, 2011, compared to net cash provided by operating activities of $6.3 million for the prior year period.  This decrease is primarily attributable to the net loss for the six months ended June 30, 2011 of $55.5 million associated with our extending the timing of remittances due from us compared to a net loss of $23.4 million for the prior year period.  Partially offsetting this decrease is an increase in accounts payable, accrued expenses and other liabilities of $20.6 million during the six months ended June 30, 2011 compared to a decrease of $2.7 million during the prior year period.

Cash Flows From Investing Activities

Net cash provided by investing activities was $17.3 million for the six months ended June 30, 2011 compared to $61.4 million used by investing activities for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the six months ended June 30, 2011, we received $92.9 million from the sale of seven vessels.  We did not sell any vessels during the 2010 period.

•                  During the six months ended June 30, 2011, we made payments to acquire a Suezmax vessel and other vessel components of $72.4 million.  We did not acquire any vessels during the 2010 period.

•                  During the six months ended June 30, 2010, we made deposits on vessels of $62.1 million.  We made no such comparable payments during the 2011 period.

•                  During six months ended June 30, 2011 and 2010, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $3.2 million and $4.8 million, respectively.

•                  During the six months ended June 30, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $5.4 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap.  There was no such deposit during the 2011 period.

Cash Flows From Financing Activities

Net cash provided by financing activities was $24.9 million for the six months ended June 30, 2011compared to  $154.4 million for the prior year period.  The change in cash provided by financing activities relates primarily to the following:

•                  During the six months ended June 30, 2011, we received $57.1 million proceeds from the issuance of 31,610,352 shares of our common stock; during the six months ended June 30, 2010, we received $195.6 million of proceeds from the issuance of 30,600,000 shares of our common stock.

•                  During the six months ended June 30, 2011, we borrowed $45.6 million under our 2010 Amended Credit Facility to partially finance the Metrostar Vessel acquired in April 2011.

•                  During the six months ended June 30, 2011, we repaid $239.7 million of our credit facilities consisting of $40.0 million under our 2010 Amended Credit Facility (including a $25.0 million prepayment at the time the facility was amended on May 6, 2011) and $199.8 million under our 2005 Credit Facility (including $36.4 million repaid associated with the sale of four vessels collateralizing this facility, a $47.6 million amortization payment and a $115.8 million repayment associated with the refinancing this facility on May 6, 2011).

•                  During the six months ended June 30, 2011, we repaid the $22.8 million Bridge Loan Credit Facility.

•                  During the six months ended June 30, 2011, we borrowed $200 million on our Oaktree Credit Facility.

•                  During the six months ended June 30, 2011 and 2010, we paid deferred financing cost of $15.2 million and $0.6 million, respectively.

•                  During the six months ended June 30, 2010, we repaid $26.0 million of revolving debt associated with our 2005 Credit Facility.  We made no such revolving payments during 2011.

•                  During the six months ended June 30, 2010, we paid $14.6 million of dividends to our shareholders.

Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the six months ended June 30, 2011, we paid $8.2 million of drydock related costs.  For the year ending December 31, 2011, we anticipate that we will incur costs associated with drydocks on five vessels. We estimate that the expenditures to complete drydocks during 2011 will aggregate to approximately $18 million and that the vessels will be offhire for approximately 287 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, secure additional financing or generate liquidity through asset sales.

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

Capital Improvements

During the six months ended June 30, 2011, we incurred $3.2 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2011, we have budgeted approximately $8.6 million for such projects.

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

The minimum future vessel operating expenses to be paid by us under fixed-rate ship management agreements in effect as of June 30, 2011 that will expire in 2011 are $0.1 million.  If the option periods are extended by the charterer of the four Arlington Vessels currently managed by Northern Marine under fixed-rate ship management agreements, such ship management agreements will be automatically extended for periods matching the duration of the time charter agreements.  Future minimum payments in the table below under these ship management agreements exclude such periods.

The following is a tabular summary of our future contractual obligations as of June 30, 2011 for the categories set forth below (dollars in millions):

	Total	2011 (4)	2012	2013	2014	2015	Thereafter
2011 Credit Facility	$545.0	$—	—	$51.7	$68.7	$68.7	$355.9
2010 Credit Facility	320.8	14.8	29.6	29.6	29.6	217.2	—
Oaktree Credit Facility (1)	464.8	—	—	—	—	—	464.8
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	66.1	3.6	7.1	10.6	11.0	10.9	22.9
Interest expense (2)	386.5	40.2	78.0	71.9	65.9	57.8	72.7
Senior officer employment agreements (3)	0.7	0.7	—	—	—	—	—
Ship management agreements	0.1	0.1	—	—	—	—	—
Office leases	13.9	0.9	1.5	1.4	1.4	1.4	7.3
Total commitments	$2,097.9	$60.3	$116.2	$165.2	$176.6	$356.0	$1,223.6

(1)          The Oaktree Credit Facility permits us, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility.  This table assumes that interest will be paid in kind at a rate of 12% (LIBOR with a floor of 3% plus a margin of 9%) from August 9, 2011 through the duration of the facility.  Until August 9, 2011 the rate used is 14%.  With this interest paid in kind, the $200 million borrowed would increase to $465 million when the Oaktree Credit Facility comes due in seven years.

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

(4)          Denotes the six month period from July 1, 2011 to December 31, 2011.

Off-Balance-Sheet Arrangements

As of June 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than letters of credit outstanding.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the six months ended June 30, 2011 and 2010, the Company incurred office expenses totaling $20,000 and $29,000 respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $27,000 and $14,000 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred fees for legal services aggregating $121,000 and $52,000 respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2011 and December 31, 2010, the balance of $15,000 and $12,000 respectively, was outstanding.

During the six months ended June 30, 2011 and 2010, the Company incurred certain entertainment and travel related costs totaling $161,000 and $148,000 respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $0 and $159,000 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred certain entertainment costs totaling $3,000 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $91,000 and $66,000 respectively, based on actual time spent by the employee, of which the balance due to Genco of $33,000 and $85,000 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $26.7 million and $10.1 million, respectively. At June 30, 2011 and December 31, 2010, $14.6 million and $9.8 million, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president and CEO of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the six months ended June 30, 2011 and 2010 for $33,000 and $36,000 respectively. A balance of $0 and $7,000 remains outstanding as of June 30, 2011 and December 31, 2010, respectively.

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

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200 million Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital. Peter C. Georgiopoulos has been granted an interest in a limited partnership controlled and managed by Oaktree.  The other investors in the partnership are various funds managed by Oaktree.  The partnership and its subsidiaries hold the entire Oaktree Loan and all of the Warrants as of the date of this Quarterly Report on Form 10-Q.  Mr. Georgiopoulos does not have any rights to participate in the management of the partnership.  Pursuant to the partnership agreement, Mr. Georgiopoulos is entitled to an interest in distributions by the partnership, which in the aggregate will not exceed 4.9% of all distributions made by the partnership, provided that no distributions will be made to Mr. Georgiopoulos until the other investors in the partnership have received distributions from the partnership equal to the amount of their respective investments in the partnership.  Mr. Georgiopoulos has not made, and is not expected to make, a substantial cash investment in the partnership.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide significant reserves for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectability. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2011, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  We believe that there may be unasserted claims relating to its time charters of $0.7 million and $0.2 million as of June 30, 2011 and December 31, 2010, respectively, for which we have accrued.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our bank credit facilities at June 30, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2011.  The compliance testing date was June 30, 2011 under our credit facilities.  The amount by which the carrying value at June 30, 2011 of 20 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes ranged, on an individual vessel basis, from $0.9 million to $27.4 million per vessel with an average of $10.0 million per vessel.

Vessel	Year Built	Year Acquired	Purchase Price

Genmar Agamemnon *	1995	1998	$39,900
Genmar Ajax *	1996	1998	41,400
Genmar Alexandra	1992	2001	43,830
Genmar Argus	2000	2003	45,170
Genmar Atlas *	2007	2010	96,321
Genmar Daphne *	2002	2008	69,231
Genmar Defiance *	2002	2004	49,000
Genmar Elektra *	2002	2008	69,201
Genmar George T	2007	2007	64,885
Genmar Harriet G	2006	2006	61,838
Genmar Hercules *	2007	2010	95,877
Genmar Hope	1999	2003	43,646
Genmar Horn	1999	2003	43,667
Genmar Kara G	2007	2007	63,162
Genmar Maniate *	2010	2010	72,976
Genmar Minotaur *	1995	1998	39,900
Genmar Orion	2002	2003	47,874
Genmar Phoenix	1999	2003	43,697
Genmar Poseidon *	2002	2010	74,038
Genmar Revenge *	1994	2004	33,587
Genmar Spartiate *	2011	2011	76,000
Genmar Spyridon	2000	2003	45,142
Genmar St. Nikolas	2008	2008	64,087
Genmar Strength *	2003	2004	49,806
Genmar Ulysses *	2003	2010	83,039
Genmar Victory *	2001	2008	100,000
Genmar Vision *	2001	2008	100,000
Genmar Zeus *	2010	2010	119,039
Stena Companion *	2004	2008	50,000
Stena Compatriot *	2004	2008	50,000
Stena Consul *	2004	2008	43,000

*  Refer to preceding paragraph.

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

GOODWILL. The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of June 30, 2011 and December 31, 2010 was $0 and $1.8 million, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28.0 million.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the six months ended June 30, 2011, the Company recorded goodwill impairment of $1.8 million.

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At June 30, 2011 and December 31, 2010, we had $865.8 million and $1,082.8 million, respectively, of floating rate debt with a margin over LIBOR of 400 basis points as of June 30, 2011 and 350 basis points as of December 31, 2010.  As of June 30, 2011, we are party to three interest rate swaps which effectively fix LIBOR on an aggregate $250 million of its outstanding floating rate debt to fixed rates ranging from 2.975% to 3.515%.  A one percent increase in LIBOR would increase interest expense on the portion of our $615.8 million outstanding floating rate indebtedness not subject to an interest rate floor which is not hedged by approximately $6.2 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the six months ended June 30, 2011, approximately 12% of our direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.7 million for the six months ended June 30, 2011.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. Below is updated information to the risk factors contained in our Annual Report on Form 10-K.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

Almost all of our charters with customers contain restrictions prohibiting our vessels from entering any countries or conducting any trade prohibited by the U.S.  Two of our charters, which were in place at the time we acquired the vessels to which they relate, do not contain such restrictions.  In these cases, we nonetheless request our charterers to not operate our vessels in any such countries or conduct any prohibited trade.  However, there can be no assurance that, on such charterers’ instructions, our vessels will not call on ports located in countries subject to sanctions or embargoes imposed by the United States government or countries identified by the U.S. government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria.  Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our Company. Additionally, some investors may decide to divest their interest, or not to invest, in our Company simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Our shareholders may be subject to substantial dilution of their ownership interests.

Certain transactions we have entered into or may consider may substantially dilute our existing shareholders’ ownership interests in the Company.  Pursuant to the terms of the Warrants we issued in the Oaktree Transaction, if we issue additional shares of common stock or securities convertible into or exchangeable or exercisable for our common stock at a price per share less than $2.55 (the 10-day volume weighted-average price of our common stock prior to March 16, 2011), we will be required to issue to the Warrant holders additional Warrants, at an exercise price of $0.01 per share, for 19.9% of the shares of our common stock issued or issuable in connection with such issuance.  Additionally, under the Investment Agreement we entered into in connection with the Oaktree

Transaction, among other things, we have agreed to provide Oaktree with preemptive rights to purchase its proportionate share of any issuances of equity or securities convertible into, or exchangeable or exercisable for, our common stock.  To the extent that such anti-dilution and preemptive rights are triggered, those of our shareholders who are not entitled to such rights will have their ownership interest in the Company diluted, which means that their ownership percentage in the Company will be reduced.  Pursuant to the Sale Agreements (as described in Note 9 to the unaudited Condensed Consolidated Financial Statements), as of August 6, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock in at-the-market offerings.  Pursuant to the Investment Agreement, the issuances and sales of these shares under the Sale Agreements require the Company to issue an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from 1.35 to $1.59, in each case subject to compliance with the rules of the NYSE and receipt of the required shareholder approval.  Following such issuances, each share of our common stock held by our shareholders would represent a smaller percentage of the vote for elections of members of our Board of Directors and other shareholder decisions.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

We have entered into a registration rights agreement with Peter C. Georgiopoulos, Chairman of our Board of Directors, granting Mr. Georgiopoulos and an entity controlled by him registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  Pursuant to the same registration rights agreement, we granted registration rights covering resales of shares of common stock issued upon exercise of the Warrants issued to Oaktree.  We also registered on Form S-8 an aggregate of 9,124,347 shares issuable or reserved for issuance under our equity compensation plans.  Mr. Georgiopoulos has directly or indirectly pledged some of his shares of Company common stock (totaling 1,935,737 shares as of the date of this Report, representing approximately 1.6% of the outstanding shares) to secure personal bank loans.  The loans require Mr. Georgiopoulos to pledge additional shares or provide other collateral if the market value of the pledged shares falls below a threshold.  Therefore a decline in the market value of our stock could trigger margin calls for these loans and/or result in the sale or other disposition of some or all of the pledged shares.

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds.

From the period from and including June 9, 2011 until and including June 30, 2011, the Company became obligated to issue Warrants to Oaktree to purchase an additional 1,080,768 shares of the Company’s common stock (the “Anti-Dilution Warrants”), representing approximately 0.89% of the Company’s outstanding common stock, at an exercise price of $0.01 per share, pursuant to the anti-dilution provisions of the Warrants.  The Company became obligated to issue the Anti-Dilution Warrants as a result of the issuance and sale of shares of the Company’s common stock pursuant to the Sale Agreements described in Note 9.  The anti-dilution rights under the Warrants are, under certain circumstances, subject to shareholder approval pursuant to NYSE rules which, under the Investment Agreement, we have agreed to seek following the closing date of the Oaktree Transaction.  The issuance of the Anti-Dilution Warrants pursuant to these anti-dilution provisions is subject to such shareholder approval, which we have not yet obtained.  See Note 9 for further detail about the Warrants.

The issuance of the Anti-Dilution Warrants will, if and when issued, be exempt from registration under Section 4(2) of the Securities Act.  The Warrant holder that is entitled to receive the Anti-Dilution Warrants, as described above, has represented to the Company that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act, and has agreed that the Anti-Dilution Warrants may not be sold in the absence of an effective registration statement or an exemption from registration.  The Company has not engaged in a general solicitation or advertising with respect to the issuance of the Anti-Dilution Warrants and has not offered any securities to the general public in connection with such issuance.

ITEM 6.  EXHIBITS

Exhibit	Document

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of General Maritime Corporation, dated May 12, 2011. (1)

10.1	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Jefferies & Company, Inc. (2)

10.2	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Dahlman Rose & Company, LLC. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Exhibit is filed herewith.
(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from Exhibit 3.1 from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011.
(2)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: August 8, 2011	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Executive Vice President & Chief Financial Officer

Exhibit	Document

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of General Maritime Corporation, dated May 12, 2011. (1)

10.1	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Jefferies & Company, Inc. (2)

10.2	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Dahlman Rose & Company, LLC. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

(*)	Exhibit is filed herewith.
(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from Exhibit 3.1 from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011.
(2)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011.