Form 10-Q
period 2011-09-30
General Maritime Corp / MI
filed 2011-11-18
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 5, 2011:

Common Stock, par value $0.01 per share 121,705,048 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$37,894	$16,858
Due from charterers, net	20,185	30,442
Prepaid expenses and other current assets	33,749	41,019
Vessels held for sale	8,001	80,219
Total current assets	99,829	168,538

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $352,360 and $345,071, respectively	1,532,799	1,547,527
Vessel deposits	—	7,612
Other fixed assets, net	13,155	11,806
Deferred drydock costs, net	25,074	20,258
Deferred financing costs, net	33,797	19,178
Other assets	13,944	5,048
Goodwill	—	1,818
Total noncurrent assets	1,618,769	1,613,247
TOTAL ASSETS	$1,718,598	$1,781,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$77,579	$57,864
Current portion of long-term debt	1,317,717	1,353,243
Borrowings from bridge loan credit facility	—	22,800
Deferred voyage revenue	923	1,554
Derivative liability	6,873	7,132
Total current liabilities	1,403,092	1,442,593
NONCURRENT LIABILITIES:
Other noncurrent liabilities	3,901	2,217
Derivative liability and Warrants	5,907	4,929
Total noncurrent liabilities	9,808	7,146
TOTAL LIABILITIES	1,412,900	1,449,739
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 390,000,000 shares; issued and outstanding 121,705,048 and 89,593,272 shares at September 30, 2011 and December 31, 2010, respectively	1,217	896
Paid-in capital	634,762	571,742
Accumulated deficit	(321,382)	(228,657)
Accumulated other comprehensive loss	(8,899)	(11,935)
Total shareholders’ equity	305,698	332,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,718,598	$1,781,785

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010
VOYAGE REVENUES:
Voyage revenues	$74,851	$98,264	$282,987	$287,287

OPERATING EXPENSES:
Voyage expenses	36,948	40,707	132,540	102,825
Direct vessel expenses	26,764	26,331	84,112	74,857
Bareboat lease expense	2,483	—	6,524	—
General and administrative	9,174	9,343	28,267	28,493
Depreciation and amortization	23,339	25,413	68,851	70,014
Goodwill impairment	—	—	1,818	—
Loss on impairment of vessel	10,684	—	10,684	—
Loss on disposal of vessels and vessel equipment	1,181	29	6,116	560
Total operating expenses	110,573	101,823	338,912	276,749
OPERATING (LOSS) INCOME	(35,722)	(3,559)	(55,925)	10,538

OTHER (EXPENSE) INCOME:
Interest expense, net	(31,244)	(21,379)	(81,137)	(59,228)
Other income (expense)	29,738	(1,095)	44,337	(731)
Net other expense	(1,506)	(22,474)	(36,800)	(59,959)
Net loss	$(37,228)	$(26,033)	$(92,725)	$(49,421)

Basic loss per common share	$(0.31)	$(0.30)	$(0.88)	$(0.74)
Diluted loss per common share	$(0.31)	$(0.30)	$(0.88)	$(0.74)
Dividends declared per share	$—	$0.08	$—	$0.33

Weighted average common shares outstanding:
Basic	118,601,021	86,303,987	105,886,999	66,891,595
Diluted	118,601,021	86,303,987	105,886,999	66,891,595

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance as of January 1, 2011	$896	$571,742	$(228,657)	$(11,935)	$332,046

Net loss			(92,725)		(92,725)
Unrealized derivative gain on cash flow hedges, net of reclassifications				3,193	3,193
Foreign currency translation adjustments				(157)	(157)
Issuance of 180,000 shares of restricted stock	2	(2)			—
Issuance of 31,935,796 shares of common stock	319	57,081			57,400
Restricted stock amortization, net of forfeitures		5,941			5,941

Balance at September 30, 2011	$1,217	$634,762	$(321,382)	$(8,899)	$305,698

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net loss	$(37,228)	$(26,033)	$(92,725)	$(49,421)
Unrealized derivative gain (loss) on cash flow hedges, net of reclassifications	1,343	40	3,193	(1,099)
Foreign currency translation adjustments	(22)	1,413	(157)	(330)
Comprehensive loss	$(35,907)	$(24,580)	$(89,689)	$(50,850)

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(92,725)	$(49,421)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on disposal of vessels and vessel equipment	6,116	560
Loss on impairment of vessel	10,684	—
Goodwill impairment	1,818	—
Depreciation and amortization	68,851	70,014
Amortization of deferred financing costs	4,539	2,317
Amortization of discount on Senior Notes and Oaktree Credit Facility	2,916	435
Interest paid in kind on Oaktree Credit Facility	11,274	—
Restricted stock amortization	5,941	6,627
Net unrealized gain on derivative financial instruments	—	(3,147)
Unrealized gain on warrants	(44,267)	—
Provision for bad debts	1,783	662
Changes in assets and liabilities:
Decrease (increase) in due from charterers	10,074	(19,450)
Increase in prepaid expenses and other assets	(1,626)	(5,251)
Increase in accounts payable, accrued expenses and other liabilities	15,240	26,961
(Decrease) increase in deferred voyage revenue	(631)	264
Deferred drydock costs incurred	(11,456)	(8,639)

Net cash (used) provided by operating activities	(11,469)	21,932

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of vessels	92,920	—
Purchase of vessels	(74,216)	(469,623)
Purchase of other fixed assets	(3,588)	(4,783)
Decrease in deposit with counterparty for interest rate swap	—	12,247
Payments for deposits on vessels	—	(15,230)

Net cash provided (used) by investing activites	15,116	(477,389)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on revolving credit facilities	(7,405)	(46,000)
Borrowings on credit facilities	45,600	345,496
Repayments on credit facilities	(239,796)	(3,454)
Repayment of Bridge Loan Credit Facility	(22,800)	—
Borrowings on Oaktree Credit Facility	200,000	—
Proceeds from issuance of common stock	57,400	195,517
Deferred financing costs paid	(15,521)	(7,923)
Cash dividends paid	—	(21,681)

Net cash provided by financing activities	17,478	461,955

Effect of exchange rate changes on cash balances	(89)	(452)

Net increase in cash	21,036	6,046
Cash, beginning of the year	16,858	52,651
Cash, end of period	$37,894	$58,697

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$53,224	$38,551

Restricted stock granted to employees (net of forfeitures)	$74	$421

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

BANKRUPTCY FILING - On November 17, 2011 (the “Petition Date”), subsequent to the balance sheet date, the Company and substantially all of its subsidiaries- with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries- filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which are being jointly administered under Case No. 11-15285 (MG) (the “Chapter 11 Cases”) (see Note 18).  In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “General Maritime” and “the Company” refer to General Maritime and such subsidiaries.

The Company will apply the provisions of the Financial Accounting Standards Board (“FASB”) relating to Reorganizations effective on November 17, 2011, which is applicable to companies in chapter 11, which generally do not change the manner in which financial statements are prepared.  However, the FASB provisions do require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning on November 17, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 8, the Company’s 2011 Credit Facility, 2010 Amended Credit Facility and Oaktree Credit Facility currently have priority over the unsecured creditors of the Company; however the Company will continue to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash provided by or used in reorganization items must be disclosed separately in the statements of cash flows. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the classification of assets or liabilities as a result of adopting the requirements of bankruptcy accounting. In addition, these accompanying condensed consolidated financial statements do not reflect any adjustments of the carrying value of assets and liabilities which may result from any plan of reorganization adopted by the Company or any other adjustments that might result in the event the Company is unable to continue as a going concern.

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At September 30, 2011 and December 31, 2010, the Company has a reserve of approximately $1,011 and $933, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $2,338 and $240 as of September 30, 2011 and December 31, 2010, respectively, for which the Company has established an accrual.

VESSELS, NET -  Effective January 1, 2011, the Company increased its estimated residual scrap value of its vessels from $175 per lightweight ton (LWT) to $265 per LWT, which management believes better represents the estimated prices of scrap steel and reflects the 15-year historic average.  The impact of this change is to reduce depreciation expense by approximately $1,100, or $0.01 per share, and $3,300, or $0.03 per share, for the three months and nine months ended September 30, 2011, respectively.

GOODWILL - The Company follows the provisions of FASB Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of September 30, 2011 and December 31, 2010 was $0 and $1,818, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28,036.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the nine months ended September 30, 2011, the Company recorded goodwill impairment of $1,818.

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

During the three months ended September 30, 2011, the Company elected not to perform a costly drydock on one of its Aframax vessels electing to instead sell the vessel.  The Company has classified this vessel as held for sale and has written down its carrying value as an impairment loss to its estimated fair value less estimated cost of disposal.  As such, an impairment loss of $10,684 was recorded for the three months and nine months ended September 30, 2011.,  Such impairment loss reflects the excess of the vessel’s carrying value plus unamortized drydock and undepreciated vessel equipment over the vessel’s fair value.

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

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments (none of which were outstanding as of September 30, 2011) to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. In addition, the Company has issued warrants (see Note 9) for the purpose of inducing a lender to provide the Company with a credit facility.  Except for its interest rate swaps described below, the Company’s derivative financial instruments did not qualify for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company recorded the fair value of its derivative financial instruments on its balance sheets as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that did not qualify for hedge accounting, as well as payments made to, or received from, counterparties to periodically settle the derivative transactions were recorded as Other income (expense) on the statements of operations as applicable.  See Notes 8, 9, 10 and 11 for additional disclosures on the Company’s financial instruments.

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

CONCENTRATION OF CREDIT RISK - The Company maintains substantially all of its cash with two financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

SIGNIFICANT CUSTOMERS - For the nine months ended September 30, 2011, two customers accounted for 13.0% and 10.7% of revenue.  For the nine months ended September 30, 2010, one customer accounted for 11.4% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and Warrants (see Note 9) using the treasury stock method, to the extent dilutive, and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months and nine months ended September 30, 2011 and 2010, none of the Company’s outstanding stock options (6,700 options for each period) were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic earnings per share:
Weighted average common shares outstanding- basic	118,601,021	86,303,987	105,886,999	66,891,595

Diluted earnings per share:
Weighted average common shares outstanding- basic	118,601,021	86,303,987	105,886,999	66,891,595
Stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Warrants	—	—	—	—

Weighted average common shares outstanding- diluted	118,601,021	86,303,987	105,886,999	66,891,595

Due to the net loss realized for the three months ended September 30, 2011 and 2010, potentially dilutive restricted stock awards totaling 114,147 shares and 281,781 shares, respectively, were determined to be anti-dilutive. Due to the net loss realized for the nine months ended September 30, 2011 and 2010, potentially dilutive restricted stock awards totaling 136,705 shares and 320,561 shares, respectively, were determined to be anti-dilutive. During the three months and nine months ended September 30, 2011, potentially dilutive warrants representing 23,174,873 shares and 12,462,044 shares, respectively, were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $2,669 as of September 30, 2011.  The Company excluded from cash flows from financing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the Deferred financing costs of $3,637 as of September 30, 2011.  The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Vessels, Other fixed assets and Vessel deposits of approximately $196, $1,173 and $82, respectively, as of September 30, 2010.

As described in Note 8, pursuant to the Company’s borrowing under the Oaktree Credit Facility on May 6, 2011, Warrants with a fair value of $48,114 were granted to the Oaktree Lender, for which the Company recorded a liability for Warrants for this amount and reduced the carrying value of the Oaktree Credit Facility by a like amount.

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

During the nine months ended September 30, 2011, the Company sold these five vessels and two additional vessels for which an impairment charge had been recorded during the year ended December 31, 2010.  Also, during August 2011, the Company classified a vessel as held-for-sale and remains classified as such as of September 30, 2011.  This vessel has been written down to its fair value, less cost to sell as determined by a contract to sell this vessel which was finalized in October 2011.  In addition, unamortized drydock costs and undepreciated vessel equipment were also written off.  The aggregate impairment charge for this vessel was $10,684 for the three months ended September 30, 2011.

During the three months and nine months ended September 30, 2011, the Company incurred losses (gains) on disposal of the seven vessels which had been impaired as of December 31, 2010 of $(9) and $2,244, respectively, which are included as a component of Loss on disposal of vessels and vessel equipment on the condensed consolidated statements of operations.  The remaining balances in Loss on disposal of vessels and vessel equipment during 2011 and the entire balances for the 2010 periods relate to disposals of vessel equipment.

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

The Company has recorded bareboat lease expense of $2,484 and $6,524 for the three months and nine months ended September 30, 2011 at a daily rate of $9,000 per day, which is the straight-line average of daily rates over the life of the lease.

7.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Accounts payable	$32,340	$26,539
Accrued operating expenses	25,450	18,410
Accrued administrative expenses	2,325	4,358
Accrued interest	17,464	8,557
Total	$77,579	$57,864

8.             LONG-TERM DEBT

Long-term debt, all of which is classified as current, consists of the following:

	September 30, 2011	December 31, 2010

Oaktree Credit Facility, net of discount of $45,690	$165,584	$—

2011 Credit Facility	544,992	744,804

Amended 2010 Credit Facility	313,451	315,241

Senior Notes, net of discount of $6,310 and $6,802	293,690	293,198

Long-term debt	$1,317,717	$1,353,243

Senior Notes

On November 12, 2009, the Company issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s direct and indirect wholly-owned subsidiaries (the “Subsidiary Guarantors”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Subsidiary Guarantors, jointly and severally, guarantee on a full and unconditional basis the payment of principal, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  Of these proceeds, $229,500 was used to fully prepay the RBS Credit Facility in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland, which was applied against quarterly settlements on that swap until its termination in September 2010, and the remainder was used for general corporate purposes.  As of September 30, 2011, the discount on the Senior Notes is $6,310.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  As described below, the entire balances of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility have been classified as a current liability on the consolidated balance sheet as of September 30, 2011. Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes have also been classified as a current liability on the consolidated balance sheet as of September 30, 2011.

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

The filing of the Chapter 11 Cases constituted a default under the Senior Notes.  See “Note 18 — Reorganization under Chapter 11”.

DIP Facility

On November 17, 2011, the Company and substantially all of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court  (see Note 18).

In connection with the Chapter 11 Cases, the Company filed motions seeking Bankruptcy Court approval of a Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011 (the “DIP Facility”), among the Company and all of its subsidiaries party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”), as borrowers (the “Borrower”), various lenders and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent.

The DIP Facility provides for (i) a revolving credit facility (including a $5,000 letter of credit subfacility (limited to $1,000 prior to the entry of a final order of the Bankruptcy Court (the “Final Order”)) of up to $35,000 (the “Revolving Facility”) and (ii) a term loan facility in the amount of up to $40,000 (the “Term Facility”). The Revolving Facility and Term Facility are referred to collectively as the “Facilities.” Following entry of an interim order by the Bankruptcy Court (the “Interim Order”), the Company may borrow up to $30,000 under the Term Facility (the “Initial Borrowing”). The remainder of the Term Facility and the Revolving Facility may be borrowed following entry of the Final Order. The DIP Facility provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25,000 (the “Incremental Facility”) subject to compliance with certain conditions.

The principal amounts outstanding under the Facilities bear interest based on the adjusted Eurodollar Rate (which includes a floor of 1.50%) plus 6.50% per annum. After exercise of the Extension Option (as defined below), the principal amounts outstanding under the Facilities bear interest at the adjusted Eurodollar Rate plus 7.00% per annum. Upon the occurrence and during the continuance of an event of default in the DIP Facility, an additional default interest rate equal to 2% per annum applies to all outstanding borrowings under the DIP Facility. The DIP Facility also provides for certain fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the Facilities and any letters of credit issued thereunder.

Borrowings under the DIP Facility may be used only (i) to fund operating expenses, agreed adequate protection payments and other general corporate and working capital requirements described in the Budget (as defined in the DIP Facility), (ii) to make pre-petition payments permitted under the DIP Facility, (iii) to pay restructuring fees and expenses, (iv) to issue letters of credit, (v) to pay fees, expenses and interest to the Administrative Agent and the lenders under the DIP Facility and (vi) to pay fees and expenses of the Company’s professionals.

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the filing date of the Chapter 11 Petitions (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of any Qualified Plan and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of the assets of the Company.

The obligations of the Company under the DIP Facility are secured by a lien covering all of the assets, rights and properties of the Company and its subsidiaries. The DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c)(1) and 507(b) of the Bankruptcy Code and, subject to the carve-out set forth in the DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for customary representations and warranties by the Company and all of its subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to the Company and its subsidiaries, including affirmative covenants requiring the Company to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility, including weekly delivery of budget variance reports, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to the Company including compliance with (i) a budget, (ii) minimum cumulative EBITDA and (iii) minimum liquidity.

The initial borrowing by the Company under the DIP Facility is subject to the satisfaction of certain conditions precedent, including approval of the DIP Facility by the Bankruptcy Court pursuant to the Interim Order, delivery of executed definitive loan documents, and delivery of a budget in the form attached to the Interim Order. In addition, subsequent borrowings under the DIP Facility are subject to the satisfaction of certain customary conditions precedent set forth in the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of the Company’s representations and warranties, material breaches by the Company of its covenants in the DIP Facility or ancillary loan documents, cross-defaults under other material agreements or instruments to which the Company is a party or the entry of material judgments against the Company. Noncompliance with certain specified milestones in the Chapter 11 Cases triggers the commencement of a sale process in the manner described in the DIP Facility. Upon the occurrence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, at the election of specified lenders, after notice to the Borrowers, and the automatic stay shall be deemed automatically vacated.

Oaktree Credit Facility

On March 29, 2011,  the Company, General Maritime Subsidiary and General Maritime Subsidiary II entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended and restated on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200,000 secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II and would receive, detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, the Company received $200,000 under a credit facility (the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender (see Note 9).  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital.

The Warrants granted to the Oaktree Lender had a fair value of $48,114 as of May 6, 2011 (see Note 9), which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48,114 discount is being accreted to the Credit Facility as additional interest expense using the effective interest method over the life of the loan.  During the three months and nine months ended September 30, 2011, $1,523 and $2,424, respectively, of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  In addition, if the Company consummates any transaction triggering the anti-dilution or preemptive rights described in Note 9, but the shareholder approval described in Note 9 has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment) (see Note 9).  On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements described in Note 15.  The issuances and sales of these shares require the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of our common stock in connection with such issuances pursuant to the Investment Agreement (see Note 9).  Shareholder approval of such issuances, which is required under the rules of the New York Stock Exchange (the “NYSE”) was obtained on August 9, 2011.  However, because these transactions were consummated prior to receipt of such shareholder approval,, the foregoing provisions for the increase in interest rate applied following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% to 14% on June 9, 2011, increased by an additional 2% to 16% on September 9, 2011, and remained at that rate until September 23, 2011 (the date on which additional Warrants were issued to the Warrant holders), at which time the rate was reduced to 12%.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 16% during the three months and nine months ended September 30, 2011.  Because since its inception, the Company has elected to pay interest in kind, interest expense has been $7,374 and $11,274, respectively, for the three months and nine months ended September 30, 2011.

As of September 30, 2011, the Oaktree Credit Facility had a carrying value of $165,584, reconciled as follows:

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)

Carrying value, May 6, 2011	151,886

Accretion of discount	2,424
Interest paid in kind	11,274

Carrying value, September 30, 2011	$165,584

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

The Company is subject to collateral maintenance and other covenants.  The Oaktree Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security for the Oaktree Credit Facility shall at all times be at least 110% of the then principal amount outstanding under the Oaktree Credit Facility, the 2010 Amended Credit Facility and the 2011 Credit Facility.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the Oaktree Credit Facility (see Note 18), the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $45,000 at any time prior to July 13, 2011, $31,500 at any time from July 13, 2011 to December 31, 2011, $36,000 at any time from January 1, 2012 to March 31, 2012, and $45,000 from April 1, 2012.  Pursuant to Amendment No. 2 to the Oaktree Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the Oaktree Credit Facility on September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The Oaktree Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility described below, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

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

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the Oaktree Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011.  On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the Oaktree Credit Facility.  See “Note 18- Reorganization under Chapter 11”.

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

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of September 30, 2011 is 4%.  As of September 30, 2011, $544,992 of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

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

Up to $25,000 of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of September 30, 2011, the Company has outstanding letters of credit aggregating $4,658 which expire between December 2011 and March 2012, leaving $20,342 available to be issued.  However, based on amounts outstanding under the 2011 Credit Facility as of September 30, 2011, only $350 of this balance may be issued.

The Company’s ability to borrow amounts under the 2011 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 24 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 24 vessels (including one vessel classified as held-for-sale) have an aggregate book value as of September 30, 2011 of $945,693.  The 2011 Credit Facility also requires the Company to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2011 Credit Facility is secured on a second lien basis by the seven vessels acting as a security on a first lien basis for the 2010 Amended Credit Facility described below.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time prior to July 13, 2011, $35,000 at any time from July 13, 2011 to

December 31, 2011, $40,000 at any time from January 1, 2013 to March 31, 2012 and $50,000 from April 1, 2012.  Pursuant to Amendment No. 2 to the 2011 Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the 2011 Credit Facility on September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The 2011 Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall.  After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

The 2011 Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the 2011 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2011 Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the 2011 Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011.  On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility.  See “Note 18- Reorganization under Chapter 11”.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”).  The 2010 Amended Credit Facility provides for term loans in the amount of $278,210 (the “Term Loans”) and a $50,000 revolver (the “Revolving Loans”).  The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.   The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of September 30, 2011, the 2010 Amended Credit Facility had $313,451 outstanding and the total commitment under the facility was $320,857.

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

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7,405 quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.  Amendment No. 2 to the 2010 Amended Credit Facility entered into on September 30, 2011 further provided that the amortization payment of $7,405 made on September 30, 2011 will be applied to the revolver loans in lieu of the term loans. The amount of such amortization payment may be reborrowed, subject to the satisfaction of the conditions for borrowings set forth in the 2010 Amended Credit Facility, if the lenders under the 2010 Amended Credit Facility have received a restructuring plan acceptable to them and on October 31, 2011 the revolver commitments shall be permanently reduced by the amount of such amortization payment.  Currently, this amount may not be reborrowed.

The Company’s ability to borrow amounts under the 2010 Amended Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of September 30, 2011 of $595,107.  The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2010 Amended Credit Facility is secured on a second lien basis by the 24 vessels acting as a security on a first lien basis for the 2011 Credit Facility described above.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility,  the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time prior to July 13, 2011, $35,000 at any time from July 13, 2011 to December 31, 2011, $40,000 at any time from January 1, 2013 to March 31, 2012 and $50,000 from April 1, 2012. Pursuant to Amendment No. 2 to the 2010 Amended Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the 2010 Amended Credit Facility September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The 2010 Amended Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

The 2010 Amended Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the 2010 Amended Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2010 Amended Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the 2010 Amended Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011.  On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the 2010 Amended Credit Facility.  See “Note 18 — Reorganization under Chapter 11”.

Amendment to Credit Agreements

On September 30, 2011, the Company entered into amendments (the “Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The Credit Agreement Amendments waive the covenant regarding required minimum cash balance under each of these credit facilities through November 10, 2011, unless an event of default under any such credit facility occurs prior to such date.  The Company is restricted from paying dividends through November 10, 2011.  The Company is also obligated to deliver updating information to its lenders regarding its cash flows and proposed restructuring plan.  The Credit Agreement Amendments also require that interest be payable monthly until November 10, 2011.

On November 10, 2011, the Company entered into amendments (the “November Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The November Credit Agreement Amendments waive the covenant regarding required minimum balance in cash, cash equivalents and revolver availability under each of these credit facilities through and including November 15, 2011, unless an event of default under any such credit facility occurs prior to such date.

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

A portion of the proceeds from the sale of three Handymax vessels, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage.  It is now subject to a first-lien mortgage under the 2011 Credit Facility, a second-lien mortgage under the 2010 Amended Credit Facility, and a third-lien mortgage under the Oaktree Credit Facility.

A repayment schedule of outstanding borrowings at September 30, 2011 is as follows:

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Credit Facility	Oaktree Credit Facility	Senior Notes	TOTAL

2011 (October 1, 2011 to December 31, 2011)	$—	$7,405	$—	$—	$7,405
2012	—	29,621	—	—	29,621
2013	51,563	29,621	—	—	81,184
2014	68,750	29,621	—	—	98,371
2015	68,750	217,183	—	—	285,933
Thereafter	355,929	—	211,274	300,000	867,203

	$544,992	$313,451	$211,274	$300,000	$1,369,717

During the nine months ended September 30, 2011 and 2010, the Company paid dividends of $0 and $21,681, respectively.

Interest Rate Swap Agreements

As of September 30, 2011, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2011 and 2010 was $5,810 and $11,714, respectively.

The collateral comprised of the Company’s 24 vessels (including one vessel held for sale) that collateralize the 2011 Credit Facility on a first lien basis also serves as collateral on a first lien basis for these three interest rate swap agreements, and the collateral comprised of the Company’s seven vessels  that collateralize the 2011 Credit Facility on a second lien basis also serves as collateral on a second lien basis for these three interest rate swap agreements, in each case, subordinated to the payment of the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility and subject to the terms of the intercreditor agreements.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $76,387 and $56,794 for the nine months ended September 30, 2011 and 2010, respectively.

The Company would have paid approximately $8,932 to settle its outstanding swap agreements based upon their aggregate fair value as of September 30, 2011. This aggregate fair value is based upon estimates received from financial institutions (See Note 10).  At September 30, 2011, $6,883 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

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

The anti-dilution rights under the Warrants and, under certain circumstances, the preemptive rights, as described in the preceding two paragraphs, were subject to shareholder approval which, under the Investment Agreement, the Company agreed to seek following the closing of the Oaktree Transaction and obtained on August 9, 2011. The issuance of any Warrants issued pursuant to anti-dilution protection provisions, and the issuance of shares pursuant to preemptive rights, are subject to compliance with the rules of the NYSE.

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

On June 9, 2011, the Company entered into separate Open Market Sale Agreements (together, the “Sale Agreements”) with each of Jefferies & Company, Inc. (“Jefferies”) and Dahlman Rose & Company, LLC (“Dahlman”), pursuant to which the Company had the right to sell shares of its common stock for aggregate sales proceeds of up to $50,000. The sales of shares under the Sale Agreements were made in “at-the-market” registered public offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the NYSE at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements. The issuances and sales of these shares required the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants. Shareholder approval of such issuances was required under the rules of the NYSE. However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate applied following such issuances. As a result, the interest rate on the Oaktree Loan increased by 2% to 14% on June 9, 2011, and additional 2% to 16% on September 9, 2011 and remained at that rate until September 23, 2011, at which time 1,091,673 additional Warrants were issued to Oaktree.  On that date, the interest rate reverted to 12%. Each of the Sale Agreements were terminated on November 18, 2011.

Pursuant to the Investment Agreement, the Company also entered into a new registration rights agreement (the “Registration Rights Agreement”) with Peter C. Georgiopoulos, the Chairman of the Company, an entity controlled by Mr. Georgiopoulos, the Oaktree Lender and one of its affiliates. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the Registration Rights Agreement grants him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of the Company’s common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  The Registration Rights Agreement also grants Oaktree registration rights with respect to the shares of the Company’s common stock issued or issuable to Oaktree upon exercise of the Warrants.  The Registration Rights Agreement provides for customary demand and piggy-back registration rights.

Oaktree will not be permitted to transfer any Warrants or shares received upon the exercise of any Warrant until May 6, 2013 (being the second anniversary of the closing of the Oaktree Transaction), except to its affiliates or in a transaction approved or recommended by the Company’s Board of Directors. Oaktree will also not be permitted to enter into any hedging transactions with respect to the Company’s common stock until May 6, 2012 (being the first anniversary of the closing date of the Oaktree Transaction), except with the Company’s prior written consent. Pursuant to the Investment Agreement, subject to certain specified exceptions, Oaktree was subject to customary “standstill” restrictions until May 6, 2013, pursuant to which Oaktree was not permitted to acquire additional shares of the Company’s capital stock or make any public proposal with respect to a merger, combination or acquisition (or take similar actions) with respect to the Company.    However, in conjunction with the Company’s review of various alternatives with respect to a potential restructuring of its capital structure, on September 30, 2011, the Company and certain affiliates of OCM entered into an amendment to the Investment Agreement which eliminated such standstill provision from the Investment Agreement.

The Company has determined the fair value of the Warrants as of May 6, 2011 to be $48,114, using the Monte Carlo method, based on a grant date stock price of $2.07, a volatility of 90.92%, a dilution protection premium of 15.94%, a put option cost of $0.31 and a liquidity discount of 14.80%.  The fair value of the Warrants is recorded as a noncurrent liability on the Company’s balance sheet, and the carrying value of the Oaktree Credit Facility is reduced by an offsetting amount. Subsequent changes in the value of the Warrants, which are expected to be primarily driven by the trading price of the Company’s common stock, will be treated as noncash adjustments to Other income (expense) on the Company’s statement of operations. As of September 30, 2011, the Warrants have a fair value of $3,848, and the Company has recorded an unrealized gain of $29,657 and $44,267, respectively, for the three months and nine months ended September 30, 2011, which is classified as a component of Other income (expense) on the Company’s condensed consolidated statements of operations.

10.          DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANTS

During the three months and nine months ended September 30, 2011 and 2010, the Company has been party to interest rate swap agreements (see Note 8), which are carried at fair value on the consolidated balance sheet at each period end.  During the nine months ended September 30, 2011, the Company also has Warrants outstanding.  Tabular disclosure of derivative instruments are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010

Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Liability, current	$(6,873)	$(7,132)
Interest rate contracts	Derivative Liability, noncurrent	(2,059)	(4,929)

Total derivatives designated as hedging instruments under FASB ASC 815		(8,932)	(12,061)

Derivatives not designated as hedging instruments

Warrants	Derivative Liability, noncurrent	(3,848)	—

Total derivatives		$(12,780)	$(12,061)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income	Amount of Gain Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Three Months Ended September 30,		Income (Effective	Three Months Ended September 30,		on Derivative (Ineffective	Three Months Ended September 30,
Relationships	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Interest rate contracts	$(617)	$(3,646)	Interest Expense	$(1,961)	$(3,687)	Other income, net	$—	$(70)
Total	$(617)	$(3,646)		$(1,961)	$(3,687)		$—	$(70)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized in	Three Months Ended September 30,
FASB ASC 815	Income on Derivative	2011	2010
Warrants	Other income, net	$29,657	$—
Total		$29,657	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain Recognized in Income	Amount of Gain Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Nine Months Ended September 30,		Income (Effective	Nine Months Ended September 30,		on Derivative (Ineffective	Nine Months Ended September 30,
Relationships	2011	2010	Portion)	2011	2010	Portion)	2011	2010

Interest rate contracts	$(2,552)	$(12,470)	Interest Expense	$(5,745)	$(11,371)	Other income, net	$—	$(8)
Total	$(2,552)	$(12,470)		$(5,745)	$(11,371)		$—	$(8)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized in	Nine Months Ended September 30,
FASB ASC 815	Income on Derivative	2011	2010
Warrants	Other income, net	$44,266	$—
Total		$44,266	$—

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Floating rate debt	$858,443	$858,443	$1,082,845	$1,082,845
Senior Notes	293,690	114,300	293,198	289,125
Oaktree Credit Facility	165,584	100,445	—	—
Interest rate swaps- liability positions	8,932	8,932	12,061	12,061
Warrants	3,848	3,848	—	—

The fair value of term loans and revolving credit facilities is estimated based on current rates offered to the Company for similar debt of the same remaining maturities and collateral. The carrying value approximates the fair market value for the variable rate loans. The Senior Notes are carried at par value, net of original issue discount.  The fair value of the Senior Notes is derived from quoted market prices, but is thinly traded and as such is a Level 2 item.  The fair value of interest rate swaps is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the Company and the swap counterparties.  The fair value of the Oaktree Credit Facility is based on factors that can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.  The fair value of the Warrants includes significant unobservable inputs such as dilution protection premiums and liquidity discounts which make the Warrants a Level 3 item.

The carrying amounts of the Company’s other financial instruments at September 30, 2011 and December 31, 2010 (principally cash, amounts due from charterers, prepaid expenses, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

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

The fair value of Vessels held for sale (see Note 5) was determined based on the selling price, net of estimated costs to sell, of such assets based on contracts finalized within a short period of time of their classification as held for sale, and measured on a nonrecurring basis.  Because sales of vessels occur infrequently, as the sale of such assets was being negotiated at period end, these selling prices are considered to be Level 2 items.  The fair value of Goodwill can be measured only as a residual and cannot be measured directly, and is measured on a nonrecurring basis.  The Company employs a methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 measurement.  The following table summarizes the valuation of assets measured on a nonrecurring basis:

	September 30, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Vessels held for sale	$8,001	$8,001	$—	$80,219	$80,219	$—
Goodwill	—	—	—	1,818	—	1,818

The following table summarizes the valuation of our financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	September 30, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs	Significant Other Observable Inputs
	Total	(Level 2)	(Level 3)	(Level 2)

Derivative instruments — asset position	$—	$—	$—	$—

Derivative instruments — liability position
Interest rate swap agreements	$(8,932)	$(8,932)	$—	$(12,061)
Warrants	$(3,848)	$—	$(3,848)	$—

A reconciliation of the Warrants, issued on May 6, 2011, which were based on Level 3 inputs, which are defined by FASB ASC 820-10 as unobservable inputs that are not corroborated by market data, for the nine months ended September 30, 2011 is as follows:

Fair value at issuance, May 6, 2011	$48,114

Fair value, September 30, 2011	3,848

Unrealized gain	$44,266

12.          VLCC POOL ARRANGEMENT

During the second quarter of 2011, the Company agreed to enter seven of its VLCCs into Seawolf Tankers, a commercial pool of VLCCs managed by Heidmar, Inc. (“Heidmar”).  Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

Through September 30, 2011, the Genmar Vision, the Genmar Ulysses, the Genmar Zeus and the Genmar Hercules were admitted to the pool.  In addition, the Genmar Victory is expected to begin trading in the pool upon completion of its current time charter including option periods which are exercisable at the election of the charterers.

The Genmar Poseidon and the Genmar Atlas also entered the Seawolf Pool via period charters with Heidmar in July 2011.  These two time charters are for a term of 12 month at market related rates, subject to a floor of $15,000 per day and a 50% profit share above $30,000 per day.

As each vessel enters the pool, it is required to fund a working capital reserve of $2,000 per vessel.  This reserve will be accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned.  Heidmar is responsible for the working capital reserve for the two vessels it charters.  For the four vessels admitted directly into the pool, there is a working capital reserve of $8,000 which is recorded on the consolidated balance sheet as Other assets.  Of this $8,000, $6,843 has not yet been paid and is recorded on the consolidated balance sheet as Accounts payable and other accrued expenses.

13.          RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011 and 2010, the Company incurred office expenses totaling $25 and $43, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $14 and $14 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred fees for legal services aggregating $119 and $98 respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2011 and December 31, 2010, the balance of $4 and $12, respectively, was outstanding.

During the nine months ended September 30, 2011 and 2010, the Company incurred certain entertainment and travel related costs totaling $165 and $170, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4 and $159 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred certain entertainment costs totaling $3 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $136 and $106, respectively, based on actual time spent by the employees, of which the balance due to Genco of $19 and $85 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $31,943 and $18,696, respectively. At September 30, 2011 and December 31, 2010, $5,408 and $9,805, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president and CEO of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the nine months ended September 30, 2011 and 2010 for $49 and $51, respectively. A balance of $16 and $7 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200,000 Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital. As of September 30, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock under the Sale Agreements for net proceeds of $7,987.  Pursuant to the Investment Agreement (see Note 9), the issuances and sales of these shares under the Sale Agreements required the Company to issue an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from $1.35 to $1.59, in each case subject to compliance with the rules of the NYSE and receipt of the required shareholder approval (see Note 9).  Such approval was received on August 9, 2011 and on September 23, 2011, 1,019,673 additional Warrants were issued to the Warrant holder.

Peter C. Georgiopoulos has been granted an interest in a limited partnership controlled and managed by Oaktree.  The other investors in the partnership are various funds managed by Oaktree.  The partnership and its subsidiaries hold the entire Oaktree Loan and all of the Warrants as of September 30, 2011.  Mr. Georgiopoulos does not have any rights to participate in the management of the partnership.  Pursuant to the partnership agreement, Mr. Georgiopoulos is entitled to an interest in distributions by the partnership, which in the aggregate will not exceed 4.9% of all distributions made by the partnership, provided that no distributions will be made to Mr. Georgiopoulos until the other investors in the partnership have received distributions from the partnership equal to the amount of their respective investments in the partnership.  The Oaktree Transaction was the result of an extensive process, overseen by an independent committee of the Company’s Board of Directors, and its financial and legal advisors. Mr. Georgiopoulos intends to assign 100% of his limited partnership interest to the Company. The Company is not expected to provide any consideration for this assignment.

The Company, as the assignee of the limited partnership interest from Mr. Georgiopoulos, would not have any rights to participate in the management of the Investment Partnership. Pursuant to the partnership agreement, the Company would be entitled to an interest in distributions by the Investment Partnership, which in the aggregate would not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions would be made to the Company until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. Neither Mr. Georgiopoulos nor the Company has made (and the Company would not be required to make and does not intend to make) any substantial investment in the partnership.

14.          STOCK-BASED COMPENSATION

Stock Incentive Plans

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

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock. Upon the granting of stock options and restricted stock, the Company allocated new shares from its reserve of authorized shares to employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended. Grants of stock options and restricted shares through December 31, 2010 substantially depleted the 2010 Stock Incentive Plan.

On August 9, 2011, the Company’s shareholders approved the General Maritime Corporation 2011 Stock Incentive Plan. The 2011 Stock Incentive Plan provides for the grant of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) restricted stock units and (g) unrestricted stock.  Awards may be granted with respect to an aggregate of 7,500,000 shares of common stock.  These shares may be either authorized and unissued shares of common stock, shares of common stock held in Company’s treasury or shares of common stock acquired by the Company for the purposes of the Plan. In general, if awards under the 2011 Stock Incentive Plan are cancelled, expire or terminate unexercised for any reason, the shares subject to such awards will be available again for the grant of awards under the 2011 Stock Incentive Plan. The number of shares of common stock available for awards under the 2011 Stock Incentive Plan will be reduced by the total number of stock options or stock appreciation rights exercised (regardless of whether the shares of common stock underlying such awards are not actually issued as the result of net settlement).

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

As of September 30, 2011, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the three months and nine months ended September 30, 2011 no stock options were granted, forfeited or exercised.  All stock option grants were made under the 2001 Stock Incentive Plan.

The following table summarizes certain information about stock options outstanding as of September 30, 2011, all of which were fully vested by December 31, 2010:

	Options Outstanding, September 30, 2011			Options Exercisable, September 30, 2011
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	2.1	1,675	$10.88
$16.84	5,025	$16.84	2.6	5,025	$16.84

	6,700	$15.35	2.5	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman vest approximately 10 years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one-year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.  Grants made through December 31, 2010 were made under the 2001 Stock Incentive Plan.  Subsequent grants have been and will be made under the 2011 Stock Incentive Plan.

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

On August 9, 2011, the Company granted a total of 180,000 shares of restricted common stock to the Company’s six non-employee Directors.  Restrictions on the restricted stock will lapse, if at all, on August 9, 2012 or the date of the Company’s 2012 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreement.

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2011 and 2010 was $0.60 per share and $7.74 per share, respectively.

A summary of the activity for restricted stock awards during the quarterly periods in the nine months ended September 30, 2011 is as follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2011	2,974,151	$19.07

Granted	—	—
Vested	(3,685)	11.85
Forfeited	(4,020)	8.47

Outstanding and nonvested, March 31, 2011	2,966,446	19.10

Granted	—	—
Vested	(57,168)	7.74
Forfeited	—	—

Outstanding and nonvested, June 30, 2011	2,909,278	$19.32

Granted	180,000	0.60
Vested	—	—
Forfeited	—	—

Outstanding and nonvested, September 30, 2011	3,089,278	$18.23

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of September 30, 2011:

	2011 *	2012	2013	2014	2015	Thereafter	TOTAL
Restricted Stock Grant Date

February 9, 2005	$186	$740	$738	$646	$—	$—	$2,310
April 5, 2005	441	1,753	1,749	1,749	—	—	5,692
December 21, 2005	245	976	974	974	851	—	4,020
December 18, 2006	149	541	539	539	539	472	2,779
December 21, 2007	222	728	620	620	620	1,165	3,975
December 15, 2008	42	94	11	—	—	—	147
December 23, 2008	64	172	71	—	—	—	307
December 24, 2009	141	361	145	—	—	—	647
December 31, 2010	244	609	319	128	—	—	1,300
August 9, 2011	36	52	—	—	—	—	88

Total by year	$1,770	$6,026	$5,166	$4,656	$2,010	$1,637	$21,265

* Represents the period from October 1, 2011 through December 31, 2011.

As of September 30, 2011 and December 31, 2010, there was $21,265 and $27,132, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of September 30, 2011, this cost is expected to be recognized as an addition to paid-in capital over a weighted-average period of 2.0 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended September 30, 2011 and 2010 was $1,961 and $2,234, respectively.   Total compensation cost recognized in income relating to amortization of restricted stock awards for the nine months ended September 30, 2011 and 2010 was $5,941 and $6,627, respectively.

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

On June 9, 2011, the Company entered into separate open market sale agreements (“Sale Agreements”) with two investment banks (the “Sales Agents”) pursuant to which the Company had the right to sell shares of its common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50,000.  The shares under the Sale Agreements were sold in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  The Company also had the right to sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed upon at such time.  Under the Sale Agreements, each Sales Agent was entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent was a party, provided that the compensation equaled 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent agreed to use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by the Company.  The Company had no obligation to sell any of the Securities under the Sale Agreements and either the Company or either Sales Agent had the right at any time to suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and July 7, 2011, the Company issued 5,485,796 shares of its common stock for proceeds of $7,987 after commissions.  Each of the Sale Agreements were terminated on November 18, 2011.

Pursuant to the issuance of shares during the nine months ended September 30, 2011, the Company incurred legal and accounting costs aggregating $577, which was recorded as a reduction of proceeds from such share issuances.

16.                               LEGAL PROCEEDINGS

On November 17, 2011, the Company commenced the Chapter 11 Cases. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including the matters described below and most other actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates.  Substantially all of the Company’s pre-petition liabilities will be resolved over the course of the Chapter 11 Cases.  The resolution of such liabilities could result in a material adjustment to the Company’s financial statements.

The Company’s material pre-petition legal proceedings are discussed below.

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

17.                               CONSOLIDATING FINANCIAL INFORMATION

The Company holds all of its assets and conducts all of its operations through its subsidiaries and has no independent assets or operations.  Most of the Company’s subsidiaries are Subsidiary Guarantors under the Senior Notes (see Note 8).  The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.  Excluding the impact of the Chapter 11 Cases, there are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan.  During the nine months ended September 30, 2011, certain Subsidiary Guarantors were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets (see Notes 6 and 8).  Presented on the following pages are the Company’s condensed consolidating balance sheet, statements of operations, and statement of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, which separately show the parent company, all of its guarantor subsidiaries and all of its non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$73	$36,285	$1,536	$—	$37,894
Due from charterers, net	—	20,026	159	—	20,185
Prepaid expenses and other current assets	—	28,155	5,594	—	33,749
Vessels held for sale	—	8,001	—	—	8,001
Total current assets	73	92,467	7,289	—	99,829

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation	—	1,532,799	—	—	1,532,799
Other fixed assets, net	—	13,124	31	—	13,155
Deferred drydock costs, net	—	25,074	—	—	25,074
Deferred financing costs, net	13,630	20,167			33,797
Other assets	—	10,056	3,888	—	13,944
Due from subsidiaries	—	958,223	—	(958,223)	—
Investment in subsidiaries	1,733,416	—	—	(1,733,416)	—
Total noncurrent assets	1,747,046	2,559,443	3,919	(2,691,639)	1,618,769
TOTAL ASSETS	$1,747,119	$2,651,910	$11,208	$(2,691,639)	$1,718,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,559	$57,005	$7,015	$—	$77,579
Current portion of long-term debt	459,273	858,444	—	—	1,317,717
Deferred voyage revenue	—	923	—	—	923
Derivative liability	—	6,873	—	—	6,873
Total current liabilities	472,832	923,245	7,015	—	1,403,092
NONCURRENT LIABILITIES:
Long-term debt	—	—	—	—	—
Other noncurrent liabilities		2,089	1,812	—	3,901
Derivative liability and Warrants	3,848	2,059		—	5,907
Due to subsidiaries	964,741	—	2,381	(967,122)	—
Total noncurrent liabilities	968,589	4,148	4,193	(967,122)	9,808
TOTAL LIABILITIES	1,441,421	927,393	11,208	(967,122)	1,412,900
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share	1,217	—	—	—	1,217
Paid-in capital	634,762	1,733,416	—	(1,733,416)	634,762
Accumulated deficit	(321,382)	—	—	—	(321,382)
Accumulated other comprehensive loss	(8,899)	(8,899)	—	8,899	(8,899)
Total shareholders’ equity	305,698	1,724,517	—	(1,724,517)	305,698
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,747,119	$2,651,910	$11,208	$(2,691,639)	$1,718,598

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$71,045	$3,806	$—	$74,851

OPERATING EXPENSES:
Voyage expenses	—	36,906	42	—	36,948
Direct vessel expenses	—	24,797	1,967	—	26,764
Bareboat lease expense	—	—	2,483	—	2,483
General and administrative	—	9,126	48	—	9,174
Depreciation and amortization	—	23,337	2	—	23,339
Goodwill impairment	—	—	—	—	—
Loss on impairment of vessel	—	10,684	—	—	10,684
Loss on disposal of vessels and vessel equipment	—	1,190	(9)	—	1,181
Total operating expenses	—	106,040	4,533	—	110,573
OPERATING (LOSS) INCOME	—	(34,995)	(727)	—	(35,722)

OTHER EXPENSE:
Interest expense, net	(18,521)	(12,723)	—	—	(31,244)
Other income (expense)	29,657	81	—	—	29,738
Equity in losses of subsidiaries	(48,364)	—	—	48,364	—
Net other expense	(37,228)	(12,642)	—	48,364	(1,506)
Net loss	$(37,228)	$(47,637)	$(727)	$48,364	$(37,228)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$265,281	$17,706	$—	$282,987

OPERATING EXPENSES:
Voyage expenses	—	129,293	3,247	—	132,540
Direct vessel expenses	—	75,387	8,725	—	84,112
Bareboat lease expense	—	—	6,524	—	6,524
General and administrative	—	28,201	66	—	28,267
Depreciation and amortization	—	68,746	105	—	68,851
Goodwill impairment	—	1,818	—	—	1,818
Loss on impairment of vessel	—	10,684	—	—	10,684
Loss on disposal of vessels and vessel equipment	—	3,871	2,245	—	6,116
Total operating expenses	—	318,000	20,912	—	338,912
OPERATING (LOSS) INCOME	—	(52,719)	(3,206)	—	(55,925)

OTHER EXPENSE:
Interest expense, net	(42,247)	(38,893)	3	—	(81,137)
Other income (expense)	44,266	90	(19)	—	44,337
Equity in losses of subsidiaries	(94,744)	—	—	94,744	—
Net other expense	(92,725)	(38,803)	(16)	94,744	(36,800)
Net loss	$(92,725)	$(91,522)	$(3,222)	$94,744	$(92,725)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used) provided by operating activities	$(119,776)	$9,116	$4,447	$94,744	$(11,469)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of vessels	—	—	92,920	—	92,920
Intercompany advances, net	(110,393)	302,099	(96,962)	(94,744)	—
Purchase of vessels	—	(74,216)	—	—	(74,216)
Purchase of other fixed assets	—	(3,588)	—	—	(3,588)

Net cash (used) provided by investing activites	(110,393)	224,295	(4,042)	(94,744)	15,116

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on revolving credit facilities	—	(7,405)	—	—	(7,405)
Borrowings on credit facilities	—	45,600	—	—	45,600
Repayments on credit facilities	—	(239,796)	—	—	(239,796)
Repayment of Bridge Loan Credit Facility	(22,800)	—	—	—	(22,800)
Borrowings on Oaktree Credit Facility	200,000	—	—	—	200,000
Proceeds from issuance of common stock	57,400	—	—	—	57,400
Deferred financing costs paid	(4,380)	(11,141)	—	—	(15,521)

Net cash provided (used) by financing activities	230,220	(212,742)	—	—	17,478

Effect of exchange rate changes on cash balances	—	(89)	—	—	(89)

Net increase in cash	51	20,580	405	—	21,036
Cash, beginning of the year	22	15,705	1,131	—	16,858
Cash, end of period	$73	$36,285	$1,536	$—	$37,894

18.                               SUBSEQUENT EVENTS

Reorganization under Chapter 11

On the Petition Date, subsequent to the balance sheet date, the Company and substantially all of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Chapter 11 Cases are being jointly administered under Case No. 11-15285 (MG).

The Company continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 and orders of the Bankruptcy Court.

On November 16, 2011, the Company entered into agreements supporting a proposed plan of reorganization (a “Qualified Plan”) with certain of the lenders under the Oaktree Credit Facility, 2010 Amended Credit Facility and 2011 Credit Facility (collectively, the “Pre-petition Credit Facilities”) (see “ — Restructuring Support Agreement and “— Equity Commitment Letter”).

On November 18, 2011, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including, without limitation, approval of an interim order authorizing the DIP Facility and the use of the Company’s cash collateral, interim orders authorizing the payment of critical and foreign vendors, wages, salaries and other benefits to employees, and interim orders authorizing the continued use of its existing cash management system and continuation of intercompany funding of certain of its affiliates.  Such interim orders are subject to certain specified terms and conditions and final approval at a hearing to be held on or about December 15, 2011 (as such date may be adjourned).

The Company has retained, pending Bankruptcy Court approval, legal and financial professionals to advise it on the Chapter 11 Cases and certain other professionals to provide services and advice to it in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Pre-petition Credit Facilities and Senior Notes. Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts that the Company is party to. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of the pre-petition liabilities are subject to settlement. As described in Note 8, the Company had already classified its obligations outstanding under the Pre-petition Credit Facilities and Senior Notes as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2011.  Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law.

Under the Bankruptcy Code, the Company has the right to assume or reject executory contracts (i.e., contracts that have material performance obligations on the part of both parties yet to be performed) and unexpired leases, subject to approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Company will agree to perform its obligations and cure certain existing defaults under the contract or lease and “rejecting” an executory contract means that the Company will be relieved of its obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Any description of an executory contract or unexpired lease in this Report must be read in conjunction with, and is qualified by, any overriding rejection rights the Company has under the Bankruptcy Code.

Although the Company intends to file and seek confirmation of such a Qualified Plan, there can be no assurance as to when the Company will file the Qualified Plan or that the Qualified Plan will be confirmed by the Bankruptcy Court and consummated. Furthermore, there can be no assurance that the Company will be successful in achieving its reorganization goals or that any measures that are achievable will result in sufficient improvement to its financial position.

DIP Facility

In connection with the Chapter 11 Cases, the Company filed motions seeking Bankruptcy Court approval of the DIP Facility (see Note 8).

Restructuring Support Agreement

On November 16, 2011, the Company entered into a Restructuring Support Agreement (the “Support Agreement”) with certain of the lenders under its Pre-petition Credit Facilities (collectively, the “Supporting Creditors”).  The Supporting Creditors collectively hold more than 66-2/3% in amount of the claims under the Pre-petition Credit Facilities.  Following the entry into the Restructuring Support Agreement, the Company filed the Chapter 11 Cases with the Bankruptcy Court.

The Support Agreement provides, subject to its terms and conditions, among other things:

•                  the Supporting Creditors agreed (i) to support approval of, and not object to, the DIP Facility, (ii) to support approval of, and not object to, the disclosure statement (the “Disclosure Statement”) describing the Qualified Plan contemplated by the Support Agreement, (iii) to timely vote to accept the Qualified Plan and to support approval and confirmation of the Qualified Plan, (iv) to not object to the Qualified Plan and (v) to not participate in any alternative plan, sale, dissolution or restructuring of the Company (other than as provided in the term sheet attached to the Support Agreement (the “Term Sheet”) or in the Support Agreement), or alter, delay or impede approval of the Disclosure Statement and confirmation and consummation of the Qualified Plan;

•                  the Company agreed (i) through the pendency of the Chapter 11 Cases, to operate (along with its subsidiaries) in the ordinary course of business consistent with past practice and the DIP budget and use its commercially reasonable efforts to keep intact the assets, operations and relationships of its business, (ii) to use reasonable commercial efforts to support and complete the restructuring and all transactions contemplated under the Qualified Plan and the Term Sheet in accordance with the deadlines set forth in the Support Agreement (the “Milestones”), and (iii) to take no actions that are inconsistent with the Support Agreement or the expeditious confirmation and consummation of the Qualified Plan, subject to the fiduciary obligations of the Company under applicable law; and

•                  the Company and the Supporting Creditors also agreed that (i) following the commencement of the Chapter 11 Cases and until the beginning of the hearing regarding confirmation of the Qualified Plan, the Company may solicit, initiate, respond to, discuss, negotiate, encourage and seek to assist the submission of alternative equity commitment proposals concerning a transaction other than the Qualified Plan (an “Alternative Transaction”), and (ii) it will provide periodic reports concerning the status of discussions and negotiations concerning an Alternative Transaction (if any) to the Supporting Creditors.

The Support Agreement may be terminated by the mutual written agreement of the Company and the required Supporting Creditors holding each class of indebtedness (each, a “Class”). The Support Agreement may also be terminated in a number of other circumstances, including, without limitation:

•                  by the Company following the occurrence of any of the events specified in the Support Agreement, including: (i) any Supporting Creditor’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (ii) the Company’s board of directors determining, in good faith and upon the advice of its advisors, in its sole discretion, that continued pursuit of the Qualified Plan is inconsistent with its fiduciary duties; or (iii) the lenders under the Pre-petition Credit Facilities having directed the Company to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility;

•                  by the Supporting Creditors under the Pre-petition Credit Facilities (together, collectively, the “Supporting Credit Facility Lenders”) upon the occurrence of any of the events specified in the Support Agreement, including: (i) the “Definitive Documents” (as defined in the Term Sheet) filed by the Company including terms that are inconsistent with the Term Sheet in any material respect; (ii) the filing by the Company of any motion for relief seeking certain specified actions; (iii) the filing by the Company of any motion approving a payment to any party that would be materially inconsistent with the treatment of such party under the Support Agreement; (iv) the Company’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (v) any event of default by the Company under the DIP Facility; (vi) the Administrative Agent under the DIP Facility having directed the Company to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility; or (viii) the supporting Oaktree Lender’s (the “Supporting Oaktree Lender”) material breach of its obligations under the Support Agreement that remains uncured for the specified period; or

•                  by the Supporting Oaktree Lender upon the occurrence of any of the events described in clauses (i) — (vi) of the immediately preceding bullet point, or any of the following: (i) the Company failing to comply with the deadlines specified in the Milestones; (ii) the Company failing to obtain entry of an order approving its entry into an equity commitment agreement (the “Equity Commitment Agreement”); (iii) any event of default by the Company under the DIP Facility that remains uncured for the specified period; (iv) the termination of the equity commitment under the Equity Commitment Letter or, following the execution of the Equity Commitment Agreement, under the Equity Commitment Agreement; (v) the Supporting Credit Facility Lenders’ breach of any of their obligations under the Support Agreement that remains uncured for the specified period; or (vi) immediately following the withdrawal of an Original Supporting Credit Facility Lender (as described below), the Supporting Creditors which remain in the same Class (or Classes) as the withdrawing Original Supporting Credit Facility Lender holding less than 66-2/3% in amount or less than 50% in number of the claims in such Class.

In addition, any Supporting Credit Facility Lender that is a party to the Support Agreement as of November 16, 2011 (each, an “Original Supporting Credit Facility Lender”) may terminate the Support Agreement as to itself within five days following the Bankruptcy Court hearing to approve the Disclosure Statement for solicitation purposes in accordance with the Milestones if, after the hearing, the approved Disclosure Statement includes a term in respect of the New Credit Facilities (as described below) regarding the minimum cash balance financial covenant, the interest coverage ratio financial covenant or excess cash sweep (which terms are to be mutually agreed upon in accordance with the Term Sheet) that is not reasonably satisfactory to such Original Supporting Credit Facility Lender.

If the Support Agreement is terminated by the Company pursuant to clause (ii) of the first bullet point in the paragraph above, then the Company must pay a $12,500 break-up fee (subject to Bankruptcy Court approval) to the Supporting Oaktree Lender on or before the consummation of an Alternative Transaction (other than, for the avoidance of doubt, a credit bid by the Supporting Credit Facility Lenders or the lenders under the DIP Facility), following satisfaction of the outstanding obligations under the Pre-petition Credit Facilities and the DIP Facility in full, in cash or other treatment acceptable to the Supporting Credit Facility Lenders.

The Qualified Plan consists of, among other things, (i) a new $175,000 equity investment (the “Equity Investment”) in the reorganized Company by the Supporting Oaktree Lender or its affiliates, and potentially one or more investors not affiliated with the Supporting Oaktree Lender identified by the Supporting Oaktree Lender in its sole discretion (the “Plan Sponsor”), $75,000 of which Equity Investment would be used to pay down the Pre-petition Credit Facilities, on terms and conditions to be specified in the Equity Commitment Agreement (as described below), (ii) the conversion of all outstanding obligations to the Supporting Oaktree Lender under the Oaktree Credit Facility into a form of equity in the reorganized Company to be agreed upon by the parties, as a result of which the Plan Sponsor will, on the effective date of the Qualified Plan, own 100% of the equity of the reorganized Company, subject to dilution in specified instances in accordance with the terms of the Qualified Plan, including warrants, equity issued in the reorganized Company in connection with a management incentive plan (the “MIP”), as described below, and participation by creditors other than the Supporting Oaktree Lender in the Equity Investment (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion), including in connection with the Rights Offering (if any) contemplated by the Equity Financing Commitment

Letter, as described below, (iii) a new 2011 Credit Facility (the “New 2011 Credit Facility”) and a new 2010 Amended Credit Facility (the “New 2010 Credit Facility” and, together with the New 2011 Credit Facility, collectively, the “New Credit Facilities”), and (iv) the MIP, under which 10% of the equity in the reorganized Company (or such other amount as agreed to by the Plan Sponsor and the reorganized Company), on a fully-diluted basis, will be reserved for issuance to eligible employees, directors and officers of the reorganized Company in the form of restricted stock and/or options.

The Qualified Plan must provide that holders of allowed claims will receive the following on the effective date of the Qualified Plan, unless different treatment is agreed to by the holder of the allowed claim and the Company: (i) DIP Facility claims, as well as administrative and priority claims, will be satisfied in full in cash; (ii) holders of claims arising under the Pre-petition Credit Facilities will each receive the pay-downs allocated on the basis described above and a pro rata share of the New Credit Facilities; (iii) claims under the Oaktree Credit Facility will be satisfied as described above; (iv) holders of unsecured claims, including the holders of the Senior Notes, will be entitled to recovery consistent with the Qualified Plan filed and confirmed in connection with the requirements set forth in the Support Agreement, including equity in the reorganized Company made available to such holders on account of participation in the Equity Investment on the terms set forth in the Qualified Plan (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion); (v) all existing equity interests (including common stock, preferred stock and any options, warrants or rights to acquire any equity interests) in the Company will be cancelled; and (vi) claims held by the Company in a non-debtor affiliate or another subsidiary (and vice versa) and interests held by the Company in a non-debtor affiliate or another subsidiary will be canceled and/or reinstated in connection with the Qualified Plan, subject to the reasonable consent of the Company, the Supporting Oaktree Lender and the Supporting Credit Facility Lenders.

Investors are cautioned that they could lose some or all of their investment as a result of the Qualified Plan and the Chapter 11 Cases described above. The Qualified Plan provides for no recovery by holders of equity interests and does not contemplate a determinable recovery, if any, by holders of the Senior Notes.

Under the Term Sheet, the New Credit Facilities will bear interest at LIBOR plus a margin of 4% per annum, with no LIBOR floor, and will mature five years from the effective date of the Qualified Plan. The New 2011 Credit Facility will provide for quarterly scheduled amortization payments of approximately $16,500, and the New 2010 Credit Facility will provide for quarterly scheduled amortization payments of approximately $7,400, in each case subject to reductions beginning June 30, 2014, with no contractual amortization prior to June 30, 2014. The New 2011 Credit Facility will be secured by a perfected first lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington, and a second lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II (the security for the New 2011 Credit Facility will be the same as the security for the pre-petition 2011 Credit Facility), and the New 2010 Credit Facility will be secured by a perfected first lien on the all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II, and a second lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington (the security for the New 2010 Credit Facility will be the same as the security for the pre-petition 2010 Amended Credit Facility). The financial covenants for the New Credit Facilities will include a collateral maintenance covenant requiring that the fair market value of the collateral acting as security under each New Credit Facility (such valuations to be performed by brokers selected by the New Credit Facility lenders on a quarterly basis and at any other times as mutually agreed upon by the parties thereto) must be at least 110% of the then-total commitment or the then-outstanding loans, as applicable, under the applicable New Credit Facility for 2012, 115% of the then-total commitment or the then-outstanding loans for 2013, and 120% of the then-total commitment or the then-outstanding loans thereafter. The New Credit Facilities will also include an interest rate coverage ratio covenant to be based upon a 25% cushion to a “base case” as mutually agreed upon by the parties thereto. The New Credit Facilities will also include a minimum cash balance covenant and other affirmative and negative covenants as mutually agreed upon by the parties thereto. The New Credit Facilities will also provide for the quarterly sweep of non-equity funded cash balances (to be defined in a manner to be mutually agreed upon) above $100,000 in 2012, $75,000 in 2013 and an amount to be agreed upon by the parties thereto for 2014 and thereafter, taking into consideration the scheduled amortization payment being made with respect to the applicable quarter, which will be applied to the permanent reduction of the New Credit Facilities (each an “Excess Cash Reduction”).  Each Excess Cash Reduction will be allocated between the New 2011 Credit Facility and the New 2010 Credit Facility pro rata based upon deferred amortization, and will be applied to the New Credit Facilities in a manner to be mutually agreed by the parties thereto. The New Credit Facilities will also provide for other mandatory prepayment provisions as mutually agreed upon by the parties thereto.

The Support Agreement provides for a commitment fee payable in the form of 5-year penny warrants exercisable for up to 5.0% of the reorganized Company upon terms satisfactory to the Supporting Oaktree Lender and the Company (the “Commitment Fee”), to be payable to the Supporting Oaktree Lender or its designee on the effective date of the Qualified Plan. The Support Agreement also requires the Company to reimburse the Supporting Oaktree Lender during the course of the Chapter 11 Cases and following the effective date of the Qualified Plan or, if such effective date does not occur, through and including the date of termination of the Support Agreement and the Equity Commitment Agreement, as applicable, for all reasonable and documented advisor fees and out-of-pocket costs and expenses which have been or are incurred in anticipation of, during or otherwise in connection with the Chapter 11 Cases. Such reimbursement will be junior and subject to the outstanding obligations under the Pre-petition Credit Facilities and the DIP Facility, including any related adequate protection obligations.

Equity Financing Commitment Letter

On November 16, 2011, the Company entered into an Equity Financing Commitment Letter (the “Equity Financing Commitment Letter”) with the Supporting Oaktree Lender (or the “Investor”). Pursuant to the Equity Financing Commitment Letter, the Investor has committed, directly or indirectly through one or more affiliates, to provide exit equity financing of $175,000, reduced by the Rights Offering Amount, if any (as described below), to the reorganized Company, subject to specified conditions, including, but not limited to, (i) the execution and delivery by the Company of the Equity Commitment Agreement in form and substance acceptable to each of the Investor and the Company and (ii) satisfaction of the conditions to the Investor’s obligation to consummate the transactions contemplated by the Equity Commitment Agreement as set forth therein. The proceeds of the exit equity financing under the Equity Financing Commitment Letter will be used, among other things, to repay the Pre-petition Credit Facilities in accordance with the terms of the Support Agreement. The Equity Financing Commitment Letter also provides that the terms of the Qualified Plan may (solely with the Investor’s prior written consent, in its sole discretion) contemplate that the Company will conduct a rights offering (the “Rights Offering”) to the holders of certain bonds issued by the Company for an aggregate equity investment in the Company to be determined by the Investor and reflected in the Qualified Plan (the maximum aggregate equity investment, if one is permitted by the Investor, the “Rights Offering Amount”).

No assurances can be given that the Company will file a Qualified Plan or that a Qualified Plan will be confirmed by the Bankruptcy Court on the terms described above or at all.

Going Concern and Financial Reporting in Reorganization

The Company’s recent commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted its results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) comply with the financial and other covenants contained in the DIP Facility, (ii) develop a Qualified Plan and obtain confirmation under the Bankruptcy Code (iii) successfully implement such Qualified Plan, (iv) reduce debt and other liabilities through the bankruptcy process, (v) return to profitability, (vi) generate sufficient cash flow from operations, and (vii) obtain financing sources to meet the its future obligations.  As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying consolidated financial statements to this Report do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

If any of the Company’s outstanding debt instruments are refinanced in a transaction that is required to be accounted for as an extinguishment of debt or any outstanding balance is accelerated by the holders of such debt, unamortized debt costs at the refinancing or acceleration date would be required to be expensed in the period of such refinancing or acceleration.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on management’s current expectations and observations and include factors that could cause actual results to differ materially such as: loss or reduction in business from the our significant customers; the failure of the our significant customers to perform their obligations owed to us; changes in demand; a material decline in rates in the tanker market; changes in production of or demand for oil and petroleum products, generally or in particular regions; greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; actions taken by regulatory authorities; actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; changes in trading patterns significantly impacting overall tanker tonnage requirements; changes in the typical seasonal variations in tanker charter rates; changes in the cost of other modes of oil transportation; changes in oil transportation technology; increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; changes in general domestic and international political conditions; changes in the condition of the our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); changes in the itineraries of our vessels; adverse changes in foreign currency exchange rates affecting the our expenses; our ability to borrow under the credit facilities; our ability to timely and effectively implement and execute its plans to restructure its capital structure; our ability to arrange and consummate financing or sale transactions or to access capital; the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; whether the we are able to generate sufficient cash flows to meet its liquidity needs, service its indebtedness and finance the ongoing obligations of its business; our ability to continue as a going concern; our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; our ability to prosecute, develop and consummate one or more plans of reorganization with respect to the Chapter 11 Cases; the effects of the Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the cases in general; the length of time we will operate under the Chapter 11 Cases; the pursuit by our various creditors, equity holders and other constituents of their interests in the Chapter 11 Cases; risks associated with third party motions in the Chapter 11 Cases, which may interfere with the ability to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the Chapter 11 proceedings on liquidity or results of operations; the effects of changes in our credit ratings; our ability to operate pursuant to the terms of the debtor-in-possession facility; the occurrence of any event, change or other circumstance that could give rise to the termination of the restructuring agreement or the equity commitment letter; increased administrative and restructuring costs related to the Chapter 11 Cases; our ability to meet current operating needs, including our ability to maintain contracts that are critical to its operation, to obtain and maintain acceptable terms with its vendors, customers and service providers and to retain key executives, managers and employees; our ability to maintain adequate liquidity to fund operations during the Chapter 11 Cases and to fund a Qualified Plan and thereafter, including obtaining sufficient “exit” financing, which may result in a liquidation of the business pursuant to chapter 7 of the Bankruptcy Code; the actual future performance of reorganized General Maritime Corporation, including, without limitation, our ability to maintain or increase revenue and cash flow, manage future operating expenses or make necessary capital expenditures; the impact of our common stock having been delisted from the New York Stock Exchange and remaining quoted only in the over-the-counter market, which may negatively affect our stock price and liquidity and other factors listed from time to time in our filings with the SEC, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent filings on Form 10-Q and Form 8-K.

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2011 and 2010. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

We are a leading provider of international seaborne crude oil and petroleum products transportation services.  As of November 6, 2011, our fleet consists of 30 wholly-owned vessels: seven VLCCs, 12 Suezmax vessels, eight Aframax vessels, two Panamax vessels, and one Handymax vessel.  These vessels have a total of 5.2 million dwt carrying capacity on a combined basis and all are double-hulled.  As of November 6, 2011, we also chartered-in three Handymax vessels (the “Chartered-in Vessels”).  The Chartered-in Vessels, which are double-hulled, have a total of 0.1 million dwt carrying capacity on a combined basis.

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation (“Metrostar”) for an aggregate purchase price of approximately $620 million.  All of the vessels have been delivered to us between July 2010 and April 2011.

A summary of our completed vessel acquisitions and dispositions (excluding vessels leased back from purchaser) between January 1, 2010 and November 6, 2011 is as follows:

Vessel Name	Status	Vessel Type	Date
Genmar Zeus	Acquired	VLCC	July 2, 2010
Genmar Poseidon	Acquired	VLCC	August 2, 2010
Genmar Ulysses	Acquired	VLCC	August 9, 2010
Genmar Atlas	Acquired	VLCC	September 2, 2010
Genmar Hercules	Acquired	VLCC	September 9, 2010
Genmar Maniate	Acquired	Suezmax	October 6, 2010
Genmar Princess	Sold	Aframax	February 8, 2011
Genmar Gulf	Sold	Suezmax	February 23, 2011
Genmar Constantine	Sold	Aframax	March 18, 2011
Genmar Progress	Sold	Aframax	April 5, 2011
Genmar Spartiate	Acquired	Suezmax	April 12, 2011
Genmar Revenge	Sold	Aframax	October 26, 2011

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

We actively manage the deployment of our fleet between spot market voyage charters, which generally last from several days to several weeks, and time charters, which generally last one to three years. A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed-upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port, canal and fuel costs.

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

Our Arlington Vessels, which were acquired pursuant to the acquisition of Arlington Tankers Ltd. on December 16, 2008 (the Arlington Acquisition”), and Metrostar Vessels are party to technical management agreements with third parties.  However, we provide commercial management for our Arlington Vessels and our Metrostar Vessels.  Two Handymax vessels (Stena Concept and Stena Contest) were party to fixed-rate ship management agreements with Northern Marine, which expired in July 2011.  Under these fixed-rate ship management agreements, Northern Marine was responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine had outsourced some of these services to third-party providers.  We had agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

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

Effects of Sustained Weakness in Shipping Industry Conditions on Cash Flow

For the past three years, the oil tanker industry has experienced extended weakness in global demand for its services.  The industry has also experienced an oversupply of tankers competing for that demand.  As a result, according to Clarksons PLC, charter rates for oil tankers declined by approximately 89% from July 2008 to August 2011. Weakness in charter rates has directly and adversely affected our operating results.  Although our average fleet size increased from 21.5 vessels to 34.6 vessels over the last three years, our cash provided by operating activities declined from $114.4 million for the year ended December 31, 2008 to net cash used by operating activities of $11.5 million for the nine month period ended September 30, 2011. Several of our time charters (with higher charter rates than the prevailing spot market) expired during the three month period ended September 30, 2011.  This, in turn, increased our exposure to the market for spot charters, thereby adversely affecting our cash flows.

Consequently, we have experienced liquidity constraints in light of our substantial operating and capital expenditures and debt service requirements. We believe that, although we have strong operations with a high-quality fleet, the entire industry has been affected by the challenges of a highly competitive market environment and weak charter rates, which may result in further deterioration of our results of operations.

We have engaged in discussions with lenders and certain holders of our Senior Notes as well as other potential lenders, investors and strategic parties regarding alternatives to reorganizing our balance sheet and obtain additional capital funding, including submitting to a voluntary proceeding to reorganize under chapter 11 of the Bankruptcy Code. We have retained financial and legal advisors to assist us in our consideration of these matters. Our lenders and certain holders of our Senior Notes have also formed unofficial committees, retained advisors, with whom we have engaged in negotiations, and conducted due diligence on us.

Reorganization under Chapter 11

On November 17, 2011, (the “Petition Date”) we and substantially all of our subsidiaries- with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries- filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which are being jointly administered under Case No. 11-15285 (MG) (the “Chapter 11 Cases”).  In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “General Maritime,” the “Company,” “we,” “us,” and “our” refer to General Maritime Corporation and such subsidiaries.

We continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.

On November 16, 2011, we entered into agreements supporting a proposed plan of reorganization (a “Qualified Plan”) with certain of the lenders under our Oaktree Credit Facility, 2010 Amended Credit Facility and 2011 Credit Facility (collectively, the “Pre-petition Credit Facilities”) (see “ — Restructuring Support Agreement” and “— Equity Commitment Letter”).

On November 18, 2011, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including, without limitation, approval of an interim order authorizing the DIP Facility and the use of the Company’s cash collateral, interim orders authorizing the payment of critical and foreign vendors, wages, salaries and other benefits to employees, and interim orders authorizing the continued use of its existing cash management system and continuation of intercompany funding of certain of its affiliates.  Such interim orders are subject to certain specified terms and conditions and final approval at a hearing to be held on or about December 15, 2011 (as such date may be adjourned).

We have retained, pending Bankruptcy Court approval, legal and financial professionals to advise us on the Chapter 11 Cases and certain other professionals to provide services and advice to it in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under our Pre-petition Credit Facilities and Senior Notes. Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts we are party to. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement. As described below, we have already classified our obligations outstanding under our Pre-petition Credit Facilities and Senior Notes as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2011. Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law.

Under the Bankruptcy Code, we have the right to assume or reject executory contracts (i.e., contracts that have material performance obligations on the part of both parties yet to be performed) and unexpired leases, subject to approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” an executory contract means that we will be relieved of our obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Any description of an executory contract or unexpired lease in this Report must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.

We anticipate that substantially all of our pre-petition liabilities will be resolved under, and treated in accordance with, a Qualified Plan to be proposed to and voted on by our creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a Qualified Plan, there can be no assurance as to when we will file the Qualified Plan or that the Qualified Plan will be confirmed by the Bankruptcy Court and consummated. Furthermore, there can be no assurance that we will be successful in achieving our reorganization goals or that any measures that are achievable will result in sufficient improvement to our financial position.

We have incurred and expect to continue to incur significant costs associated with our reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot predict the effect the Chapter 11 Cases will have on our business and cash flow.

DIP Facility

In connection with the Chapter 11 Cases, we filed motions seeking Bankruptcy Court approval of the DIP Facility (see “-Liquidity and Capital Resources - DIP Facility”).

Restructuring Support Agreement

On November 16, 2011, we entered into a Restructuring Support Agreement (the “Support Agreement”) with certain of the lenders under our Pre-petition Credit Facilities (collectively, the “Supporting Creditors”).  The Supporting Credits collectively hold more than 66-2/3% in amount of the claims under the Pre-petition Credit Facilities.  Following the entry into the Restructuring Support Agreement, we filed the Chapter 11 Cases with the Bankruptcy Court.

The Support Agreement provides, subject to its terms and conditions, among other things:

•                  the Supporting Creditors agreed (i) to support approval of, and not object to, the DIP Facility, (ii) to support approval of, and not object to, the disclosure statement (the “Disclosure Statement”) describing the Qualified Plan contemplated by the Support Agreement, (iii) to timely vote to accept the Qualified Plan and to support approval and confirmation of the Qualified Plan, (iv) to not object to the Qualified Plan and (v) to not participate in any alternative plan, sale, dissolution or restructuring of us (other than as provided in the term sheet attached to the Support Agreement (the “Term Sheet”) or in the Support Agreement), or alter, delay or impede approval of the Disclosure Statement and confirmation and consummation of the Qualified Plan;

•                  we agreed (i) through the pendency of the Chapter 11 Cases, to operate (along with our subsidiaries) in the ordinary course of business consistent with past practice and the DIP budget and use our commercially reasonable efforts to keep intact the assets, operations and relationships of our business, (ii) to use reasonable commercial efforts to support and complete the restructuring and all transactions contemplated under the Qualified Plan and the Term Sheet in accordance with the deadlines set forth in the Support Agreement (the “Milestones”), and (iii) to take no actions that are inconsistent with the Support Agreement or the expeditious confirmation and consummation of the Qualified Plan, subject to our fiduciary obligations under applicable law; and

•                  we and the Supporting Creditors also agreed that (i) following the commencement of the Chapter 11 Cases and until the beginning of the hearing regarding confirmation of the Qualified Plan, we may solicit, initiate, respond to, discuss, negotiate, encourage and seek to assist the submission of alternative equity commitment proposals concerning a transaction other than the Qualified Plan (an “Alternative Transaction”), and (ii) it will provide periodic reports concerning the status of discussions and negotiations concerning an Alternative Transaction (if any) to the Supporting Creditors.

The Support Agreement may be terminated by the mutual written agreement of us and the required Supporting Creditors holding each class of indebtedness (each, a “Class”). The Support Agreement may also be terminated in a number of other circumstances, including, without limitation:

•                  by us following the occurrence of any of the events specified in the Support Agreement, including: (i) any Supporting Creditor’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (ii) our board of directors determining, in good faith and upon the advice of its advisors, in its sole discretion, that continued pursuit of the Qualified Plan is inconsistent with its fiduciary duties; or (iii) the lenders under the Pre-petition Credit Facilities having directed us to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility;

•                  by the Supporting Creditors under the Pre-petition Credit Facilities (together, collectively, the “Supporting Credit Facility Lenders”) upon the occurrence of any of the events specified in the Support Agreement, including: (i) the “Definitive Documents” (as defined in the Term Sheet) filed by us including terms that are inconsistent with the Term Sheet in any material respect; (ii) the filing by us of any motion for relief seeking certain specified actions; (iii) the filing by us of any motion approving a payment to any party that would be materially inconsistent with the treatment of such party under the Support Agreement; (iv) our material breach of our obligations under the Support Agreement that remains uncured for the specified period; (v) any event of default by us under the DIP Facility; (vi) the Administrative Agent under the DIP Facility having directed us to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility; or (viii) the supporting Oaktree Lender’s (the “Supporting Oaktree Lender”) material breach of its obligations under the Support Agreement that remains uncured for the specified period; or

•                  by the Supporting Oaktree Lender upon the occurrence of any of the events described in clauses (i) — (vi) of the immediately preceding bullet point, or any of the following: (i) our failure to comply with the deadlines specified in the Milestones; (ii) our failure to obtain entry of an order approving our entry into an equity commitment agreement (the “Equity Commitment Agreement”); (iii) any event of default by us under the DIP Facility that remains uncured for the specified period; (iv) the termination of the equity commitment under the Equity Commitment Letter or, following the execution of the Equity Commitment Agreement, under the Equity Commitment Agreement; (v) the Supporting Credit Facility Lenders’ breach of any of their obligations under the Support Agreement that remains uncured for the specified period; or (vi) immediately following the withdrawal of an Original Supporting Credit Facility Lender (as described below), the Supporting Creditors which remain in the same Class (or Classes) as the withdrawing Original Supporting Credit Facility Lender holding less than 66-2/3% in amount or less than 50% in number of the claims in such Class.

In addition, any Supporting Credit Facility Lender that is a party to the Support Agreement as of November 16, 2011 (each, an “Original Supporting Credit Facility Lender”) may terminate the Support Agreement as to itself within five days following the Bankruptcy Court hearing to approve the Disclosure Statement for solicitation purposes in accordance with the Milestones if, after the hearing, the approved Disclosure Statement includes a term in respect of the New Credit Facilities (as described below) regarding the minimum cash balance financial covenant, the interest coverage ratio financial covenant or excess cash sweep (which terms are to be mutually agreed upon in accordance with the Term Sheet) that is not reasonably satisfactory to such Original Supporting Credit Facility Lender.

If the Support Agreement is terminated by us pursuant to clause (ii) of the first bullet point in the paragraph above, then we must pay a $12.5 million break-up fee (subject to Bankruptcy Court approval) to the Supporting Oaktree Lender on or before the consummation of an Alternative Transaction (other than, for the avoidance of doubt, a credit bid by the Supporting Credit Facility Lenders or the lenders under the DIP Facility), following satisfaction of the outstanding obligations under the Pre-petition Credit Facilities and the DIP Facility in full, in cash or other treatment acceptable to the Supporting Credit Facility Lenders.

The Qualified Plan consists of, among other things, (i) a new $175 million equity investment (the “Equity Investment”) in the reorganized Company by the Supporting Oaktree Lender or its affiliates, and potentially one or more investors not affiliated with the Supporting Oaktree Lender identified by the Supporting Oaktree Lender in its sole discretion (the “Plan Sponsor”), $75 million of which Equity Investment would be used to pay down the Pre-petition Credit Facilities, on terms and conditions to be specified in the Equity Commitment Agreement (as described below), (ii) the conversion of all outstanding obligations to the Supporting Oaktree Lender under the Oaktree Credit Facility into a form of equity in the reorganized Company to be agreed upon by the parties, as a result of which the Plan Sponsor will, on the effective date of the Qualified Plan, own 100% of the equity of the reorganized Company, subject to dilution in specified instances in accordance with the terms of the Qualified Plan, including warrants, equity issued in the reorganized Company in connection with a management incentive plan (the “MIP”), as described below, and participation by creditors other than the Supporting Oaktree Lender in the Equity Investment (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion), including in connection with the Rights Offering (if any) contemplated by the Equity Financing Commitment Letter, as described below, (iii) a new 2011 Credit Facility (the “New 2011 Credit Facility”) and a new 2010 Amended Credit Facility (the “New 2010 Credit Facility” and, together with the New 2011 Credit Facility, collectively, the “New Credit Facilities”), and (iv) the MIP, under which 10% of the equity in the reorganized Company (or such other amount as agreed to by the Plan Sponsor and the reorganized Company), on a fully-diluted basis, will be reserved for issuance to eligible employees, directors and officers of the reorganized Company in the form of restricted stock and/or options.

The Qualified Plan must provide that holders of allowed claims will receive the following on the effective date of the Qualified Plan, unless different treatment is agreed to by the holder of the allowed claim and us: (i) DIP Facility claims, as well as administrative and priority claims, will be satisfied in full in cash; (ii) holders of claims arising under the Pre-petition Credit Facilities will each receive the pay-downs allocated on the basis described above and a pro rata share of the New Credit Facilities; (iii) claims under the Oaktree Credit Facility will be satisfied as described above; (iv) holders of unsecured claims, including the holders of the Senior Notes, will be entitled to recovery consistent with the Qualified Plan filed and confirmed in connection with the requirements set forth in the Support Agreement, including equity in the reorganized Company made available to such holders on account of participation in the Equity Investment on the terms set forth in the Qualified Plan (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion); (v) all existing equity interests (including common stock, preferred stock and any options, warrants or rights to acquire any equity interests) in us will be cancelled; and (vi) claims held by us in a non-debtor affiliate or another subsidiary (and vice versa) and interests held by us in a non-debtor affiliate or another subsidiary will be canceled and/or reinstated in connection with the Qualified Plan, subject to the reasonable consent of us, the Supporting Oaktree Lender and the Supporting Credit Facility Lenders.

Investors are cautioned that they could lose some or all of their investment as a result of the Qualified Plan and the Chapter 11 Cases described above. The Qualified Plan provides for no recovery by holders of equity interests and does not contemplate a determinable recovery, if any, by holders of the Senior Notes.

Under the Term Sheet, the New Credit Facilities will bear interest at LIBOR plus a margin of 4% per annum, with no LIBOR floor, and will mature five years from the effective date of the Qualified Plan. The New 2011 Credit Facility will provide for quarterly scheduled amortization payments of approximately $16.5 million, and the New 2010 Credit Facility will provide for quarterly scheduled amortization payments of approximately $7.4 million, in each case subject to reductions beginning June 30, 2014, with no contractual amortization prior to June 30, 2014. The New 2011 Credit Facility will be secured by a perfected first lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington, and a second lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II (the security for the New 2011 Credit Facility will be the same as the security for the pre-petition 2011 Credit Facility), and the New 2010 Credit Facility will be secured by a perfected first lien on the all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II, and a second lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington (the security for the New 2010 Credit Facility will be the same as the security for the pre-petition 2010 Amended Credit Facility). The financial covenants for the New Credit Facilities will include a collateral maintenance covenant requiring that the fair market value of the collateral acting as security under each New Credit Facility (such valuations to be performed by brokers selected by the New Credit Facility lenders on a quarterly basis and at any other times as mutually agreed upon by the parties thereto) must be at least 110% of the then-total commitment or the then-outstanding loans, as applicable, under the applicable New Credit Facility for 2012, 115% of the then-total commitment or the then-outstanding loans for 2013, and 120% of the then-total commitment or the then-outstanding loans thereafter. The New Credit Facilities will also include an interest rate coverage ratio covenant to be based upon a 25% cushion to a “base case” as mutually agreed upon by the parties thereto. The New Credit Facilities will also include a minimum cash balance covenant and other affirmative and negative covenants as mutually agreed upon by the parties thereto. The New Credit Facilities will also provide for the quarterly sweep of non-equity funded cash balances (to be defined in a manner to be mutually agreed upon) above $100 million in 2012, $75 million in 2013 and an amount to be agreed upon by the parties thereto for 2014 and thereafter, taking into consideration the scheduled amortization payment being made with respect to the applicable quarter, which will be applied to the permanent reduction of the New Credit Facilities (each an “Excess Cash Reduction”).  Each Excess Cash Reduction will be allocated between the New 2011 Credit Facility and the New 2010 Credit Facility pro rata based upon deferred amortization, and will be applied to the New Credit Facilities in a manner to be mutually agreed by the parties thereto. The New Credit Facilities will also provide for other mandatory prepayment provisions as mutually agreed upon by the parties thereto.

The Support Agreement provides for a commitment fee payable in the form of 5-year penny warrants exercisable for up to 5.0% of the reorganized Company upon terms satisfactory to the Supporting Oaktree Lender and us (the “Commitment Fee”), to be payable to the Supporting Oaktree Lender or its designee on the effective date of the Qualified Plan. The Support Agreement also requires us to reimburse the Supporting Oaktree Lender during the course of the Chapter 11 Cases and following the effective date of the Qualified Plan or, if such effective date does not occur, through and including the date of termination of the Support Agreement and the Equity Commitment Agreement, as applicable, for all reasonable and documented advisor fees and out-of-pocket costs and expenses which have been or are incurred in anticipation of, during or otherwise in connection with the Chapter 11 Cases. Such reimbursement will be junior and subject to the outstanding obligations under the Pre-petition Credit Facilities and the DIP Facility, including any related adequate protection obligations.

Equity Financing Commitment Letter

On November 16, 2011, we entered into an Equity Financing Commitment Letter (the “Equity Financing Commitment Letter”) with the Supporting Oaktree Lender (or the “Investor”). Pursuant to the Equity Financing Commitment Letter, the Investor has committed, directly or indirectly through one or more affiliates, to provide exit equity financing of $175 million, reduced by the Rights Offering Amount, if any (as described below), to the reorganized Company, subject to specified conditions, including, but not limited to, (i) the execution and delivery by us of the Equity Commitment Agreement in form and substance acceptable to each of the Investor and us and (ii) satisfaction of the conditions to the Investor’s obligation to consummate the transactions contemplated by the Equity Commitment Agreement as set forth therein. The proceeds of the exit equity financing under the Equity Financing Commitment Letter will be used, among other things, to repay the Pre-petition Credit Facilities in accordance with the terms of the Support Agreement. The Equity Financing Commitment Letter also provides that the terms of the Qualified Plan may (solely with the Investor’s prior written consent, in its sole discretion) contemplate that we will conduct a rights offering (the “Rights Offering”) to the holders of certain bonds issued by us for an aggregate equity investment in us to be determined by the Investor and reflected in the Qualified Plan (the maximum aggregate equity investment, if one is permitted by the Investor, the “Rights Offering Amount”).  No assurances can be given that we will file a Qualified Plan or that a Qualified Plan will be confirmed by the Bankruptcy Court on the terms described above or at all.

Delisting of Our Common Stock by the NYSE

On November 17, 2011, we received notice from the NYSE that the NYSE had determined that our common stock should be immediately suspended from trading on the NYSE. The NYSE indicated that this decision was reached as a result of our filing of the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. The last day that our common stock traded on the NYSE was November 16, 2011.

As previously reported, on August 22, 2011, we received notice from the NYSE that the average per share price of our common stock was below the NYSE’s continued listing standard relating to minimum average share price. Rule 802.01C of the NYSE’s Listed Company Manual requires a listed company’s common stock to trade at a minimum average closing price of $1.00 per share over a consecutive 30 trading-day period.

We intend to inform the NYSE that we do not intend to take any further action to appeal the NYSE’s decision. Therefore, it is expected that our common stock will be delisted after the completion of the NYSE’s application to the Securities and Exchange Commission to delist the our common stock.

Our common stock commenced trading on the over-the-counter (“OTC”) market on November 17, 2011.  We are currently seeking to have our common stock qualified for trading on the OTC Bulletin Board.

Bankruptcy Reporting Requirements

Additional information on the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 Cases, is available at www.GMRRestructuring.com. We expect to submit monthly operating reports to the Bankruptcy Court pursuant to the Bankruptcy Code. While we believe that these reports will provide then-current information required under federal bankruptcy law, they will nonetheless be unconsolidated, unaudited, prepared in a format different from that used in our consolidated financial statements filed under the securities laws and would only be prepared for our combined entities. Accordingly, we believe that the substance and format of the materials will not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the Securities and Exchange Commission.

Going Concern and Financial Reporting in Reorganization

Our recent commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) comply with the financial and other covenants contained in the DIP Facility, (ii) develop a Qualified Plan and obtain confirmation under the Bankruptcy Code (iii) successfully implement such Qualified, (iv) reduce debt and other liabilities through the bankruptcy process, (v) return to profitability, (vi) generate sufficient cash flow from operations, and (vii) obtain financing sources to meet the our future obligations.  As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The accompanying consolidated financial statements to this Report do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

We were required to apply the FASB’s provisions of Reorganizations effective on November 17, 2011, which is applicable to companies under bankruptcy protection, which generally does not change the manner in which financial statements are prepared.  However, the FASB’s provisions do require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the year ending December 31, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 8, currently each of our 2011 Credit Facility, 2010 Amended Credit Facility and Oaktree Credit Facility have priority over our unsecured creditors; however we continue to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the classification of assets or liabilities as a result of adopting the requirements of bankruptcy accounting. In addition, these accompanying condensed consolidated financial statements do not reflect any adjustments of the carrying value of assets and liabilities which may result from any plan of reorganization adopted by us.

If any of our outstanding debt instruments are refinanced in a transaction that is required to be accounted for as an extinguishment of debt or any outstanding balance is accelerated by the holders of such debt, unamortized debt costs at the refinancing or acceleration date would be required to be expensed in the period of such refinancing or acceleration.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

	Three months ended		Nine months ended
STATEMENT OF OPERATIONS DATA	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(Dollars in thousands, except per share data)
Voyage revenues	$74,851	$98,264	$282,987	$287,287
Voyage expenses	36,948	40,707	132,540	102,825
Direct vessel expenses	26,764	26,331	84,112	74,857
Bareboat lease expenses	2,483	—	6,524
General and administrative expenses	9,174	9,343	28,267	28,493
Depreciation and amortization	23,339	25,413	68,851	70,014
Goodwill impairment			1,818
Loss on impairment of vessel	10,684		10,684
Loss on disposal of vessels and vessel equipment	1,181	29	6,116	560
Total operating expenses	110,573	101,823	338,912	276,749
Operating (loss) income	(35,722)	(3,559)	(55,925)	10,538
Net interest expense	31,244	21,379	81,137	59,228
Other (income) expense	(29,738)	1,095	(44,337)	731
Net loss	$(37,228)	$(26,033)	$(92,725)	$(49,421)

Basic loss per share	$(0.31)	$(0.30)	$(0.88)	$(0.74)

Diluted loss per share	$(0.31)	$(0.30)	$(0.88)	$(0.74)

Dividends declared per share	$—	$0.08	$—	$0.33

Basic weighted-average shares outstanding, thousands	118,601	86,304	105,887	66,892
Diluted weighted-average shares outstanding, thousands	118,601	86,304	105,887	66,892

BALANCE SHEET DATA, at end of period	September 30, 2011	December 31, 2010
(Dollars in thousands)
Cash	$37,894	$16,858
Current assets, including cash	99,829	168,538
Total assets	1,718,598	1,781,785
Current liabilities	1,403,092	1,442,593
Total long-term debt, including current portion	1,317,717	1,353,243
Shareholders’ equity	305,698	332,046

	Three months ended		Nine months ended
OTHER FINANCIAL DATA	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(dollars in thousands, except average daily results)
Net cash (used) provided by operating activities	$(11,015)	$15,643	$(11,469)	$21,932
Net cash (used) provided by investing activities	(2,232)	(415,960)	15,116	(477,389)
Net cash (used) provided by financing activities	(7,424)	307,546	17,478	461,995
Vessel (purchases) sales, including deposits	(1,845)	(422,758)	18,704	(484,853)
Deferred drydock costs incurred	(3,227)	(2,836)	(11,456)	(8,639)
Weighted-average long-term debt	1,318,543	1,138,253	1,328,092	1,059,007

OTHER DATA
EBITDA (1)	17,355	20,759	57,263	79,821

FLEET DATA
Total number of vessels at end of period	34	36	34	36
Average number of vessels (2)	34.0	33.7	34.6	31.9
Total vessel operating days for fleet (3)	3,003	3,012	8,949	8,417
Total time charter days for fleet	1,720	1,451	4,519	4,535
Total spot market days for fleet	1,283	1,561	4,430	3,882
Total calendar days for fleet (4)	3,128	3,103	9,440	8,714
Fleet utilization (5)	96.0%	97.1%	94.8%	96.6%

AVERAGE DAILY RESULTS
Time Charter equivalent (6)	$12,622	$19,109	$16,813	$21,915
Direct vessel operating expenses per vessel (7)	8,556	8,486	8,910	8,590

		Three months ended		Nine months ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
EBITDA Reconciliation
Net Loss		$(37,228)	$(26,033)	$(92,725)	$(49,421)
+	Net interest expense	31,244	21,379	81,137	59,228
+	Depreciation and amortization	23,339	25,413	68,851	70,014
	EBITDA	$17,355	$20,759	$57,263	$79,821

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

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
STATEMENT OF OPERATIONS DATA	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
(Dollars in thousands, except share data)	2011	2010	2011	2010

Voyage revenues	$74,851	$98,264	$282,987	$287,287
Voyage expenses	(36,948)	(40,707)	(132,540)	(102,825)
Net voyage revenues	$37,903	$57,557	$150,447	$184,462

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months and nine months ended September 30, 2011 and 2010 is set forth in the table below.

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010
INCOME STATEMENT DATA
Net voyage revenues (1)	100.0%	100.0%	100.0%	100.0%
Direct vessel expenses	70.6%	45.7%	55.9%	40.6%
Bareboat lease expense	6.6%	0.0%	4.3%	0.0%
General and administrative expenses	24.2%	16.2%	18.8%	15.4%
Depreciation and amortization	61.6%	44.2%	45.8%	38.0%
Goodwill impairment	0.0%	0.0%	1.2%	0.0%
Loss on impairment of vessel	28.2%	0.0%	7.1%	0.0%
Loss on disposal of vessel equipment	3.1%	0.1%	4.1%	0.3%
Operating (loss) income	-94.2%	-6.2%	-37.2%	5.7%
Interest expense	82.4%	37.1%	53.9%	32.1%
Other (income) expense	-78.5%	1.9%	-29.5%	-0.4%
Net loss	-98.2%	-45.2%	-61.6%	-26.8%

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

VOYAGE REVENUES- Voyage revenues decreased by $23.4 million, or 23.8%, to $74.9 million for the three months ended September 30, 2011 compared to $98.3 million for the prior year period.  The number of vessel operating days is relatively unchanged during the three months ended September 30, 2011 at 3,003 days compared to 3,012 days for the prior year period.  The average size of our fleet was 34.0 vessels (9.0 Aframax, 12.0 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the three months ended September 30, 2011 compared to 33.7 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 4.7 VLCC, and 2.0 Panamax) for the prior year period.  This decrease in voyage revenues, therefore, is primarily attributable to a weak rate environment for vessels both on time charters and on the spot market.

Time charter revenue decreased by $2.5 million to $27.1 million during the three months ended September 30, 2011 compared to $29.6 million for the prior year period, primarily due to weaker time charter rates.  We experienced a 22.9% decline in daily time charter rates during the three months ended September 30, 2011 compared to the prior year period.

Voyage revenues from spot voyages decreased by $20.9 million to $47.8 million during the three months ended September 30, 2011 compared to $68.7 million during the prior year period.  This decrease is primarily due to a weak spot rate environment as well as a 17.8% decrease in spot voyage days during the three months ended September 30, 2011 compared to the prior year period.

Decreases in time charter and spot rates during the three months ended September 30, 2011, as compared to the prior year period are discussed below under “Net Voyage Revenues.”

VOYAGE EXPENSES- Voyage expenses decreased $3.8 million, or 9.2%, to $36.9 million for the three months ended September 30, 2011 compared to $40.7 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the three months ended September 30, 2011, the number of days our vessels operated under spot voyage decreased by 278, or 17.8%, to 1,283 days (353 days Aframax, 885 days Suezmax and 45 days VLCC) from 1,561 days (506 days Aframax, 825 days Suezmax and 230 days VLCC) during the prior year period.  Partially offsetting this decrease in voyage expenses during the three months ended September 30, 2011 are higher fuel costs associated with higher fuel prices. Fuel costs increased by $0.2 million, or 0.7%, to $30.2 million during the three months ended September 30, 2011 compared to $30.0 million during the prior year period.  This increase in fuel cost corresponds to a 22.6% increase in fuel cost per spot voyage day to $23,586 during the three months ended September 30, 2011 compared to $19,245 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $3.4 million, or 42.8%, to $4.4 million during the three months ended September 30, 2011 compared to $7.8 million during the prior year period.  The decrease in port costs is generally consistent with the decrease in number of spot voyage days.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $19.7 million, or 34.1%, to $37.9 million for the three months ended September 30, 2011 compared to $57.6 million for the prior year period.  This decrease is primarily attributable to lower TCE rates earned during the three months ended September 30, 2011 compared to prior year.  Our average TCE rates decreased to $12,622 during the three months ended September 30, 2011 compared to $19,109 for the prior year period.  This decrease in TCE reflects a decline in time charter rates during the three months ended September 30, 2011 compared to the prior year period due to vessels with time charters that expired during 2010 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease during the three months ended September 30, 2011, as compared to the prior year period, are lower TCE rates for our vessels on spot voyage charters.  The number of vessel operating days was relatively unchanged for the three months ended September 30, 2011 compared to the prior year period.  The average size of our fleet was 34.0 vessels (9.0 Aframax, 12.0 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the three months ended September 30, 2011 compared to 33.7 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 4.7 VLCC, and 2.0 Panamax) for the prior year period.

The following table includes additional data pertaining to net voyage revenues:

	Three months ended September 30,		Increase	%
	2011	2010	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$6,850	$9,378	$(2,528)	-27.0%
Suezmax	5,117	5,411	(294)	-5.4%
VLCC	7,335	6,159	1,176	19.1%
Panamax	2,747	3,434	(687)	-20.0%
Product	5,004	5,234	(230)	-4.4%
Total	27,053	29,616	(2,563)	-8.7%

Spot charter:
Aframax	1,629	6,759	(5,130)	-75.9%
Suezmax	8,608	15,866	(7,258)	-45.7%
VLCC	613	5,316	(4,703)	n/a
Total	10,850	27,941	(17,091)	-61.2%

TOTAL NET VOYAGE REVENUE	$37,903	$57,557	$(19,654)	-34.1%

Vessel operating days:
Time charter:
Aframax	401	527	(126)	-23.9%
Suezmax	208	184	24	13.0%
VLCC	559	193	366	189.6%
Panamax	184	184	—	0.0%
Product	368	363	5	1.4%
Total	1,720	1,451	269	18.5%

Spot charter:
Aframax	353	506	(153)	-30.2%
Suezmax	885	825	60	7.3%
VLCC	45	230	(185)	n/a
Total	1,283	1,561	(278)	-17.8%

TOTAL VESSEL OPERATING DAYS	3,003	3,012	(9)	-0.3%

AVERAGE NUMBER OF VESSELS	34.0	33.7	0.3	0.9%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$17,072	$17,796	$(724)	-4.1%
Suezmax	$24,656	$29,409	$(4,753)	-16.2%
VLCC	$13,124	$31,911	$(18,787)	-58.9%
Panamax	$14,928	$18,661	$(3,733)	-20.0%
Product	$13,598	$14,419	$(821)	-5.7%
Combined	$15,731	$20,411	$(4,679)	-22.9%

Spot charter:
Aframax	$4,608	$13,358	$(8,750)	-65.5%
Suezmax	$9,725	$19,232	$(9,508)	-49.4%
VLCC	$13,711	$23,114	$(9,403)	n/a
Combined	$8,455	$17,900	$(9,445)	-52.8%

TOTAL TCE	$12,622	$19,109	$(6,488)	-33.9%

As of September 30, 2011, 14 of our vessels are on time charters expiring between October 2011 and March 2013, as shown below:

Vessel	Vessel Type	Expiration Date		Daily Rate (1)

Genmar Alexandra	Aframax	June 22, 2012		$13,750
Genmar Atlas	VLCC	July 4, 2012		$15,000
Genmar Companion	Panamax	February 10, 2013		$16,500	(3)
Genmar Compatriot	Panamax	February 23, 2013		$16,500	(3)
Genmar Concept	Handymax	July 4, 2012		$14,000	(4)
Genmar Concord	Handymax	March 30, 2013		$12,000	(5)
Genmar Consul	Handymax	February 7, 2013		$12,000	(5)
Genmar Contest	Handymax	July 4, 2012		$14,000	(4)
Genmar Daphne	Aframax	October 18, 2011		$18,750
Genmar Defiance	Aframax	October 17, 2011		$18,750
Genmar Harriet G	Suezmax	August 17, 2013		$20,750
Genmar Poseidon	VLCC	July 19, 2012		$15,000
Genmar Strength	Aframax	August 31, 2012		$18,500
Genmar Victory	VLCC	February 11, 2012	(2)	$40,500	(6)

(1)	Before brokers’ commissions and potential performance claims.
(2)	Charter end date excludes periods that are at the option of the charterer.
(3)	Beginning in September 2011, charter adjusts to $16,500 per day for 6 months, then to $15,000 per day for 12 months with 50/50 profit sharing
(4)	Rate adjusts to $14,000 per day on July 4, 2011.
(5)	After 6 months, charter adjusts to $12,000 per day for 6 months, then to $14,000 per day for 6 months, then to $16,000 per day for 6 months
(6)	Optional 12-month period begins January 2012 at $40,000 per day with 50/50 profit sharing.

DIRECT VESSEL EXPENSES- Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, increased by $0.5 million, or 1.6%, to $26.8 million for the three months ended September 30, 2011 compared to $26.3 million for the prior year period.  During the three months ended September 30, 2011 the average size of our fleet increased by 0.9% to 34.0 vessels (9.0 Aframax, 12.0 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) from 33.7 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 4.7 VLCC, and 2.0 Panamax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $70, or 0.8%, to $8,556 ($9,010 Aframax, $8,405 Suezmax, $9,382 VLCC, $7,799 Panamax, $6,923 Handymax) for the three months ended September 30, 2010 compared to $8,486 ($8,468 Aframax, $8,034 Suezmax, $10,961 VLCC, $7,711 Panamax, $7,237 Handymax) for the prior year period.  Contributing to increases in overall direct vessel operating expenses are higher crew costs for our Aframax and Suezmax vessels associated with wage increases and higher crew travel during the three months ended September 30, 2011 compared to the prior year period. In addition maintenance and repair costs increased for our Aframax and Suezmax vessels due to repairs done in connection with the Genmar Ajax, an Aframax vessel, during its drydock and external repairs for the Genmar Argus, a Suezmax vessel.   Partially offsetting these increases are reductions in VLCC crew costs, provisions, deck and engine stores and maintenance and repair during the three months ended September 30, 2011 compared to the prior year period.  Also, during the three months ended September 30, 2010, the Genmar Vision and Genmar Victory incurred significant crew travel costs, stores and main engine spare parts which did not recur during the 2011 period. In addition, we experienced a reduction in costs during the three months ended September 30, 2011 compared to the prior year period for the Genmar Concord, a Handymax vessel, associated with higher stores and repair costs during the prior year period which did not recur in the current year period and reductions in lubricating oil costs on certain vessels during the three months ended September 30, 2011 compared to the prior year period associated with the installation of cylinder oil optimization equipment.  Changes in daily costs are primarily due to reasons described above.

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

BAREBOAT LEASE EXPENSE - Bareboat lease expense was $2.5 million during the three months ended September 30, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased by $0.1 million, or 1.8%, to $9.2 million for the three months ended September 30, 2011 compared to $9.3 million for the prior year period.  Factors contributing to this decrease are as follows:

(a)          an increase of $2.1 million during the three months ended September 30, 2011 as compared to the prior year relating to additional professional fees incurred in connection with consideration of a possible restructuring of our capital structure as well as costs associated with obtaining amendments to our credit facilities;

(b)         a $1.8 million decrease during the three months ended September 30, 2011 compared to the prior year period in personnel costs in our New York office relating to reduced employee compensation expense; and

(c)          a $0.3 million decrease during the three months ended September 30, 2011 compared to the prior year period in reserves against our amounts due from charterers associated with demurrage and certain other billings.

The Company has incurred and expects to continue to incur significant costs associated with its reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect its financial position and results of operations, but the Company cannot predict the effect the Chapter 11 Cases will have on its business and cash flow.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, decreased by $2.1 million, or 8.2%, to $23.3 million for the three months ended September 30, 2011 compared to $25.4 million for the prior year period.  Six of the Metrostar Vessels were acquired during the second half of 2010 and the seventh was acquired in April 2011 and, therefore, these vessels had more depreciation during the three months ended September 30, 2011 as compared to the prior year period.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.   Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011 and were sold by April 2011.  During August 2011, an additional vessel was classified as held for sale.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the three months ended September 30, 2011 compared to the prior year period.

Vessel depreciation was $20.0 million during the three months ended September 30, 2011 compared to $21.2 million during the prior year period.  Such decrease reflects a decrease of $4.1 million relating to the impaired vessels partially offset by an increase in depreciation on the Metrostar Vessels of $3.5 million.  An additional decrease during the three months ended September 30, 2011 compared to the prior year period is due to an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $1.1 million during the three months ended September 30, 2011, of which $0.4 million relates to the Metrostar Vessels, the effect of which is included in the above variances, and $0.7 million of such decrease relates to the remaining vessels in our fleet.

Amortization of drydocking decreased by $0.8 million to $2.2 million for the three months ended September 30, 2011 compared to $3.0 million for the prior year period.  Reflected in this decrease in drydock amortization during the three months ended September 30, 2011 compared to the prior year period is a $1.7 million decrease associated with writing off the unamortized drydock costs of the eight vessels impaired as of December 31, 2010, seven of which were sold during the nine months ended September 30, 2011.  This decrease is partially offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

LOSS ON IMPAIRMENT OF VESSEL - During the three months ended September 30, 2011, we recorded a loss on impairment of a vessel of $10.7 million, which includes writing the vessel down to its fair value less disposal costs, as determined by contracts to sell the vessel which was sold on October 26, 2011, as well the write-off of unamortized drydock costs and undepreciated vessel equipment balances, which were also deemed to be impaired.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT - During the three months ended September 30, 2011 and 2010, we incurred losses associated with the disposal of vessels and certain vessel equipment of $1.2 million and $29,000, respectively.

NET INTEREST EXPENSE - Net interest expense increased by $9.8 million, or 46.1%, to $31.2 million for the three months ended September 30, 2011 compared to $21.4 million for the prior year period.   $2.3 million of this increase is attributable to borrowings under our 2010 Amended Credit Facility which were used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010.  In addition, on May 6, 2011, we amended our 2005 Credit Facility and 2010 Credit Facility and entered into the Oaktree Credit Facility.  As a result, the margins on the existing credit facilities increased to 400 bps from 350 bps.  Moreover, the interest rate on the Oaktree Credit Facility is significantly higher than the interest rate on our other credit facilities and also carries a $48.1 million discount which is being accreted over the term of the facility.   During the three months ended September 30, 2011, our weighted-average outstanding debt increased by 15.8% to $1,318.5 million compared to $1,138.3 million during the prior year period.  Such increase is primarily attributable to the borrowings under the 2010 Amended Credit Facility.

Interest expense is expected to decrease during the remainder of 2011 because pursuant to the Chapter 11 Cases, we will not record interest expense on the Senior Notes subsequent to the Petition Date.  Partially offsetting this decrease will be interest expense under the DIP Facility.  Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law.

OTHER INCOME (EXPENSE) - Other income for the three months ended September 30, 2011 of $29.7 million consists primarily of a $29.7 million unrealized gain on the warrants issued in connection with the Oaktree Credit Facility, which are marked to market.  The change in fair value from during the three months ended September 30, 2011 is primarily attributable to the decrease in our stock price over that period.  Other expense for the three months ended September 30, 2010 of $1.1 million consists of an unrealized loss of $1.2 million relating to foreign currency transactions, partially offset by a realized gain of $0.1 million associated with our interest rate swaps.

NET LOSS - Net loss was $37.2 million for the three months ended September 30, 2011 compared to a net loss of $26.0 million for the prior year period.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

VOYAGE REVENUES - Voyage revenues decreased by $4.3 million, or 1.5%, to $283.0 million for the nine months ended September 30, 2011 compared to $287.3 million for the prior year period.  This decrease occurred despite a 6.3% increase in vessel operating days to 8,949 days for the nine months ended September 30, 2011 compared to 8,417 days for the prior year period.   The average size of our fleet was 34.6 vessels (9.8 Aframax, 11.8 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) for the nine months ended September 30, 2011 compared to 31.9 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.9 VLCC, and 2.0 Panamax) for the prior year period.  Such increase is due to the acquisition of five VLCCs during the nine months ended September 30, 2010 and the sale of six vessel during the nine months ended September 30, 2011, three of which were leased back to us.  This decrease in voyage revenues is primarily attributable to a weak rate environment for vessels both on time charters and on the spot market.

Time charter revenue decreased by $18.7 million to $83.5 million during the nine months ended September 30, 2011 compared to $102.2 million for the prior year period. Average time charter rates declined by 18.0% during the nine months ended September 30, 2011 compared to the prior year period.

Voyage revenues from spot voyages increased by $14.4 million, or 7.8%, to $199.5 million during the nine months ended September 30, 2011 compared to $185.1 million during the prior year period.  This increase reflects a 14.1% increase in spot voyage days during the nine months ended September 30, 2011 compared to the prior year period and is partially offset by lower rates reflecting a weak spot voyage rate environment.

Decreases in time charter and spot rates during the nine months ended September 30, 2011, as compared to the prior year period are discussed below under “Net Voyage Revenues.”

VOYAGE EXPENSES - Voyage expenses increased $29.7 million, or 28.9%, to $132.5 million for the nine months ended September 30, 2011 compared to $102.8 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.   During the nine months ended September 30, 2011, the number of days our vessels operated under spot voyage increased by 548, or 14.1%, to 4,430 days (1,053 days Aframax, 2,497 days Suezmax, 815 days VLCC, 38 days Panamax and 27 days Handymax) from 3,882 days (1,595 days Aframax, 1,926 days Suezmax, 349 days VLCC and 12 days Panamax) during the prior year period.  Also contributing to the increase in voyage expenses during the nine months ended September 30, 2011 are higher fuel costs associated with higher fuel prices and a larger proportion of our spot voyage days during the 2011 period being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $33.4 million, or 44.8%, to $107.8 million during the nine months ended September 30, 2011 compared to $74.4 million during the prior year period.  This increase in fuel cost corresponds to a 26.9% increase in fuel cost per spot voyage day to $24,326 during the nine months ended September 30, 2011 compared to $19,175 during the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $2.6 million, or 13.6%, to $16.7 million during the nine months ended September 30, 2011 compared to $19.3 million during the prior year period.  The decrease in port costs is attributable to the greater proportion of spot voyage days associated with VLCCs, which operate on much longer voyages resulting in fewer port calls.

NET VOYAGE REVENUES - Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $34.0 million, or 18.4%, to $150.5 million for the nine months ended September 30, 2011 compared to $184.5 million for the prior year period.  This decrease in TCE reflects a decline in time charter rates during the nine months ended September 30, 2011 compared to the prior year period due to vessels with time charters that expired during 2010 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease during the nine months ended September 30, 2011 as compared to the prior year period in TCE rates for our vessels on spot voyage charters, partially offset by an increase in the number of vessel operating days.

The following table includes additional data pertaining to net voyage revenues:

	Nine months ended September 30,		Increase	%
	2011	2010	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$22,231	$28,216	$(5,985)	-21.2%
Suezmax	17,529	33,596	(16,067)	-47.8%
VLCC	21,812	14,780	7,032	47.6%
Panamax	7,413	10,078	(2,665)	-26.4%
Product	14,517	15,488	(971)	-6.3%
Total	83,502	102,158	(18,656)	-18.3%

Spot charter:
Aframax	8,714	24,296	(15,582)	-64.1%
Suezmax	39,864	48,798	(8,934)	-18.3%
VLCC	17,952	9,524	8,428	88.5%
Panamax	306	(314)	620	-197.5%
Product	109	—	109	n/a
Total	66,945	82,304	(15,359)	-18.7%

TOTAL NET VOYAGE REVENUE	$150,447	$184,462	$(34,015)	-18.4%

Vessel operating days:
Time charter:
Aframax	1,316	1,560	(244)	-15.6%
Suezmax	671	935	(264)	-28.2%
VLCC	970	434	536	123.5%
Panamax	507	530	(23)	-4.3%
Product	1,055	1,076	(21)	-2.0%
Total	4,519	4,535	(16)	-0.4%

Spot charter:
Aframax	1,053	1,595	(542)	-34.0%
Suezmax	2,497	1,926	571	29.6%
VLCC	815	349	466	133.5%
Panamax	38	12	26	216.7%
Product	27	—	27	n/a
Total	4,430	3,882	548	14.1%

TOTAL VESSEL OPERATING DAYS	8,949	8,417	532	6.3%

AVERAGE NUMBER OF VESSELS	34.6	31.9	2.7	8.5%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$16,890	$18,087	$(1,197)	-6.6%
Suezmax	$26,142	$35,932	$(9,790)	-27.2%
VLCC	$22,489	$34,056	$(11,568)	-34.0%
Panamax	$14,622	$19,015	$(4,393)	-23.1%
Product	$13,760	$14,394	$(634)	-4.4%
Combined	$18,479	$22,527	$(4,048)	-18.0%

Spot charter:
Aframax	$8,271	$15,233	$(6,962)	-45.7%
Suezmax	$15,964	$25,336	$(9,372)	-37.0%
VLCC	$22,035	$27,291	$(5,256)	-19.3%
Panamax	$8,055	$(26,216)	$34,271	-130.7%
Product	$4,019	$—	$4,019	n/a
Combined	$15,111	$21,201	$(6,091)	-28.7%

TOTAL TCE	$16,813	$21,915	$(5,103)	-23.3%

DIRECT VESSEL EXPENSES - Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $9.2 million, or 12.4%, to $84.1 million for the nine months ended September 30, 2011 compared to $74.9 million for the prior year period.  During the nine months ended September 30, 2011 the average size of our fleet increased by 8.5% to 34.6 vessels (9.8 Aframax, 11.8 Suezmax, 4.0 Handymax, 7.0 VLCC, and 2.0 Panamax) from 31.9 vessels (12.0 Aframax, 11.0 Suezmax, 4.0 Handymax, 2.9 VLCC, and 2.0 Panamax) during the prior year period.  On a daily basis, direct vessel expenses per vessel increased by $320, or 3.7%, to $8,910 ($9,003 Aframax, $8,404 Suezmax, $10,663 VLCC, $8,265 Panamax, $7,438 Handymax) for the nine months ended September 30, 2011 compared to $8,590 ($8,933 Aframax, $8,329 Suezmax, $10,893 VLCC, $7,732 Panamax, $7,027 Handymax) for the prior year period.  Contributing to this increase in direct vessel expenses are increases in crew costs for Aframax and Suezmax vessels associated with wage increases and higher crew travel during the nine months ended September 30, 2011 compared to the prior year period.  VLCC operating costs are also higher during the nine months ended September 30, 2011 compared to the prior year period associated with an increase in the number of VLCCs in our fleet.  VLCCs are more costly to operate than the other vessels in our fleet.   In addition, in November 2010, the fixed-fee technical management contracts with Northern Marine expired for one of our Panamax vessels and one of our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses increased for such vessels.  Changes in daily costs are primarily due to reasons described above.  Partially offsetting the increase in VLCC costs are reductions in crew costs, provisions, deck and engine stores and maintenance and repair during the nine months ended September 30, 2011 compared to the prior year.  Also, during the nine months ended September 30, 2010, the Genmar Vision and Genmar Victory incurred significant crew travel costs, stores and main engine spare parts which did not recur during the 2011 period.

BAREBOAT LEASE EXPENSE - Bareboat lease expense was $6.5 million during the nine months ended September 30, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased by $0.2 million, or 0.8%, to $28.3 million for the nine months ended September 30, 2011 compared to $28.5 million for the prior year period.  This decrease primarily reflects the following:

(a)          $5.1 million decrease during the nine months ended September 30, 2011 compared to the prior year period in personnel costs relating to our New York office, reflecting reduced compensation expense and a reduction in restricted stock amortization; and

(b)         a $4.6 million increase relating to additional professional fees incurred in connection with consideration of a possible restructuring of our capital structure as well as costs associated with obtaining amendments to our credit facilities and the sale leaseback of three Handymax vessels.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydocking and special survey costs, decreased by $1.2 million, or 1.7%, to $68.9 million for the nine months ended September 30, 2011 compared to $70.0 million for the prior year period.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.   Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011 and were sold by April 2011.  During August 2011, an additional vessel was classified as held for sale.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the nine months ended September 30, 2011 compared to the prior year period. Partially offsetting this decrease is the acquisition of six of the Metrostar Vessels during the second half of 2010 and the acquisition of a seventh in April 2011 which having been owned for only a small portion of the 2010 period, had more depreciation during the nine months ended September 30, 2011 compared to the prior year period.

Vessel depreciation was $59.1 million during the nine months ended September 30, 2011 compared to $57.2 million during the prior year period.  Such increase reflects an increase in depreciation on the Metrostar Vessels of $15.4 million partially offset by a decrease of $11.5 million relating to the impaired vessels.  An additional decrease during the nine months ended September 30, 2011 compared to the prior year period is due to an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $3.3 million during the nine months ended September 30, 2011, of which $1.2 million relates to the Metrostar Vessels, the effect of which is included in the above variances, and $2.1 million of such decrease relates to the remaining vessels in our fleet.

Amortization of drydocking decreased by $3.0 million to $6.4 million for the nine months ended September 30, 2011 compared to $9.4 million for the prior year period.  Reflected in this decrease in drydock amortization during the nine months ended September 30, 2011 compared to the prior year period is a $5.4 million decrease associated with writing off the unamortized drydock costs of the eight vessels impaired as of December 31, 2010 and additional vessel impaired as of September 30, 2011.  This decrease is partially offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

LOSS ON IMPAIRMENT OF VESSEL - During the nine months ended September 30, 2011, we recorded a loss on impairment of a vessel of $10.7 million, which includes writing the vessel down to its fair value, as determined by contracts to sell the vessel which was finalized in October 2011, as well the write-off of unamortized drydock costs and undepreciated vessel equipment balances, which were also deemed to be impaired.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT - During the nine months ended September 30, 2011 and 2010, we incurred losses associated with the disposal of certain vessel equipment of $6.1 million and $0.6 million, respectively.

NET INTEREST EXPENSE- Net interest expense increased by $21.9 million, or 37.0%, to $81.1 million for the nine months ended September 30, 20110 compared to $59.2 million for the prior year period.  This increase during the nine months ended September 30, 2011 as compared to the prior year period is attributable to borrowings under our 2010 Amended Credit Facility which were used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010.  In addition, on May 6, 2011, we amended our 2005 Credit Facility and 2010 Credit Facility and entered into the Oaktree Credit Facility.  As a result, the margins on the existing credit facilities increased to 400 bps from 350 bps.  Moreover, the interest rate on the Oaktree Credit Facility is significantly higher than the interest rate on our credit facilities and also carries a $48.1 million discount which is being accreted over the term of the facility.   During the nine months ended September 30, 2011, our weighted-average outstanding debt increased by 25.4% to $1,328.1 million compared to $1,059.0 million during the prior year period.  Such increase is primarily attributable to the borrowings under the 2010 Amended Credit Facility.

OTHER INCOME (EXPENSE) - Other income for the nine months ended September 30, 2011 of $44.3 million consists primarily of a $44.3 million unrealized gain on the warrants issued in connection with the Oaktree Credit Facility, which are marked to market.  The change in fair value from during the nine months ended September 30, 2011 is primarily attributable to the decrease in our stock price over that period.  Other expense of $0.7 million for the nine months ended September 30, 2010 consists of $0.9 million of an unrealized loss relating to foreign currency transactions and a $0.2 million realized gain associated with our interest rate swaps.

NET LOSS - Net loss was $92.7 million for the nine months ended September 30, 2011 compared to a net loss of $49.4 million for the prior year period.

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

As of November 17, 2011, we had approximately $4 million of cash and cash equivalents on hand, as compared to approximately $38 million as of September 30, 2011. The decline primarily reflects net cash used in operating activities. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants contained in the DIP Facility, our ability to reorganize our capital structure under Bankruptcy Court supervision and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, our Chapter 11 Cases and related matters could negatively impact our financial condition.

We believe that amounts available under the DIP Facility plus cash generated from operations will be sufficient to fund anticipated cash requirements during the term of the DIP Facility for minimum operating and capital expenditures and for working capital purposes. However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the restructuring or that the lending commitments under the DIP Facility will not be restricted or terminated by the DIP Lenders. For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or if the DIP Lenders or the Bankruptcy Court do not approve the Qualified Plan or our access to amounts available under the DIP Facility is restricted or terminated for any of the reasons set forth therein, we may have to take other actions such as vessel sales, the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

On November 16, 2011, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered our long-term corporate rating to “D” from “SD” and lowered its rating on our Senior Notes to “D” from “C”. The recovery rating of our Senior Notes by Standard & Poor’s as of November 16, 2011 is “6,” indicating the expectation that creditors will receive negligible (0%-10%) recovery in a payment default scenario. Moody’s Investors Service (“Moody’s”) has lowered our probability of default rating to D from Caa3 and our corporate family rating to Ca from Caa3 following our filing of the Chapter 11 Cases. Moody’s also downgraded its rating on our Senior Notes to C from Ca. As a result of our filing of the Chapter 11 Cases, Moody’s has withdrawn all of its ratings on us.

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

On June 9, 2011, the Company entered into separate open market sale agreements (“Sale Agreements”) with two investment banks (the “Sales Agents”) pursuant to which the Company had the right to sell shares of its common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50 million.   The shares under the Sale Agreements were sold in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  The Company also had the right to sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed upon at such time.  Under the Sale Agreements each Sales Agent was entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent was a party, provided that the compensation equaled 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent agreed to use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by the Company.  The Company had no obligation to sell any of the

Securities under the Sale Agreements and either the Company or either Sales Agent had the right at any time to suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and July 7, 2011, the Company issued 5,485,796 shares of its common stock for gross proceeds of $8.2 million, leaving $41.6 million available to be issued under this program.  Pursuant to the Investment Agreement (see Note 9 to the unaudited Condensed Consolidated Financial Statements), the issuances and sales of these shares under the Sale Agreements required the Company to issue, and the Company did issue on September 23, 2011, an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from 1.35 to $1.59, in each case subject to compliance with the rules of the NYSE.  Each of the Sale Agreements were terminated on November 18, 2011.

Pursuant to the issuance of shares during the nine months ended September 30, 2011, the Company incurred legal and accounting costs aggregating $0.5 million, which was recorded as a reduction of proceeds from such share issuances.

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

On October 26, 2011, we sold the Genmar Revenge for which we received net proceeds of $8.0 million and repaid $8.2 million as a permanent reduction under our 2011 Credit Facility.

Dividend policy

Pursuant to restrictions under the indenture for our Senior Notes, we are currently unable to pay dividends or make share repurchases.  The terms of our credit facilities also prohibit the payment of dividends and share repurchases through May 2013 at the earliest

On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.  We announced on October 5, 2010 that our Board of Directors had adopted a dividend policy pursuant to which we intend to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below)

remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends.

Debt Financings

Senior Notes

On November 12, 2009, the Company issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s direct and indirect wholly-owned subsidiaries (the “Subsidiary Guarantors”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Subsidiary Guarantors, jointly and severally, guarantee on a full and unconditional basis the payment of principal, premium, if any, and interest on the Senior Notes on an unsecured basis. If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Credit Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland, which was applied against quarterly settlements on that swap until its termination in September 2010, and the remainder was used for general corporate purposes.  As of September 30, 2011, the discount on the Senior Notes is $6.3 million.  This discount is being amortized as interest expense over the term of the Senior Notes using the effective interest method.  As described below, the entire balances of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility have been classified as a current liability on the consolidated balance sheet as of September 30, 2011. Although the Senior Notes are due in 2017, the indenture contains certain cross default provisions with respect to these credit facilities. As such, the Senior Notes have also been classified as a current liability on the consolidated balance sheet as of September 30, 2011.

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

The filing of the Chapter 11 Cases constituted a default under the Senior Notes(see “— Reorganization under Chapter 11”).

DIP Facility

On November 17, 2011, we and substantially all of our subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

In connection with the Chapter 11 Cases, we filed motions seeking Bankruptcy Court approval of a Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011 (the “DIP Facility”), among us and all of our subsidiaries party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”), as borrowers (the “Borrower”), various lenders and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent.

The DIP Facility provides for (i) a revolving credit facility (including a $5 million letter of credit subfacility (limited to $1 million prior to the entry of a final order of the Bankruptcy Court (the “Final Order”)) of up to $35 million (the “Revolving Facility”) and (ii) a term loan facility in the amount of up to $40 million (the “Term Facility”). The Revolving Facility and Term Facility are referred to collectively as the “Facilities.” Following entry of an interim order by the Bankruptcy Court (the “Interim Order”), we may borrow up to $30 million under the Term Facility (the “Initial Borrowing”). The remainder of the Term Facility and the Revolving Facility may be borrowed following entry of the Final Order. The DIP Facility provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25 million (the “Incremental Facility”) subject to compliance with certain conditions.

The principal amounts outstanding under the Facilities bear interest based on the adjusted Eurodollar Rate (which includes a floor of 1.50%) plus 6.50% per annum. After exercise of the Extension Option (as defined below), the principal amounts outstanding under the Facilities bear interest at the adjusted Eurodollar Rate plus 7.00% per annum. Upon the occurrence and during the continuance of an event of default in the DIP Facility, an additional default interest rate equal to 2% per annum applies to all outstanding borrowings under the DIP Facility. The DIP Facility also provides for certain fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the Facilities and any letters of credit issued thereunder.

Borrowings under the DIP Facility may be used only (i) to fund operating expenses, agreed adequate protection payments and other general corporate and working capital requirements described in the Budget (as defined in the DIP Facility), (ii) to make pre-petition payments permitted under the DIP Facility, (iii) to pay restructuring fees and expenses, (iv) to issue letters of credit, (v) to pay fees, expenses and interest to the Administrative Agent and the lenders under the DIP Facility and (vi) to pay fees and expenses of our professionals.

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the filing date of the Chapter 11 Petitions (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of any Qualified Plan and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of our assets.

Our obligations under the DIP Facility are secured by a lien covering all of our assets, rights and properties as well as the assets, rights and properties of our subsidiaries. The DIP Facility provides that all obligations thereunder will constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c)(1) and 507(b) of the Bankruptcy Code and, subject to the carve-out set forth in the DIP Facility, will have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for customary representations and warranties by us and all of our subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to us and our subsidiaries, including affirmative covenants requiring us to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility, including weekly delivery of budget variance reports, and negative covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to us including compliance with (i) a budget, (ii) minimum cumulative EBITDA and (iii) minimum liquidity.

Our initial borrowing under the DIP Facility is subject to the satisfaction of certain conditions precedent, including approval of the DIP Facility by the Bankruptcy Court pursuant to the Interim Order, delivery of executed definitive loan documents, and delivery of a budget in the form attached to the Interim Order. In addition, subsequent borrowings under the DIP Facility are subject to the satisfaction of certain customary conditions precedent set forth in the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of our representations and warranties, material breaches by us of our covenants in the DIP Facility or ancillary loan documents, cross-defaults under other material agreements or instruments to which we are a party or the entry of material judgments against us. Noncompliance with certain specified milestones in the Chapter 11 Cases triggers the commencement of a sale process in the manner described in the DIP Facility. Upon the occurrence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, at the election of specified lenders, after notice to the Borrowers, and the automatic stay shall be deemed automatically vacated.

Oaktree Credit Facility

On March 29, 2011,  the Company, General Maritime Subsidiary and General Maritime Subsidiary II entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended and restated on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200 million secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II and would receive, detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, the Company received $200 million under a credit facility (the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital.

The Warrants granted to the Oaktree Lender had a fair value of $48.1 million as of May 6, 2011 (see Note 9), which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48.1 million discount is being accreted to the Credit Facility as additional interest expense using the effective interest method over the life of the loan.  During the three months and nine months ended September 30, 2011, $1.5 million and $2.4 million, respectively, of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  In addition, if the Company consummates any transaction triggering the anti-dilution or preemptive rights described in Note 9, but the shareholder approval described in Note 9 has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment) (see Note 9).  On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements described in Note 15.  The issuances and sales of these shares require the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of our common stock in connection with such issuances pursuant to the Investment Agreement (see Note 9).  Shareholder approval of such issuances, which is required under the rules of the New York Stock Exchange (the “NYSE”) was obtained on August 9, 2011.  However, because these transactions were consummated prior to receipt of such shareholder approval,, the foregoing provisions for the increase in interest rate applied following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% to 14% on June 9, 2011, increased by an additional 2% to 16% on September 9, 2011, and remained at that rate until September 23, 2011 (the date on which additional Warrants were issued to the Warrant holders), at which time the rate was reduced to 12%.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 16% during the three months and nine months ended September 30, 2011.  Because since its inception, the Company has elected to pay interest in kind, interest expense has been $7.4 million and $11.3 million, respectively, for the three months and nine months ended September 30, 2011.

As of September 30, 2011, the Oaktree Credit Facility had a carrying value of $165.6 million, reconciled as follows:

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)

Carrying value, May 6, 2011	151,886

Accretion of discount	2,424
Interest paid in kind	11,274

Carrying value, September 30, 2011	$165,584

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

The Company is subject to collateral maintenance and other covenants.  The Oaktree Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security for the Oaktree Credit Facility shall at all times be at least 110% of the then principal amount outstanding under the Oaktree Credit Facility, the 2010 Amended Credit Facility and the 2011 Credit Facility.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the Oaktree Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $45 million at any time prior to July 13, 2011, $31.5 million at any time from July 13, 2011 to December 31, 2011, $36 million at any time from January 1, 2012 to March 31, 2012, and $45 million from April 1, 2012.  Pursuant to Amendment No. 2 to the Oaktree Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the Oaktree Credit Facility on September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The Oaktree Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility described below, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

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

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the Oaktree Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011.  On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the Oaktree Credit Facility (see “- Reorganization under Chapter 11”).

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

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of September 30, 2011 is 4%.  As of September 30, 2011, $545.0 million of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that its owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. The 2011 Credit Facility will be reduced (i) based on, for the first two years of the 2011 Credit Facility, liquidity in excess of $100 million based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the 2011 Credit Facility, pursuant to quarterly reductions of $17.1 million, as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

Up to $25 million of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of September 30, 2011, the Company has outstanding letters of credit aggregating $4.7 million which expire between December 2011 and March 2012, leaving $20.3 million available to be issued.  However, based on amounts outstanding under the 2011 Credit Facility as of September 30, 2011, only $0.4 million of this balance may be issued.

The Company’s ability to borrow amounts under the 2011 Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 24 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 24 vessels (including one vessel classified as held-for-sale) have an aggregate book value as of September 30, 2011 of $945.7 million.  The 2011 Credit Facility also requires the Company to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2011 Credit Facility is secured on a second lien basis by the seven vessels acting as a security on a first lien basis for the 2010 Amended Credit Facility described below.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2013 to March 31, 2012 and $50 million from April 1, 2012.  Pursuant to Amendment No. 2 to the 2011 Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the 2011 Credit Facility on September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The 2011 Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall.  After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

The 2011 Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the 2011 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2011 Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the 2011 Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011. On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility (see “- Reorganization under Chapter 11”).

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”).  The 2010 Amended Credit Facility provides for term loans in the amount of $278.2 million (the “Term Loans”) and a $50 million revolver (the “Revolving Loans”).  The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels.   The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of September 30, 2011, the 2010 Amended Credit Facility had $313.5 million outstanding and a total commitment under the facility was $320.9 million.

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

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7.4 million quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.  Amendment No. 2 to the 2010 Amended Credit Facility entered into on September 30, 2011 further provided that the amortization payment of $7.4 million made on September 30, 2011 will be applied to the revolver loans in lieu of the term loans. The amount of such amortization payment may be reborrowed, subject to the satisfaction of the conditions for borrowings set forth in the 2010 Amended Credit Facility, if the lenders under the 2010 Amended Credit Facility have received a restructuring plan acceptable to them and on October 31, 2011 the revolver commitments shall be permanently reduced by the amount of such amortization payment.  Currently, this amount may not be reborrowed.

The Company’s ability to borrow amounts under the 2010 Amended Credit Facility is subject to satisfaction of certain customary conditions precedent, and compliance with terms and conditions contained in the credit documents. The Company is also subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of September 30, 2011 of $595.1 million.  The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility. Additionally, the 2010 Amended Credit Facility is secured on a second lien basis by the 24 vessels acting as a security on a first lien basis for the 2011 Credit Facility described above.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to Amendment No. 1 to the 2011 Credit Facility,  the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2013 to March 31, 2012 and $50 million from April 1, 2012. Pursuant to Amendment No. 2 to the 2010 Amended Credit Facility on September 30, 2011, discussed below, this covenant has been waived through November 10, 2011.

Absent the amendment received on the 2010 Amended Credit Facility September 30, 2011 which waived the minimum cash balance covenant through November 10, 2011, the Company would not have been in compliance with this covenant as of September 30, 2011. In addition, the Company believes that it is probable that it will not meet its minimum cash balance covenant once the waiver period expires. Moreover, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s pre-petition credit facilities and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of September 30, 2011.

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

The 2010 Amended Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

The 2010 Amended Credit Facility includes customary events of default and remedies for facilities of this nature.  If the Company does not comply with the various financial and other covenants of the 2010 Amended Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2010 Amended Credit Facility.

As of September 30, 2011, the Company is in compliance with all of its financial covenants under the 2010 Amended Credit Facility, as amended on September 30, 2011 to waive the minimum cash balance covenant through November 10, 2011.  On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed under “ - Amendment to Credit Agreements”), the Company experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant.

The filing of the Chapter 11 Cases constituted a default under the 2010 Amended Credit Facility (see “— Reorganization under Chapter 11”).

Amendment to Credit Agreements

On September 30, 2011, the Company entered into amendments (the “Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility, all of which are described in greater detail below.  The Credit Agreement Amendments waive the covenant regarding required minimum cash balance under each of these credit facilities through November 10, 2011, unless an event of default under any such credit facility occurs prior to such date.  The Company is restricted from paying dividends through November 10, 2011.  The Company is also obligated to deliver updating information to its lenders regarding its cash flows and proposed restructuring plan.  The Credit Agreement Amendments also require that interest be payable monthly until November 10, 2011.

On November 10, 2011, we entered into amendments (the “November Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The November Credit Agreement Amendments waive the covenant regarding required minimum balance in cash, cash equivalents and revolver availability under each of these credit facilities through and including November 15, 2011, unless an event of default under any such credit facility occurs prior to such date.

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

A portion of the proceeds from the sale of three Handymax vessels, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above.  As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage.  It is now subject to a first-lien mortgage under the 2011 Credit Facility, a second-lien mortgage under the 2010 Amended Credit Facility, and a third-lien mortgage under the Oaktree Credit Facility.

A repayment schedule of outstanding borrowings at September 30, 2011, which assumes that the all interest on the Oaktree Credit Facility is paid in kind at an interest rate of 12% until its maturity in May 2018, is as follows (dollars in thousands):

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Credit Facility	Oaktree Credit Facility	Senior Notes	TOTAL

2011 (October 1, 2011 to December 31, 2011)	$—	$7,405	$—	$—	$7,405
2012	—	29,621	—	—	29,621
2013	51,563	29,621	—	—	81,184
2014	68,750	29,621	—	—	98,371
2015	68,750	217,183	—	—	285,933
Thereafter	355,929	—	466,199	300,000	1,22,128

	$544,992	$313,451	$466,199	$300,000	$1,624,642

During the nine months ended September 30, 2011 and 2010, the Company paid dividends of $0 and $21.7 million, respectively.

Interest Rate Swap Agreements

As of September 30, 2011, the Company is party to three interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $250 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$100,000	9/30/2012	3.515%	3 mo. LIBOR	Citigroup
75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

Interest expense pertaining to interest rate swaps for the nine months ended September 30, 2011 and 2010 was $5.8 million and $11.7 million, respectively.

The collateral is comprised of our 24 vessels (including one vessel held for sale) that collateralize the 2011 Credit Facility on a first lien basis also serves as collateral on a first lien basis for these three interest rate swap agreements, and the collateral is comprised of the seven vessels that collateralize the 2011 Credit Facility on a second lien basis also serves as collateral on a second lien basis for these three interest rate swap agreements, in each case, subordinated to the payment of the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility and subject to the terms of the intercreditor agreements.

Interest expense, excluding amortization of Deferred financing costs, under all of the Company’s credit facilities, Senior Notes and interest rate swaps aggregated $76.4 million and $56.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash and Working Capital

Cash increased to $37.9 million as of September 30, 2011 compared to $16.9 million as of December 31, 2010. Working capital is current assets minus current liabilities. Working capital deficiency was $1,303.3 million as of September 30, 2011 compared to a working deficiency of $1,274.1 million as of December 31, 2010.  The large working capital deficiency as of September 30, 2011 and December 31, 2010 is attributable to the classification of all of our long-term debt as current as of the end of each period.

Cash Flows From Operating Activities

Net cash used by operating activities was $11.5 million for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $21.9 million for the prior year period.  This decrease is primarily attributable to the net loss for the nine months ended September 30, 2011 of $91.0 million compared to a net loss of $49.4 million for the prior year period.  Included in the net loss for the nine months ended September 30, 2011 is an unrealized gain on warrants of $44.3 million, which is a noncash adjustment to net loss.  Also contributing to this decrease in cash flow from operating activities is a smaller increase in accounts payable, accrued expenses and other liabilities, which increased by $15.2 million and $27.0 million during the nine months ended September 30, 2011 and 2010, respectively.  Partially offsetting these reductions in cash flows from operating activities are noncash expenses during the nine months ended September 30, 2011 of $10.7 million, $1.8 million and $11.3 million relating to loss on impairment of vessels, goodwill impairment and interest paid in kind on the Oaktree Credit Facility, respectively.  Also partially offsetting these reductions in cash flows from operating activities is a reduction in amounts due from charterers of $10.1 million during the nine months ended September 30, 2011 compared to an increase of $19.5 million during the prior year period.

Cash Flows From Investing Activities

Net cash provided by investing activities was $15.1 million for the nine months ended September 30, 2011 compared to $477.4 million used by investing activities for the prior year period.  The change in cash used by investing activities relates primarily to the following:

•                  During the nine months ended September 30, 2011, we received $92.9 million from the sale of seven vessels.  We did not sell any vessels during the 2010 period.

•                  During the nine months ended September 30, 2011, we made payments to acquire a Suezmax vessel and other vessel components of $74.2 million, compared to payments of $469.6 million during the prior year period associated with the acquisition of five of the Metrostar Vessels.

•                  During the nine months ended September 30, 2010, we made deposits on vessels of $15.2 million.  We made no such comparable payments during the 2011 period.

•                  During nine months ended September 30, 2011 and 2010, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $3.6 million and $4.8 million, respectively.

•                  During the nine months ended September 30, 2010, net deposits to a counterparty to collateralize the RBS interest rate swap decreased by $12.2 million as such deposits were used to pay the quarterly settlement under the RBS interest rate swap.  There was no such deposit during the 2011 period.

Cash Flows From Financing Activities

Net cash provided by financing activities was $17.5 million for the nine months ended September 30, 2011 compared to $461.9 million for the prior year period.  The change in cash provided by financing activities relates primarily to the following:

•                  During the nine months ended September 30, 2011, we received $57.4 million proceeds from the issuance of 31,935,796 shares of our common stock; during the nine months ended September 30, 2010, we received $195.5 million of proceeds from the issuance of 30,600,000 shares of our common stock.

•                  During the nine months ended September 30, 2011, we borrowed $45.6 million under our 2010 Amended Credit Facility to partially finance the Metrostar Vessel acquired in April 2011; during the nine months ended September 30, 2010 we borrowed $345.5 million of which $64.8 million was borrowed from our 2011 Credit Facility and $280.7 million was borrowed from our 2010 Amended Credit Facility to partially finance the acquisition of five VLCCs.

•                  During the nine months ended September 30, 2011, we repaid $239.8 million of our credit facilities consisting of $40.0 million under our 2010 Amended Credit Facility (including a $25.0 million prepayment at the time the facility was amended on May 6, 2011) and $199.8 million under our 2005 Credit Facility (including $36.4 million repaid associated with the sale of four vessels collateralizing this facility, a $47.6 million amortization payment and a $115.8 million repayment associated with the refinancing this facility on May 6, 2011).

•                  During the nine months ended September 30, 2011, we repaid the $22.8 million Bridge Loan Credit Facility.

•                  During the nine months ended September 30, 2011, we borrowed $200 million on our Oaktree Credit Facility.

•                  During the nine months ended September 30, 2011 and 2010, we paid deferred financing cost of $15.5 million and $7.9 million, respectively.

•                  During the nine months ended September 30, 2011 and 2010, we repaid revolving debt of $7.4 million associated with our 2010 Amended Credit Facility and $46.0 million associated with our 2011 Credit Facility, respectively.

•                  During the nine months ended September 30, 2010, we paid $21.7 million of dividends to our shareholders; we paid no dividends during the nine months ended September 30, 2011.

Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the nine months ended September 30, 2011, we paid $11.5 million of drydock related costs, including $1.5 million relating to a vessel that began its drydock in 2010 which was completed in 2011.  For the year ending December 31, 2011, we anticipated that we would incur costs associated with drydocks on six vessels.  Two of these vessels, the Genmar Progress and the Genmar Revenge, were sold prior to their drydocks being performed.  The remaining four vessels completed their drydocks by September 30, 2011.  These four vessels and a fifth vessel completed a drydock that began in late 2010 were offhire for 277 days to effect these drydocks and significant in-water surveys.

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

Capital Improvements

During the nine months ended September 30, 2011, we incurred $3.6 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2011, we have budgeted approximately $8.6 million for such projects.

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

The following is a tabular summary of our future contractual obligations as of September 30, 2011 for the categories set forth below (dollars in millions):

	Total	2011 (4)	2012	2013	2014	2015	Thereafter
2011 Credit Facility	$545.0	$—	—	$51.7	$68.7	$68.7	$355.9
2010 Credit Facility	313.4	7.4	29.6	29.6	29.6	217.2	—
Oaktree Credit Facility (1)	466.2	—	—	—	—	—	466.2
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	64.3	1.8	7.1	10.6	11.0	10.9	22.9
Interest expense (2)	378.9	29.2	78.7	72.8	66.8	58.5	72.9
Senior officer employment agreements (3)	0.3	0.3	—	—	—	—	—
Office leases	13.5	0.5	1.5	1.4	1.4	1.4	7.3
Total commitments	$2,081.6	$39.2	$116.9	$166.1	$177.5	$356.7	$1,225.2

(1)          The Oaktree Credit Facility permits us, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility.  This table assumes that interest will be paid in kind at a rate of 12% (LIBOR with a floor of 3% plus a margin of 9%) through the duration of the facility.  With this interest paid in kind, the $200 million borrowed on May 6, 2011 would increase to $466 million when the Oaktree Credit Facility comes due in seven years.

(2)          Future interest payments on our 2011 Credit Facility and 2010 Amended Credit Facility are based on outstanding balance after giving effect to the Oaktree Transaction using a margin on these facilities of 400 bps and current borrowing LIBOR rate of 0.375%, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate. Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.

(3)          Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)          Denotes the three month period from October 1, 2011 to December 31, 2011.

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under our Pre-petition Credit Facilities and Senior Notes.  Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts we are party to.  See “-Reorganization under Chapter 11.”

Off-Balance-Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than letters of credit outstanding.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the nine months ended September 30, 2011 and 2010, the Company incurred office expenses totaling $25,000 and $43,000 respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $14,000 and $14,000 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred fees for legal services aggregating $119,000 and $98,000, respectively, to the father of Peter C. Georgiopoulos. As of September 30, 2011 and December 31, 2010, the balance of $4,000 and $12,000, respectively, was outstanding.

During the nine months ended September 30, 2011 and 2010, the Company incurred certain entertainment and travel related costs totaling $165,000 and $170,000 respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4,000 and $159,000 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred certain entertainment costs totaling $3,000 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $136,000 and $106,000 respectively, based on actual time spent by the employees, of which the balance due to Genco of $19,000 and $85,000 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $31.9 million and $18.7 million, respectively. At September 30, 2011 and December 31, 2010, $5.4 million and $9.8 million, respectively, remains outstanding. Peter C. Georgiopoulos and John Tavlarios, a member of the Company’s board of directors and the president and CEO of the Company, are directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the nine months ended September 30, 2011 and 2010 for $49,000 and $51,000 respectively. A balance of $16,000 and $7,000 remains outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

On May 6, 2011, the Company amended and restated in its entirety the Credit Agreement with the Oaktree Lender (as so amended and restated, the “Oaktree Credit Facility”) and, pursuant to the Oaktree Credit Facility, the Oaktree Lender provided the $200 million Oaktree Loan to General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, and also received the Warrants for the purchase of 23,091,811 shares of the Company’s common stock.  The Company used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital. As of September 30, 2011, the Company has issued an aggregate total of 5,485,796 shares of its common stock under the Sale Agreements for net proceeds of $8.0 million.  Pursuant to the Investment Agreement (see Note 9), the issuances and sales of these shares under the Sale Agreements required the Company to issue an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from $1.35 to $1.59, in each case subject to compliance with the rules of the NYSE and receipt of the required shareholder approval (see Note 9).  Such approval was received on August 9, 2011 and on September 23, 2011, 1,091,673 additional Warrants were issued to the Warrant holder.

Peter C. Georgiopoulos has been granted an interest in a limited partnership controlled and managed by Oaktree.  The other investors in the partnership are various funds managed by Oaktree.  The partnership and its subsidiaries hold the entire Oaktree Loan and all of the Warrants as of September 30, 2011.  Mr. Georgiopoulos does not have any rights to participate in the management of the partnership.  Pursuant to the partnership agreement, Mr. Georgiopoulos is entitled to an interest in distributions by the partnership, which in the aggregate will not exceed 4.9% of all distributions made by the partnership, provided that no distributions will be made to

Mr. Georgiopoulos until the other investors in the partnership have received distributions from the partnership equal to the amount of their respective investments in the partnership.

The Oaktree Transaction was the result of an extensive process, overseen by an independent committee of the Company’s Board of Directors, and its financial and legal advisors.  Mr. Georgiopoulos intends to assign 100% of his limited partnership interest to the Company. The Company is not expected to provide any consideration for this assignment. Mr. Georgiopoulos determined to take this step on his own initiative in order to eliminate any appearance that, as a result of this holding, his interests are not aligned with those of the Company and to emphasize his focus on achieving a positive result for the Company in the current environment.

The Company, as the assignee of the limited partnership interest from Mr. Georgiopoulos, would not have any rights to participate in the management of the Investment Partnership. Pursuant to the partnership agreement, the Company would be entitled to an interest in distributions by the Investment Partnership, which in the aggregate would not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions would be made to the Company until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. Neither Mr. Georgiopoulos nor the Company has made (and the Company would not be required to make and does not intend to make) any substantial investment in the partnership.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide significant reserves for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectability. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2011, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  We believe that there may be unasserted claims relating to its time charters of $2.3 million and $0.2 million as of September 30, 2011 and December 31, 2010, respectively, for which we have accrued.

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

Pursuant to our bank credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our bank credit facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were in compliance with the collateral maintenance covenants under our bank credit facilities at September 30, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value (in thousands of dollars) at September 30, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our bank credit facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2011.  The compliance testing date was September 30, 2011 under our credit facilities.  The amount by which the carrying value at September 30, 2011 of 19 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes ranged, on an individual vessel basis, from $2.5 million to $29.1 million per vessel with an average of $11.2 million per vessel.

Vessel	Year Built	Year Acquired	Purchase Price

Genmar Agamemnon *	1995	1998	$39,900
Genmar Ajax *	1996	1998	41,400
Genmar Alexandra	1992	2001	43,830
Genmar Argus	2000	2003	45,170
Genmar Atlas *	2007	2010	96,321
Genmar Daphne *	2002	2008	69,231
Genmar Defiance *	2002	2004	49,000
Genmar Elektra *	2002	2008	69,201
Genmar George T	2007	2007	64,885
Genmar Harriet G	2006	2006	61,838
Genmar Hercules *	2007	2010	95,877
Genmar Hope	1999	2003	43,646
Genmar Horn	1999	2003	43,667
Genmar Kara G	2007	2007	63,162
Genmar Maniate *	2010	2010	72,976
Genmar Minotaur *	1995	1998	39,900
Genmar Orion	2002	2003	47,874
Genmar Phoenix	1999	2003	43,697
Genmar Poseidon *	2002	2010	74,038
Genmar Revenge	1994	2004	33,587
Genmar Spartiate *	2011	2011	76,000
Genmar Spyridon	2000	2003	45,142
Genmar St. Nikolas	2008	2008	64,087
Genmar Strength *	2003	2004	49,806
Genmar Ulysses *	2003	2010	83,039
Genmar Victory *	2001	2008	100,000
Genmar Vision *	2001	2008	100,000
Genmar Zeus *	2010	2010	119,039
Stena Companion *	2004	2008	50,000
Stena Compatriot *	2004	2008	50,000
Stena Consul *	2004	2008	43,000

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

GOODWILL. The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350-20-35, Intangibles - Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when triggering events are present and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of September 30, 2011 and December 31, 2010 was $0 and $1.8 million, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill as of December 31, 2010 of $28.0 million.  Pursuant to vessel valuations received in March 2011, the Company noted further declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the nine months ended September 30, 2011, the Company recorded goodwill impairment of $1.8 million.

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

During the three months ended September 30, 2011, the Company elected not to perform a costly drydock on one of its Aframax vessels electing to instead sell the vessel.  The Company has classified this vessel as held for sale and has written down its carrying value as an impairment loss to its estimated fair value less estimated cost of disposal.  As such, an impairment loss of $10.7 million was recorded for the three months and nine months ended September 30, 2011.,  Such impairment loss reflects the excess of the vessel’s carrying value plus unamortized drydock and undepreciated vessel equipment over the vessel’s fair value.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates.  The exposure to interest rate risk relates primarily to our debt.  At September 30, 2011 and December 31, 2010, we had $858.4 million and $1,082.8 million, respectively, of floating rate debt with a margin over LIBOR of 400 basis points as of September 30, 2011 and 350 basis points as of December 31, 2010.  As of September 30, 2011, we are party to three interest rate swaps which effectively fix LIBOR on an aggregate $250 million of its outstanding floating rate debt to fixed rates ranging from 2.975% to 3.515%.  A one percent increase in LIBOR would increase interest expense on the portion of our $608.4 million outstanding floating rate indebtedness not subject to an interest rate floor which is not hedged by approximately $6.1 million per year.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the nine months ended September 30, 2011, approximately 12% of our direct vessel operating expenses were denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.0 million for the nine months ended September 30, 2011.

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

In response to our filing for reorganization under chapter 11 of the Bankruptcy Code, we modified existing or implemented new business processes and related internal controls over financial reporting to ensure that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Other than these, there have been no changes in our internal control over financial reporting that could have significantly affected internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:         OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

On November 17, 2011, we commenced the Chapter 11 Cases. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against us, including the matters described below and most other actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Substantially all of our pre-petition liabilities will be resolved over the course of the Chapter 11 Cases.  The resolution of such liabilities could result in a material adjustment to our financial statements.

The Company’s material pre-petition legal proceedings are discussed below.

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

We and substantially all of our subsidiaries have filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, jointly administered as Case No. 11-15285(MG) and are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•                  our ability to comply with and to operate under the terms of the DIP Facility and any cash management orders entered by the Bankruptcy Court from time to time;

•                  our ability to obtain approval of the Bankruptcy Court with respect to motions filed in the Chapter 11 Cases from time to time;

•                  our ability to obtain creditor and Bankruptcy Court approval for, and then to consummate, a plan of reorganization to emerge from bankruptcy;

•                  the occurrence of any event, change or other circumstance that could give rise to the termination of the Restructuring Support Agreement and Equity Commitment Letter entered into with certain of our lenders under the Pre-Petition Credit Facilities;

•                  our ability to attract and retain customers;

•                  our ability to obtain and maintain acceptable terms with vendors and service providers and to maintain contracts that are critical to our operations;

•                  our ability to attract, motivate and retain key employees; and

•                  our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our customers, as well as with our vendors, service providers and employees, which in turn could adversely affect our operations and financial condition. We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

Also, pursuant to our filing under chapter 11, we need approval of the Bankruptcy Court for transactions outside of the ordinary course of business, which may limit our ability to respond timely to certain events or to take advantage of certain opportunities. We are operating under a cash management strategy to preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to maintain or grow our business over the long term. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the condensed consolidated financial statements included in this Report. Further, a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. The historical consolidated financial statements do not include any adjustments to the reported amounts of assets or liabilities that might be necessary as a result of confirmation of a plan of reorganization.

If we are unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the DIP Lenders, our other creditors or the Bankruptcy Court will approve the Qualified Plan or that the DIP Facility will not be restricted or terminated by the DIP Lenders for our breach thereof. If either of these events were to occur we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.

The DIP Facility provides for (i) a revolving credit facility (including a $5 million letter of credit subfacility (limited to $1 million prior to the entry of a Final Order) of up to $35 million and (ii) a term loan facility in the amount of up to $40 million.  Borrowings under the DIP Facility may be used only (i) to fund operating expenses, agreed adequate protection payments and other general corporate and working capital requirements described in the Budget (as defined in the DIP Facility), (ii) to make pre-petition payments permitted under the DIP Facility, (iii) to pay restructuring fees and expenses, (iv) to issue letters of credit, (v) to pay fees, expenses and interest to the Administrative Agent and the lenders under the DIP Facility and (vi) to pay fees and expenses of the our professionals.  There can be no assurance that the Bankruptcy Court will authorize us to enter into the DIP Facility on the terms we have negotiated with our DIP Lenders. Additionally, there can be no assurance that the amounts of cash from operations together with amounts available under the DIP Facility will be sufficient to fund operations. In the event that cash flows and borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

The DIP Facility includes financial and other covenants that impose substantial restrictions on our financial and business operations. There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Facility or that the lending commitments under the DIP Facility will not be restricted or terminated by the DIP Lenders.

In addition to standard financing covenants and events of default, the DIP Facility provides for events of default specific to the Chapter 11 Cases, including dismissal of the Chapter 11 Cases or conversion to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee, entry of an order granting relief from the automatic stay in respect of the vessels, entry of an order staying, vacating or modifying the DIP Facility and failure of a final order to be entered into on or prior to December 21, 2011. The DIP Facility contains other events of defaults customary for debtor-in-possession financings.  An event of default under the DIP Facility would give the DIP Lenders the right to terminate their lending commitments, declare all loans, all interest thereon and all other obligations under the DIP Facility due and payable and exercise other remedies available to them under the DIP Facility.

The DIP Facility provides for customary representations and warranties by us. The DIP Facility further provides for affirmative and negative covenants applicable to us and our subsidiaries, including affirmative covenants requiring us to provide financial information, budgets and other information to the DIP Lenders, including weekly delivery of budget variance reports, and negative covenants restricting our ability the ability of our subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to the Debtors including compliance with (i) a budget, (ii) minimum cumulative EBITDA and (iii) minimum liquidity.

If, as a result of our breach of the terms thereof, the DIP Facility is terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

Operating under chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facility limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•                  sell assets outside the normal course of business;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  grant liens; and

•                  finance our operations, investments or other capital needs or to engage in other business activities that would be in our interests.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may experience increased levels of employee attrition.

During the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer and supplier expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any Qualified Plan ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a Qualified Plan, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operation reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our equity or other securities will be cancelled or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments.

It is unclear at this stage of the Chapter 11 Cases if any Qualified Plan would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be cancelled and extinguished upon confirmation of a Qualified Plan by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

Our common stock is no longer listed on a national securities exchange and is quoted only in the over-the-counter market, which could negatively affect our stock price and liquidity.

The shares of our common stock were listed on the New York Stock Exchange (the “NYSE”) under the symbol “GMR.” In connection with the announcement of our filing for chapter 11, on November 17, 2011, the NYSE suspended the trading of our shares.  Our common stock commenced trading on the OTC market on November 17, 2011.  We are currently seeking to have our common stock qualified for trading on the OTC Bulletin Board.  However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of our common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future.

We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing debt and equity securities. We may also modify or amend our existing debt or equity securities to the same effect.  Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and shipping industries, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Inadequate liquidity could materially adversely affect our future business operations.

We will require significant additional funding during the remainder of 2011 and through 2012 and beyond to manage and operate our businesses. Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2012 and beyond could depend on our ability to successfully implement an appropriate plan of reorganization, successful operation of our business, appropriate management of operating expenses and capital spending and our ability to complete asset sales on favorable terms. Our expected liquidity needs are highly sensitive to changes in each of these and other factors.

Even if we successfully take any of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal business activities and cut back or eliminate other programs that are important to the future success of our business. In addition, our customers, suppliers and service providers might respond to further weakening of our liquidity position by requesting quicker payment or requiring additional collateral. If this were to happen, our need for cash would be intensified and we may be unable to operate our business successfully.

We may not be able to realize adequate consideration for the disposition of vessels or other assets.

In connection with any plan of reorganization, we may consider potential asset sales. There can be no assurance that we will be successful in completing any asset sale transactions, because there may not be a sufficient number of buyers willing to enter into any transactions, we may not receive sufficient consideration for such assets, the process of selling assets may take too long to be a significant component of any plan of reorganization, or the holders of our debt or equity securities may object to any sale of assets. These transactions, if completed, may reduce the size of our business. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of certain of our assets, which we may or may not choose to pursue.

The value of vessels have declined due to market conditions starting in 2008 and have continued to today. There is no assurance that we will receive adequate consideration for any vessel or other asset dispositions. Dispositions may result in the Company recognizing significant losses. As a result, our future disposition of vessels or other assets could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds.

From the period from and including June 9, 2011 until and including July 7, 2011, the Company became obligated to issue Warrants to Oaktree to purchase an additional 1,091,673 shares of the Company’s common stock (the “Anti-Dilution Warrants”), representing approximately 0.90% of the Company’s outstanding common stock, at an exercise price of $0.01 per share, pursuant to the anti-dilution provisions of the Warrants.  The Company became obligated to issue the Anti-Dilution Warrants as a result of the issuance and sale of shares of the Company’s common stock pursuant to the Sale Agreements described in Note 9.  The anti-dilution rights under the Warrants are, under certain circumstances, subject to shareholder approval pursuant to NYSE rules which, was obtained on August 9, 2011.

The issuance of the Anti-Dilution Warrants occurred on September 23, 2011 and are exempt from registration under Section 4(2) of the Securities Act.  The Warrant holder that received the Anti-Dilution Warrants, as described above, has represented to the Company that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act, and has agreed that the Anti-Dilution Warrants may not be sold in the absence of an effective registration statement or an exemption from registration.  The Company has not engaged in a general solicitation or advertising with respect to the issuance of the Anti-Dilution Warrants and has not offered any securities to the general public in connection with such issuance.

Item 3: Defaults Upon Senior Securities.

As a result of the Chapter 11 Cases, we are in default on our Pre-Petition Credit Facilities, Senior Notes and derivative instruments. The aggregate amount of pre-petition debt obligations in default is approximately $1.4 billion.

ITEM 6.  EXHIBITS

Exhibit	Document

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (1)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (1)

10.3

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (1)

10.4

Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.5

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.6

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (*)

10.7	Amendment No. 3, dated as of September 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: November 18, 2011	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Executive Vice President & Chief Financial Officer

ITEM 6.  EXHIBITS

Exhibit	Document

10.1

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (1)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (1)

10.3

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (1)

10.4

Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.5

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (*)

10.6

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (*)

10.7	Amendment No. 3, dated as of September 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (*)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2011 and 2010 (Unaudited), (v) Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference from General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011.