Form 10-K
period 2011-12-31
General Maritime Corp / MI
filed 2012-03-15
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Note: The registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceeding 12 months. This Report is filed pursuant to the requirements of Section 15(d) of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 14, 2012 was 121,705,048 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference in an amendment to this Annual Report on Form 10-K,  which will be filed by the registrant within 120 days after the close of its 2011 fiscal year.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Business

We are a leading provider of international seaborne crude oil transportation services.  We also provide transportation services for refined petroleum products.  As of March 10, 2012, our fleet consists of 30 wholly-owned vessels: seven VLCCs, 12 Suezmax vessels, eight Aframax vessels, two Panamax vessels, and one Handymax vessel.  The weighted-average age of our fleet as of December 31, 2011 was 8.3 years.  These vessels have a total of 5.1 million dwt carrying capacity on a combined basis and all are double-hulled.  As of March 10, 2012, we also chartered-in three product tankers (the “Chartered-in Vessels”).  The weighted-average age of the Chartered-in Vessels as of December 31, 2011 was 7.1 years.  The Chartered-in Vessels, which are double-hulled, have a total of 0.1 million dwt carrying capacity on a combined basis.  Many of the vessels in our fleet are “sister ships”, which provide us with operational and scheduling flexibility, as well as economies of scale in their operation and maintenance.  Our customers include major international oil companies and vessel owners such as BP, CITGO Petroleum Corp., ConocoPhillips, Exxon Mobil Corporation, Hess Corporation, Lukoil Oil Company, Shell, Stena AB and Trafigura.

We employ one of the largest fleets in the Atlantic basin. Vessels owned by us operate in ports in the Caribbean, South and Central America, the United States, West Africa, the Mediterranean, Europe and the North Sea. We have focused our operations in the Atlantic because we believe that our stringent operating and safety standards represent a potential competitive advantage. Transportation of crude oil to the U.S. Gulf Coast and other refining centers in the United States requires vessel owners and operators to meet more stringent environmental regulations than in other regions of the world. Our fleet operates in every major tanker market. We believe this enables us to take advantage of market opportunities and helps us to position our vessels in anticipation of drydockings.

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

Seven of our VLCCs currently operate in the Seawolf Tankers commercial pool managed by Heidmar, Inc. (“Heidmar”).  Two of these vessels entered the pool via period charters.  Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

Effects of Sustained Weakness in Shipping Industry Conditions on Cash Flow

For the past three years, the oil tanker industry has experienced extended weakness in global demand for its services. The industry has also experienced an oversupply of tankers competing for that demand. As a result, according to Clarksons PLC, charter rates for oil tankers declined by approximately 69% from July 2008 to December 2011. Weakness in charter rates has directly and adversely affected our operating results. Although our average fleet size increased from 21.5 vessels to 34.2 vessels over the last four years, our cash provided by operating activities declined from $114.4 million for the year ended December 31, 2008 to net cash used by operating activities of $70.7 million for the year ended December 31, 2011. Several of our time charters (with higher charter rates than the prevailing spot market) expired during 2011. This, in turn, increased our exposure to the market for spot charters, thereby adversely affecting our cash flows.

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

Reorganization Under Chapter 11

On November 17, 2011 (the “Petition Date”), we and substantially all of our direct and indirect subsidiaries (with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries) (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re General Maritime Corporation, et al., Case No. 11-15285 (MG) (the “Chapter 11 Cases”). In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “General Maritime,” the “Company,” “we,” “us,” and “our” refer to General Maritime Corporation and such subsidiaries. We are continuing to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On November 16, 2011, we entered into agreements supporting a plan of reorganization as contemplated by the Support Agreement with certain of the lenders under our Oaktree Credit Facility, 2010 Amended Credit Facility and 2011 Credit Facility (collectively, the “Pre-petition Credit Facilities”) (see “— Restructuring Support Agreement,” “—Equity Purchase Agreement,” and “—Item 7 Management’s Discussion and Analysis- Liquidity and Capital Resources”).

On November 18, 2011, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including, without limitation, approval of an interim order authorizing the DIP Facility (as described below under “— Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources — DIP Facility”) and the use of our cash collateral, interim orders authorizing the payment of critical and foreign vendors, wages, salaries and other benefits to employees, and interim orders authorizing the continued use of its existing cash management system (subject to the maintenance of concentration accounts in accordance with the court order)  and continuation of intercompany funding of certain of its affiliates.  On December 15, 2011, the Bankruptcy Court entered final orders with respect to these matters, including a final order approving the DIP Facility.

With the approval of the Bankruptcy Court, we have retained legal and financial professionals to advise us on the Chapter 11 Cases and certain other professionals to provide services and advice to us in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under our Pre-petition Credit Facilities and Senior Notes (as described under Item 7 Management’s Discussion and Analysis- Liquidity and Capital Resources- “Senior Notes”). Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts we are party to. Under the Bankruptcy Code, however, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to otherwise exercise control over the property of the debtor’s estate. Any distribution to creditors on account of pre-petition indebtedness will be pursuant to a chapter 11 plan of reorganization. Thus, substantially all of our pre-petition liabilities are subject to settlement. As described below, we have already classified our obligations outstanding under our 2010 Amended Credit Facility and 2011 Credit Facility as current liabilities in the accompanying consolidated balance sheet as of December 31, 2011. We have classified our Oaktree Credit Facility and Senior Notes as liabilities subject to compromise as of December 31, 2011.  Any entitlement to post-petition interest will be determined in accordance with applicable bankruptcy law. Any descriptions of agreements, rights, obligations, claims or other arrangements contained in this Annual Report on Form 10-K must be read in conjunction with, and are qualified by, the parties’ respective rights under applicable bankruptcy law.

Under the Bankruptcy Code, we have the right to assume or reject executory contracts and unexpired leases, subject to approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” an executory contract means that we will be relieved of our obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Any descriptions of executory contracts or unexpired leases in this Annual Report on Form 10-K must be read in conjunction with, and are qualified by, any applicable provisions under the Bankruptcy Code.

We anticipate that substantially all of our pre-petition liabilities will be resolved under, and treated in accordance with, a plan of reorganization to be voted on by our creditors in accordance with the provisions of the Bankruptcy Code. There can be no assurance that any proposed plan of reorganization will be confirmed by the Bankruptcy Court and consummated. Furthermore, there can be no assurance that we will be successful in achieving our reorganization goals or that any measures that are achievable will result in sufficient improvement to our financial position.

We have incurred and expect to continue to incur significant costs associated with our reorganization and the Chapter 11 Cases. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot predict the effect the Chapter 11 Cases will have on our business and cash flow.

Restructuring Support Agreement

On November 16, 2011, we entered into a Restructuring Support Agreement (the “Support Agreement”) with certain lenders under our Pre-petition Credit Facilities (collectively, the “Supporting Creditors”). The Supporting Creditors collectively hold more than 66-2/3% in amount of the claims under the Pre-petition Credit Facilities. Following the entry into the Support Agreement, we filed the Chapter 11 Cases with the Bankruptcy Court.

The Support Agreement provides, subject to its terms and conditions, among other things:

•                  the Supporting Creditors agreed (i) to support approval of, and not object to, the DIP Facility, (ii) to support approval of, and not object to, a disclosure statement describing a plan of reorganization as contemplated by the Support Agreement, (iii) to timely vote to accept the the plan of reorganization as contemplated by the Support Agreementand to support approval and confirmation of the plan of reorganization as contemplated by the Support Agreement, (iv) to not object to the plan of reorganization as contemplated by the Support Agreement and (v) to not participate in any alternative plan, sale, dissolution or restructuring (other than as provided in the term sheet attached to the Support Agreement (the “Term Sheet”) or in the Support Agreement), or alter, delay or impede approval of the disclosure statement as contemplated by the Support Agreement and confirmation and consummation of the plan of reorganization as contemplated by the Support Agreement;

•                  we agreed (i) through the pendency of the Chapter 11 Cases, to operate (along with our subsidiaries) in the ordinary course of business consistent with past practice and the debtor-in-possession budget and use our commercially reasonable efforts to keep intact the assets, operations and relationships of our business, (ii) to use reasonable commercial efforts to support and complete the restructuring and all transactions contemplated under the plan of reorganization as contemplated by the Support Agreement and the Term Sheet in accordance with the deadlines set forth in the Support Agreement (the “Milestones”), and (iii) to take no actions that are inconsistent with the Support Agreement or the expeditious confirmation and consummation of the plan of reorganization as contemplated by the Support Agreement, subject to our fiduciary obligations under applicable law; and

•                  we, along with the Supporting Creditors also agreed that (i) following the commencement of the Chapter 11 Cases and until the beginning of the hearing regarding confirmation of the plan of reorganization as contemplated by the Support Agreement, we may solicit, initiate, respond to, discuss, negotiate, encourage and seek to assist the submission of alternative equity commitment proposals concerning a transaction other than the plan of reorganization as contemplated by the Support Agreement (an “Alternative Transaction”), and (ii) we will provide periodic reports concerning the status of discussions and negotiations concerning an Alternative Transaction (if any) to the Supporting Creditors.

The Support Agreement may be terminated by mutual written agreement between us and the required Supporting Creditors holding each class of indebtedness (each, a “Class”). The Support Agreement may also be terminated in a number of other circumstances, including, without limitation:

•                  by us following the occurrence of any of the events specified in the Support Agreement, including: (i) any Supporting Creditor’s material breach of its obligations under the Support Agreement that remains uncured for the specified period; (ii) our board of directors determining, in good faith and upon the advice of our advisors, in their sole discretion, that continued pursuit of the plan of reorganization as contemplated by the Support Agreement is inconsistent with their fiduciary duties; or (iii) the lenders under the Pre-petition Senior Facilities having directed us to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility;

•                  by the Supporting Creditors under the Pre-petition Senior Facilities (together, collectively, the “Supporting Credit Facility Lenders”) upon the occurrence of any of the events specified in the Support Agreement, including: (i) the “Definitive Documents” (as defined in the Term Sheet) filed by us including terms that are inconsistent with the Term Sheet in any material respect; (ii) our filing of any motion for relief seeking certain specified actions; (iii) our filing of any motion approving a payment to any party that would be materially inconsistent with the treatment of such party under the Support Agreement; (iv)  a material breach of our obligations under the Support Agreement that remains uncured for the specified period; (v) any event of default by us under the DIP Facility; (vi) the Administrative Agent (as described below under “— Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources — DIP Facility”) under the DIP Facility having directed us to commence an “Acceptable Sale Process pursuant to the terms of the DIP Facility; or (vii) OCM Marine Investments CTB, Ltd.’s (the “Supporting Oaktree Lender”) material breach of its obligations under the Support Agreement that remains uncured for the specified period; or

•                  by the Supporting Oaktree Lender upon the occurrence of any of the events described in clauses (i) - (vi) of the immediately preceding bullet point, or any of the following: (i) our failure to comply with the deadlines specified in the

Milestones; (ii) our failure to obtain entry of an order approving our entry into an equity commitment agreement (the “Proposed Equity Commitment Agreement”); (iii) any event of default by us under the DIP Facility that remains uncured for the specified period; (iv) the termination of the equity commitment under the Equity Financing Commitment Letter (as described below), or, following the execution of the Proposed Equity Commitment Agreement, under the Proposed Equity Commitment Agreement; (v) the Supporting Credit Facility Lenders’ breach of any of their obligations under the Support Agreement that remains uncured for the specified period; or (vi) immediately following the withdrawal of an Original Supporting Credit Facility Lender (as defined below), the Supporting Creditors which remain in the same Class (or Classes) as the withdrawing Original Supporting Credit Facility Lender holding less than 66-2/3% in amount or less than 50% in number of the claims in such Class.

In addition, any Supporting Credit Facility Lender that is a party to the Support Agreement as of November 16, 2011 (each, an “Original Supporting Credit Facility Lender”) may terminate the Support Agreement as to itself within five days following the Bankruptcy Court hearing to approve the disclosure statement as contemplated by the Support Agreement for solicitation purposes in accordance with the Milestones if, after the hearing, the approved disclosure statement includes a term in respect of the New Credit Facilities (as described below) regarding the minimum cash balance financial covenant, the interest coverage ratio financial covenant or excess cash sweep (which terms are to be mutually agreed upon in accordance with the Term Sheet) that is not reasonably satisfactory to such Original Supporting Credit Facility Lender.

If we terminate the Support Agreement pursuant to clause (ii) of the first bullet point in the second preceding paragraph above, then we must pay a $7.75 million break-up fee (after giving effect to the EPA Order (as described below under “— Equity Purchase Agreement”) of the Bankruptcy Court on December 15, 2011) to the Supporting Oaktree Lender on or before the consummation of an Alternative Transaction (other than, for the avoidance of doubt, a credit bid by the Supporting Credit Facility Lenders or the lenders under the DIP Facility), following satisfaction of the outstanding obligations under the Pre-petition Senior Facilities and the DIP Facility in full, in cash or other treatment acceptable to the Supporting Credit Facility Lenders.

The plan of reorganization as contemplated by the Support Agreement consists of, among other things, (i) a new $175 million equity investment (the “Equity Investment”) in the reorganized Company by the Supporting Oaktree Lender or its affiliates, and potentially one or more investors not affiliated with the Supporting Oaktree Lender identified by the Supporting Oaktree Lender in its sole discretion (the “Plan Sponsor”), $75 million of which is to be used to pay down the Pre-petition Credit Facilities, on terms and conditions to be specified in the Proposed Equity Commitment Agreement, (ii) the conversion of all outstanding obligations to the Supporting Oaktree Lender under the Oaktree Credit Facility into a form of equity in the reorganized Company to be agreed upon by the parties, as a result of which the Plan Sponsor will, on the effective date of the plan of reorganization as contemplated by the Support Agreement, own 100% of the equity of the reorganized Company, subject to dilution in specified instances in accordance with the terms of the the plan of reorganization as contemplated by the Support Agreement, including warrants, equity issued in the reorganized Company in connection with a management incentive plan (the “MIP”), as described below, and participation by creditors other than the Supporting Oaktree Lender in the Equity Investment (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion), including in connection with the rights offering (if any) contemplated by the Equity Financing Commitment Letter, as described below, (iii) a new 2011 Credit Facility (the “New 2011 Credit Facility”) and a new 2010 Amended Credit Facility (the “New 2010 Credit Facility” and, together with the New 2011 Credit Facility, collectively, the “New Credit Facilities”), and (iv) the MIP, under which 10% of the equity in the reorganized Company (or such other amount as agreed to by the Plan Sponsor and the reorganized Company), on a fully diluted basis, will be reserved for issuance to eligible employees, directors and officers of the reorganized Company in the form of restricted stock and/or options.

The plan of reorganization as contemplated by the Support Agreement must provide that holders of allowed claims will receive the following on the effective date of the plan of reorganization as contemplated by the Support Agreement, unless different treatment is agreed to by the holder of the allowed claim and us: (i) DIP Facility claims, as well as administrative and priority claims, will be satisfied in full in cash; (ii) holders of claims arising under the Pre-petition Credit Facilities will each receive the pay-downs allocated on the basis described above and a pro rata share of the New Credit Facilities; (iii) claims under the Oaktree Credit Facility will be satisfied as described above; (iv) holders of unsecured claims, including the holders of the Senior Notes, will be entitled to recovery consistent with the plan of reorganization as contemplated by the Support Agreement filed and confirmed in connection with the requirements set forth in the Support Agreement, including equity in the reorganized Company made available to such holders on account of participation in the Equity Investment on the terms set forth in the plan of reorganization as contemplated by the Support Agreement (if any, and on terms acceptable to the Supporting Oaktree Lender in its sole discretion); (v) all existing equity interests (including common stock, preferred stock and any options, warrants or rights to acquire any equity interests) in General Maritime Corporation will be cancelled; and (vi) claims held by us in a non-debtor affiliate or another subsidiary (and vice versa) and interests held by us in a non-debtor affiliate or another subsidiary will be canceled and/or reinstated in connection with the plan of reorganization as contemplated by the Support Agreement, subject to the reasonable consent of us, the Supporting Oaktree Lender and the Supporting Credit Facility Lenders.

Investors are cautioned that they could lose some or all of their investment as a result of the plan of reorganization as contemplated by the Support Agreement and the Chapter 11 Cases described above. The plan of reorganization as contemplated by the Support Agreement provides for no recovery by holders of equity interests and does not contemplate a determinable recovery, if any, by holders of the Senior Notes.

Under the Term Sheet, the New Credit Facilities will bear interest at LIBOR plus a margin of 4% per annum, with no LIBOR floor, and will mature five years from the effective date of the plan of reorganization as contemplated by the Support Agreement. The New 2011 Credit Facility will provide for quarterly scheduled amortization payments of approximately $16.5 million, and the New 2010 Credit Facility will provide for quarterly scheduled amortization payments of approximately $7.4 million, in each case subject to reductions beginning June 30, 2014, with no contractual amortization prior to June 30, 2014. The New 2011 Credit Facility will be secured by a perfected first lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington, and a second lien on all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II (the security for the New 2011 Credit Facility will be the same as the security for the pre-petition 2011 Credit Facility), and the New 2010 Credit Facility will be secured by a perfected first lien on the all the vessel-owning subsidiaries and all the assets of General Maritime Subsidiary II, and a second lien on all the vessel owning subsidiaries and all the assets of General Maritime Subsidiary and Arlington (the security for the New 2010 Credit Facility will be the same as the security for the pre-petition 2010 Amended Credit Facility). The financial covenants for the New Credit Facilities will include a collateral maintenance covenant requiring that the fair market value of the collateral acting as security under each New Credit Facility (such valuations to be performed by brokers selected by the New Credit Facility lenders on a quarterly basis and at any other times as mutually agreed upon by the parties thereto) must be at least 110% of the then-total commitment or the then-outstanding loans, as applicable, under the applicable New Credit Facility for 2012, 115% of the then-total commitment or the then-outstanding loans for 2013, and 120% of the then-total commitment or the then-outstanding loans thereafter. The New Credit Facilities will also include an interest rate coverage ratio covenant to be based upon a 25% cushion to a “base case” as mutually agreed upon by the parties thereto. The New Credit Facilities will also include a minimum cash balance covenant and other affirmative and negative covenants as mutually agreed upon by the parties thereto. The New Credit Facilities will also provide for the quarterly sweep of non-equity funded cash balances (to be defined in a manner to be mutually agreed upon) above $100 million in 2012, $75 million in 2013 and an amount to be agreed upon by the parties thereto for 2014 and thereafter, taking into consideration the scheduled amortization payment being made with respect to the applicable quarter, which will be applied to the permanent reduction of the New Credit Facilities (each an “Excess Cash Reduction”). Each Excess Cash Reduction will be allocated between the New 2011 Credit Facility and the New 2010 Credit Facility pro rata based upon deferred amortization, and will be applied to the New Credit Facilities in a manner to be mutually agreed by the parties thereto. The New Credit Facilities will also provide for other mandatory prepayment provisions as mutually agreed upon by the parties thereto.

The Support Agreement provides for a commitment fee payable in the form of 5-year penny warrants exercisable for up to 5.0% of the reorganized Company upon terms satisfactory to the Supporting Oaktree Lender and us, to be payable to the Supporting Oaktree Lender or its designee on the effective date of the plan of reorganization as contemplated by the Support Agreement. The Support Agreement also requires us to reimburse the Supporting Oaktree Lender during the course of the Chapter 11 Cases and following the effective date of the plan of reorganization as contemplated by the Support Agreement or, if such effective date does not occur, through and including the date of termination of the Support Agreement and the Proposed Equity Commitment Agreement, as applicable, for all reasonable and documented advisor fees and out-of-pocket costs and expenses which have been or are incurred in anticipation of, during or otherwise in connection with the Chapter 11 Cases. Such reimbursement will be junior and subject to the outstanding obligations under the Pre-petition Credit Facilities and the DIP Facility, including any related adequate protection obligations.

Equity Purchase Agreement

On November 16, 2011, we entered into an Equity Financing Commitment Letter (the “Equity Financing Commitment Letter”) with the Supporting Oaktree Lender. Pursuant to the Equity Financing Commitment Letter, the Supporting Oaktree Lender committed, directly or indirectly through one or more affiliates, to provide exit equity financing of $175 million, reduced by the amount of any equity investment resulting from any rights offering consented to by the Supporting Oaktree Lender, to the reorganized Company, subject to specified conditions, including the execution and delivery by us of the Equity Purchase Agreement in form and substance acceptable to each of the Supporting Oaktree Lender and us.

On December 15, 2011, the Bankruptcy Court issued an order (the “EPA Order”) authorizing us to enter into an Equity Purchase Agreement, dated as of December 15, 2011, as modified by the EPA Order (the “Equity Purchase Agreement”), with Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (collectively, the “Oaktree Funds”).

Under the Equity Purchase Agreement, the Oaktree Funds have agreed to provide an equity investment in us of $175 million (the “Equity Investment Amount”) under the plan of reorganization as contemplated by the Support Agreement, provided that the Oaktree Funds may permit other parties to participate in such equity investment through a participation offering. Any such participation would result in a corresponding reduction in the Oaktree Funds’s Equity Investment Amount. In consideration for its equity investment and, pursuant to the plan of reorganization as contemplated by the Support Agreement, the contribution of the outstanding obligations under the pre-petition Amended and Restated Credit Agreement, dated as of May 6, 2011, as amended, by and among the us, certain of our affiliates, and certain affiliates of the Oaktree Funds, including the Supporting Oaktree Lender, the Oaktree Funds and/or the Supporting Oaktree Lender will receive 100% of the shares of our equity (the “Reorganized Equity”) which are outstanding immediately after the effective date of the plan of reorganization as contemplated by the Support Agreement, provided that the Reorganized Equity to be received by the Oaktree Funds will be subject to dilution by the Commitment Fee (as described below) and our management equity incentive plan, as well as other terms that may be set forth in the plan of reorganization as contemplated by the Support Agreement.

Consistent with our fiduciary duties, we are permitted to solicit Alternative Transactions until the hearing regarding confirmation of the plan of reorganization as contemplated by the Support Agreement.

Pursuant to the Equity Purchase Agreement, we are obligated to pay the following fees to the Oaktree Funds (or its designated affiliate):

•                  Commitment Fee. At the closing of the transaction under the plan of reorganization as contemplated by the Support Agreement, we will deliver to the Oaktree Funds five-year penny warrants exercisable for up to five percent of the Reorganized Equity (the “Commitment Fee”), provided that if the closing under the plan of reorganization as contemplated by the Support Agreement does not occur, we will have no obligation to deliver the Commitment Fee to the Oaktree Funds.

•                  Break-Up Fee. In the event that we terminate the Equity Purchase Agreement as a result of a determination by our Board of Directors that the continued pursuit of the plan of reorganization as contemplated by the Support Agreement is inconsistent with their fiduciary duties, we, pursuant to the EPA Order, shall pay a $7.75 million break-up fee to the Oaktree Funds if we consummate an Alternative Transaction.

•                  Expense Reimbursement. We are authorized to reimburse the Oaktree Funds for all reasonable and documented monthly advisor fees and out-of-pocket costs and expenses of our financial advisor and legal counsel, as well as the Oaktree Fund’s reasonable out-of-pocket expenses, in each case during the course of the Chapter 11 Cases.

The payment of any such fees and expenses to the Oaktree Funds will, under certain circumstances, be subject to Bankruptcy Court review for reasonableness.

We, along with the Oaktree Funds, have made customary representations and warranties and covenants in the Equity Purchase Agreement including, among others, a covenant made by us to conduct our business in the ordinary course consistent with past practice and the budget contemplated by the DIP Facility during the time between the execution of the Equity Purchase Agreement and the consummation of the transactions contemplated thereby.

The consummation of the transactions contemplated by the Equity Purchase Agreement is subject to specified conditions, including Bankruptcy Court approval of the plan of reorganization as contemplated by the Support Agreement, our compliance with each of the Milestones set out in the Support Agreement, the absence of any event of default under the DIP Facility, the absence of any circumstances constituting a “Material Adverse Effect” (as defined in the Equity Purchase Agreement), our having an amount of cash equal to at least $20 million, plus the amount by which the aggregate of accounts payable exceeds $10 million, as of the closing date (after giving effect to all of the restructuring transactions set forth in the Proposed Plan), and the absence of any material breach of the Support Agreement by us or any other supporting credit facility lender (other than the Supporting Oaktree Lender).

The EPA Order extended by two weeks each of the Milestones that are to be implemented under the plan of reorganization as contemplated by the Support Agreement, as set forth in the Support Agreement. Pursuant to the agreed-upon extension of the Milestones, we filed the chapter 11 plan of reorganization (as amended, the “Plan”) and the accompanying disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court on January 31, 2012.

The Equity Purchase Agreement may be terminated by mutual written agreement of us and the Oaktree Funds. The Equity Purchase Agreement may also be terminated in a number of other circumstances, including, without limitation:

•                  by us or the Oaktree Funds if the lenders under the Pre-petition Senior Facilities have directed us to commence an “Acceptable Sale Process” pursuant to the terms of the DIP Facility;

•                  by the Oaktree Funds if: (i) we fail to comply with the Milestones; (ii) the definitive documents for the transactions contemplated in the Support Agreement which are filed by us include terms that are inconsistent with the Term Sheet in any material respect; (iii) there is any event of default by us under the DIP Facility that remains uncured for the specified period; (iv) there is a material breach by the Supporting Creditors (other than the Supporting Oaktree Lender) of any of their obligations under the Support Agreement that remains uncured for the specified period; (v) we file a motion for relief seeking certain specified actions; (vi) the conditions to the Oaktree Fund’s obligations set forth in the Equity Purchase Agreement fail to be satisfied, or (vii) there is a material breach by us of our obligations under the Equity Purchase Agreement or the Support Agreement that remains uncured for the specified period; and

•                  by us if: (i) there is a material breach by the Oaktree Fund of its obligations under the Equity Purchase Agreement or the Support Agreement that remains uncured for the specified period; or (ii) our Board of Directors determines, in good faith and upon the advice of their advisors, in their sole discretion, that continued pursuit of the Plan is inconsistent with their fiduciary duties.

On February 27, 2012, we entered into a Limited Waiver Agreement (the “EPA Waiver”) with the Oaktree Funds. Pursuant to the EPA Waiver, the Oaktree Funds waived all of their termination rights and rights to assert the failure to occur of any closing conditions under the Equity Purchase Agreement arising solely out of (i) our failure to maintain minimum cumulative Consolidated EBITDA (as defined in the DIP Facility) of $2,115,000 for the period commencing on November 1, 2011 and ending on December 31, 2011 and minimum Consolidated EBITDA of $4,600,000 for the period commencing on November 1, 2011 and ending on January 31, 2012 and (ii) the event of default arising under the DIP Facility arising therefrom.

The Plan

On January 31, 2012, we filed the Plan, together with an accompanying Disclosure Statement, with the Bankruptcy Court. On February 26, 2012, we filed an amended Plan and Disclosure Statement with the Bankruptcy Court amending the initial Plan and Disclosure Statement filed on January 31, 2012. Following a Bankruptcy Court hearing on February 28, 2012 to approve the Disclosure Statement, on February 29, 2012, we filed a further amended Plan and Disclosure Statement. On March 1, 2012, we filed the solicitation version of the Disclosure Statement with the Bankruptcy Court.  A hearing on confirmation of the Plan is currently scheduled for April 25, 2012.

The Plan will become effective only if it is confirmed by the Bankruptcy Court and upon the fulfillment of certain other conditions contained in the Plan. These conditions precedent include, but are not limited to, the following:

•                  the Bankruptcy Court shall have entered the confirmation order in form and substance reasonably acceptable to us, the Oaktree Funds and the Supporting Creditors, and such confirmation order shall have become a final order;

•                  the terms of certain organizational agreements, including the new securities issued pursuant to the Plan, shall be consistent with the terms of the Plan;

•                  certain claims and expenses shall have been paid in accordance with the Plan and on terms reasonably satisfactory to the Oaktree Funds;

•                  the conditions precedent to the Equity Purchase Agreement shall have been satisfied or waived; and

•                  the Rights Offering, described below, shall have been conducted and consummated.

We may waive the conditions precedent to the Plan with the written consent of the Supporting Creditors and the Oaktree Funds. We cannot give any assurances as to when, or ultimately if, the Plan will become effective.

The summary of the provisions of the Plan and our related capital structure contained herein highlights certain substantive provisions of the Plan and our resulting capital structure and is not a complete description of the Plan or its provisions or our proposed post-petition capital structure. The summary is qualified in its entirety by reference to the full text of the Plan, which is available, along with additional information on the Chapter 11 Cases, at www.GMRRestructuring.com. The Plan and the information on, or accessible through this website, are not part of or incorporated by reference herein.

Pre-petition Claims

On January 17, 2012, we filed schedules of our assets and liabilities existing as of the commencement of the Chapter 11 Cases with the Bankruptcy Court. In January 2012, the Bankruptcy Court set February 23, 2012 as the general bar date (the date by which most persons that wished to assert a pre-petition claim against us had to file a proof of claim in writing). We are evaluating the claims that were submitted and investigating unresolved proofs of claim. We filed a motion seeking to establish procedures to reconcile and resolve certain proofs of claim with the Bankruptcy Court on March 1, 2012. Our Liabilities subject to compromise represent our current estimate of claims expected to be allowed by the Bankruptcy Court.  At this time we cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since our evaluation, investigation and reconciliation of the filed claims has not been completed.

General

Under the terms of the Plan, we will receive an infusion of $175 million in new capital from funds managed by Oaktree Capital Management, L.P. (“Oaktree”), less the amount raised in the Rights Offering described below, we will continue to operate as a going concern and we will reduce our funded indebtedness by approximately $600 million.

Additional terms of the Plan include:

•                  tax claims, obligations under the DIP Facility, and other obligations secured with our assets will be paid in full, in cash;

•                  $75 million of our existing Pre-petition Senior Facilities will be repaid, and we will enter into the Exit Facilities (as described below under “Exit Financing”);

•                  the secured amount of our existing Oaktree Credit Facility will be converted into 50% of our new equity on an undiluted basis;

•                  holders of allowed general unsecured claims against General Maritime Corporation will receive their pro rata share of warrants to purchase 2.5% of new equity in General Maritime Corporation;

•                  eligible holders of allowed general unsecured claims against General Maritime Corporation and our debtor subsidiaries that guarantee our obligations under our secured facilities have the opportunity to participate in a Rights Offering (as described below) to purchase up to 17.5% of our new equity on an undiluted basis for up to $61.25 million;

•                  holders of allowed general unsecured claims against General Maritime Corporation and our debtor subsidiaries that guarantee our obligations under our secured facilities that are not eligible to participate in the Rights Offering will receive the lesser of (i) their pro rata share of a non-eligible rights offering offeree distribution fund (established as a cash fund in the amount of $15,000), and (ii) 0.75% of the amount of such allowed claim from the non-eligible rights offering offeree distribution fund;

•                  holders of allowed general unsecured claims against the non-guarantor debtors will receive any cash available after payment of all senior claims against such non-guarantor debtors; and

•                  holders of old equity interests in General Maritime Corporation will receive no distribution on account of their interests.

The Plan contemplates a rights offering (the “Rights Offering”) by us. In the Rights Offering, eligible holders of general unsecured claims will have the opportunity to purchase up to 17.5% of the new equity of the reorganized Company on an undiluted basis for up to $61.25 million, at a subscription price of $36.84 per share. To the extent that the Rights Offering is not fully subscribed by general unsecured creditors, the Oaktree Funds are committed to purchase any unsubscribed rights. General unsecured creditors which are not eligible to participate in the Rights Offering will receive the cash equivalent of the right to participate in the offering, approximately equal to a 0.75% recovery on their unsecured claims. The Rights Offering will be limited to those holders of general unsecured claims that are either qualified institutional buyers or accredited investors, as defined by applicable securities laws.

On February 28, 2012, the Bankruptcy Court entered an order approving the Rights Offering.  On February 29, 2012, the Bankruptcy Court entered an order approving the Disclosure Statement. The Bankruptcy Court also approved procedures by which the Company will solicit votes on the Plan and procedures for the Rights Offering, and set certain dates and procedures related to seeking confirmation of the Plan.

Consummation of the transactions contemplated under the Plan is subject to approval by the Bankruptcy Court. The hearing to consider approval of the Plan is scheduled to commence on April 25, 2012.

The Plan has not been approved by the Bankruptcy Court. There can be no assurance that our stakeholders will approve the Plan or that the Bankruptcy Court will confirm the Plan. We will emerge from Chapter 11 if and when the Plan receives the requisite approval from holders of claims, an order confirming the Plan is entered by the Bankruptcy Court, and certain conditions to the effectiveness of the Plan, as stated therein, are satisfied. This Annual Report on Form 10-K is not intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Amended Plan and Amended Disclosure Statement may be revised to reflect events that occur after the dates of their filing but prior to Bankruptcy Court approval.

Information contained in the Plan and the Disclosure Statement is subject to change, whether as a result of amendments to the Plan, actions of third parties, or otherwise, and the Plan is subject to confirmation by the Bankruptcy Court.

This Annual Report on Form 10-K is not an offering of any securities to be offered pursuant to Plan or the Rights Offering. Such securities will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States unless registered under the Securities Act or pursuant to an applicable exemption therefrom.

Exit Financing

The Plan provides for us to incur indebtedness upon the effective date of the Plan (the “Effective Date”) consisting of (i) a $273.8 million senior secured credit facility (the “$273M Exit Facility”) to be provided to General Maritime Subsidiary II Corporation by Nordea Bank Finland plc, New York Branch and a syndicate of lenders (collectively, the “$273M Exit Facility Lenders”) and (ii) a $508.9 million senior secured credit facility (the “$508M Exit Facility” and, together with the $273M Exit Facility, the “Exit Facilities”) to be provided to General Maritime Subsidiary Corporation by Nordea Bank Finland plc, New York Branch and a syndicate of lenders (collectively, the “$508M Exit Facility Lenders”).  For more information, see “— Restructuring Support Agreement.”

DIP Facility

See “- Liquidity and Capital Resources- DIP Facility.”

Bankruptcy Reporting Requirements

As a result of the commencement of the Chapter 11 Cases, we are now required to file various documents with, and provide certain information to, the Bankruptcy Court and other parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by applicable bankruptcy law. Such materials have been and will be prepared according to requirements of applicable bankruptcy law. While we believe these materials provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, we believe that the substance and format of these materials do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Notifications

Shortly after the Petition Date, we began notifying current or potential creditors of the commencement of the Chapter 11 Cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of our property, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Creditors’ Committee

On November 29, 2011, the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Creditors’ Committee”). Generally, the Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Chapter 11 Cases.

Going Concern and Financial Reporting in Reorganization

Our commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) develop a plan of reorganization and obtain confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) comply with the financial and other covenants contained in the DIP Facility, and, after the effective date of the Plan, the Exit Facilities (iv) reduce debt and other liabilities through the bankruptcy process, (v) return to profitability, (vi) generate sufficient cash flow from operations, and (vii) obtain financing sources to meet the our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility and the Equity Purchase Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in our capitalization or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

We were required to apply the FASB’s provisions of Reorganizations effective on November 17, 2011, which is applicable to companies under bankruptcy protection, which generally does not change the manner in which financial statements are prepared. However, the FASB’s provisions do require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the year ended December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Currently each of our 2011 Credit Facility, 2010 Amended Credit Facility and Oaktree Credit Facility have priority over our unsecured creditors; however we continue to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The accompanying consolidated financial statements do not reflect any adjustments relating to the classification of assets or liabilities as a result of adopting the requirements of bankruptcy accounting. In addition, these accompanying consolidated financial statements do not reflect any adjustments of the carrying value of assets and liabilities which may result from any plan of reorganization adopted by us.

If any of our outstanding debt instruments are refinanced in a transaction that is required to be accounted for as an extinguishment of debt or any outstanding balance is accelerated by the holders of such debt, unamortized debt costs at the refinancing or acceleration date would be required to be expensed in the period of such refinancing or acceleration.

Defaults Under Outstanding Debt Instruments

The filing of the Chapter 11 Cases constituted an event of default with respect to each of the following debt instruments:

•                  the Oaktree Credit Facility, relating to approximately $214.5 million of principal and accrued and unpaid interest outstanding;

•                  the 2011 Credit Facility, relating to approximately $537.9 million of principal and accrued and unpaid interest outstanding;

•                  the 2010 Amended Credit Facility, relating to approximately $314.1 million of principal and accrued and unpaid interest outstanding; and

•                  the 12% Senior Notes due 2017, relating to approximately $318.0 million of principal and accrued and unpaid interest outstanding.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under each of the Oaktree Credit Facility, the 2011 Credit Facility, the 2010 Amended Credit Facility and the Indenture, each as described above, was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against us and the application of the applicable provisions of the Bankruptcy Code.

Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts that we are a party to.

NYSE Delisting

On November 17, 2011, we received notice from the New York Stock Exchange (the “NYSE”) that it had determined that our common stock should be immediately suspended from trading on the NYSE. The NYSE indicated that this decision was reached as a result of our filing of the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court.

The last day that our common stock traded on the NYSE was November 16, 2011.  Our common stock commenced trading on the over-the-counter (“OTC”) market on November 17, 2011.

On December 14, 2011, the NYSE filed an application with the SEC to delist our common stock.  The delisting became effective on December 24, 2011 in accordance with the terms of the application.

Risks and Uncertainties

Our ability, both during and after the Bankruptcy Court proceedings, to continue as a going concern is contingent upon, among other things, our ability: (i) to comply with the terms and conditions of the DIP Facility and the Equity Purchase Agreement; (ii) to obtain confirmation of the Plan under the Bankruptcy Code; (iii) to generate sufficient cash flow from operations; (iv) to reach an acceptable outcome from our discussions with the Creditors’ Committee; and (v) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring under the Bankruptcy Code is critical to our continued viability and long-term liquidity. While we are working towards achieving these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

We urge that appropriate caution be exercised with respect to existing and future investments in any of our liabilities and/or our securities. See “Part I—Item 1A. Risk Factors.”

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at www.sec.gov.

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
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to employ our existing competitive strengths to enhance our position within the industry and maximize long-term cash flow.  Our strategic initiatives include:

•                  Managing our fleet in a disciplined manner. We have been an industry consolidator focused on opportunistically acquiring high-quality vessels or newbuilding contracts for such vessels. We are continuously and actively monitoring the market in an effort to take advantage of expansion and growth opportunities. We completed the stock-for-stock acquisition of Arlington Tankers Ltd. in December 2008, which resulted in our acquisition of eight vessels. We acquired seven Metrostar Vessels between July 2010 and April 2011.  We also evaluate opportunities to monetize our investment in vessels by selling them when conditions are favorable and have a track record of vessel acquisitions and divestitures.

•                  Balancing vessel deployment to maximize fleet utilization and cash flows. We actively manage the deployment of our fleet between time charters including through commercial pool arrangements and spot market voyage charters. Our vessel deployment strategy is designed to provide greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. Our goal is to be the first choice of our customers for the transportation of crude oil and refined petroleum products. We constantly monitor the market and seek to anticipate our customers’ transportation needs and to respond quickly when we recognize attractive chartering opportunities. Part of our deployment strategy centers around the use of “sister ships” within our fleet. Sister ships enhance our revenue generating potential by providing operational and scheduling flexibility. The uniform nature of many vessels in our fleet also provides us with cost efficiencies in maintaining, supplying and crewing our tankers.

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

OUR FLEET

As of March 10, 2012, our fleet consists of 33 vessels and is comprised of seven VLCCs, eight Aframax vessels, 12 Suezmax vessels, two Panamax vessels, one Handymax vessel and three chartered-in Handymax vessels.  The following chart provides information regarding our 33 vessels.

Vessel	Yard	Year Built	Year Aquired	DWT	Employment Status	Flag	Sister ships (4)
OUR CURRENT FLEET

AFRAMAX TANKERS
Genmar Strength (1)	Sumitomo	2003	2004	105,674	TC	Liberia	A
Genmar Defiance (1)	Sumitomo	2002	2004	105,538	TC	Liberia	A
Genmar Ajax (1)	Samsung	1996	1998	96,183	TC	Liberia	B
Genmar Agamemnon (1)	Samsung	1995	1998	96,214	Spot	Liberia	B
Genmar Minotaur (1)	Samsung	1995	1998	96,226	Spot	Liberia	B
Genmar Alexandra (1)	S. Kurushima	1992	2001	102,262	Spot	Marshall Islands
Genmar Elektra (1)	Tsuneishi	2002	2008	106,548	Spot	Marshall Islands	C
Genmar Daphne (1)	Tsuneishi	2002	2008	106,560	Spot	Marshall Islands	C

				815,205
SUEZMAX TANKERS
Genmar George T (1)	TSU	2007	2007	149,847	Spot	Marshall Islands	D
Genmar St. Nikolas (1)	TSU	2008	2008	149,876	Spot	Marshall Islands	D
Genmar Kara G (1)	TSU	2007	2007	150,296	Spot	Liberia	E
Genmar Harriet G (1)	TSU	2006	2006	150,205	TC	Liberia	E
Genmar Orion (1)	Samsung	2002	2003	159,992	Spot	Marshall Islands
Genmar Argus (1)	Hyundai	2000	2003	164,097	Spot	Marshall Islands	F
Genmar Spyridon (1)	Hyundai	2000	2003	153,972	Spot	Marshall Islands	F
Genmar Hope (1)	Daewoo	1999	2003	153,919	Spot	Marshall Islands	G
Genmar Horn (1)	Daewoo	1999	2003	159,475	Spot	Marshall Islands	G
Genmar Phoenix (1)	Halla	1999	2003	149,999	Spot	Marshall Islands
Genmar Maniate (2)	Hyundai	2010	2010	165,000	Spot	Marshall Islands	H
Genmar Spartiate (2)	Hyundai	2011	2011	165,000	Spot	Marshall Islands	H

				1,871,678
VLCC
Genmar Victory (1)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	Pool	Bermuda	I
Genmar Vision (1)	Hyundai H.I. Co Ltd., Korea	2001	2008	314,000	Pool	Bermuda	I
Genmar Zeus (2)	Hyundai H.I. Co Ltd., Korea	2010	2010	318,325	Pool	Marshall Islands
Genmar Poseidon (2)	Daewoo	2002	2010	305,796	TC	Marshall Islands
Genmar Ulysses (2)	Hyundai Samho	2003	2010	318,695	Pool	Marshall Islands
Genmar Atlas (2)	Daewoo	2007	2010	306,005	TC	Marshall Islands	J
Genmar Hercules (2)	Daewoo	2007	2010	306,543	Pool	Marshall Islands	J

				2,183,364
PANAMAX
Genmar Compatriot (1)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	K
Genmar Companion (1)	Dalian Shipyard Ltd., China	2004	2008	72,750	TC	Bermuda	K

				145,500
PRODUCT CARRIERS
Genmar Consul (1)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Bermuda	L
Genmar Concord (3)	Uljanik Brodogradiliste, Croatia	2004	2008	47,400	TC	Marshall Islands	L
Stena Concept (3)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Marshall Islands	L
Stena Concept (3)	Uljanik Brodogradiliste, Croatia	2005	2008	47,400	TC	Marshall Islands	L

				189,600
		FLEET TOTAL- ALL		5,205,347

		CHARTERED-IN		(142,200)

		FLEET TOTAL- OWNED		5,063,147

TC = Time Chartered (see “—Our Charters”)

Pool = Vessel is chartered into a commercial pool where it receives variable rates from the pool based on the pool’s profits derived from subchartering the vessels on spot voyage charters.

(1)   Vessel is currently collateral for our 2011 Credit Facility.

(2)   Vessel is currently collateral for our 2010 Amended Credit Facility.

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

On December 16, 2008, pursuant to an Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008, by and among the General Maritime Corporation (“we” or the “Company”), Arlington Tankers Ltd. (“Arlington”), Archer Amalgamation Limited (“Amalgamation Sub”), Galileo Merger Corporation (“Merger Sub”) and General Maritime Subsidiary Corporation (formerly General Maritime Corporation) (“General Maritime Subsidiary”), Merger Sub merged with and into General Maritime Subsidiary, with General Maritime Subsidiary continuing as the surviving entity (the “Merger”), and Amalgamation Sub amalgamated with Arlington (the “Amalgamation” and, together with the Merger, collectively, the “Arlington Acquisition”).  As a result of the Arlington Acquisition, General Maritime Subsidiary and Arlington each became a wholly-owned subsidiary of the Company and General Maritime Subsidiary changed its name to General Maritime Subsidiary Corporation.  In addition, upon the consummation of the Arlington Acquisition, we exchanged 1.34 shares of our common stock for each share of common stock held by shareholders of General Maritime Subsidiary and exchanged one share of our common stock for each share held by shareholders of Arlington.  We acquired two VLCCs, two Panamax vessels and four Handymax vessels pursuant to the Arlington Acquisition.

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

On June 3, 2010, we entered into agreements to purchase the Metrostar Vessels from Metrostar for an aggregate purchase price of approximately $620 million. Through April 2011, we took delivery of the five VLCCs and two Suezmax newbuildings.  We refer to the Genmar Spartiate, Genmar Zeus, Genmar Poseidon, Genmar Ulysses, Genmar Atlas, Genmar Hercules, and the Genmar Maniate as the Metrostar Vessels.

On February 8, 2011 we completed the disposition of three of our product tankers to Northern Shipping Fund Management Bermuda, Ltd. (“Northern Shipping”).  In connection with the sale of these three product tankers, each vessel has been leased back to one of our subsidiaries under a bareboat charter entered into with Northern Shipping.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2011 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2011 Credit Facility.

On March 18, 2011, we sold the Genmar Constantine for net proceeds of $7.2 million and subsequently paid $8.8 million as a permanent reduction of the 2011 Credit Facility.

On April 5, 2011, we sold the Genmar Progress, for which we received net proceeds of $7.8 million and repaid $7.9 million as a permanent reduction under our 2011 Credit Facility.

On April 12, 2011, we took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for $76 million, of which we paid $22.8 million in cash and $7.6 million from the initial deposit, and drew down $45.6 million on our 2010 Amended Credit Facility.

On October 25, 2011, we sold the Genmar Revenge for which we received net proceeds of $8.0 million and repaid $8.2 million as a permanent reduction under our 2011 Credit Facility.

All of our vessels in our current fleet are double-hull.

Commercial management for our vessels, except for the VLCCs in the Seawolf Tankers pool, is provided through our wholly-owned subsidiary, General Maritime Management LLC.

FLEET DEPLOYMENT

We strive to optimize the financial performance of our fleet by deploying our vessels on time charters, including through commercial pool arrangements, and in the spot market.  We believe that our fleet deployment strategy provides us with the ability to benefit from increases in tanker rates while at the same time maintaining a measure of stability through cycles in the industry.  The following table details the percentage of our fleet operating on time charters and in the spot market during the past three years.

	TIME CHARTER VS.SPOT MIX
	(as % of operating days)
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Percent in Time Charter Days	51.1%	51.0%	73.8%
Percent in Spot Days	48.9%	49.0%	26.2%
Total Vessel Operating Days	11,845	11,644	10,681

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

OUR CHARTERS

As of December 31, 2011, 12 of our vessels are on time charters expiring between May 2012 and August 2013, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Ajax	Aframax	June 30, 2012	$13,750
Genmar Atlas	VLCC	July 4, 2012	$15,000
Stena Concept	Handymax	July 4, 2012	$14,000
Stena Contest	Handymax	July 4, 2012	$14,000
Genmar Companion	Panamax	February 10, 2013	$16,500	(2)
Genmar Compatriot	Panamax	February 23, 2013	$16,500	(3)
Genmar Concord	Handymax	March 30, 2013	$12,000	(4)
Genmar Consul	Handymax	February 7, 2013	$12,000	(5)
Genmar Defiance	Aframax	May 5, 2012	$14,175
Genmar Harriet G	Suezmax	August 17, 2013	$20,750
Genmar Poseidon	VLCC	July 19, 2012	$15,000
Genmar Strength	Aframax	August 31, 2012	$20,000

(1)                   Before brokers’ commissions.

(2)                   Rate adjusts to $15,000 per day on February 10, 2012.

(3)                   Rate adjusts to $15,000 per day on February 23, 2012.

(4)                   Rate adjusts to $14,000 per day on March 30, 2012 and to $16,000 per day on September 30, 2012.

(5)                   Rate adjusts to $14,000 per day on February 7, 2012 and to $16,000 per day on August 7, 2012.

OPERATIONS AND SHIP MANAGEMENT

General Maritime Subsidiary Managed Vessels

We employ experienced management in all functions critical to our operations, aiming to provide a focused marketing effort, tight quality and cost controls and effective operations and safety monitoring.  Through our wholly-owned subsidiaries, General Maritime Management LLC and General Maritime Management (Portugal) Lda, we currently provide the commercial and technical management necessary for the operations of our General Maritime Subsidiary Vessels (except for the Genmar Harriet G), which include ship maintenance, officer staffing, crewing, technical support, shipyard supervision, and risk management services through our wholly-owned subsidiaries.

Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port.  We regularly inspect our vessels.  We examine each vessel and make specific notations and recommendations for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew.  We have an in-house safety staff to oversee these functions.

The following services are performed by General Maritime Management LLC and General Maritime Management (Portugal) Lda with respect to our General Maritime Subsidiary Vessels (except for the Genmar Harriet G):

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

Third-Party Managed Vessels

Our Arlington Vessels, Metrostar Vessels and the Genmar Harriet G are party to technical management agreements with third parties.  However, except for the VLCCs in the Seawolf Tankers pool, we provide commercial management for all of our vessels.

Two Handymax vessels (Stena Concept and Stena Contest) were party to fixed-rate ship management agreements with Northern Marine, which expired in July 2011 in connection with the expiration of the related time charters for these vessels.  Under these fixed-rate ship management agreements, Northern Marine was responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine had outsourced some of these services to third-party providers.  We had agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

We signed new ship management agreements with Northern Marine for Genmar Victory and Genmar Vision and with Anglo Eastern for Genmar Companion, Genmar Concord, Genmar Compatriot, Genmar Consul, Stena Concept and Stena Contest after the expiration of the time charters to which they were party when we acquired them and the termination of the related fixed-rate management agreements for these vessels. These new agreements began on a mutually-agreed date after the expiration of the ship management agreements and have renewable terms of two years with respect to the new agreements with Northern Marine. The terms of each of these eight new agreements are substantially different from those of the prior management agreements for these vessels, including the removal of certain provisions relating to coverage of costs for drydocking, return of vessels in-class, incentive fees, indemnification and insurance.

Each of our Metrostar Vessels is party to technical management agreements with OSM Ship Management and the Genmar Harriet G is party to a technical management agreement with Wallem Shipmanagement.  Under each of these agreements, we pay the technical manager a monthly management fee and make monthly advances to cover the cost of the technical manager operating the vessels.

CREWING AND EMPLOYEES

As of December 31, 2011, we employed approximately 85 office personnel. Approximately 43 of these employees manage the commercial operations of our business, and are located in New York City.  We have 37 employees located in Lisbon, Portugal, who manage the technical operations of our business, and are subject to a local company employment collective bargaining agreement which covers the main terms and conditions of their employment.  We have five employees who procure crews for most of our vessels, three of which are located in Novorossiysk, Russia and two of which are located in Mumbai, India (who work from office space provided by a third party technical manager).

As of December 31, 2011, we employed approximately 765 seaborne personnel to crew our General Maritime Subsidiary Vessels, except for the Genmar Harriet G, who are staffed by our offices in India, Russia and Portugal.  Crews for our Arlington Vessels are provided by Northern Marine and Anglo Eastern as described above.  Crews for our Metrostar Vessels are provided by OSM Ship Management. The crew for the Genmar Harriet G is provided by Wallem Shipmanagement.

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

CUSTOMERS

Our customers include most oil companies, as well as oil producers, oil traders, vessel owners and others.  During the year ended December 31, 2011, two of our customers, Trafigura and Shell accounted for 10.9% and 10.3% of our voyage revenues, respectively.

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

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards.  We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact, such as one comparable to the 2010 Deepwater Horizon oil spill in the Gulf of Mexico, could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization (IMO)

The United Nations’ International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships. By January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”). By July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America will also be designated ECAs, as will (effective January 1, 2014), the United States Caribbean Sea. Ocean-going vessels in these areas will be subject to stringent emissions controls and may cause us to incur additional costs.  If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS Convention and LL Convention standards.

The operation of our ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the IMO’s International Management Code for the Safe Operation of Ships and for Pollution Prevention, or the ISM Code.  The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies.  We rely upon the safety management systems that we and our technical managers have developed for compliance with the ISM Code.  The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate, or SMC, for each vessel they operate.  This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or SMS.  No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, or DOC, issued in most instances by the vessel’s flag state.  We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our vessels for which such certificates are required by the IMO.  We renew these documents of compliance and safety management certificates as required.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004.  The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.  The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage.  To date, there has not been sufficient adoption of this standard for it to take force.  However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels.  In addition, our vessels would be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1,500-5,000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5,000 cubic meters.  If mid-ocean ballast exchange is made mandatory, or if ballast water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers, and the costs of ballast water treatment may be material.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

The IMO has also adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000, or the CLC. Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result.  The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident.

Noncompliance with the ISM Code or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  Vessels of over 400 gross tons engaged in international voyages will be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

The IMO continues to review and introduce new regulations.  It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills.  OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.  OPA defines these other damages broadly to include:

i.                  injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

ii.               injury to, or economic losses resulting from, the destruction of real and personal property;

iii.            net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

iv.           loss of subsistence use of natural resources that are injured, destroyed or lost;

v.              lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

vi.           net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective July 31, 2009 the U.S. Coast Guard adjusted the limits of OPA liability to the greater of $2,000 per gross ton or $17.088 million per double hull tanker (subject to periodic adjustments for inflation).  These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies.  There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war.  Liability under CERCLA is limited to the greater of

$300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel.  These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee.  Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA.  We have provided such evidence and received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels required to have one.  The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels.  If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other United States Environmental Regulations

The U.S. Clean Water Act, or the CWA, prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges.  The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, most U.S. States that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance.  These laws may be more stringent than U.S. federal law.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.  U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. In 2009 the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases.  As of November 2011, the Office of Management and Budget continues to review this proposed rule. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

The U.S. Clean Air Act of 1970 (including its amendments in 1977 and 1990), or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements. The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in each state.  Although state-specific SIPS may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained.  The European Union also adopted and then extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses.  The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that will enter into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also considering the development of market-based mechanisms to reduce greenhouse gas emissions from ships. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world’s tonnage have ratified it. The MLC 2006 has not yet been ratified, but its ratification would require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security, such as the Maritime Transportation Security Act of 2002, or MTSA.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency (EPA).

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

•             a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•             compliance with flag state security certification requirements.

A ship operating without a valid certificate may be detained at port until it obtains an ISSC, or may be expelled from port or refused entry at port.

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be evaluated, surveyed and approved by a classification society.  The classification society certifies that the vessel is ‘‘in class,’’ signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state.  These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classes are required to be performed as follows:

•  Annual Surveys:  For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•  Intermediate Surveys:  In addition to annual surveys, intermediate surveys typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

•  Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull.  At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures.  Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals.  The classification society may grant a one-year grace period for completion of the special survey.  Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear.  In lieu of the special survey every four or five years, depending on whether a grace period was granted, a vessel owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle.  Upon a vessel owner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class.  This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere.  The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections.  If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the vessel owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies.  All of our vessels have been certified as being “in class” by a recognized classification society.  All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

ITEM 1A.  RISK FACTORS

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this annual report on Form 10-K are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) the loss or material downtime of significant vendors and service providers; (iv) changes in demand; (v) a material decline or prolonged weakness in rates in the tanker market; (vi) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vii) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (viii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the IMO and the European Union or by individual countries; (ix) actions taken by regulatory authorities; (x) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (xi) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xii) changes in the typical seasonal variations in tanker charter rates; (xiii) changes in the cost of other modes of oil transportation; (xiv) changes in oil transportation technology; (xv) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xvi) changes in general domestic and international political conditions; (xvii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xviii) changes in the itineraries of the our vessels; (xix) adverse changes in foreign currency exchange rates affecting our expenses; (xx) financial market conditions; and  (xxi) our ability to comply with the covenants and conditions and borrow under our credit facilities; (xxii) the effects of changes in our credit rating; (xxiii) our ability to timely and effectively implement and execute our plan to restructure our capital structure; (xxiv) our ability to arrange and consummate financing or sale transactions or to access capital; (xxv) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xxvi) our ability to continue as a going concern; (xxvii) the satisfaction of the conditions to the consummation of the Plan, as described in the Plan and the Disclosure Statement; (xxviii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Support Agreement, pursuant to which various stakeholders have agreed to support the Plan, or the Equity Purchase Agreement, pursuant to which Oaktree-managed funds have agreed to put new capital into us; (xxix) objections that may be raised with respect to the Plan and the adjudication of those objections in the Chapter 11 Cases; (xxx) the outcome of the discussions with the Creditors Committee and our ability and the Creditors Committee to achieve consensus; (xxxi) whether we are able to generate sufficient cash flows and maintain adequate liquidity to meet our liquidity needs, service our indebtedness and finance the ongoing obligations of our business during the Chapter 11 Cases and thereafter, including the extent to which our operating results may continue to be affected by weakness in market conditions and charter rates; (xxxii) the effects of the Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the cases in general; (xxxiii) the length of time we will operate under the Chapter 11 Cases; (xxxiv) the pursuit by our various creditors, equity holders and other constituents of their interests in the Chapter 11 Cases in general; (xxxv) other potential adverse effects of the Chapter 11 proceedings on liquidity or results of operations in general, including our ability to operate pursuant to the terms of the debtor-in-possession facility and increased administrative and restructuring costs related to the Chapter 11 Cases; (xxxvi) our ability to maintain contracts that are critical to its operation, to obtain and maintain acceptable terms with our vendors, customers and service providers and to retain key executives, managers and employees; (xxxvii) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxxviii) our ability to obtain sufficient and acceptable “exit” financing; and the other factors listed from time to time in our filings with the SEC.

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

RISKS RELATED TO THE CHAPTER 11 CASES

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

•                  the occurrence of any event, change or other circumstance that could give rise to the termination of the Support Agreement and Equity Purchase Agreement entered into with certain of our lenders under the Pre-Petition Credit Facilities;

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

The Chapter 11 Cases may affect our relationships with, and their ability to negotiate favorable terms with, creditors, customers, charterers, vendors, employees, and other personnel and counterparties.  While we expect to continue normal operations, public perception of our continued viability may affect, among other things, the desire of new and existing charterers and customers to enter into or continue their charter or other agreements or arrangements with us.  The failure to maintain any of these important relationships could adversely affect our business, financial condition and results of operations.  Because of the public disclosure of the Chapter 11 Cases and our liquidity constraints, our ability to maintain normal credit terms with vendors may be impaired.

Also, upon the commencement of the Chapter 11 Cases, transactions outside the ordinary course of business require approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or to take advantage of certain opportunities. We are operating under a cash management strategy to preserve liquidity. This ongoing cash management strategy limits many of our operational and strategic initiatives designed to maintain or grow our business over the long term. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations.

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

The DIP Facility may be insufficient to fund our business operations, or may be unavailable if we do not comply with its terms.

Although we believe that we will have sufficient liquidity to operate our businesses through the Effective Date, there can be no assurance that the revenue generated by our business operations, together with amounts available under the DIP Facility, will be sufficient to fund our operations, especially as we expect to incur substantial professional and other fees related to the Chapter 11 Cases. In the event that revenue flows and available borrowings under the DIP Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. Similarly, in the event that we fail to comply with any of the terms or conditions of the DIP Facility, the outstanding principal balance under the DIP Facility (including accrued interest thereon) may become due and payable and we may need to obtain additional financing to repay the amount due under the DIP Facility. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable to us or the Bankruptcy Court. If, for one or more reasons, we are unable to obtain such additional financing, we could be required to seek a sale of the company or certain of its material assets or our businesses and assets may be subject to liquidation under chapter 7 of the Bankruptcy Code and we may cease to continue as a going concern.

The DIP Facility provides for affirmative and negative covenants, including negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions, as well as financial covenants including compliance with a budget, minimum cumulative EBITDA and minimum liquidity. There can be no assurance that we will be able to comply with these covenants and meet our obligations as they become due or to comply with the other terms and conditions of the DIP Facility. Should business activity levels be below expectations, we could default on our DIP Facility obligations.

Any default of our obligations under the DIP Facility could result in a default of our obligations under the Restructuring Support Agreement and the Equity Purchase Agreement, which could imperil our ability to confirm the Plan.

We may not meet certain financial covenants under our DIP Facility and are pursuing amendments to our DIP Facility intended to allow us to remain in compliance with such covenants.

The DIP Facility requires us to maintain minimum cumulative EBITDA for the period commencing on November 1, 2011 and ending on the last day of a month set forth below in the following respective amount:

Month	Minimum EBITDA
December 2011	$2,115,000
January 2012	$4,600,000
February 2012	$6,875,000
March 2012	$9,350,000
April 2012	$12,100,000
May 2012	$15,700,000
June 2012	$19,225,000
July 2012	$23,725,000
August 2012	$28,050,000
September 2012	$32,750,000
October 2012	$37,200,000

On February 15, 2012, we entered into a waiver (the “DIP Facility Waiver”) to the DIP Facility.  We did not meet the minimum cumulative EBITDA requirement of $2.1 million for the period commencing on November 1, 2011 through and including December 31, 2011.  The DIP Facility Waiver waives the minimum EBITDA covenant for this period and the period commencing on November 1, 2011 through and including January 31, 2012.

Furthermore, based on our results of operations since November 1, 2011, we believe that, absent an amendment or additional waivers to the DIP Facility, we may not meet the minimum cumulative EBITDA requirement for certain periods commencing on November 1, 2011 and ending after January 31, 2012.  We experienced diminished chartering activity during the period surrounding our filing of the Chapter 11 Cases and continue to be subject to a difficult charter rate environment, which have negatively impacted our cumulative EBITDA.  In this connection, we are seeking an amendment to the DIP Facility to provide us with greater flexibility in complying with the covenants under the DIP Facility.  We cannot assure you that any amendment or waiver could be obtained on favorable terms, or at all. The terms of our existing agreements and other arrangements, including the Support Agreement and Equity Purchase Agreement, may restrict us from pursuing certain alternatives.  Any default of our obligations under the DIP Facility could result in a default of our obligations under the Support Agreement and the Equity Purchase Agreement, imperil our ability to confirm the Plan, force us to sell the Company or certain of its material assets or liquidate under chapter 7 of the Bankruptcy Code.

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

The commencement and prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

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

Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operation reflected in our historical financial statements. In connection with the Chapter 11 Cases and the Plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. The Plan will result in the cancellation of the common stock of General Maritime Corporation. It is impossible to predict at this time whether our other securities will be cancelled or if holders of such securities will receive any distribution with respect to, or be able to recover any portion of, their investments.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of such a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Plan results in holders of the common stock of General Maritime Corporation receiving no distribution on account of their interests and in the cancellation and extinguishment of their existing stock. If certain requirements of the Bankruptcy Code are met, the Plan can be confirmed notwithstanding its rejection by the class comprising the interests of General Maritime Corporation equity security holders. Therefore, an investment in General Maritime Corporation common stock is highly speculative and will become worthless (or be cancelled) in the future without any required approval or consent of the shareholders of General Maritime Corporation.

The Plan provides for a distribution of warrants to purchase new equity in General Maritime Corporation to holders of claims against General Maritime Corporation.  It is unclear at this stage of the Chapter 11 Cases if the Plan would allow for distributions with respect to our other securities. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

Our common stock is no longer listed on a national securities exchange and is quoted only in the over-the-counter market, which could negatively affect our stock price and liquidity.

The shares of our common stock were listed on the NYSE under the symbol “GMR.” In connection with the announcement of our filing for chapter 11, on November 17, 2011, the NYSE suspended the trading of our shares. Our common stock commenced trading on the OTC market on November 17, 2011. However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of our common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future.  For a summary of what we are proposing in the Plan see “- The Plan.”  The Plan is subject to Bankruptcy Court approval.

We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing securities. We may also modify or amend our existing securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future.

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

In connection with any plan of reorganization, we may consider potential asset sales. There can be no assurance that we will be successful in completing any asset sale transactions, because there may not be a sufficient number of buyers willing to enter into any transactions, we may not receive sufficient consideration for such assets, or the holders of our debt or equity securities may object to any sale of assets. These transactions, if completed, may reduce the size of our business. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of certain of our assets, which we may or may not choose to pursue.

The value of vessels have declined due to market conditions starting in 2008 and have continued to today. There is no assurance that we will receive adequate consideration for any vessel or other asset dispositions. Dispositions may result in us recognizing significant losses. As a result, our future disposition of vessels or other assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain confirmation of the Plan or there may be a delay of the Effective Date.

In order for us to emerge successfully from the Chapter 11 Cases as viable entities, we, like any other chapter 11 debtor, must obtain approval of the Plan from our creditors and confirmation of a plan of reorganization through the Bankruptcy Court, and then successfully implement the plan of reorganization.  The foregoing process requires us to (i) meet certain statutory requirements with respect to the adequacy of the disclosure statement relating to the plan of reorganization, (ii) solicit and obtain creditor acceptances of the plan of reorganization and (iii) fulfill other statutory conditions with respect to the confirmation of the plan of reorganization. Although we believe that the Plan satisfies all of the requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion.  Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not necessitate the re-solicitation of votes to accept the Plan, as modified.  Additionally, by its terms, the Plan will not become effective unless, among other things, the conditions precedent contained therein have been satisfied or waived in accordance with the terms of the Plan.

Although we believe that the Effective Date may occur during the second calendar quarter of 2012, there can be no assurance as to such timing or that the conditions to the Effective Date contained in the Plan will ever occur.  The impact that a prolonging of the Chapter 11 Cases may have on our operations cannot be accurately predicted or quantified.  The continuation of the Chapter 11 Cases, particularly if the Plan is not approved, confirmed, or implemented within the time frame currently contemplated, could adversely affect our operations and relationships between us and our customers and charterers, suppliers, service providers and creditors; result in increased professional fees and similar expenses; and threaten our ability to obtain the equity investment contemplated by the Equity Purchase Agreement.  Failure to confirm the Plan or any delay of the Effective Date could further weaken our liquidity position, which could jeopardize our exit from chapter 11, force us to sell the Company or certain of its material assets or liquidate under chapter 7 of the Bankruptcy Code.

Further, under the Plan, we could withdraw the Plan with respect to any Debtors and proceed with confirmation of the Plan with respect to any other Debtors.

The Equity Investment under the Equity Purchase Agreement may not be obtained and the Equity Purchase Agreement may be terminated.

The Equity Purchase Agreement is subject to specified conditions.  For example, the Oaktree Funds have the contractual right to terminate the Equity Purchase Agreement if, among other reasons, we fail to satisfy certain deadlines or do not have cash on hand of a minimum of $20 million (plus any amount by which accounts payable exceed $10 million) at closing (after giving effect to the transactions contemplated by the Plan).  Because the Plan is predicated on the our receipt of the equity investment contemplated by the Equity Purchase Agreement, we will not be able to consummate the Plan in its current form if we or the Oaktree Funds do not comply with our respective obligations under the Equity Purchase Agreement.  A failure to consummate the Plan or attract a different equity investment on terms acceptable to the DIP Lenders may result in a sale of substantially all of our assets in accordance with the Bidding Procedures Order entered by the Bankruptcy Court on December 15, 2011.

RISK FACTORS RELATED TO OUR BUSINESS AND OPERATIONS

Inadequate liquidity could materially adversely affect our future business operations.

Given the current business environment, our liquidity needs could be significantly higher than currently anticipated.  Our ability to maintain adequate liquidity through 2012 and beyond could depend on our ability to successfully implement the Plan, successful operation of our business, appropriate management of operating expenses and capital spending, and our ability to complete asset sales on favorable terms.  Our expected liquidity needs are highly sensitive to changes in each of these and other factors.

Even if we successfully take any or all of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal business activities, and cut back or eliminate other programs that are important to the future success of our business.  In addition, our customers, suppliers and service providers might respond to further weakening of our liquidity position by requesting quicker payment or requiring additional collateral.  If this were to happen, our need for cash would be intensified, and we may be unable to operate our business successfully.

The current global economic turndown and disruptions in world financial markets may negatively impact our business.

In recent years, there has been a significant adverse shift in the global economy, with operating businesses facing tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. Although the global economy has shown signs of recovery, the global economy remains relatively weak. Recovery of the global economy is proceeding at varying speeds across regions and remains subject to downside risks, including fragility of advanced economies and concerns over sovereign debt defaults by European Union member countries such as Greece.

The possibility of sovereign debt defaults by European Union member countries, such as Greece, Ireland and Portugal, has weakened the Euro Zone and may lead to weaker consumer demand in the European Union, the United States and other parts of the world. The deterioration in the global economy has caused, and may continue to cause, a decrease in worldwide demand for tanker cargoes. Furthermore, the credit crisis in European Union member countries, has increased volatility in global credit and equity markets. These issues, along with the re-pricing of credit risk and the difficulties currently experienced by financial institutions have made, and will likely continue to make, it difficult to obtain financing in the future. As a result of the disruptions in the credit markets, many lenders have increased margins, enacted tighter lending standards, required more restrictive terms (including higher collateral ratios for advances, shorter maturities and smaller loan amounts), or refused to refinance existing debt at all or on terms similar to our current debt. Certain banks that have historically been significant lenders to the shipping industry have announced an intention to reduce or cease lending activities in the shipping industry. New banking regulations, including larger capital requirements and the resulting policies adopted by lenders, could reduce lending activities. We may experience difficulties obtaining financing commitments in the future if our lenders are unwilling to extend financing to us or unable to meet their funding obligations due to their own liquidity, capital or solvency issues.

If adverse conditions in the global economy or the global credit markets or volatility in the financial markets continue or worsen, we could experience a material adverse impact on our results of operations, financial condition and cash flows.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the transportation of crude oil and petroleum products to ports in the Asia Pacific region. As a result, a negative change in economic conditions in the region, and particularly in China, could have an adverse effect on our business, results of operations, cash flows and financial condition. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. We cannot assure you that the Chinese economy will not experience a significant slowdown or contraction in the future. Many of the economic and political reforms adopted by the Chinese government are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports of crude oil or petroleum products to China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or restrictions on importing commodities into the country. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows and financial condition could be materially and adversely affected by an economic downturn in any of these countries.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy, as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet.  As of December 31, 2011, seven of our 12 time charter contracts will expire prior to September 30, 2012.  If the tanker industry, which has been highly cyclical, continues to be depressed in the future when our charters expire, or at a time when we may want to sell a vessel, our earnings and available cash flow may be adversely affected.  There can be no assurance that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably or meet our obligations, including payment of debt service to lenders.

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

•                  geographic changes in oil production, processing and consumption;

•                  oil price levels;

•                  actions by the Organization of the Petroleum Exporting Countries (“OPEC”);

•                  inventory policies of the major oil and oil trading companies;

•                  strategic inventory policies of countries such as the United States and China;

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

If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase.  In addition, we believe that the total newbuilding order books for Suezmax vessels and Aframax vessels scheduled to enter the fleet through 2012 currently are a substantial portion of the existing fleets, and there can be no assurance that the order books will not increase further in proportion to the existing fleets.  If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our vessels could be adversely affected.

Our revenues may be adversely affected if we do not successfully employ our vessels.

We seek to deploy our vessels between spot market voyage charters and time charters in a manner that maximizes long-term cash flow.  As of December 31, 2011, 12 of our vessels are contractually committed to fixed-rate time charters, with the remaining terms of these charters expiring on dates between May 2012 and August 2013.  Although these time charters generally provide stable revenues, we also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

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

The spot market is highly volatile and, in the past, there have been periods when spot rates have declined below the operating cost of vessels.  Currently, charter hire rates are at relatively low rates historically and there is no assurance that the crude oil and product tanker charter market will recover over the next several months or will not continue to decline further.

We earned approximately 39% of our net voyage revenue from spot charters for the year ended December 31, 2011.  The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker.  There can be no assurance that future spot market voyage charters will be available at rates that will allow us to operate our vessels that are not under time charter profitably.

The failure of our counterparties to meet their obligations under our time charter agreements could cause us to suffer losses or otherwise adversely affect our business.

We employ 12 vessels under time charters with an average remaining duration of approximately 9.8 months as of December 31, 2011.  The ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control.  These factors may include general economic conditions, the condition of the tanker industry, the charter rates received for specific types of vessels and various operating expenses.  The costs and delays associated with the default by a charterer under a charter of a vessel may be considerable and this may negatively impact our business.

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

If our charterers attempt to renegotiate their charters or default on their charters, that may adversely affect our business, results of operations, cash flows, financial condition and available cash.

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

Our market share may decrease in the future, and we may not be able to compete profitably as we expand our business into new geographic regions or provide new services.  New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do.

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

•                  ages of vessels;

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

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use.  If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired.  The carrying values of our vessels may not represent their fair market value at any point in time because the new market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings.  Any impairment charges incurred as a result of further declines in charter rates could negatively affect our business, financial condition or operating results.

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

Declining tanker values could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity.  In addition, declining vessel values could result in the reduction in lending commitments, the pledging of unencumbered vessels as additional collateral, the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our credit facilities.

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

•                  improve operating and financial systems and controls; and

•                  obtain required financing for existing and new operations.

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

We generate all of our revenues in U.S. Dollars, but incur a significant portion of expenses, particularly crew and maintenance costs, in currencies other than the U.S. Dollar.  This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro.  Furthermore, due to the recent sovereign debt crisis in certain European member countries, the U.S. dollar-Euro exchange rate has experienced volatility. An adverse movement in these currencies could increase our expenses.

There may be risks associated with the purchase and operation of secondhand vessels.

Our business strategy may include additional growth through the acquisition of additional secondhand vessels.  Although we inspect secondhand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us.  Therefore, our future operating results could be negatively affected if some of the vessels do not perform as expected.  Also, we generally do not receive the benefit of warranties from the builders if the vessels we buy are more than one year old.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil, insurance, many of which are beyond our control and affect the entire shipping industry. Additionally, repairs and maintenance costs are difficult to predict with certainty and may be substantial.  Many of these expenses are not covered by our insurance.  Also, costs such as insurance and security are still increasing.  If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

Fuel, or bunkers, is a significant, if not the largest, expense for our vessels that will be employed in the spot market.  With respect to our vessels that will be employed on time charter, the charterer is generally responsible for the cost of fuel.  However, such cost may affect the charter rates that we are able to negotiate for our vessels.  Changes in the price of fuel may adversely affect our profitability.  The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns.  Furthermore, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business compared to other forms of transportation, such as truck or rail.

If our vessels suffer damage, we may need to be repaired at a drydocking facility.  The costs of drydock repairs are unpredictable and may be substantial.  We may have to pay drydocking costs that our insurance does not cover in full.  The loss of revenues while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition.  In addition, space at drydocking facilities is sometimes limited, and not all drydocking facilities are conveniently located.  We may be unable to find space at a suitable drydocking facility, or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels’ positions.  The loss of earnings while these vessels are forced to wait for space or to travel to more distant drydocking facilities may adversely affect our business and financial condition.  Furthermore, the total loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.  If we are unable to adequately maintain or safeguard our vessels, we may be unable to prevent any such damage, costs or loss, which could negatively impact our business, financial condition, results of operations and available cash.

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

Our vessels are currently registered under the flags of the Republic of Liberia, the Republic of the Marshall Islands and Bermuda.  Each of these jurisdictions imposes taxes based on the tonnage capacity of each of the vessels registered under its flag.  The tonnage taxes imposed by these countries could increase, which would cause the costs of our operations to increase.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

The hull and machinery of every commercial tanker must be classed by a classification society authorized by its country of registry.  The classification society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the international conventions of which that country is a member.  All of our vessels are certified as being “in-class” by Det Norske Veritas or the American Bureau of Shipping.  These classification societies are members of the International Association of Classification Societies.

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

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results.  In particular, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer and supplier expectations, thereby adversely affecting our business and results of operations.  Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs.  The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Moreover, our future success depends particularly on the continued service of John Tavlarios, our President, and our ability to attract a suitable replacement, if necessary.  In addition, Peter Georgiopoulos has served as Chairman of the Board of Directors since 2001.  The loss of Peter Georgiopoulos’ full-time service could have an adverse effect on our operations.

Our success also depends in large part on our ability to attract and retain highly skilled and qualified ship officers and crew.  In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work.  Competition to attract and retain qualified crew members is intense.  We expect crew costs to increase slightly in 2012.  If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected.  Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

Our vessel-owning subsidiaries and our third-party technical management companies employ masters, officers and crews to man our vessels.  If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, results of operations, cash flows, financial condition and available cash.

We receive a significant portion of our revenues from a limited number of customers, and the loss of any customer could result in a significant loss of revenues and cash flow.

We have derived, and we believe we will continue to derive, a significant portion of our revenues and cash flow from a limited number of customers.  If any of our key customers breach or terminate their time charters or renegotiate or renew them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us, or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected.

Shipping is an inherently risky business and our insurance may not be adequate.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, human error, grounding, fire, explosions, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting.  In addition, the operation of tankers has unique operational risks associated with the transportation of oil.  An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us.  Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers.

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business.  We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution, and also carry insurance covering lost revenue resulting from vessel off-hire for all of our vessels.  Nonetheless, risks may arise against which we are not adequately insured.  For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition.  In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and cannot guarantee that any particular claim will be paid.  In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases, or even make this type of insurance unavailable.  Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss.  We may also be subject to calls, or premiums, in amounts based not only on our own claim records, but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability.  In addition, our protection and indemnity associations may not have enough resources to cover claims made against us.  Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages.  As of December 31, 2011, the weighted average age of the 30 vessels we own that are in our fleet was 8.1 years, compared to an average age of 8.6 years as of December 31, 2010 (including the three Chartered-in Vessels).  Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels.  Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels, and may restrict the type of activities in which our vessels may engage.  There can be no assurance that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, in the Gulf of Aden off the coast of Somalia and off the western coast of Africa.  In recent years, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee (“JWC”) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on our business.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows and financial condition.

In response to piracy incidents in recent years, particularly in the Gulf of Aden off the coast of Somalia, following consultation with regulatory authorities, we may station guards on some of our vessels in some instances.  While the use of guards is intended to deter and prevent the hijacking of vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property.  While we believe that we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

Terrorist attacks, the continuing conflicts in Iraq, Iran, Afghanistan and North Africa, and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth.  Continuing hostilities in the Middle East and North Africa may lead to additional armed conflicts or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may contribute further to economic instability in the global financial and commercial markets.

In addition, oil facilities, shipyards, vessels, pipelines and oil and gas fields could be targets of future terrorist attacks.  Any such attacks could lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operational costs, including insurance costs, and the inability to transport oil and other refined products to or from certain locations.  Terrorist attacks, war or other events beyond our control, such as recent threats by Iran to block the Strait of Hormuz, that adversely affect the distribution, production or transportation of oil and other refined products to be shipped by us could entitle our customers to terminate our charter contracts, which would harm our cash flow and business.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

Almost all of our charters with customers contain restrictions prohibiting our vessels from entering any countries or conducting any trade prohibited by the United States.  Two of our charters, which were in place at the time we acquired the vessels to which they relate, do not contain such restrictions.  In these cases, we nonetheless request our charterers to not operate our vessels in any such countries or conduct any prohibited trade.  However, there can be no assurance that, on such charterers’ instructions, our vessels will not call on ports located in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria.  Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.  Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our Company.  Additionally, some investors may decide to divest their interest, or not to invest, in our Company simply because we do business with companies that do business in sanctioned countries.  Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our Company may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Our results of operations could be affected by natural events in the locations in which our customers operate.

Several of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers, as well as our operations.  For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami.  These geological events caused significant damage in that region and have adversely affected Japan’s infrastructure and economy.  Several of our customers are located in Japan and have experienced, and may experience in the future, shutdowns as a result of these events, and their operations may be negatively impacted by these events.  As a result, some or all of those customers may reduce their orders for crude oil, which could adversely affect our revenue and results of operations.  In addition to the negative direct economic effects of recent events on the Japanese economy and on our customers and suppliers located in Japan, economic conditions in Japan could also adversely affect regional and global economic conditions.  The degree to which these events, as well as future events, in Japan will adversely affect regional and global economies remains uncertain at this time.  However, if these events cause a decrease in demand for crude oil, our financial condition and operations could be adversely affected.

Our operations could be adversely impacted by the 2010 drilling rig accident and resulting oil spill in the U.S. Gulf of Mexico.

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

The shipping industry in general, and our business and the operation of our vessels in particular, are affected by a variety of governmental regulations in the form of numerous international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include, but are not limited to:

•                  the U.S. Oil Pollution Act of 1990, or OPA, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which impose strict liability for the discharge of oil into the 200-mile United States exclusive economic zone, the obligation to obtain certificates of financial responsibility for vessels trading in United States waters and the requirement that newly constructed tankers that trade in United States waters be constructed with double-hulls;

•                  the U.S. Clean Air Act;

•                  the U.S. Clean Water Act;

•                  the International Convention on Civil Liability for Oil Pollution Damage of 1969 entered into by many countries (other than the United States) which imposes strict liability for pollution damage caused by the discharge of oil;

•                  the International Convention for the Prevention of Pollution from Ships, or the MARPOL Convention, adopted and implemented under the auspices of the International Maritime Organization, or IMO, with respect to strict technical and operational requirements for tankers;

•                  the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, which imposes crew and passenger safety requirements and requires the party with operational control of a vessel to develop an extensive safety management system;

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, and other applicable worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  These laws include the recently enacted U.K.  Bribery Act, which became effective on July 1, 2011 and which is broader in scope than the FCPA, as it contains no facilitating payments exception.  We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption.  Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws.  Our policies mandate compliance with applicable anti-corruption laws.  Although we have policies, procedures and internal controls in place to monitor internal and external compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents.  If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

Our vessels may be requisitioned by governments without adequate compensation.

A government could requisition for title or seize our vessels.  In the case of a requisition for title, a government takes control of a vessel and becomes its owner.  Also, a government could requisition our vessels for hire.  Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates.  Generally, requisitions occur during a period of war or emergency.  Although we, as owners, would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.

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

In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien, as well as any “associated” vessel, which is any vessel owned or controlled by the same owner.  In countries with “sister ship” liability laws, claims might be asserted against us, any of our subsidiaries or our vessels for liabilities of other vessels that we own.

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883 (“Section 883”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources.  If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax.

We will qualify for exemption under Section 883 if, among other things, (i) our stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded requirement”) or (ii) we satisfy one of the two ownership tests.  Under applicable Treasury regulations, we may not satisfy this publicly traded requirement in any taxable year in which 50% or more of our stock is owned for more than half the days in such year by persons who actually or constructively own five percent or more of our stock (sometimes referred to as “5% Shareholders”).

We believe that, based on the ownership of our stock in 2011, we satisfied the publicly traded requirement for 2011.  However, if 5% Shareholders were to own more than 50% of our common stock for more than half the days of any future taxable year, we may not be eligible to claim exemption from tax under Section 883 for such taxable year.  There can be no assurance that changes and shifts in the ownership of our stock by 5% Shareholders will not preclude us from qualifying for exemption from tax in 2012 or in future years.

If we do not qualify for the Section 883 exemption, our shipping income derived from U.S. sources, or 50% of our gross shipping income attributable to transportation beginning or ending in the United States, would be subject to a four percent tax, without allowance for deductions.

Pursuant to the Plan, affiliates of Oaktree will beneficially own more than 50% of our common stock and we will not list our common stock on a national securities exchange.  As such, there can be no assurance that we will satisfy the publicly traded requirement following the effective date of the Plan or that we will otherwise be able to qualify for an exemption pursuant to Section 883.

Legislative action relating to taxation could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority.  For example, legislative proposals have been introduced in the U.S. Congress which, if enacted, could change the circumstances under which we would be treated as U.S. persons for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position.  We cannot predict the outcome of any specific legislative proposals.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A foreign corporation generally will be treated as a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes if either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of its assets (averaged over the year and generally determined based upon value) produce or are held for the production of “passive income” (“Passive Assets”).  U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to distributions we receive from the PFIC and gain, if any, we derive from the sale or other disposition of their stock in the PFIC.

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable Treasury regulations.

For purposes of these tests, income derived from the performance of services does not constitute “passive income.”  By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.  We do not believe that our past or existing operations would cause us, or would have caused our subsidiaries, to be deemed a PFIC with respect to any taxable year.  In this regard, we treat the gross income we derive or are deemed to derive from our time and spot chartering activities as services income, rather than rental income. Accordingly, we believe that (i)

our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting this position consisting of case law and pronouncements by the U.S. Internal Revenue Service (the “IRS”) concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes.  Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are PFICs.  Moreover, because (i) there are uncertainties in the application of the PFIC rules, (ii) the PFIC test is an annual test, and (iii) although we intend to manage our business so as to avoid PFIC status to the extent consistent with our other business goals, there could be changes in the nature and extent of our operations in future years, there can be no assurance that we will not become PFICs in any taxable year.

If we were to be treated as PFICs for any taxable year (and regardless of whether we remain as PFICs for subsequent taxable years), our U.S. shareholders would face adverse U.S. tax consequences.  These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

Climate change and greenhouse gas restrictions may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions.  These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy.  Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program.  Revenue generation and strategic growth opportunities may also be adversely affected.  Climate change may reduce the demand for oil or increased regulation of greenhouse gases may create greater incentives for use of alternative energy sources.  Any long-term material adverse effect on the oil industry could have a significant financial and operational adverse impact on our business that cannot be predicted with certainty at this time.

Proceedings involving General Maritime, our vessel-operating subsidiary and two General Maritime vessel officers could negatively impact our business.

We have been subject to claims in various legal proceedings (including as described below), and may become subject to other claims or legal proceedings in the future.  Although pre-petition claims against us have been generally stayed while the Chapter 11 Cases are pending, we may not be successful in ultimately discharging or satisfying such claims.  The ultimate outcome of any such matters, including our ability to have these matters satisfied and discharged in the bankruptcy proceeding, cannot presently be determined, nor can the liability that may potentially result from any negative outcomes be reasonably estimated presently.  The liability we may ultimately incur with respect to such matters in the event of a negative outcome may potentially be material to our business, financial condition, and/or results of operations.

On November 25, 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., a subsidiary of GMR (“GMM Portugal”), and two vessel officers of the Genmar Defiance guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001.  The conviction resulted from charges based on alleged incidents occurring on board the Genmar Defiance arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007.  Pursuant to the sentence imposed by the Court on March 13, 2009, GMM Portugal paid a $1 million fine in April 2009 and is subject to a probationary period of five years.  During this period, a court-appointed monitor will monitor and audit GMM Portugal’s compliance with its environmental compliance plan, and GMM Portugal is required to designate a responsible corporate officer to submit monthly reports to, and respond to inquiries from, the court’s probation department.  The court stated that, should GMM Portugal engage in future conduct in violation of its probation, it may, under appropriate circumstances, ban certain of our vessels from calling on U.S. ports.  Any violations of probation may also result in additional penalties, costs or sanctions being imposed on us.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel.  We understand that U.S. federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay.  The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation.  The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil.  Under the U.S. Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

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

We have incurred substantial debt. As of December 31, 2011, we had $890.3 million of indebtedness outstanding and an additional $463.5 million of indebtedness that had been classified as liabilities subject to compromise.  In addition, as of December 31, 2011, we had $35 million, net of outstanding letters of credit, available for additional borrowing under our DIP Facility.

On December 15, 2011, the Bankruptcy Court entered a final order in connection with the DIP Facility (the “Final Order”), permitting the DIP Borrowers access to the DIP Facility, subject to the terms and conditions of the DIP Facility and related orders of the Bankruptcy Court. The DIP Facility provides us with (i) a revolving credit facility of up to $35 million and (ii) a term loan facility of up to $40 million. The DIP Facility also provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25 million, subject to compliance with specified conditions. As of December 31, 2011, we had borrowed $40 million under the DIP Facility.

Our substantial indebtedness and interest expense could have important consequences to us, including:

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

Our ability to continue to fund our debt requirements and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt requirements, reduce debt or satisfy debt covenant requirements could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our financing arrangements impose significant operating and financial restrictions that may limit our ability to operate our business.

Our financing arrangements impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.  These restrictions could also limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

If we default on our obligations to pay any of our indebtedness, we may be subject to restrictions on the payment of our other debt obligations or cause a cross-default or cross-acceleration.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in any agreement governing our indebtedness, we would be in default under the terms of the agreements governing such indebtedness.  In the event of such event of default:

•                  the lenders or holders of such indebtedness could elect to terminate our commitments thereunder, declare all the funds borrowed thereunder to be due and payable and institute foreclosure proceedings against our assets;

•                  even if those lenders or holders do not institute foreclosure procedures against our assets, they may be able to cause all of our available cash to be used to repay the indebtedness owed to them; and

•                  such event of default could cause a cross-default or cross-acceleration under our other indebtedness.

We may not be able to obtain exit financing.

The Plan is predicated, among other things, on obtaining the Exit Facilities.  We have not yet received a commitment with respect to the Exit Facilities, and there can be no assurance that we will be able to obtain the Exit Facilities.  If we cannot secure exit financing, the Plan cannot be confirmed.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our debt under our 2011 Credit Facility and 2010 Amended Credit Facility bears interest at a variable rate of LIBOR plus 400 basis points. The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  The principal amounts outstanding under the DIP Facility bear interest based on the adjusted Eurodollar Rate (which includes a floor of 1.50%) plus 6.50% per annum. We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

LIBOR and Eurodollar rates have recently been stable, but the spread between those rates and prime lending rates can widen significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Because the interest rates borne by amounts that we may drawdown under our credit facilities fluctuate with changes in the LIBOR and Eurodollar rates, if this volatility were to continue, it would affect the amount of interest payable on amounts that we were to drawdown from our credit facility, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

The derivative contracts we have entered into to hedge our exposure to fluctuations in interest rates could result in higher than market interest rates and charges against our income.

We are currently party to two interest rate swaps for purposes of managing our exposure to fluctuations in interest rates applicable to indebtedness under our 2011 Credit Facility which was advanced at a floating rate based on LIBOR. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. Since our existing interest rate swaps do not, and future derivative contracts may not, qualify for treatment as hedges for accounting purposes we recognize fluctuations in the fair value of such contracts in our income statement. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements.

Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2011, the fair value of our interest rate swaps was a liability of $4.8 million.

RISK FACTORS RELATED TO OUR COMMON STOCK

Anti-takeover provisions in our financing agreements and organizational documents could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Several of our financing agreements impose restrictions on changes of control of our company and our ship-owning subsidiaries. These include requirements that we obtain the lenders’ consent prior to any change of control and that we make an offer to redeem certain indebtedness before a change of control can take place.

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

Under the Plan, affiliates of Oaktree will own a significant percentage of the voting power of our common stock, and as a result could exert significant influence over the Company.

Under the Plan, affiliates of Oaktree will beneficially own approximately 82% to 100% of our outstanding common stock as of the effective date of the Plan. As a result, they would be in a position to control the outcome of all actions requiring shareholder approval, including the election of directors, without the approval of other shareholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of us and, consequently, have an impact upon the value of our common stock. Further, one or more of the holders of a significant number of shares of our common stock may determine to sell all or a large portion of their shares in a short period of time, which may adversely affect the market price of the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease four properties which house offices used in the administration of our operations: a property of approximately 24,000 square feet in New York, New York, a property of approximately 11,500 square feet in Lisbon, Portugal and a property of approximately 750 square feet in Novorossiysk, Russia. We do not own or lease any production facilities, plants, mines or similar real properties.

ITEM 3. LEGAL PROCEEDINGS

On November 17, 2011, we commenced the Chapter 11 Cases. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates.  We have filed a plan of reorganization in the Chapter 11 Cases which, if confirmed, will provide for the treatment of allowed claims against our bankruptcy estates, including pre-petition liabilities.  The treatment of such liabilities under a confirmed Chapter 11 plan of reorganization is expected to result in a material adjustment to our financial statements.

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

On or about August 29, 2007, an oil sheen was discovered by shipboard personnel of the Genmar Progress in Guayanilla Bay, Puerto Rico in the vicinity of the vessel. The vessel crew took prompt action pursuant to the vessel response plan. Our subsidiary which operates the vessel promptly reported this incident to the U.S. Coast Guard and subsequently accepted responsibility under the U.S. Oil Pollution Act of 1990 for any damage or loss resulting from the accidental discharge of bunker fuel determined to have been discharged from the vessel. It is our understanding that the federal and Puerto Rico authorities are conducting civil investigations into an oil pollution incident which occurred during this time period on the southwest coast of Puerto Rico including Guayanilla Bay. The extent to which oil discharged from the Genmar Progress is responsible for this incident is currently the subject of investigation. The U.S. Coast Guard has designated the Genmar Progress as a potential source of discharged oil. Under the U.S. Oil Pollution Act of 1990, the source of the discharge is liable, regardless of fault, for damages and oil spill remediation as a result of the discharge.

On January 13, 2009, we received a demand from the U.S. National Pollution Fund for approximately $5.8 million for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against us of approximately $0.5 million.  In October 2010, we entered into a settlement agreement with the U.S. National Pollution Fund in which we agreed to pay approximately $6.3 million in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s Protection and Indemnity Underwriters. Notwithstanding the settlement agreement, we may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural resource damage assessment.

We have been cooperating in these investigations and have posted a surety bond, which was returned to us on April 21, 2011, to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to our protection and indemnity insurance underwriters, and management believes that any such liabilities (including our obligations under the settlement agreement) will be covered by our insurance, less a $10,000 deductible.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock was traded on the NYSE under the symbol “GMR” through November 17, 2011. On that date, we received notice from the NYSE that the NYSE had determined that our common stock should be immediately suspended from trading on the NYSE. Our common stock commenced trading on the OTC markets on November 17, 2011.

The following table summarizes the quarterly high and low bid quotations prices per share of our common stock as reported on the OTC markets since November 17, 2011 and by the high and low sales prices on the NYSE prior to the date trading was suspended by the NYSE. The OTC markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2011	HIGH	LOW
1st Quarter	$3.70	$1.75
2nd Quarter	$2.44	$1.32
3rd Quarter	$1.38	$0.23
4th Quarter	$0.50	$0.01

FISCAL YEAR ENDED DECEMBER 31, 2010	HIGH	LOW
1st Quarter	$8.50	$6.64
2nd Quarter	$8.82	$5.95
3rd Quarter	$6.50	$4.26
4th Quarter	$4.98	$3.02

As of March 9, 2012, there were approximately 137 holders of record of our common stock.

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

We announced on October 5, 2010 that our Board of Directors had adopted a dividend policy pursuant to which we intended to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below under — “Item 7. Management’s Discussion and Analysis — Liquidity and Capital Resources —Bridge Loan Credit Facility “) remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends.

We have not declared or paid any dividends since the fourth quarter of 2010 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the fiscal years shown.

	Year Ended December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
(Dollars in thousands, except per share data)
Voyage revenues	$345,381	$387,161	$350,520	$326,068	$255,015

Voyage expenses	162,034	151,448	58,876	54,404	38,069
Direct vessel expenses	109,542	105,855	95,573	63,556	48,213
Bareboat lease expense	9,009	—	—	—	—
General and administrative expenses	42,383	36,642	40,339	80,285	46,920
Goodwill impairment	1,818	28,036	40,872	—	—
Loss on disposal of vessel equipment	6,267	560	2,051	804	417
Loss on impairment of vessels	12,995	99,678	—	—	—
Depreciation and amortization	92,036	98,387	88,024	58,037	49,671
Operating (loss) income	(90,703)	(133,445)	24,785	68,982	71,725
Net interest expense	104,044	82,228	37,215	28,289	23,059
Other expense (income)	(48,195)	989	(435)	10,886	4,127
Reorganization items, net	6,147	—	—	—	—
Net (loss) income	$(152,699)	$(216,662)	$(11,995)	$29,807	$44,539

(Loss) earnings per common share:
Basic	$(1.40)	$(3.02)	$(0.22)	$0.76	$1.09
Diluted	$(1.40)	$(3.02)	$(0.22)	$0.73	$1.06

Dividends declared per common share	$—	$0.34	$1.63	$1.49	$12.78

Weighted average basic shares outstanding, thousands:
Basic	109,148	71,823	54,651	39,463	40,740
Diluted	109,148	71,823	54,651	40,562	41,825

BALANCE SHEET DATA, at end of year
(Dollars in thousands)
Cash	$10,184	$16,858	$52,651	$104,146	$44,526
Current assets, including cash	73,145	168,538	108,528	141,703	82,494
Total assets	1,671,288	1,781,785	1,445,257	1,577,225	835,035

Current liabilities, including current portion of long-term debt	932,346	1,442,593	56,194	88,392	35,502
Total long-term debt, including current portion excluding amounts classified as liabilities subject to compromise	890,268	1,376,043	1,018,609	990,500	565,000
Liabilities subject to compromise	483,027	—	—	—	—
Shareholders’ equity	249,806	332,046	364,909	455,799	228,657

OTHER FINANCIAL DATA
(Dollars in thousands)
Net cash (used) provided by operating activities	$(70,736)	$(5,923)	$47,518	$114,415	$95,833
Net cash provided (used) by investing activities	20,602	(547,648)	(24,632)	(171,082)	(84,516)
Net cash provided (used) by financing activities	43,526	518,141	(74,085)	115,476	(74,251)
Capital expenditures
Vessel (purchases) sales, gross including deposits	(74,510)	(554,191)	—	(173,447)	(80,061)
Deferred drydock costs incurred	(12,879)	(15,015)	(18,921)	(9,787)	(11,815)
Weighted average long-term debt, including current portion excluding amounts classified as liabilities subject to compromise	1,272,283	1,139,845	959,935	653,154	414,137

OTHER DATA
(Dollars in thousands)
EBITDA (1)	$43,381	$(36,047)	$113,244	$116,133	$117,269
FLEET DATA
Total number of vessels at end of period	33.0	37.0	31.0	31.0	20.0
Average number of vessels (2)	34.2	33.2	31.0	21.5	19.3
Total vessel operating days for fleet (3)	11,845	11,644	10,681	7,568	6,599
Total time charter days for fleet	6,054	5,936	7,878	5,665	4,641
Total spot market days for fleet	5,791	5,708	2,803	1,903	1,958
Total calendar days for fleet (4)	12,501	12,112	11,315	7,881	7,045
Fleet utilization (5)	94.8%	96.1%	94.4%	96.0%	93.7%

AVERAGE DAILY RESULTS
Time charter equivalent (6)	$15,479	$20,243	$27,305	$32,876	$32,876
Direct vessel operating expenses (7)	8,763	8,740	8,447	8,064	6,844
General and administrative expenses (8)	3,390	3,025	3,565	10,187	6,660
Total vessel operating expenses (9)	12,153	11,765	12,012	18,252	13,504

	Year Ended December 31,
	2011	2010	2009	2008	2007
EBITDA Reconciliation
(Dollars in thousands)
Net (Loss) Income	$(152,699)	$(216,662)	$(11,995)	$29,807	$44,539
+ Net interest expense	104,044	82,228	37,215	28,289	23,059
+ Depreciation and amortization	92,036	98,387	88,024	58,037	49,671
EBITDA	$43,381	$(36,047)	$113,244	$116,133	$117,269

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

(7)                                 Daily direct vessel expenses, or DVOE, is calculated by dividing direct vessel expenses, which includes crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs, by calendar days for the relevant time period.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 17, 2011, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative.  See “Part I—Item 1. Business—Reorganization Under Chapter 11” for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern.  In addition, see “Part I—Item 1A. Risk Factors.”

General

The following is a discussion of our financial condition at December 31, 2011 and 2010 and our results of operations comparing the years ended December 31, 2011 and 2010 and the years ended December 31, 2010 and 2009. You should read this section together with the consolidated financial statements including the notes to those financial statements for the years mentioned above.

We are a leading provider of international seaborne crude oil transportation services. We also provide transportation services for refined petroleum, products.  As of December 31, 2011, our fleet consisted of 34 vessels (eight Aframax vessels, 12 Suezmax vessels, seven VLCCs, two Panamax vessels and four Handymax vessels) with a total cargo carrying capacity of 5.6 million deadweight tons.

On January 18, 2011, we entered into memoranda of agreement (the “MOAs”) to sell the Genmar Concord, the Stena Concept and the Stena Contest to affiliates of Northern Shipping Fund Management Bermuda, Ltd. (“Northern Shipping”) for net proceeds totaling $61.7 million. On January 31, 2011, we completed the sales of the Stena Contest and the Genmar Concord and on February 7, 2011, we completed the sale of the Stena Concept.

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

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2011 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2011 Credit Facility.

On March 18, 2011, we sold the Genmar Constantine for net proceeds of $7.2 million and subsequently paid $8.8 million as a permanent reduction of the 2011 Credit Facility.

On April 5, 2011, we sold the Genmar Progress, for which we received net proceeds of $7.8 million and repaid $7.9 million as a permanent reduction under our 2011 Credit Facility.

On April 12, 2011, we took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for $76 million, which we paid $22.8 million in cash and $7.6 million from the initial deposit, and drew down $45.6 million on our 2010 Amended Credit Facility.

On October 25, 2011, we sold the Genmar Revenge for which we received net proceeds of $8.0 million and repaid $8.2 million as a permanent reduction under our 2011 Credit Facility.

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

Seven of our VLCCs currently operate in the Seawolf Tankers commercial pool managed by Heidmar.  Two of these vessels entered the pool via period charters.  Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

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

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010	2009

Voyage revenues	$345,381	$387,161	$350,520
Voyage expenses	(162,034)	(151,448)	(58,876)
Net voyage revenues	$183,347	$235,713	$291,644

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the charters, while voyage expenses are recognized when incurred.  We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.  We calculate time charter equivalent, or TCE, rates by dividing net voyage revenue by voyage days for the relevant time period.  We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo.  We calculate daily direct vessel operating expenses and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that we owned each vessel for the period.

RESULTS OF OPERATIONS

Margin analysis for the indicated items as a percentage of net voyage revenues for the years ended December 31, 2011, 2010 and 2009 are set forth in the table below.

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
INCOME STATEMENT DATA

Net voyage revenues	100%	100.0%	100.0%
Direct vessel expenses	59.7%	44.9%	32.8%
Bareboat lease expense	4.9%	0.0%	0.0%
General and administrative expenses	23.1%	15.5%	13.8%
Depreciation and amortization	50.2%	41.7%	30.2%
Goodwill impairment	1.0%	11.9%	14.0%
Loss on disposal of vessel equipment	3.4%	0.2%	0.7%
Loss on impairment of vessels	7.1%	42.3%	0.0%
Operating (loss) income	-49.4%	-56.5%	8.5%
Net interest expense	56.7%	34.9%	12.8%
Other expense (income)	-26.3%	0.4%	-0.1%
Reorganization items, net	3.4%	0.0%	0.0%
Net loss	-83.2%	-91.8%	-4.2%

YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

VOYAGE REVENUES - Voyage revenues decreased by $41.9 million, or 10.8%, to $345.3 million for the year ended December 31, 2011 compared to $387.2 million for the prior year.  This decrease occurred despite a 1.7% increase in vessel operating days to 11,845 days during the year ended December 31, 2011 compared to 11,644 days in the prior year.  The average size of our fleet increased by 3.0% to 34.2 vessels (9.3 Aframax, 11.9 Suezmax, 7.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2011 compared to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.  Such increase is due to the acquisition of five VLCCs and one Suezmax vessel during the year ended December 31, 2010, which were part of our fleet for all of 2011, the acquisition of one Suezmax vessel in April 2011, partially offset by the sale of seven vessels during the year ended December 31, 2011, three of which were leased back to us.  This decrease in voyage revenues is primarily attributable to a weak rate environment for vessels both on time charters and on the spot market.

Time charter revenue decreased by $22.1 million to $114.2 million during the year ended December 31, 2011 compared to $136.3 million for the prior year period. TCE rates for time charters declined by 17.1% to $18,355 from $22,146 during the year ended December 31, 2011 compared to the prior year period.

Voyage revenues from spot voyages decreased by $24.6 million, or 9.6%, to $231.1 million during the year ended December 31, 2011 compared to $255.7 million during the prior year.  This decrease occurred despite a 1.7% increase in spot voyage days during the year ended December 31, 2011 compared to the prior year and is primarily due to lower rates reflecting a weak spot voyage rate environment.  In addition, during the fourth quarter of 2011, we experienced more waiting time in chartering our vessels around the time of our bankruptcy filing due to customer concern regarding our financial condition.

Decreases in time charter and spot rates during year ended December 31, 2011, as compared to the prior year are discussed below under “Net Voyage Revenues.”

VOYAGE EXPENSES - Voyage expenses increased $10.6 million, or 7.0%, to $162.0 million for the year ended December 31, 2011 compared to $151.4 million for the prior year.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  This increase in voyage expenses is partially attributable to an increase in the number of days our vessels operated under spot charters as well as a greater proportion of our larger vessels on the spot market during the year ended December 31, 2011 compared to the prior year.  Our larger vessels generally incur more voyage expenses than the smaller vessels.  During the year ended December 31, 2011, the number of days our vessels operated under spot charters increased by 1.5% to 5,791 days (1,512 days for our Aframax vessels, 3,399 days for our Suezmax vessels, 815 days for our VLCCs, 38 days for our Panamax vessels and 27 days for our Handymax vessels) compared to 5,708 days (2,166 days for our Aframax vessels, 2,715 days for our Suezmax vessels, 701 days for our VLCCs, 67 days for our Panamax vessels and 59 days for our

Handymax vessels) during the prior year.  Also contributing to the increase in voyage expenses during the year ended December 31, 2011 are higher fuel costs associated with higher fuel prices and a larger proportion of our spot voyage days during 2011 being comprised of our larger vessels which consume significantly more fuel than our smaller vessels. Fuel costs increased by $18.4 million, or 16.4%, to $129.9 million during the year ended December 31, 2011 compared to $111.5 million during the prior year.  This increase in fuel cost corresponds to a 14.8% increase in fuel cost per spot voyage day to $22,424 during the year ended December 31, 2011 compared to $19,538 during the prior year.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $7.4 million, or 26.5%, to $20.3 million during the year ended December 31, 2011 compared to $27.7 million during the prior year.  We experienced a decrease in port costs despite an increase in number of spot voyage days because of the larger proportion of our spot voyage days during 2011 being comprised of our larger vessels, as well as more waiting time between voyages during the fourth quarter of 2011, which reduced the number of port calls.  Larger vessels typically have longer voyages and therefore make fewer port calls.

NET VOYAGE REVENUES- Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $52.3 million, or 22.2%, to $183.4 million for the year ended December 31, 2011 compared to $235.7 million for the prior year. This decrease in net voyage revenues reflects a decline in time charter rates during the year ended December 31, 2011 compared to the prior year period due to vessels with time charters that expired during 2010 having rates higher than prevailing market rates being redeployed at lower rates in a softer market.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease in net voyage revenues is a decrease in voyage revenues associated with spot voyage charters.  This decrease is associated with a weak spot market in 2011 as well as an increase in waiting time between voyages, during which our vessels earned no revenue.  Partially offsetting this decrease is a 3.0% increase in the average size of our fleet to 34.2 vessels (9.3 Aframax, 11.9 Suezmax, 7.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2011 compared to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.

The following is additional data pertaining to net voyage revenues:

	Year ended December 31,		Increase	%
	2011	2010	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$25,652	$34,621	$(8,969)	-25.9%
Suezmax	21,292	41,479	(20,187)	-48.7%
VLCC	35,098	22,923	12,175	53.1%
Panamax	9,604	12,334	(2,730)	-22.1%
Handymax	19,463	20,100	(637)	-3.2%
Total	111,109	131,457	(20,348)	-15.5%

Spot charter:
Aframax	12,174	29,536	(17,362)	-58.8%
Suezmax	42,175	59,992	(17,817)	-29.7%
VLCC	17,421	14,835	2,586	17.4%
Panamax	435	(231)	666	-288.3%
Handymax	33	124	(91)	-73.4%
Total	72,238	104,256	(32,018)	-30.7%

TOTAL NET VOYAGE REVENUE	$183,347	$235,713	$(52,366)	-22.2%

Vessel operating days:
Time charter:
Aframax	1,517	1,944	(427)	-22.0%
Suezmax	834	1,241	(407)	-32.8%
VLCC	1,610	711	899	126.4%
Panamax	673	659	14	2.1%
Handymax	1,420	1,381	39	2.8%
Total	6,054	5,936	118	2.0%

Spot charter:
Aframax	1,512	2,166	(654)	-30.2%
Suezmax	3,399	2,715	684	25.2%
VLCC	815	701	114	16.3%
Panamax	38	67	(29)	-43.3%
Handymax	27	59	(32)	-54.2%
Total	5,791	5,708	83	1.5%

TOTAL VESSEL OPERATING DAYS	11,845	11,644	201	1.7%

AVERAGE NUMBER OF VESSELS	34.2	33.2	1.0	3.0%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$16,915	$17,809	$(894)	-5.0%
Suezmax	$25,530	$33,424	$(7,894)	-23.6%
VLCC	$21,806	$32,240	$(10,435)	-32.4%
Panamax	$14,270	$18,717	$(4,447)	-23.8%
Handymax	$13,703	$14,555	$(852)	-5.9%
Combined	$18,355	$22,146	$(3,792)	-17.1%

Spot charter:
Aframax	$8,050	$13,636	$(5,586)	-41.0%
Suezmax	$12,408	$22,097	$(9,688)	-43.8%
VLCC	$21,375	$21,162	$213	1.0%
Panamax	$11,447	$(3,452)	$14,899	-431.6%
Handymax	$1,243	$2,109	$(866)	-41.1%
Combined	$12,473	$18,265	$(5,792)	-31.7%
TOTAL TCE	$15,479	$20,243	$(4,764)	-23.5%

As of December 31, 2011, 12 of our vessels were on time charters expiring between May 2012 and August 2013.

DIRECT VESSEL EXPENSES - Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs increased by $3.6 million, or 3.5%, to $109.5 million for the year ended December 31, 2011 compared to $105.9 million for the prior year.  This increase is primarily due to a 3.0% increase in the average size of our fleet to 34.2 vessels (9.3 Aframax, 11.9 Suezmax, 7.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the year ended December 31, 2011 compared to 33.2 vessels (12.0 Aframax, 11.2 Suezmax, 4.0 VLCC, 2.0 Panamax, 4.0 Handymax) for the prior year.  On a daily basis, direct vessel expenses per vessel increased by $23, or 0.3%, to $8,763 ($8,812 Aframax, $8,224 Suezmax, $10,470 VLCC, $8,128 Panamax, $7,577 Handymax) for the year ended December 31, 2011 compared to $8,740 ($8,947 Aframax, $8,322 Suezmax, $11,197 VLCC, $8,026 Panamax, $7,221 Handymax) for the prior year.  Contributing to this increase in daily direct vessel expenses are increases in crew costs for Aframax and Suezmax vessels associated with wage increases and higher crew travel during the year ended December 31, 2011 compared to the prior year.  In addition, in November 2010, the fixed-fee technical management contracts with Northern Marine expired for one of our Panamax vessels and one of our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses increased for such vessels.  Partially offsetting these increases in daily direct vessel expenses are decreases in crewing costs for our VLCC vessels during the year ended December 31, 2011 compared to the prior year resulting from significant crew overlap that occurred in the second half of 2010 when the five VLCCs acquired from Metrostar were being integrated into our fleet.  In addition, daily maintenance and repair and lubricating oil costs are lower during 2011 as compared to the prior year for our Aframax vessels, Suezmax vessels and VLCCs relating to increased waiting time for our vessels particularly during the fourth quarter of 2011.  This waiting time decreased lubricating oil consumption and maintenance costs due to decreased usage of engines and other vessel components.

We estimate that direct vessel expenses will decrease to approximately $104 million during 2012 based on daily budgeted direct vessel expenses on our Aframax vessels, Suezmax vessels, VLCCs, Panamax vessels and Handymax vessels of $8,748, $8,626, $10,047, $7,839 and $7,476, respectively.  The budgets for the Aframax and Suezmax vessels are based on 2011 actual results adjusted for certain 2011 events not expected to recur or anticipated 2012 events which did not occur in 2011.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

BAREBOAT LEASE EXPENSE - Bareboat lease expense was $9.0 million during the year ended December 31, 2011.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses increased by $5.8 million, or 15.7%, to $42.4 million for the year ended December 31, 2011 compared to $36.6 million for the prior year. Significant factors reflected in this increase for the year ended December 31, 2011 compared to the prior year are:

(a) a $9.3 million increase during the year ended December 31, 2011 as compared to the prior year relating to legal and professional services incurred relating to our restructuring and preparation of our bankruptcy filing incurred prior to the filing of the Chapter 11 Cases on November 17, 2011.  Subsequent to November 17, 2011, such costs are recorded as Reorganization items, net on our consolidated statements of operations.

(b) a $0.4 million increase during the year ended December 31, 2011 compared to the prior year in reserves against our amounts due from charterers associated with demurrage and certain other billings;

(c) a partially offsetting decrease of $3.6 million during the year ended December 31, 2011 compared to the prior year relating to reductions in compensation relating to reduced bonuses paid and reduced restricted stock compensation expense; and

(d) a partially offsetting decrease of $0.4 million during the year ended December 31, 2011 compared to the prior year relating to reductions in travel and entertainment costs.

For 2012, we have budgeted general and administrative expenses to be approximately $32.5 million.  Such budget is based on 2011 actual results adjusted for expenses occurring during 2011 that are not expected to recur and anticipated 2012 expenses that either did not occur during 2011 or are expected to recur but at different amounts.  Significant factors contributing to the decrease in 2012 budgeted general and administrative expense as compared to 2011 actual results include a decrease in professional fees associated with our restructuring because in 2012 such costs incurred will be recorded as Reorganization items, net and excluded from general and administrative expenses, partially offset by an increase in budgeted 2012 bonuses.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special surveys, decreased by $6.4 million, or 6.5%, to $92.0 million for the year ended December 31, 2011 compared to $98.4 million for the prior year.  On December 31, 2010, we recorded impairments on eight vessels, five of which were classified as held for sale.  Upon their classification as held for sale, depreciation is no longer recorded, so these vessels had no depreciation and amortization expense in 2011.  Of the remaining three vessels impaired as of December 31, 2010, the vessels were written down to their fair values and unamortized drydock and vessel equipment were written off.  In addition, two of these three vessels were classified as held for sale during the three months ended March 31, 2011 and were sold by April 2011.  During August 2011, an additional vessel was classified as held for sale and was sold in October 2011.  Because of this, depreciation and amortization on these impaired vessels was significantly lower during the year ended December 31, 2011 compared to the prior year. Partially offsetting this decrease is the acquisition of six of the Metrostar Vessels during the second half of 2010 and the acquisition of a seventh in April 2011 which having been owned for only a small portion of the 2010 period, had more depreciation during the year ended December 31, 2011 compared to the prior year.

Vessel depreciation was $78.8 million during the year ended December 31, 2011 compared to $81.5 million during the prior year period.  During the year ended December 31, 2011 as compared to the prior year, there was a decrease of $15.8 million relating to the impaired vessels.  In addition, there was a decrease during the year ended December 31, 2011 compared to the prior year reflecting an increase, effective January 1, 2011, in the estimated salvage value of our vessels from $175 per lightweight ton (LWT) to $265 per LWT.  Such increase had the effect of reducing depreciation expense of our entire fleet by $4.4 million during the year ended December 31, 2011, of which $1.8 million relates to the Metrostar Vessels, the total variance of which is described below, and $2.6 million of such decrease relates to the remaining vessels in our fleet. Partially offsetting these decreases, is an increase in depreciation on the Metrostar Vessels of $15.8 million.

Amortization of drydocking decreased by $3.5 million to $8.8 million for the year ended December 31, 2011 compared to $12.3 million for the prior year.  Reflected in this decrease in drydock amortization during the year ended December 31, 2011 compared to the prior year is a $6.9 million decrease associated with writing off the unamortized drydock costs of the eight vessels impaired as of December 31, 2010 and additional vessel impaired in August 2011.  This decrease is partially offset by higher drydock amortization on other vessels, including those drydocked for the first time since the first quarter of 2010.

Depreciation and amortization is expected to increase slightly during 2012 as the vessel acquired in April 2011 will be part of our fleet for the entirety of 2012.

GOODWILL IMPAIRMENT - For the years ended December 31, 2011 and 2010, we recorded goodwill impairment of $1.8 million and $28.0 million, respectively.  Refer to “Critical Accounting Policies- GOODWILL”.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT - During the year ended December 31, 2011, we incurred losses of $6.3 million associated with the disposal of vessels and vessel equipment.  During the year ended December 31, 2010, we incurred losses of $0.6 million associated with the disposal of certain vessel equipment.

LOSS ON IMPAIRMENT OF VESSELS — During the year ended December 31, 2011, we recorded a loss on impairment of a vessel of $10.7 million, which includes writing the vessel down to its fair value, which vessel was classified as held for sale in August 2011 and sold in October 2011, and an additional impairment of $2.3 million on a vessel that had been impaired as of December 31, 2010 and remains in our fleet.  During the year ended December 31, 2010, we recorded a loss on impairment of vessels of $99.7 million.  $74.4 million of this loss relates to five vessels which were classified as held for sale as of December 31, 2010 and includes writing these vessels down to their fair values, as determined by contracts to sell these vessels which were finalized in January 2011, as well the write-off of unamortized drydock costs, undepreciated vessel equipment and unamortized time charter asset balances, which were also deemed to be impaired.  The remaining $25.3 million relates to three vessels for which a test for impairment of long-lived assets indicated that their future undiscounted cash flows were less than the book value of each vessel.  This loss represents the amount by which the vessels’ then book values plus unamortized drydock costs and undepreciated vessel equipment exceeded their fair values.

INTEREST INCOME - Interest income was approximately $0.1 million during the years ended December 31, 2011 and 2010.  Interest income on deposits with banks has been minimal during both years.

INTEREST EXPENSE - Interest expense increased by $21.8 million, or 26.5%, to $104.1 million for the year ended December 31, 2011 compared to $82.3 million for the prior year.  This increase reflects higher debt levels in 2011 compared to the prior year and higher interest rates on such debt.  During the year ended December 31, 2011, our weighted average outstanding debt increased by 11.6% to $1,272.3 million compared to $1,139.8 million during the prior year.  This increase during the year ended December 31, 2011 as compared to the prior year is attributable to borrowings under our 2010 Amended Credit Facility which were used to finance a portion of the purchase price of the Metrostar Vessels which was not drawn until July 2010.  In addition, on May 6, 2011, we amended our 2011 Credit Facility and 2010 Amended Credit Facility and entered into the Oaktree Credit Facility.  As a result, the margins on the existing credit facilities increased to 400 bps from 350 bps.  Moreover, the interest rate on the Oaktree Credit Facility, which ranged from 12% to 16% during 2011, is significantly higher than the interest rate on our senior credit facilities and also carried a $48.1 million discount which was being accreted over the term of the facility until November 17, 2011, when the Oaktree Credit Facility was reclassified to Liabilities subject to compromise and amortization of this discount ceased.  In addition, we drew down $40 million during the fourth quarter of 2011 under our DIP Facility, which bears interest at 8% per annum.  Partially offsetting these factors increasing interest expense is a decrease associated with reclassifying our $300 million Senior Notes and our Oaktree Credit Facility to Liabilities subject to compromise as of November 17, 2011, from which date interest was no longer being accrued.

Assuming that the Plan becomes effective during 2012, we expect our interest expense for the year to be significantly less than for 2011 as the Plan provides for a reduction of our funded indebtedness by approximately $600 million.

OTHER INCOME (EXPENSE) — Other income for the year ended December 31, 2011 of $48.1 million consists primarily of a $48.1 million unrealized gain on the warrants issued in connection with the Oaktree Credit Facility, which are marked to market.  The change in fair value during the year ended December 31, 2011 is primarily attributable to the decrease in our stock price over that period.  Other expense for the year ended December 31, 2010 was $1.0 million and reflects $1.2 million of foreign currency losses partially offset by a $0.2 million gain associated with our interest rate swaps.

REORGANIZATION ITEMS, NET — Reorganization items, net was $6.1 million for the year ended December 31, 2011 which represents amounts incurred and recovered as a direct result of the filing of the Chapter 11 Cases and are comprised of the professional fees incurred after November 17, 2011.

NET LOSS - Net loss was $152.7 million and $216.7 million, respectively, for the years ended December 31, 2011 and 2010.

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

Included in voyage revenues for the year ended December 30, 2009 was $16.4 million of time charter revenue associated with the acceleration of a net liability associated with four time charter contracts.  These contracts had been assigned a liability when the vessels to which the time charters relate were acquired by us pursuant to the Arlington Acquisition.  This recorded liability had been amortized over the remaining time charter period, including the option periods.  We accelerated the amortization on four of these time charters, having been informed by the charterer that the options would not be exercised. Accordingly, we accelerated the amortization on these contracts such that the net liability would be fully amortized by the earlier of November 10, 2009 (the end of the charter period) or the earlier redelivery date indicated by the charterer on two of the vessels.  Such transactions did not recur in 2010, and had the effect for the year ended December 31, 2009 of increasing time charter revenue, especially for the two VLCCs to which most of the accelerated amortization related.

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

GOODWILL IMPAIRMENT - For the years ended December 31, 2010 and 2009, we recorded goodwill impairment of $28.0 million and $40.9 million, respectively.  Refer to “Critical Accounting Policies- GOODWILL”.

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

INTEREST EXPENSE - Interest expense increased by $45.0 million, or 120%, to $82.3 million for the year ended December 31, 2010 compared to $37.3 million for the prior year.  This increase is attributable to the issuance of $300 million of Senior Notes on November 12, 2009 at a coupon interest rate of 12%, the 2010 Amended Credit Facility we entered into during July 2010, which bore interest at 300 basis points over LIBOR and an increase in margin over LIBOR under our 2011 Credit Facility from 100 basis points to 250 basis points pursuant to an amendment to the 2011 Credit Facility on that same date.  The margins on the 2011 Credit Facility and 2010 Amended Credit Facility increased to 350 basis points on December 22, 2010 pursuant to amendment to both facilities on that date.  Also, during October 2010, we borrowed $22.8 million under a Bridge Loan Credit Facility which bore interest of LIBOR plus 300 basis points.  Partially offsetting this increase is a reduction in interest expense relating to the $229.5 million RBS Facility (as described below under “- Liquidity and Capital Resources- RBS Facility”) which was outstanding until its prepayment in full on November 13, 2009.  During the year ended December 31, 2010, our weighted average outstanding debt increased by 18.7% to $1,139.8 million compared to $959.9 million during the prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds; cash management

Prior to the commencement of the Chapter 11 Cases, our principal sources of funds had been operating cash flows, equity financings, issuance of long-term debt securities, long-term bank borrowings and opportunistic sales of our older vessels. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments on outstanding loan facilities. Historically, we had also used funds to pay dividends and to repurchase our common stock from time to time. We have not declared or paid any dividends since the fourth quarter of 2010 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.  See below for descriptions of our historical dividends.

Our historical practice had been to acquire vessels or newbuilding contracts using a combination of issuances of equity securities, bank debt secured by mortgages on our vessels and shares of the common stock of our shipowning subsidiaries, and long-term debt securities. We acquired Arlington through a stock-for-stock combination.

Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness.  We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand and funds available under the DIP Facility. We expect that after the Effective Date, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity after the Effective Date will be cash flow from operations, cash on hand and funds available under the Exit Facilities.

As of December 31, 2011, we had approximately $10.2 million of cash and cash equivalents on hand, as compared to approximately $38 million as of September 30, 2011 and approximately $16.9 million as of December 31, 2010. The decline primarily reflects net cash used in operating activities as well as the payment of amounts due to our critical suppliers. Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants contained in the DIP Facility, our ability to reorganize our capital structure under Bankruptcy Court supervision and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, our Chapter 11 Cases and related matters could negatively impact our financial condition.

We believe that amounts available under the DIP Facility plus cash generated from operations will be sufficient to fund anticipated cash requirements during the term of the DIP Facility for minimum operating and capital expenditures and for working capital purposes. However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the restructuring or that the lending commitments under the DIP Facility will not be restricted or terminated by the DIP Lenders. For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or if the DIP Lenders, or our other stakeholders or the Bankruptcy Court do not approve the plan of reorganization as contemplated by the Support Agreement, or our access to amounts available under the DIP Facility is restricted or terminated for any of the reasons set forth therein, we may have to take other actions such as vessel sales, the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

On November 16, 2011, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered our long-term corporate rating to “D” from “SD” and lowered its rating on our Senior Notes to “D” from “C”. The recovery rating of our Senior Notes by Standard & Poor’s as of November 16, 2011 is “6,” indicating the expectation that creditors will receive negligible (0%-10%) recovery in a payment default scenario. As of February 10, 2012, Standard & Poor’s has withdrawn all of its ratings on us.  Moody’s Investors Service (“Moody’s”) has lowered our probability of default rating to D from Caa3 and our corporate family rating to Ca from Caa3 following our filing of the Chapter 11 Cases. Moody’s also downgraded its rating on our Senior Notes to C from Ca. As a result of our filing of the Chapter 11 Cases, on November 30, 2011, Moody’s withdrew all of its ratings on us.

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

On June 9, 2011, we entered into separate open market sale agreements (“Sale Agreements”) with two investment banks (the “Sales Agents”) pursuant to which we had the right to sell shares of our common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50 million.  The shares under the Sale Agreements were sold in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the NYSE at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  We also had the right to sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed upon at such time.  Under the Sale Agreements each Sales Agent was entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent was a party, provided that the compensation equaled 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent agreed to use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by us.  We had no obligation to sell any of the Securities under the Sale Agreements and either we or either Sales Agent had the right at any time to suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and July 7, 2011, we issued 5,485,796 shares of our common stock for gross proceeds of $8.2 million, leaving $41.6 million available to be issued under this program.  Pursuant to the Investment Agreement (as described under Note 11). Warrants to the accompanying Consolidated Financial Statements), the issuances and sales of these shares under the Sale Agreements required us to issue, and we did issue on September 23, 2011, an additional 1,091,673 Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and also result in Oaktree having preemptive rights to purchase an additional 910,485 shares of our common stock at prices per share ranging from 1.35 to $1.59, in each case subject to compliance with the rules of the NYSE.  Each of the Sale Agreements was terminated on November 18, 2011.

Pursuant to the issuance of shares during the year ended December 31, 2011, the Company incurred legal and accounting costs aggregating $0.5 million, which was recorded as a reduction of proceeds from such share issuances.

Vessel Sales and Sale/Leaseback Transactions

On February 7, 2011, we completed the disposition of three product tankers, the Stena Concept, the Stena Contest and the Genmar Concord, as part of a sale/leaseback transaction to affiliates of Northern Shipping Fund Management Bermuda, Ltd. We received total net proceeds of $61.7 million from the sale of the three product tankers, a portion of which was used to repay our $22.8 million bridge loan, plus $0.1 million in fees and accrued and unpaid interest, on February 8, 2011. As a result of the repayment of the bridge loan, the Genmar Vision, a 2001-built VLCC, was released from its mortgage.

On February 8, 2011, we sold the Genmar Princess for net proceeds of $7.5 million and subsequently paid $8.2 million as a permanent reduction of the 2011 Credit Facility.

On February 23, 2011, we sold the Genmar Gulf for net proceeds of $11.0 million and subsequently paid $11.6 million as a permanent reduction of the 2011 Credit Facility.

On March 18, 2011, we sold the Genmar Constantine for net proceeds of $7.2 million and subsequently paid $8.8 million as a permanent reduction of the 2011 Credit Facility.

On April 5, 2011, we sold the Genmar Progress, for which we received net proceeds of $7.8 million and repaid $7.9 million as a permanent reduction under our 2011 Credit Facility.

On April 12, 2011, we took delivery of the last Metrostar Vessel, a Suezmax newbuilding, for $76 million, which we paid $22.8 million in cash and $7.6 million from the initial deposit, and drew down $45.6 million on our 2010 Amended Credit Facility.

On October 25, 2011, we sold the Genmar Revenge for which we received net proceeds of $8.0 million and repaid $8.2 million as a permanent reduction under our 2011 Credit Facility.

Dividend policy

On December 16, 2008, our Board of Directors adopted a quarterly dividend policy with a fixed target amount of $0.50 per share per quarter or $2.00 per share each year. We announced on July 29, 2009 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.125 per share per quarter or $0.50 per share each year, starting with the third quarter of 2009.  We announced on July 28, 2010 that our Board of Directors changed our quarterly dividend policy by adopting a fixed target amount of $0.08 per share per quarter based on the number of shares outstanding as of July 26, 2010, starting with the second quarter of 2010.  We announced on October 5, 2010 that our Board of Directors had adopted a dividend policy pursuant to which we intended to limit dividends paid in any fiscal quarter to $0.01 per share for so long as the Bridge Loan Credit Facility (as described below) remains in effect, subject to the definitive determinations of the Board of Directors in connection with the declaration and payment of any such dividends.

We have not declared or paid any dividends since the fourth quarter of 2010 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

Debt Financings

The commencement of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s Oaktree Credit Facility, 2011 Credit Facility, 2010 Amended Credit Facility and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of December 31, 2011. As a result of the commencement of the Chapter 11 Cases, the Senior Notes and Oaktree Credit Facility have been classified as Liabilities subject to compromise in the consolidated balance sheets as of December 31, 2011.  Because we will continue to pay interest on the 2011 Credit Facility and 2010 Credit Facility and because the Plan contemplates these facilities being paid in full, we have not classified them as Liabilities subject to compromise.

Pursuant to the applicable bankruptcy law, we do not expect to make any principal payments on the 2011 Credit Facility or the 2010 Amended Credit Facility during the pendency of the Chapter 11 Cases. Further, pursuant to applicable bankruptcy law, we do not expect to make any principal or interest payments on the Oaktree Credit Facility or the Senior Notes during the pendency of the Chapter 11 Cases.  In accordance with FASB ASC 852, Reorganizations, as interest on the Senior Notes and the Oaktree Credit Facility subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued and has not paid interest expense on the Senior Notes or the Oaktree Credit Facility subsequent to the Petition Date. The Company has continued to accrue and pay unpaid interest expense on the 2011 Credit Facility and the 2010 Amended Credit Facility, pursuant to the Bankruptcy Court’s order approving the DIP Facility.

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  As a result of the Chapter 11 Cases, we do not expect to make any additional principal or interest payments on the Senior Notes. The Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis. If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  On January 18, 2011, seven of our subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among us, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result. On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets. On October 26, 2011, GMR Revenge LLC was released from the Subsidiary Guaranty as a result of the sale of substantially all of its assets.

The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million.  Of these proceeds, $229.5 million was used to fully prepay the RBS Credit Facility in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of December 31,

2011, the discount on the Senior Notes is $6.2 million, which we amortized as additional interest expense until November 17, 2011.  Because the Senior Notes are unsecured, we reclassified the Senior Notes, along with unpaid interest, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases.  On this date, we ceased recording interest expense.  From November 17, 2011 to December 31, 2011, interest expense of $4.5 million, including amortization of the discount, was not recorded which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.

DIP Facility

In connection with the Chapter 11 Cases, on December 15, 2011, the Bankruptcy Court approved the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011 (the “DIP Facility”), among us and all of our subsidiaries party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”), as borrowers, various lenders (collectively, the “DIP Lenders”) and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent.

The DIP Facility provides for (i) a revolving credit facility (including a $5 million letter of credit subfacility) of up to $35 million (the “Revolving Facility”) and (ii) a term loan facility in the amount of up to $40 million (the “Term Facility”). The Revolving Facility and Term Facility are referred to collectively as the “Facilities.” The DIP Facility provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25 million (the “Incremental Facility”) subject to compliance with certain conditions.

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

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the filing date of the Petition Date (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of any plan of reorganization as contemplated by the Support Agreement and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of the assets of the Company.

Our obligations under the DIP Facility are secured by a lien covering all of our assets, rights and properties and our subsidiaries. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c)(1) and 507(b) of the Bankruptcy Code and, subject to the carve-out set forth in the DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for customary representations and warranties made by us and all of our subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to us and our subsidiaries, including affirmative covenants requiring us to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility and negative covenants restricting the ability of us and our subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to us including compliance with (i) a budget, (ii) minimum cumulative Consolidated EBITDA (as discussed below) and (iii) minimum liquidity which requires that the undrawn portion of the DIP facility plus cash must equal at least $15 million.

Borrowings under the DIP Facility are subject to the satisfaction of certain customary conditions precedent set forth in the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of the Company’s representations and warranties, material breaches by us of our covenants in the DIP Facility or ancillary loan documents, cross-defaults under other material agreements or instruments to which we are a party or the entry of material judgments against us. Noncompliance with certain specified milestones in the Chapter 11 Cases triggers the commencement of a sale process in the manner described in the DIP Facility. Upon the occurrence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, at the election of specified lenders, after notice to the Borrowers, and the automatic stay shall be deemed automatically vacated.

As of December 31, 2011, we borrowed $40 million under the DIP Facility.

The DIP Facility requires us to maintain minimum cumulative EBITDA for the period commencing on November 1, 2011 and ending on the last day of a month set forth below in the following respective amount:

Month	Minimum EBITDA
December 2011	$2,115,000
January 2012	$4,600,000
February 2012	$6,875,000
March 2012	$9,350,000
April 2012	$12,100,000
May 2012	$15,700,000
June 2012	$19,225,000
July 2012	$23,725,000
August 2012	$28,050,000
September 2012	$32,750,000
October 2012	$37,200,000

On February 15, 2012, we entered into the DIP Facility Waiver.  We did not meet the minimum cumulative EBITDA requirement of $2.1 million for the period commencing on November 1, 2011 through and including December 31, 2011.  The DIP Facility Waiver waives the minimum EBITDA covenant for this period and the period commencing on November 1, 2011 through and including January 31, 2012.

Furthermore, based on our results of operations since November 1, 2011, we believe that, absent an amendment or additional waivers to the DIP Facility, we may not meet the minimum cumulative EBITDA requirement for certain periods commencing on November 1, 2011 and ending after January 31, 2012.  We experienced diminished chartering activity during the period surrounding our filing of the Chapter 11 Cases and continue to be subject to a difficult charter rate environment, which have negatively impacted our cumulative EBITDA.  In this connection, we are seeking an amendment to the DIP Facility to provide us with greater flexibility in complying with the covenants under the DIP Facility.

Oaktree Credit Facility

On March 29, 2011, the Company, General Maritime Subsidiary and General Maritime Subsidiary II entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended and restated on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200 million secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II and received detachable warrants (the “Warrants”) to be issued by us for the purchase of 19.9% of our outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, we received $200 million under a credit facility (the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender.  We used the proceeds from the Oaktree Transaction to repay approximately $140.8 million of its existing credit facilities, to pay fees and for working capital.

The Warrants granted to the Oaktree Lender had a fair value of $48.1 million as of May 6, 2011, which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48.1 million discount was being accreted to the Oaktree Credit Facility as additional interest expense using the effective interest method over the life of the loan until November 17, 2011, on which date accretion of this discount ceased when the Oaktree Credit Facility was reclassified to Liabilities subject to compromise.  During the year ended December 31, 2011, $3.2 million of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  In addition, if we consummate any transaction triggering the anti-dilution or preemptive rights, but the shareholder approval has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment).  On June 9, 2011, we completed the first sale of shares under the Sale Agreements.  The issuances and sales of these shares require us to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree will also have preemptive rights to purchase additional shares of our common stock in connection with such issuances pursuant to the Investment Agreement.  Shareholder approval of such issuances, which is required under the rules of the NYSE, was obtained on August 9, 2011.  However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate applied following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% to 14% on June 9, 2011, increased by an additional 2% to 16% on September 9, 2011, and remained at that rate until September 23, 2011 (the date on which additional Warrants were issued to the Warrant holders), at which time the rate was reduced to 12%.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 16% during the year ended December 31, 2011.  Because we have elected to pay interest in kind since the inception of the Oaktree Credit Facility, interest expense has been $14.6 million for the year ended December 31, 2011, which accrued until November 17, 2011, the date on which the Oaktree Credit Facility was reclassified to Liabilities subject to compromise.

As of December 31, 2011, the Oaktree Credit Facility had a carrying value of $169.7 million, reconciled as follows (dollars in thousands):

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)

Carrying value, May 6, 2011	151,886

Accretion of discount	3,208
Interest paid in kind	14,584

Carrying value, December 31, 2011	$169,678

The Oaktree Credit Facility is secured on a third lien basis by a pledge by us of our interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington Tankers Ltd. (“Arlington”), a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by us and our subsidiaries (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee the 2010 Amended Credit Facility and the 2011 Credit Facility.

The Oaktree Credit Facility matures on May 6, 2018. The Oaktree Credit Facility will be reduced after disposition or loss of a mortgaged vessel, subject to reductions by the amounts of any mandatory prepayments under the 2011 Credit Facility and the 2010 Amended Credit Facility that result in a permanent reduction of the loans and commitments thereunder.

We are subject to collateral maintenance and other covenants.  The Oaktree Credit Facility includes a collateral maintenance covenant requiring that the fair market value of all vessels acting as security for the Oaktree Credit Facility shall at all times be at least 110% of the then principal amount outstanding under the Oaktree Credit Facility, the 2010 Amended Credit Facility and the 2011 Credit Facility.  We are required to comply with various financial covenants, including with respect to the minimum cash balance and a total leverage ratio covenant.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to amendment no. 1 to the Oaktree Credit Facility, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $45 million at any time prior to July 13, 2011, $31.5 million at any time from July 13, 2011 to December 31, 2011, $36 million at any time from January 1, 2012 to March 31, 2012, and $45 million from April 1, 2012.

We must maintain a total leverage ratio no greater than 0.935 to 1.00 until the quarter ending March 31, 2013, 0.88 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.77 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.35 to 1.00.

Subject to certain exceptions, we are not permitted to incur any indebtedness other than additional indebtedness issued under the 2011 Credit Facility and the 2010 Amended Credit Facility up to $75 million (subject to certain reductions).

The Oaktree Credit Facility prohibits the declaration or payment by us of dividends and the making of share repurchases until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility described below, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00. After such time, we will be permitted to declare or pay dividends up to a specified amount based on 50% of our cumulative consolidated net income plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investment, to make capital expenditures not in the ordinary course of business and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date.

The Oaktree Credit Facility prohibits capital expenditures by us until the later of the second anniversary of the date of the Oaktree Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the Oaktree Credit Facility.

The Oaktree Credit Facility also requires that we comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The Oaktree Credit Facility includes customary events of default and remedies for facilities of this nature.  If we do not comply with the various financial and other covenants of the Oaktree Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Oaktree Credit Facility.

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under “ — Amendments to Credit Agreements”), we experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted an event of default under the Oaktree Credit Facility.  In addition, as of December 31, 2011, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the Oaktree Credit Facility.

The Plan contemplates that certain indebtedness under the Oaktree Credit Facility be converted to equity of the reorganized Company. We reclassified the Oaktree Credit Facility, along with accumulated interest paid in kind, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases.  From November 17, 2011 to December 31, 2011, we did not record $3.9 million of interest for the Oaktree Credit Facility, which would have been incurred had the indebtedness not been reclassified.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the Arlington Acquisition and we were added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provided a total commitment as of May 6, 2011 of $550 million, reduced in October 2011 to $541.8 million upon the sale of a vessel collateralizing this facility, of which $536.8 million was drawn as of the date of the filing of the Chapter 11 Cases. Upon the event of default under the 2011 Credit Facility relating to the Chapter 11 Cases, the commitments under the 2011 Credit Facility were terminated automatically. Accordingly, as of December 31, 2011, no funds remained available for borrowing under the 2011 Credit Facility.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of December 31, 2011 is 4%.  As of December 31, 2011, $536.8 million of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by us of our interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by us of our interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that we own and a pledge by such vessel-owning subsidiaries of all our assets, and is guaranteed by us and our subsidiaries (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. The 2011 Credit Facility will be reduced (i) based on, for the first two years of the 2011 Credit Facility, liquidity in excess of $100 million based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the 2011 Credit Facility, pursuant to quarterly reductions of $16.9 million, as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

Up to $25 million of the 2011 Credit Facility is available for the issuance of standby letters of credit to support our obligations and those of our subsidiaries. As of December 31, 2011, we had outstanding letters of credit aggregating $4.7 million which expire between March 2012 and December 2012. Pursuant to the filing of the Chapter 11 cases, we may not issue any additional standby letters of credit.  On February 14, 2012, we were notified that the letter of credit issued by Citibank, N.A. in the amount of $4 million, which was to expire in March 2012, in favor of Citibank Turkey was drawn in its entirety.

We are subject to collateral maintenance and other covenants.  We are required to comply with various financial covenants, including with respect to our minimum cash balance and a total leverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 23 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 23 vessels have an aggregate book value as of December 31, 2011 of $922.1 million.  The 2011 Credit Facility also requires that we comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to amendment no. 1 to the 2011 Credit Facility, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized commitments under the 2011 Credit Facility and the unutilized revolving commitments under the 2010 Amended Credit Facility and (2) $25 million, to be less than $50 million at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2012 to March 31, 2012 and $50 million from April 1, 2012.

We must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio (defined as the ratio of consolidated EBITDA to consolidated cash interest expense) starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, we are not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2011 Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2011 Credit Facility and the elimination of the amortization shortfall, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2011 Credit Facility prohibits the declaration or payment by us of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall.  After such time, we will be permitted to declare or pay dividends up to a specified amount based on 50% of our cumulative consolidated net income plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

The 2011 Credit Facility prohibits capital expenditures by us until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, except for maintenance capital expenditures incurred in the ordinary course of business and consistent with past practice, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2011 Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2011 Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2011 Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by us from refinancing indebtedness. The 2011 Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

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

The 2011 Credit Facility includes customary events of default and remedies for facilities of this nature.  If we do not comply with the various financial and other covenants of the 2011 Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2011 Credit Facility.

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments, we experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility.  In addition, as of December 31, 2011, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”). The 2010 Amended Credit Facility provides for term loans in the amount of $278.2 million (the “Term Loans”) and a $50 million revolver (the “Revolving Loans”). The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels. The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of December 31, 2011, the 2010 Amended Credit Facility had $313.5 million outstanding. Upon the event of default under the 2010 Amended Credit Facility relating to the Chapter 11 Cases, the commitments, if any, with respect to the Revolving Loans, if any, were automatically terminated. Accordingly, as of December 31, 2011, no funds remained available with respect to the Revolving Loans.

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by us of our interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that it owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by us of our interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by us and our subsidiaries (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7.4 million quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.  Amendment No. 2 to the 2010 Amended Credit Facility entered into on September 30, 2011 further provided that the amortization payment of $7.4 million made on September 30, 2011 will be applied to the revolver loans in lieu of the term loans. On October 31, 2011 the revolver commitments were permanently reduced by the amount of such amortization payment. As a result of the Chapter 11 Cases, we do not expect to make any additional principal payments on the 2010 Amended Credit Agreement, other than as provided in the Plan.

We are subject to collateral maintenance and other covenants.  We are required to comply with various financial covenants, including with respect to our minimum cash balance and a total leverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of December 31, 2011 of $588.7 million.  The 2010 Amended Credit Facility also requires us to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to amendment no. 1 to the 2011 Credit Facility, we are not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit

Facility and (2) $25 million, to be less than $50 million at any time prior to July 13, 2011, $35 million at any time from July 13, 2011 to December 31, 2011, $40 million at any time from January 1, 2012 to March 31, 2012 and $50 million from April 1, 2012.

We must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, we are not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence (the “Incurrence Test”). While the 2010 Amended Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2010 Amended Credit Facility and the elimination of the amortization shortfall under the 2011 Credit Facility, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2010 Amended Credit Facility prohibits the declaration or payment by us of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility. After such time, we will be permitted to declare or pay dividends up to a specified amount based on 50% of our cumulative consolidated net income plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Agreement to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

The 2010 Amended Credit Facility prohibits capital expenditures by us until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, except for maintenance capital expenditures, acquisitions of new vessels and other cash expenditures not in the ordinary course of business with the net cash proceeds of equity offerings since the date of the 2010 Amended Credit Facility or permitted indebtedness which does not require any mandatory repayments to be made at any time on or prior to the second anniversary of the date of the 2010 Amended Credit Facility (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness).

The 2010 Amended Credit Facility also restricts voluntary prepayment of the Oaktree Loan, except for payments with cash proceeds from equity issuances, payments in kind, payments with certain equity interests or with net cash proceeds of certain equity interests, and payments with cash proceeds received by us from refinancing indebtedness. The 2010 Amended Credit Facility also restricts any amendment to the Oaktree Credit Facility without consent or only to the extent permitted under the intercreditor agreements governing the credit facilities.

The 2010 Amended Credit Facility also requires that we comply with a number of customary covenants, including covenants related to delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants.

The 2010 Amended Credit Facility includes customary events of default and remedies for facilities of this nature.  If we do not comply with the various financial and other covenants of the 2010 Amended Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the 2010 Amended Credit Facility.

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under “- Amendments to Credit Agreements”), we experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant. In addition, as of December 31, 2011, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the 2010 Amended Credit Facility.

The filing of the Chapter 11 Cases constituted a default under the 2010 Amended Credit Facility.

Amendments to Credit Agreements

On September 30, 2011, we entered into amendments and waivers (the “September Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The September Credit Agreement Amendments waived the covenant regarding required minimum cash balance under each of these credit facilities through November 10, 2011, unless an event of default under any such credit facility occurs prior to such date.  We are further restricted from paying dividends through November 10, 2011.  We are also obligated to deliver updating information to our lenders regarding our cash flows and proposed restructuring plan.  The September Credit Agreement Amendments also require that interest be payable monthly until November 10, 2011. On November 10, 2011, we entered into amendments and waivers (the “November Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The November Credit Agreement Amendments waive the covenant regarding required minimum balance in cash, cash equivalents and revolver availability under each of these credit facilities through and including November 15, 2011, unless an event of default under any such credit facility occurs prior to such date.

As a result of the events of default described above, all of our indebtedness, except for the DIP Facility, are subject to acceleration by our lenders as of December 31, 2011.

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

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividend were based on substantially the same pricing grid applicable to the 2011 Credit Facility.

A portion of the proceeds from the sale of three product tankers, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above. As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage under the Bridge Loan Credit Facility.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229.5 million facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229.5 million on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 bps.  In connection with the RBS Facility, we were party to an interest rate swap agreement with The Royal Bank of Scotland (the “RBS Swap”).  This swap was de-designated as a hedge as of November 13, 2009 because we did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229.5 million could be designated.  As of December 31, 2009, we rolled over at 3-month LIBOR all of its $726 million outstanding balance on its 2011 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt.  The RBS Swap was terminated on September 28, 2010 and is described below.

A repayment schedule of outstanding borrowings at December 31, 2011, excluding the reclassification of all of the amounts due under the 2011 Credit Facility and 2010 Amended Credit Facility to current and the reclassification of all amounts due under the Senior Notes and Oaktree Credit Facility to Liabilities subject to compromise, is as follows (dollars in thousands):

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Amended Credit Facility	Oaktree Credit Facility	Senior Notes	DIP Facility	TOTAL

2012	$—	$29,621	$—	$—	$40,000	$69,621
2013	50,789	29,621	—	—	—	80,410
2014	67,719	29,621	—	—	—	97,340
2015	67,719	224,589	—	—	—	292,308
2016	67,719	—	—	—	—	67,719
Thereafter	282,871	—	214,584	300,000	—	797,455

	$536,816	$313,452	$214,584	$300,000	$40,000	$1,404,852

During the years ended December 31, 2011, 2010 and 2009, we paid dividends of $0, $22.6 million and $94.0 million, respectively.  We have not declared or paid any dividends since the fourth quarter of 2010 and currently do not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under our debt instruments, we are prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

Interest Rate Swap Agreements

As of December 31, 2011, we are party to two interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $150 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The changes in the notional principal amounts of the swaps during the years ended December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Notional principal amount, beginning of year	$250,000	$579,500	$579,500
Additions	—	—	—
Terminations	(100,000)	(229,500)	—
Expirations	—	(100,000)	—

Notional principal amount, end of the year	$150,000	$250,000	$579,500

The filing of the Chapter 11 Cases constituted a termination event under the interest rate swap agreements, making them cancelable at the option of the counterparties. As a result of the Chapter 11 Cases, we de-designated all of its interest rate swaps from hedge accounting as of November 17, 2011, and have classified this balance as a component of accounts payable and other accrued expenses.  Once de-designated, changes in fair value of the swaps are recorded on the statements of operations and amounts included in accumulated OCI are amortized to interest expense over the original term of the hedging relationship.  On November 18, 2011, we received notification from Citigroup that it had terminated its $100 million interest rate swap agreement, scheduled to expire on September 30, 2012, and bearing interest at 3-month LIBOR plus 3.515%, and demanding a settlement of $2.8 million.

During September 2010, we terminated the RBS Swap that was to expire on January 5, 2011 by making a payment of $5.6 million, which was drawn from a deposit held by that institution from which the quarterly cash settlements were being paid.  Such deposit had been previously included in Prepaid expenses on our consolidated balance sheets, but there is no balance as of December 31, 2010 because funds remaining in that account after the termination of the RBS Swap had been returned to us.

The RBS Swap had a notional principal amount of $229.5 million and had a fixed interest rate of 4.9825%.  Included in accumulated OCI as of December 31, 2010 is $0.1 million which was amortized as an increase to interest expense through the date on which the RBS Swap had been scheduled to expire.

Our 23 vessels which collateralize the 2011 Credit Facility also serve as collateral for the interest rate swap agreements with Citigroup, DnB Nor Bank and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland was collateralized by a $12.2 million deposit held by that institution as of December 31, 2009 from which the quarterly cash settlements are paid.  Of this deposit, $12.1 million was included in Prepaid expenses and other current assets and the balance of $0.2 million is included in Other assets.  During the year ended December 31, 2010, this deposit had been used to pay quarterly swap settlements on the RBS Swap and the payment to terminate this swap as described above, with the balance being refunded to us.  Therefore, there was no longer a deposit as of December 31, 2010.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2011, 2010 and 2009 was $7.8 million, $14.8 million and $11.6 million, respectively.

We would have paid a net amount of approximately $7.6 million if it were to settle our outstanding swap agreements, including the terminated swap agreement with Citi, based upon its aggregate fair value as of December 31, 2011. This fair value is based upon estimates received from financial institutions.  At December 31, 2011, $5.1 million of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under our DIP Facility, 2011 Credit Facility, 2010 Credit Facility, Oaktree Credit Facility, Bridge Loan Credit Facility, Senior Notes and interest rate swaps aggregated $97.2 million, $82.3 million and $37.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash and Working Capital

Cash decreased to $10.2 million as of December 31, 2011 compared to $16.9 million as of December 31, 2010. Working capital is current assets minus current liabilities, including the current portion of long-term debt.  Working capital deficiency was $859 million as of December 31, 2011 compared to a $1,274 million deficiency as of December 31, 2010.  The change in working capital between these two dates is principally the result of a decrease in the current portion of long-term debt.  As of December 31, 2011 and December 31, 2010, the current portion of long-term debt was $890.3 million and $1,353 million, respectively.  On November 17, 2011, we classified $463.5 million from debt to liabilities subject to compromise.

Cash Flows from Operating Activities

Net cash used by operating activities was $70.7 million for the year ended December 31, 2011 compared to $5.9 million for the prior year.  This reduction in cash flows from operating activities of $64.7 million primarily reflects to the following factors:

•                  During the years ended December 31, 2011 and 2010, our net loss was $152.7 million and $216.7 million, respectively.  However, this decrease in net loss is primarily due to smaller noncash adjustments increasing net loss in 2011 than in 2010.  The net loss for the years ended December 31, 2011 and 2010 included non-cash items increasing net loss relating to vessel impairments of $13.0 million and $99.7 million, respectively, and goodwill impairments of $1.8 million and $28.0 million, respectively.  In addition, during the year ended December 31, 2011, we had an unrealized gain of $48.1 million, which is a non-cash adjustment having the effect of decreasing the net loss, associated with the change in liability of warrants issued during 2011.  These items are described above.

•                  This decrease in our net loss for the year ended December 31, 2011 compared to the prior year that affected cash flows from operations includes a decrease in net voyage revenue of $52.4 million, an increase in direct vessel expenses of $3.7 million, an increase in general and administrative expenses of $5.8 million and an increase in bareboat lease expense of $9.0 million.  The reasons for these changes are described above.

Net cash used by operating activities was $5.9 million for the year ended December 31, 2010 compared to cash provided by operating activities of $47.5 million for the year ended December 31, 2009.  This reduction in cash flows from operating activities of $53.4 million primarily relates to the following factors:

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

A reduction associated with an increase in amounts due from charterers during the year ended December 31, 2010 of $22.3 million compared to a decrease of $1.2 million during the prior year.  This reflects an increase in the number of vessels operating on the spot market during the year ended December 31, 2010 as compared to the prior year.  Charterers typically pay in advance of the time charter period under time charter contracts and generally pay a few days after completion of discharge of cargo under a spot voyage contract.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $20.6 million during the year ended December 31, 2011 compared net cash used by investing activities of $547.6 million during the prior year.  During the year ended December 31, 2011, we received $101.0 million of proceeds from the sale of eight vessels.  We did not sell any vessels during the prior year.  During the year ended December 31, 2011, we paid $74.5 million to acquire a Suezmax vessel and pay for vessel components of other vessels, such as steel replacements. Compared to the year ended December 31, 2010, during which we paid $546.6 million for vessels in connection with the acquisition of the Metrostar Vessels and paid $7.6 million in deposits for a Metrostar vessel expected to be delivered in April 2011.

Net cash used by investing activities was $547.6 million for the year ended December 31, 2010 compared to $24.6 million for the year ended December 31, 2009.  During the year ended December 31, 2010, we paid $546.6 million for vessels in connection with the acquisition of the Metrostar Vessels and paid $7.6 million in deposits for a Metrostar vessel expected to be delivered in April 2011.  We had no vessel acquisitions during the year ended December 31, 2009.  During the year ended December 31, 2010, we paid $5.7 million for vessel improvements and other fixed assets and withdrew $12.2 million of net deposits to a counterparty that collateralized the RBS interest rate swap which was terminated during 2010.  During the year ended December 31, 2009, we paid $11.2 million for additions to vessels and vessel equipment, $12.2 million of net deposits to a counterparty to collateralize the RBS interest rate swap and paid $1.2 million of costs associated with the Arlington Acquisition that were unpaid as of December 31, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $43.5 million during the year ended December 31, 2011 compared to $518.1 million during the prior year. The change in cash provided by financing activities relates primarily to the following:

During the year ended December 31, 2011, we received $57.4 million proceeds from the issuance of 31,935,796 shares of our common stock; during the year ended December 31, 2010, we received $195.5 million of proceeds from the issuance of 30,600,000 shares of our common stock.

•                 During the year ended December 31, 2011, we borrowed $45.6 million under our 2010 Amended Credit Facility to partially finance the Metrostar Vessel acquired in April 2011; during the year ended December 31, 2010 we borrowed $391.1 million of which $64.8 million was borrowed from our 2011 Credit Facility and $326.3 million was borrowed from our 2010 Amended Credit Facility to partially finance the acquisition of five VLCCs and one Suezmax vessel.

•                 During the year ended December 31, 2011, we repaid $255.4 million of our credit facilities consisting of $47.4 million under our 2010 Amended Credit Facility (including a $25.0 million prepayment at the time the facility was amended on May 6, 2011) and $208.0 million under our 2011 Credit Facility (including $44.6 million repaid associated with the sale of five vessels collateralizing this facility, a $47.6 million amortization payment and a $115.8 million repayment associated with the refinancing this facility on May 6, 2011).

•                  During the year ended December 31, 2011, we repaid the $22.8 million Bridge Loan Credit Facility.

•                 During the year ended December 31, 2011, we borrowed $200 million under our Oaktree Credit Facility and $40 million under our DIP Facility.

•                 During the year ended December 31, 2011 and 2010, we paid deferred financing cost of $21.3 million and $11.7 million, respectively.

•                  During the year ended December 31, 2010, we repaid revolving debt of $46.0 million associated with our 2011 Credit Facility.

•                 During the year ended December 31, 2010, we paid $21.3 million of dividends to our shareholders; we paid no dividends during 2011.

Net cash provided by financing activities for the year ended December 31, 2010 was $518.1 million compared to net cash used by financing activities of $74.1 million for the year ended December 31, 2009.  The change in cash provided by financing activities relates primarily to the following:

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

•                 During the year ended December 31, 2010, we paid $11.7 million of deferred financing costs associated with the 2010 Credit Facility, Bridge Loan Credit Facility and various amendments to all of our credit facilities.  During the year ended December 31, 2009, we paid $8.2 million of deferred financing costs of which $7.2 million was associated with the Senior Notes offering and $1.0 million related to amending the 2011 Credit Facility, compared to $1.7 million paid during the prior year to amend the 2011 Credit Facility.

•                  During the year ended December 31, 2009, we paid $229.5 million to fully prepay the RBS Facility in accordance with its terms.

•                During the years ended December 31, 2010 and 2009, we made net borrowings (payments) of revolving debt associated with our 2011 Credit Facility of $18.8 million and $(35.0) million, respectively.

•                 During the years ended December 31, 2010 and 2009, we paid $22.6 million and $94.0 million of dividends to shareholders, respectively.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During the year ended December 31, 2011, we paid $12.9 million of drydock related costs.  For the year ending December 31, 2012, we anticipate that we will capitalize costs associated with drydocks on eight vessels. We estimate that the expenditures to complete drydocks during 2012 will aggregate approximately $17 million and that the vessels will be offhire for approximately 350 days to effect these drydocks and significant in-water surveys.  The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations, utilize our revolving credit facilities or secure additional financing.

The United States ratified Annex VI to the MARPOL Convention, which sets forth pollution-prevention requirements relating to air emissions, effective in October 2008.  Please see the discussion above under the caption “Business - Environmental Regulation and

Other Regulations - International Maritime Organization (IMO)” for a description of the Annex VI requirements.  We may incur costs to comply with these standards.

Capital Improvements

During the year ended December 31, 2011, we capitalized $5.9 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.  For the year ending December 31, 2012, we have budgeted approximately $5.6 million for such projects.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than outstanding letters of credit under our 2011 Credit Facility as previously discussed and our office lease and bareboat charters described below.

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

As of December 31, 2011, we had the following contractual obligations and commitments which are based on contractual payment dates and have not been adjusted as a result of the Chapter 11 Cases (dollars in millions):

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Total	2012	2013	2014	2015	2016	Thereafter
2011 Credit Facility	$536.8	$—	50.8	$67.7	$67.7	$350.6	$—
2010 Amended Credit Facility	313.4	29.6	29.6	29.6	224.6	—	—
DIP Facility	40.0	40.0	—	—	—	—	—
Oaktree Credit Facility (1)	466.2	—	—	—	—	—	466.2
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	62.5	7.1	10.6	10.9	10.9	11.0	12.0
Interest expense (2)	310.7	66.6	61.5	56.6	53.3	41.2	31.5
Senior officer employment agreements (3)	1.5	1.5	—	—	—	—	—
Office leases	13.1	1.5	1.4	1.4	1.5	1.5	5.8
Total commitments	$2,044.2	$146.3	$153.9	$166.2	$358.0	$404.3	$815.5

(1)          The Oaktree Credit Facility permits us, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility.  This table assumes that interest will be paid in kind at a rate of 12% (LIBOR with a floor of 3% plus a margin of 9%) through the duration of the facility.  With interest paid in kind, the $200 million borrowed on May 6, 2011 would increase to $466 million when the Oaktree Credit Facility comes due in seven years.

(2)          Future interest payments on our 2011 Credit Facility and 2010 Amended Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.3125% plus the applicable margin of 400 basis points, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate.  The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility.  Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%.  Our DIP Facility, which has a floor of 150 basis points over the Eurodollar rate and a margin of 650 basis points, incurs interest expense at an annual rate of 8%.

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

During May 2006, we entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with us receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index (“BITR”) and a specified bunker price index.  As of December 31, 2011 and 2010,we are not party to any derivatives of this nature.  As of December 31, 2008, the fair market value of the freight derivative, which was determined based on the aggregate discounted cash flows using estimated future rates obtained from brokers, resulted in an asset to us of $0.6 million.  We recorded an unrealized loss of $0, $0 and $(0.6) million for the years ended December 31, 2011, 2010 and 2009, respectively, which is reflected on our statement of operations as Other income (expense).  We have recorded an aggregate realized gain of $0, $0, and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is classified as Other income (expense) on the consolidated statement of operations.

We consider all of our freight derivative contracts to be speculative.

We have not been party to any freight derivatives since June 30, 2009.

Fuel Derivatives

During November 2008, we entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract settled on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2011, 2010 and 2009, we recognized an unrealized gain loss of $0, $0 and $0.1 million, respectively, which is classified as Other income (expense) on the consolidated statement of operations.

We consider all of our fuel derivative contracts to be speculative.

We have not been party to any freight derivatives since March 31, 2009.

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

We have had an excellent collection record during the past seven years.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time.  We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts.  As of December 31, 2011 and 2010, we provided a reserve of approximately 10% for these claims, which we believe is adequate in light of our collection history.  We periodically review the adequacy of this reserve so that it properly reflects our collection history.  To the extent that our collection experience warrants a greater reserve, we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions.  We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

VESSELS AND DEPRECIATION.  We record the value of our vessels at their cost (which includes acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage) less accumulated depreciation.  We depreciate our double-hull tankers on a straight-line basis over their estimated useful lives, estimated to be 25 years from date of initial delivery from the shipyard.  Depreciation is based on cost less the estimated residual scrap value.  We estimate the residual values of our vessels to be $265 per lightweight ton.  An increase in the useful life of the vessel or in its residual value would have the effect of decreasing the annual depreciation charge and extending it into later periods.  A decrease in the useful life of the vessel or in its residual value would have the effect of increasing the annual depreciation charge.  However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, or when the cost of complying with such regulations is not expected to be recovered, we will adjust the vessel’s useful life to end at the date such regulations preclude such vessel’s further commercial use.

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

Pursuant to our Pre-petition Credit Facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our Pre-petition Credit Facilities.  Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.  We were not in compliance with the collateral maintenance covenants under our Pre-petition Credit Facilities at December 31, 2011.  In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2011.  We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our Pre-petition Credit Facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2011.  The compliance testing date was December 31, 2011 under our Pre-petition Credit Facilities.  The amount by which the carrying value at December 31, 2011 of 28 of our 30 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes ranged, on an individual vessel basis, from $3.4 million to $50.6 million per vessel with an average of $16.8 million per vessel.

Vessel	Year Built	Year Acquired	Purchase Price

Genmar Agamemnon *	1995	1998	$39,900
Genmar Ajax *	1996	1998	41,400
Genmar Alexandra	1992	2001	43,830
Genmar Argus *	2000	2003	45,170
Genmar Atlas *	2007	2010	96,321
Genmar Daphne *	2002	2008	69,231
Genmar Defiance *	2002	2004	49,000
Genmar Elektra *	2002	2008	69,201
Genmar George T *	2007	2007	64,885
Genmar Harriet G *	2006	2006	61,838
Genmar Hercules *	2007	2010	95,877
Genmar Hope *	1999	2003	43,646
Genmar Horn *	1999	2003	43,667
Genmar Kara G *	2007	2007	63,162
Genmar Maniate *	2010	2010	72,976
Genmar Minotaur *	1995	1998	39,900
Genmar Orion *	2002	2003	47,874
Genmar Phoenix *	1999	2003	43,697
Genmar Poseidon *	2002	2010	74,038
Genmar Spartiate *	2011	2011	76,000
Genmar Spyridon *	2000	2003	45,142
Genmar St. Nikolas *	2008	2008	64,087
Genmar Strength *	2003	2004	49,806
Genmar Ulysses *	2003	2010	83,039
Genmar Victory *	2001	2008	100,000
Genmar Vision *	2001	2008	100,000
Genmar Zeus *	2010	2010	119,039
Stena Companion *	2004	2008	50,000
Stena Compatriot *	2004	2008	50,000
Stena Consul *	2004	2008	43,000

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

The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days  over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation, assuming fleet utilization based on historic levels. The salvage value used in the impairment test is estimated to be $265 per light weight ton, consistent with our vessels’ depreciation policy discussed above.

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

During 2010 and 2011, tanker rates continued to remain soft.  Additionally, we obtained third party vessel appraisals during the fourth quarter of 2010 which indicated that vessel values had fallen.  As a result of these factors, we concluded that impairment indicators were present and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2010.  Based on this analysis, which included consideration of our long-term intentions relative to its vessels, including our assessment of whether we would drydock and continue to operate its older vessels given the weak current rate environment, it was determined that there was an impairment on three of our vessels.  An aggregate impairment loss of $25.2 million, equal to the aggregate of the excess of each vessel’s carrying value plus unamortized drydock and undepreciated vessel equipment over its fair value was recorded for the year ended December 31, 2010.

A similar analysis was done as of December 31, 2011.  Based on this analysis, it was determined that one of the vessels impaired as of December 31, 2010, experienced a further reduction in fair value, resulting in an additional impairment loss of $2.3 million, which was recorded as of December 31, 2011.  This impairment loss was the difference between the vessel’s carrying value and its fair value.

In addition, as of December 31, 2010, we classified five vessels as held for sale.  At that time we had engaged in a program to actively locate buyers for these vessels.  These vessels were written down to their fair value, less cost to sell, as determined by contracts to sell these vessels which were finalized in January 2011, and were reclassified on the consolidated balance sheet to current assets.  In addition, unamortized drydock costs, undepreciated vessel equipment and unamortized time charter asset balances relating to these five vessels were also written off as they were deemed to have been impaired.  The aggregate loss of $74.4 million was recorded on the consolidated statement of operations as a component of Loss on impairment of vessels.

During the year ended December 31, 2011, we sold these five vessels and two additional vessels for which an impairment charge had been recorded during the year ended December 31, 2010.  Also, during August 2011, we classified a vessel as held-for-sale which was subsequently sold during October 2011.  This vessel was been written down to its fair value, less cost to sell as determined by a contract to sell this vessel which was finalized in October 2011.  In addition, unamortized drydock costs and undepreciated vessel equipment were also written off.  The aggregate impairment charge for this vessel was $10.7 million for the year ended December 31, 2011.

GOODWILL.  We follow the provisions of FASB ASC 350-20-35, Intangibles- Goodwill and Other.  We evaluate goodwill for impairment as of December 31 of each year, or more frequently if events and circumstances indicate that the asset might be impaired.  Goodwill impairment testing is a two-step process.  As each of our vessels is considered an operating segment, each is also considered a reporting unit for testing goodwill for impairment.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition, has been allocated to the vessel/reporting units based on their proportionate fair value at date of acquisition.  The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill of the reporting unit is considered unimpaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss, equivalent to the difference, is recorded as a reduction of goodwill and a charge to operating expense.

In our 2011 and 2010 annual assessments of goodwill for impairment, we estimated the fair value of the reporting units to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, we use the trailing 10-year industry average rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of our fleet. Also for this purpose, we use a utilization rate based on our historic average.

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

The more significant factors which could impact management’s assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from our significant customers; (b) changes in demand; (c) material decline in rates in the tanker market; (d) changes in production of or demand for oil and petroleum products, generally or in particular regions; (e) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; (f) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the IMO and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

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

Results of impairment testing as of December 31, 2010 for Step 1 indicated that the goodwill allocated to our two VLCC vessel reporting units and our five Aframax vessel reporting units was impaired.  We then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, we determined that most of the goodwill allocated to the two VLCC vessel reporting units and all of the goodwill allocated to three of the Aframax vessel reporting units was fully impaired, which resulted in a write-off during the year ended December 31, 2010 of $28.0 million.

Result of impairment testing as of March 31, 2011 for Step 1 indicated that the remaining goodwill allocated to our two VLCC vessel reporting units and the Company’s two Aframax vessel reporting units was impaired.  We then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, we determined that all of the goodwill allocated to the two VLCC vessel reporting units and two the Aframax vessel reporting units was fully impaired, which resulted in an impairment being recorded during the year ended December 31, 2011 of $1.8 million.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Related Party Transactions

During the years ended December 31, 2011, 2010 and 2009, we incurred office expenses totaling $31,000, $58,000 and $0.1 million, respectively, on behalf of  P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors. As of December 31, 2011 and 2010, a balance remains outstanding of $19,000 and $14,000, respectively.

During the years ended December 31, 2011, 2010 and 2009, we incurred fees for legal services aggregating $0.1 million, $0.1 million and $38,000, respectively, to the father of Peter C. Georgiopoulos. As of December 31, 2011 and 2010, a balance of $0 and $12,000 remains outstanding.

During the years ended December 31, 2011, 2010 and 2009, we incurred certain entertainment and travel costs totaling $0.2 million, $0.3 million and $0.1 million and on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is chairman of Genco’s board of directors.  As of December 31, 2011 and 2010, a balance of $11,000 and $0.2 million, respectively, remains outstanding.

During the years ended December 31, 2011 and 2010, we incurred certain entertainment costs totaling $3,000 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of December 31, 2011 and December 31, 2010, respectively.

During the years ended December 31, 2011, 2010 and 2009, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $0.2 million, $0.2 million and $0.2 million, respectively, based on actual time spent by the employees. As of December 31, 2011 and 2010, a balance of $0.1 million and $0.1 million remains outstanding.

During the years ended December 31, 2011, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”)  supplied bunkers and lubricating oils to our vessels aggregating $38.7 million, $30.1 million and $2.1 million, respectively, As of December 31, 2011 and 2010, a balance of $3.6 million and $9.8 million remains outstanding. Peter Georgiopoulos is the chairman of Aegean’s board of directors, George J. Konomos is a member of our Board of Directors and is on the board of directors of Aegean, and John Tavlarios, a member of our Board of Directors and our president and CEO and is on the board of directors of Aegean.  In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended 2011, 2010 and 2009 for $64,000, $68,000 and $55,000, respectively. As of December 31, 2011 and 2010, a balance of $15,000 and $7,000, respectively, remains outstanding.

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination. At the closing of the transactions contemplated by the Oaktree Credit Agreement, we entered into a new registration rights agreement with Mr. Georgiopoulos and an entity controlled by him, as well as Oaktree. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement granted him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement provides for customary demand and piggy-back registration rights.

In 2011, Peter C. Georgiopoulos, undertook to assign to us his interest in a limited partnership (the “Investment Partnership”) controlled and managed by Oaktree which had been granted to him in connection with the transactions contemplated by the Oaktree Credit Facility. On January 7, 2012, this assignment was consummated pursuant to an Assignment of Limited Partnership Interest and an amended and restated exempted limited partnership agreement of the Investment Partnership (the “Partnership Agreement”). As a result of the assignment, we received substantially the same rights as Mr. Georgiopoulos had under the Partnership Agreement. Under the Partnership Agreement, we will be entitled to an interest in distributions by the Investment Partnership, which in the aggregate will not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions will be made to us until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. We do not have any rights to participate in the management of the Investment Partnership, and we have not made and are not required to make any investment in the Investment Partnership. The Investment Partnership and its subsidiaries currently hold the entire loan made under the Oaktree Credit Facility, as well as all of the detachable warrants issued by us in connection therewith.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates.  Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense.  The exposure to interest rate risk relates primarily to our debt.  At December 31, 2011, we had $850.3 million of floating rate debt with a margin over LIBOR of 400 basis points compared to December 31, 2010 when we had $1,082.8 million of floating rate debt with margins over LIBOR of 350 basis points.  As of December 31, 2011, we are party to two interest rate swaps which effectively fix LIBOR on an aggregate $150.0 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 3.390%.  A one percent increase in LIBOR would increase interest expense on the portion of our $700.3 million outstanding floating rate indebtedness, which is not hedged, by approximately $7.0 million per year from December 31, 2011. In addition, our DIP Facility is based on the Eurodollar rate, but because there is a floor of 1.50% on the DIP Facility, a one percent increase in the Eurodollar rate would not have any impact on the amount of interest paid on the DIP Facility.

Changes in interest rates would not impact our interest expense for our long-term fixed interest rate Senior Notes. However, changes in interest rates would impact the fair market value of the Senior Notes. In general, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. The currently outstanding Senior Notes accrue interest at the rate of 12% per annum and mature on November 15, 2017 and the effective interest rate on such notes is 12.5%.  A hypothetical 10% change in interest rates as of December 31, 2011 would have no impact on our interest expense for our fixed interest rate debt.

FOREIGN EXCHANGE RATE RISK

The international tanker industry’s functional currency is the U.S. Dollar.  Virtually all of our revenues and most of its operating costs are in U.S. Dollars.  We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroners.  During the year ended December 31, 2011, approximately 11% of our direct vessel operating expenses were denominated in these currencies.  The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $1.2 million for the year ended December 31, 2011.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENERAL MARITIME CORPORATION

DEBTOR-IN-POSSESSION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation (Debtor-in-Possession)

New York, New York

We have audited the accompanying consolidated balance sheets of General Maritime Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Maritime Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative working capital raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York

March 15, 2012

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except share and per share data)

	DECEMBER 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$10,184	$16,858
Due from charterers, net	27,762	30,442
Prepaid expenses and other current assets	35,199	41,019
Vessels held for sale	—	80,219
Total current assets	73,145	168,538

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $372,006 and $345,071, respectively	1,510,841	1,547,527
Vessel deposits	—	7,612
Other fixed assets, net	11,978	11,806
Deferred drydock costs, net	24,123	20,258
Deferred financing costs, net	36,022	19,178
Other assets	15,179	5,048
Goodwill	—	1,818
Total noncurrent assets	1,598,143	1,613,247
TOTAL ASSETS	$1,671,288	$1,781,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	$37,919	$57,864
Current portion of long-term debt	890,268	1,353,243
Bridge Loan Credit Facility	—	22,800
Deferred voyage revenue	922	1,554
Derivative liability	3,237	7,132
Total current liabilities not subject to compromise	932,346	1,442,593

NONCURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Other noncurrent liabilities	4,548	2,217
Derivative liability	1,561	4,929
Total liabilities not subject to compromise	938,455	1,449,739
LIABILITIES SUBJECT TO COMPROMISE	483,027	—
TOTAL LIABILITIES	1,421,482	1,449,739
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 390,000,000 shares; issued and outstanding 121,705,048 and 89,593,272 shares at December 31, 2011 and December 31, 2010, respectively	1,217	896
Paid-in capital	636,532	571,742
Accumulated deficit	(381,356)	(228,657)
Accumulated other comprehensive loss	(6,587)	(11,935)
Total shareholders’ equity	249,806	332,046
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,671,288	$1,781,785

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except share and per share data)

	2011	2010	2009
VOYAGE REVENUES:
Voyage revenues	$345,381	$387,161	$350,520

OPERATING EXPENSES:
Voyage expenses	162,034	151,448	58,876
Direct vessel expenses	109,542	105,855	95,573
Bareboat lease expense	9,009	—	—
General and administrative	42,383	36,642	40,339
Depreciation and amortization	92,036	98,387	88,024
Goodwill impairment	1,818	28,036	40,872
Loss on disposal of vessel equipment	6,267	560	2,051
Loss on impairment of vessels	12,995	99,678	—
Total operating expenses	436,084	520,606	325,735
OPERATING (LOSS) INCOME	(90,703)	(133,445)	24,785

OTHER INCOME (EXPENSE):
Interest income	82	110	129
Interest expense	(104,126)	(82,338)	(37,344)
Other income (expense)	48,195	(989)	435
Net other expense	(55,849)	(83,217)	(36,780)
Loss before reorganization items, net	(146,552)	(216,662)	(11,995)
Reorganization items, net	(6,147)	—	—
Net loss	$(152,699)	$(216,662)	$(11,995)

Loss per common share:
Basic	$(1.40)	$(3.02)	$(0.22)

Diluted	$(1.40)	$(3.02)	$(0.22)

Dividends declared per common share	$—	$0.34	$1.63

Weighted-average shares outstanding- basic	109,147,546	71,823,452	54,650,943

Weighted-average shares outstanding- diluted	109,147,546	71,823,452	54,650,943

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands except share and per share data)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance at January 1, 2009	$579	$474,424	$—	$(19,204)	$455,799

Net loss			(11,995)		(11,995)
Unrealized derivative gain on cash flow hedge, net of reclassifications				5,248	5,248
Foreign currency translation adjustments				(248)	(248)
Issuance of 416,322 shares of restricted stock, net of forfeitures	4	(4)			—
Cash dividends paid		(93,965)			(93,965)
Restricted stock amortization, net of forfeitures		10,070			10,070

Balance at December 31, 2009	583	390,525	(11,995)	(14,204)	364,909

Net loss			(216,662)		(216,662)
Unrealized derivative gain on cash flow hedge, net of reclassifications				2,635	2,635
Foreign currency translation adjustments				(366)	(366)

Issuance of 30,600,000 shares of common stock	306	195,211			195,517
Issuance of 754,942 shares of restricted stock, net of forfeitures	7	(7)			—
Cash dividends paid		(22,560)			(22,560)
Restricted stock amortization, net of forfeitures		8,573			8,573

Balance at December 31, 2010	896	571,742	(228,657)	(11,935)	332,046

Net loss			(152,699)		(152,699)
Unrealized derivative gain on cash flow hedge, net
of reclassifications				5,456	5,456
Foreign currency translation adjustments				(108)	(108)

Issuance of 31,935,796 shares of common stock	319	57,081			57,400
Issuance of 180,000 shares of restricted stock, net of forfeitures	2	(2)			—
Restricted stock amortization, net of forfeitures	—	7,711			7,711

	$1,217	$636,532	$(381,356)	$(6,587)	$249,806

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(DOLLARS IN THOUSANDS)

	2011	2010	2009

Net loss	$(152,699)	$(216,662)	$(11,995)
Unrealized derivative gain on cash flow hedges, net of reclassifications	5,456	2,635	5,248
Foreign currency translation adjustments	(108)	(366)	(248)
Comprehensive loss	$(147,351)	$(214,393)	$(6,995)

See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,699)	$(216,662)	$(11,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of vessel equipment	6,267	560	2,051
Loss on impairment of vessels	12,995	99,678	—
Depreciation and amortization	92,036	98,387	88,024
Goodwill impairment	1,818	28,036	40,872
Amortization of deferred financing costs	6,638	4,211	1,724
Amortization of discount on Senior Notes and Oaktree Credit Facility	3,788	589	73
Restricted stock compensation expense	7,711	8,573	10,070
Interest paid in kind on Oaktree Credit Facility	14,584	—	—
Net unrealized loss (gain) on derivative financial instruments	968	(337)	581
Unrealized gain on warrants	(48,114)	—	—
Allowance for bad debts	859	1,032	149
Changes in assets and liabilities:
Decrease (increase) in due from charterers	1,821	(22,332)	1,242
Increase in prepaid expenses and other current and noncurrent assets	(4,452)	(7,676)	(2,297)
(Decrease) increase in accounts payable and other current and noncurrent liabilities	(1,445)	16,557	(51,240)
Decrease in deferred voyage revenue	(632)	(1,524)	(12,815)
Deferred drydock costs incurred	(12,879)	(15,015)	(18,921)
Net cash (used) provided by operating activities	(70,736)	(5,923)	47,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels	(74,510)	(546,579)	—
Purchase of vessel improvements and other fixed assets	(5,861)	(5,704)	(11,241)
Proceeds from the sale of vessels	100,973	—	—
Payment for deposits on vessels	—	(7,612)	—
Deposit expended from (made to) counterparty for interest rate swap	—	12,247	(12,247)
Expenditures for Arlington Merger	—	—	(1,144)
Net cash provided (used) by investing activites	20,602	(547,648)	(24,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes offering	—	—	292,536
Payment to retire long-term debt	—	—	(229,500)
Borrowings on revolving credit facilitities	—	64,804	15,000
Repayments on revolving credit facilities	(207,987)	(46,000)	(50,000)
Borrowings under 2010 Credit Facility	45,600	326,292	—
Repayments of 2010 Credit Facility	(47,389)	(11,051)	—
(Repayment) Borrowing under Bridge Loan Credit Facility	(22,800)	22,800	—
Borrowings on Oaktree Credit Facility	200,000	—	—
Borrowings on DIP Credit Facility	40,000	—	—
Deferred financing costs paid, pre-petition debt	(18,020)	(11,661)	(8,156)
Deferred financing costs paid, DIP Facility	(3,278)	—	—
Cash dividends paid	—	(22,560)	(93,965)
Proceeds from issuance of common stock	57,400	195,517	—
Net cash provided (used) by financing activities	43,526	518,141	(74,085)
Effect of exchange rate changes on cash balances	(66)	(363)	(296)
Net decrease in cash	(6,674)	(35,793)	(51,495)
Cash, beginning of the year	16,858	52,651	104,146
Cash, end of year	$10,184	$16,858	$52,651

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$63,190	$82,202	$37,554
Restricted stock granted to employees (net of forfeitures)	$74	$2,617	$2,791

 See notes to consolidated financial statements.

GENERAL MARITIME CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

BANKRUPTCY FILING. On November 17, 2011 (the “Petition Date”), the Company and substantially all of its subsidiaries- with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries- filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which are being jointly administered under Case No. 11-15285 (MG) (the “Chapter 11 Cases”). In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “General Maritime” and “the Company” refer to General Maritime and such subsidiaries.

On December 15, 2011, the Bankruptcy Court issued an order (the “EPA Order”) authorizing the Company to enter into an Equity Purchase Agreement, dated as of December 15, 2011, as modified by the EPA Order (the “Equity Purchase Agreement”), with affiliates of Oaktree Capital Management, L.P.

The commencement of the Chapter 11 Cases and weak industry conditions have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop a plan of reorganization and obtain confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) comply with the financial and other covenants contained in the DIP Facility described in Note 10, and, after the effective date of the Plan, the Exit Facilities, (iv) reduce debt and other liabilities through the bankruptcy process, (v) return to profitability, (vi) generate sufficient cash flow from operations, and (vii) obtain financing sources to meet the our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility and the Equity Purchase Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the Company’s capitalization or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company was required to apply Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852,  Reorganizations effective on November 17, 2011, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as Reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 10, the Senior Notes are unsecured and the Oaktree Credit Facility has priority over the unsecured creditors of the Company. Based upon the uncertainty surrounding the ultimate treatment of the Senior Notes and Oaktree Credit Facility in the Company’s reorganization plan, including the potential that the Oaktree Credit Facility and the Senior Notes may be impaired, the instruments are classified as Liabilities subject to compromise on the Company’s consolidated balance sheets. The Company continues to evaluate creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash used by reorganization items in the consolidated statements of cash flows are disclosed in Note 2.

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

REVENUE AND EXPENSE RECOGNITION.  Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At December 31, 2011 and 2010, the Company has a reserve of approximately $1,655 and $933, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS.  Revenue from time charters is recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $614 and $240 as of December 31, 2011 and 2010, respectively.  The Company has recorded these estimated unasserted claims as a reduction of amounts due from charterers.

VESSELS, NET.  Effective January 1, 2011, the Company increased its estimated residual scrap value of its vessels from $175 per lightweight ton (LWT) to $265 per LWT, which management believes better represents the estimated prices of scrap steel and reflects the 15-year historic average.  The impact of this change is to reduce depreciation expense by approximately $4,400 and a reduction in net loss per share of $0.04 for the year ended December 31, 2011.

Depreciation is based on cost less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Depreciation expense of vessel assets for the years ended December 31, 2011, 2010 and 2009 totaled $78,818, $72,280 and $43,503, respectively.  Undepreciated cost of any asset component being replaced is written off as a component of Loss (gain) on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

Leasehold improvements are depreciated over the shorter of 10 years or the remaining term of the lease.

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

During 2010 and 2011, tanker rates continued to remain soft.  Additionally, the Company obtained third-party vessel appraisals during the fourth quarter of 2010 which indicated that vessel values had fallen.  As a result of these factors, the Company concluded that impairment indicators were present and therefore prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2010.  Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to operate its older vessels given the weak current rate environment, it was determined that there was an impairment on three of the Company’s vessels.  An aggregate impairment loss of $25,241, equal to the aggregate of the excess of each vessel’s carrying value plus unamortized drydock and undepreciated vessel equipment over its fair value was recorded for the year ended December 31, 2010.

A similar analysis was done as of December 31, 2011.  Based on this analysis, it was determined that one of the vessel impaired as of December 31, 2010, experienced a further reduction in fair value, resulting in an additional impairment loss of $2,311, which was recorded as of December 31, 2011.  This impairment loss was the difference between the vessel’s carrying value and its fair value.

DEFERRED DRYDOCK COSTS, NET.  Approximately every 30 to 60 months, the Company’s vessels are required to be drydocked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight-line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, amortization was $8,821, $12,285 and $12,067, respectively. Accumulated amortization as of December 31, 2011 and 2010 was $15,881 and $14,183, respectively.

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

DEFERRED FINANCING COSTS, NET.  Deferred financing costs include fees and legal expenses associated with securing loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. On November 17, 2011, amortization ceased for deferred financing costs relating to the Senior Notes and Oaktree Credit Facility when such indebtedness was reclassified to Liabilities subject to compromise on the consolidated balance sheets (see Note 10).  From

November 17, 2011 to December 31, 2011, the Company did not record $261 of interest for amortization of deferred financing costs relating to the Senior Notes and Oaktree Credit Facility, which would have been incurred had the indebtedness not been reclassified. Amortization was $6,638, $4,211 and $1,724 for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization as of December 31, 2011 and 2010 was $14,530 and $7,912, respectively.

TIME CHARTER ASSET/ LIABILITY. When the Company acquires a vessel with an existing time charter, the fair value of the time charter contract is calculated using the present value (based upon an interest rate which reflects the Company’s weighted-average cost of capital) of the difference between (i) the contractual amounts to be received pursuant to the charter terms including estimates for profit sharing to the extent such provisions exist and (ii) management’s estimate of future cash receipts based on its estimate of the fair market charter rate, measured over periods equal to the remaining term of the charter including option periods to extend the time charter contract where the exercise of the option by the charterer is considered probable.  Management evaluates the ongoing appropriateness of the amortization period on a quarterly basis by reviewing estimated future time charter rates, reported one- to three-year time charter rates and historical 10-year average time charter rates and comparing such estimates to the option renewal rates in order to evaluate the probability of the charterer exercising the renewal option.  Effective January 1, 2010, management determined it to be unlikely that the charterer under any of these time charter contracts would exercise its option to extend the charter.  Therefore, for the year ended December 31, 2010, the Company amortized the asset or liability associated with such charters through the end of their current time charter periods excluding the option periods.  This asset had been amortized as a reduction of voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  As of December 31, 2010, the Company classified as held for sale two of the vessels with time charters which gave rise to a time charter asset.  Pursuant to obtaining approval of the charterer to sell the vessels, the rate on the remaining term of the charter was reduced.  Because of this change to the time charter contract, the Company deemed that the assets associated with these two time charters were impaired and the balance as of December 31, 2010 of $594 was written off as a component of loss on impairment of vessels.  This liability had been amortized as an increase in voyage revenues over the remaining term of such charters or such earlier date to the extent the option period is declined by the charterer.  During the third quarter of 2009, the Company accelerated the amortization on four time charters it acquired in December 2008, having been informed by the charterer that the options would not be exercised.  Accordingly, the Company accelerated the amortization on these contracts such that the net liability would be fully amortized by the date on which vessel being chartered was redelivered to the Company.  The incremental effect of this adjustment resulted in additional Voyage revenues recognized of $16,439 for the year ended December 31, 2009.  As of December 31, 2011 and 2010, there were no unamortized assets or liabilities relating to time charter contracts associated with any acquired vessels.

GOODWILL.  The Company follows the provisions of FASB ASC 350-20-35, Intangibles- Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Goodwill as of December 31, 2011 and 2010 was $0 and $1,818, respectively.  Based on annual tests performed, the Company determined that there was an impairment of goodwill for the years ended December 31, 2011, 2010 and 2009 of $1,818, $28,036 and $40,872, respectively (see Note 3).

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

COMPREHENSIVE INCOME (LOSS).  The Company follows FASB ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income (loss) is comprised of net loss, foreign currency translation adjustments, and unrealized gains and losses related to the Company’s interest rate swaps net of reclassifications to earnings.  In the current year, the Company amended its presentation of comprehensive income (loss) to present it in a separate statement.  It had previously been presented within the consolidated statement of shareholders’ equity.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.  With the exception of the Company’s Senior Notes and Oaktree Credit Facility (see Note 13), the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2011 and 2010 due to their short-term maturity or the variable-rate nature of the respective borrowings.

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

INTEREST RATE RISK MANAGEMENT.  The Company is exposed to interest rate risk through its variable rate credit facilities.  Pay fixed, receive variable interest rate swaps are used to achieve a fixed rate of interest on the hedged portion of debt in order to increase the ability of the Company to forecast interest expense.  Through November 16, 2011, these interest rate swaps qualified for hedge accounting treatment.  Upon the filing of the Chapter 11 Cases on November 17, 2011, these swaps became cancelable at the option of the counterparty and were de-designated from hedge accounting.  The objective of these swaps is to protect the Company from changes in borrowing rates on the current and any replacement floating rate credit facility where LIBOR is consistently applied.  Upon execution the Company designates the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and establishes effectiveness testing and measurement processes.  Until November 17, 2011, changes in the fair value of the interest rate swaps were recorded as assets or liabilities and effective gains/losses were captured in a component of accumulated other comprehensive loss (OCI) until reclassified to interest expense when the hedged variable rate interest expenses were accrued and paid.  From November 17, 2011, changes in fair value of the interest rate swaps are recorded on consolidated statements of operations as a component of other income or expense.  See Notes 10, 12 and 13 for additional disclosures on the Company’s interest rate swaps.

As of December 31, 2011, the Company is party to pay-fixed, receive-variable interest rate swap agreements that expire between September 2012 and December 2013 which effectively convert floating rate obligations to fixed rate instruments.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized a credit to other OCI of $5,456, $2,635 and $5,248, respectively.  The aggregate net liability in connection with the Company’s interest rate swaps as of December 31, 2011 and 2010 was $4,798 and $12,061, respectively, and is presented as Derivative liability on the balance sheet.

CONCENTRATION OF CREDIT RISK.  Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.  During the year ended December 31, 2011, the Company earned 10.9% and 10.3% of its revenues from two customers.  During the year ended December 31, 2010, the Company did not have any customers who accounted for 10% or more of its revenues.  During the year ended December 31, 2009, the Company earned 35.8% and 22.0% of its revenues from two customers.

The Company maintains substantially all of its cash with two high-credit quality financial institutions.  None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

FOREIGN EXCHANGE GAINS AND LOSSES.  Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statements of operations as components of general and administrative expenses or other income (expense) depending on the nature of the transactions to which they relate.  During the years ended December 31, 2011, 2010 and 2009, transactions denominated in foreign currencies resulted in increases (decreases) in other expense of $(76), $1,196 and $224, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS.  The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $296 as of December 31, 2011.  The Company excluded from cash flows from financing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the Deferred financing costs of $2,104, of which $1,045 relates to the DIP Facility, as of December 31, 2011.

As described in Notes 10 and 11, pursuant to the Company’s borrowing under the Oaktree Credit Facility on May 6, 2011, Warrants with a fair value of $48,114 were granted to the Oaktree Lender, for which the Company recorded a liability for Warrants for this amount and reduced the carrying value of the Oaktree Credit Facility by a like amount.

Of the $6,147 of Reorganization items, net for the year ended December 31, 2011 (see Note 20), $231 was paid through December 31, 2011, $6,016 is included in accounts payable and accrued expenses, and $100 is included in prepaid expenses and other current assets.

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

3.             GOODWILL IMPAIRMENT

FASB ASC 350-20-35, Intangibles- Goodwill and Other, adopts an aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as Reporting Units).  A Reporting Unit is an operating segment as defined in FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. The Company considers each vessel to be an operating segment and a reporting unit.  Accordingly, goodwill, substantially all of which arose in the Arlington Acquisition (see Note 10), had been allocated to the eight vessel/reporting units based on their proportionate fair value at the date of acquisition.

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

In the Company’s 2011, 2010 and 2009 annual assessments of goodwill for impairment, the Company estimated the fair value of the reporting units to which goodwill has been allocated over their remaining useful lives.  For this purpose, over their remaining useful lives, the Company uses the trailing 10-year industry average rates for each vessel class recognizing that the transportation of crude oil and petroleum products is cyclical in nature and is subject to wide fluctuation in rates, and management believes the use of a 10-year average is the best measure of future rates over the remaining useful life of the Company’s fleet. Also for this purpose, the Company uses a utilization rate based on the Company’s historic average.

The Company expects to incur the following costs over the remaining useful lives of the vessels in the Company’s fleet:

•                              Vessel operating costs based on historic and budgeted costs adjusted for inflation,

•                              Drydocking costs based on historic costs adjusted for inflation, and

•                              General and administrative costs adjusted for inflation.

The more significant factors which could impact management’s assumptions regarding voyage revenues, drydocking costs and general and administrative expenses include, without limitation: (a) loss or reduction in business from the Company’s significant customers; (b) changes in demand; (c) material decline in rates in the tanker market; (d) changes in production of or demand for oil and petroleum products, generally or in particular regions; (e) greater than anticipated levels of tanker new building orders or lower than anticipated rates of tanker scrapping; (f) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (g) actions taken by regulatory authorities; and (h) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance.

Step 1 of impairment testing as of December 31, 2009 consisted of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. Based on performance of this test, it was determined that the Arlington Acquisition (defined in Note 10) goodwill allocated to all eight reporting units were impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the four Handymax vessel reporting units and two Panamax vessel reporting units was fully impaired, which resulted in a write-off at December 31, 2009 of $40,872.  Conversely, the step 2 test did not result in any impairment charge related to the goodwill allocated to the Company’s two VLCC vessel reporting units.

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

Result of impairment testing as of December 31, 2010 for Step 1 indicated that the goodwill allocated to the Company’s two VLCC vessel reporting units and the Company’s five Aframax vessel reporting units was impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that most of the goodwill allocated to the two VLCC vessel reporting units and all of the goodwill allocated to three of the Aframax vessel reporting units was fully impaired, which resulted in an impairment during the year ended December 31, 2010 of $28,036.

Result of impairment testing as of March 31, 2011 for Step 1 indicated that the remaining goodwill allocated to the Company’s two VLCC vessel reporting units and the Company’s two Aframax vessel reporting units was impaired.  The Company then undertook the second step of the goodwill impairment test which involves the procedures discussed above.  As a result of this testing, management determined that all of the goodwill allocated to the two VLCC vessel reporting units and two the Aframax vessel reporting units was fully impaired, which resulted in an impairment during the year ended December 31, 2011 of $1,818.

4.             VESSEL ACQUISITIONS/DELIVERIES

On June 3, 2010, the Company entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation, for an aggregate purchase price of approximately $620,000. The purchases are subject to additional documentation and customary closing conditions.  During 2010, the Company took delivery of the five VLCCs for $468,000 and one of the Suezmax newbuildings for $76,000, of which $326,292 was financed by a new credit facility (see Note 10), $22,800 was financed by a bridge loan (see Note 10) with the remainder being paid for with cash on hand and the proceeds of a common stock offering (see Note 23).  As of December 31, 2010, $7,612 is included in Vessel deposits relating to the remaining Suezmax newbuilding.

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

During the year ended December 31, 2011, the Company sold these five vessels and two additional vessels for which an impairment charge had been recorded during the year ended December 31, 2010.  Also, during August 2011, the Company classified a vessel as held-for-sale which was subsequently sold during October 2011.  This vessel was been written down to its fair value, less cost to sell as determined by a contract to sell this vessel which was finalized in October 2011.  In addition, unamortized drydock costs and undepreciated vessel equipment were also written off.  The aggregate impairment charge for this vessel was $10,684 for the year ended December 31, 2011.

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

Fair values of tankers continued to decline in 2011 and the shipping rate environment remained weak, so management determined that there were indicators of impairment.  The Company prepared a similar analysis as of December 31, 2011 as had been done in the prior year.  The result of this testing indicated an additional impairment of $2,311 during the year ended December 31, 2011 of a vessel that had also been impaired during the prior year.

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	Year ended December 31,
	2011	2010	2009

Common shares outstanding, basic:
Weighted average common shares outstanding, basic	109,147,546	71,823,452	54,650,943

Common shares outstanding, diluted:
Weighted average common shares outstanding, basic	109,147,546	71,823,452	54,650,943
Stock options	—	—	—
Restricted stock awards	—	—	—

Weighted average common shares outstanding, diluted	109,147,546	71,823,452	54,650,943

Due to the net loss realized for the years ended December 31, 2011, 2010 and 2009, potentially dilutive restricted stock awards totaling 154,447, 313,615 and 992,773 shares, respectively, were determined to be anti-dilutive.  During the year ended December 31, 2011, potentially dilutive warrants representing 15,416,489 shares were determined to be anti-dilutive.  For the years ended December 31, 2011, 2010 and 2009, all stock options were considered to be anti-dilutive.

7.             PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 31, 2010
Bunkers and lubricants inventory	$20,060	$27,643
Insurance claims receivable	2,551	5,088
Prepaid insurance	3,048	3,314
Other	9,540	4,974
Total	$35,199	$41,019

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed.  As of December 31, 2011 and 2010, the portion of insurance claims receivable not expected to be collected within one year of $5,528 and $4,956, respectively, is included in Other assets on the consolidated balance sheet.

8.             OTHER FIXED ASSETS

Other fixed assets consist of the following:

	December 31, 2011	December 31, 2010
Other fixed assets:
Furniture, fixtures and equipment	$3,552	$3,635
Vessel equipment	22,034	17,818
Computer equipment	1,048	1,049
Other	71	71
Total cost	26,705	22,573

Less: accumulated depreciation	14,727	10,767
Total	$11,978	$11,806

Depreciation of Other fixed assets for the years ended December 31, 2011, 2010 and 2009 was $4,397, $4,601 and $3,677, respectively.

9.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Accounts payable	$13,193	$26,539
Terminated swap	2,839	—
Accrued operating expenses	15,802	18,410
Accrued administrative expenses	6,085	12,915
Total	$37,919	$57,864

10.          LONG-TERM DEBT AND BRIDGE LOAN

Long-term debt, net of discount, consists of the following:

	December 31, 2011			December 31, 2010
	Balance Prior to Financial Statement Reclassification	Amounts Classified as Subject to Compromise	Indebtedness	Indebtedness

Oaktree Credit Facility, net of discount of $44,152	$169,678	$(169,678)	$—	$—
DIP Facility	40,000	—	40,000	—
2011 Credit Facility	536,816	—	536,816	744,804
2010 Amended Credit Facility	313,452	—	313,452	315,241
Senior Notes, net of discount of $6,221 and $6,802	293,779	(293,779)	—	293,198
Long-term debt	$1,353,725	$(463,457)	$890,268	$1,353,243

The commencement of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s Oaktree Credit Facility, 2011 Credit Facility, 2010 Amended Credit Facility and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheet as of December 31, 2011. As a result of the commencement of the Chapter 11 Cases, the Senior Notes and Oaktree Credit Facility have been classified as Liabilities subject to compromise in the consolidated balance sheet as of December 31, 2011.  Because the Company will continue to pay interest on the 2011 Credit Facility and 2010 Credit Facility, these facilities have not been classified as Liabilities subject to compromise.

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the 2011 Credit Facility or the 2010 Amended Credit Facility during the pendency of the Chapter 11 Cases. Further, pursuant to applicable bankruptcy law, the Company does not expect to make any principal or interest payments on the Oaktree Credit Facility or the Senior Notes during the pendency of the Chapter 11 Cases.  In accordance with FASB ASC 852,  Reorganizations, as interest on the Senior Notes and the Oaktree Credit Facility subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Senior Notes or the Oaktree Credit Facility subsequent to the Petition Date. The Company has continued to accrue and pay unpaid interest expense on the 2011 Credit Facility and the 2010 Amended Credit Facility, pursuant to the Bankruptcy Court’s order approving the DIP Facility.

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”).  Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010. As a result of the Chapter 11 Cases, the Company does not expect to make any additional principal or interest payments on the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness.  The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis (the “Subsidiary Guaranty”). If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead.  On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee.  Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result. On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets. On October 26, 2011, GMR Revenge LLC was released from the Subsidiary Guaranty as a result of the sale of substantially all of its assets.

The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536.  Of these proceeds, $229,500 was used to fully prepay the RBS Facility in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes.  As of December 31, 2011, the discount on the Senior Notes is $6,221, which the Company amortized as additional interest expense until November 17, 2011.  Because the Senior Notes are unsecured, the Company reclassified the Senior Notes, along with unpaid interest, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases.  On this date, the Company ceased recording interest expense.  From November 17, 2011 to December 31, 2011, interest expense of $4,486, including amortization of the discount, was not recorded which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.

DIP Facility

In connection with the Chapter 11 Cases, on December 15, 2011, the Bankruptcy Court approved the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011 (the “DIP Facility”), among the Company and all of its subsidiaries party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) and General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”), as borrowers, various lenders and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent.

The DIP Facility provides for (i) a revolving credit facility (including a $5,000 letter of credit subfacility) of up to $35,000 (the “Revolving Facility”) and (ii) a term loan facility in the amount of up to $40,000 (the “Term Facility”). The Revolving Facility and Term Facility are referred to collectively as the “Facilities.” The DIP Facility provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25,000 subject to compliance with certain conditions.

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

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the filing date of the Chapter 11 Petitions (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of the plan of reorganization as contemplated by the Support Agreement and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of the assets of the Company.

The obligations of the Company under the DIP Facility are secured by a lien covering all of the assets, rights and properties of the Company and its subsidiaries. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c)(1) and 507(b) of the Bankruptcy Code and, subject to the carve-out set forth in the DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for customary representations and warranties by the Company and all of its subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to the Company and its subsidiaries, including affirmative covenants requiring the Company to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to the Company including compliance with (i) a budget, (ii) minimum cumulative Consolidated EBITDA (as discussed below) and (iii) minimum liquidity which requires that the undrawn portion of the DIP facility plus cash must equal at least $15,000.

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

As of December 31, 2011, the Company borrowed $40,000 under the DIP Facility.

The DIP Facility requires the Company to maintain minimum cumulative EBITDA for the period commencing on November 1, 2011 and ending on the last day of a month set forth below in the following respective amount:

Month	Minimum EBITDA
December 2011	$2,115
January 2012	$4,600
February 2012	$6,875
March 2012	$9,350
April 2012	$12,100
May 2012	$15,700
June 2012	$19,225
July 2012	$23,725
August 2012	$28,050
September 2012	$32,750
October 2012	$37,200

On February 15, 2012, the Company entered into the DIP Facility Waiver.  The Company did not meet the minimum cumulative EBITDA requirement of $2,115 for the period commencing on November 1, 2011 through and including December 31, 2011.  The DIP Facility Waiver waives the minimum EBITDA covenant for this period and the period commencing on November 1, 2011 through and including January 31, 2012.

Furthermore, based on the Company’s results of operations since November 1, 2011, the Company believes that, absent an amendment or additional waivers to the DIP Facility, it may not meet the minimum cumulative EBITDA requirement for certain periods commencing on November 1, 2011 and ending after January 31, 2012.  The Company experienced diminished chartering activity during the period surrounding its filing of the Chapter 11 Cases and continues to be subject to a difficult charter rate environment, which have negatively impacted the Company’s cumulative EBITDA.  In this connection, the Company is seeking an amendment to the DIP Facility to provide it with greater flexibility in complying with the covenants under the DIP Facility.

Oaktree Credit Facility

On March 29, 2011,  the Company, General Maritime Subsidiary and General Maritime Subsidiary II entered into a Credit Agreement with affiliates of Oaktree Capital Management, L.P., which was amended and restated on May 6, 2011, pursuant to which the lender (the “Oaktree Lender”) agreed to make a $200,000 secured loan (the “Oaktree Loan”) to General Maritime Subsidiary and General Maritime Subsidiary II and received detachable warrants (the “Warrants”) to be issued by the Company for the purchase of 19.9% of the Company’s outstanding common stock (measured as of immediately prior to the closing date of such transaction) at an exercise price of $0.01 per share (collectively, the “Oaktree Transaction”).

Upon closing of the Oaktree Loan on May 6, 2011, the Company received $200,000 under a credit facility (the “Oaktree Credit Facility”) and issued 23,091,811 Warrants to the Oaktree Lender (see Note 11).  The Company used the proceeds from the Oaktree Transaction to repay approximately $140,800 of its existing credit facilities, to pay fees and for working capital.

The Warrants granted to the Oaktree Lender had a fair value of $48,114 as of May 6, 2011 (see Note 11), which has been recorded as a liability and as a discount to the Oaktree Credit Facility.  This $48,114 discount was being accreted to the Credit Facility as additional interest expense using the effective interest method over the life of the loan until November 17, 2011, on which date accretion of this discount ceased when the Oaktree Credit Facility was reclassified to Liabilities subject to compromise.  During the year ended December 31, 2011, $3,208 of additional interest expense has been recorded reflecting this accretion.

The Oaktree Credit Facility bears interest at a rate per annum based on LIBOR (with a 3% minimum) plus a margin of 6% per annum if the payment of interest will be in cash, or a margin of 9% if the payment of interest will be in kind, at the option of General Maritime Subsidiary and General Maritime Subsidiary II.  In addition, if the Company consummates any transaction triggering the anti-dilution or preemptive rights described in Note 11, but the shareholder approval described in Note 11 has not been obtained, or upon a material breach of the terms of the Warrants, the interest rate under the Oaktree Loan will increase by 2%, with further 2% increases every three months up to a maximum of 18% per annum, until the required shareholder approval is obtained and such failure is cured (including by the making of the applicable issuance or adjustment) (see Note 11).  On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements described in Note 23.  The issuances and sales of these shares require the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants, and Oaktree (as defined below) will also have preemptive rights to purchase additional shares of the Company’s common stock in connection with such issuances pursuant to the Investment Agreement (see Note 11).  Shareholder approval of such issuances, which is required under the rules of the New York Stock Exchange (the “NYSE”), was obtained on August 9, 2011.  However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate applied following such issuances.  As a result, the interest rate under the Oaktree Credit Facility increased by 2% to 14% on June 9, 2011, increased by an additional 2% to 16% on September 9, 2011, and remained at that rate until September 23, 2011 (the date on which additional Warrants were issued to the Warrant holders), at which time the rate was reduced to 12%.  As a result of this, interest under the Oaktree Credit Facility accrued at rates ranging from 12% to 16% during the year ended December 31, 2011.  Because the Company has elected to pay interest in kind since the inception of the Oaktree Credit Facility, interest expense has been $14,584 for the year ended December 31, 2011, which accrued until November 17, 2011, the date on which the Oaktree Credit Facility was reclassified to Liabilities subject to compromise.

As of December 31, 2011, the Oaktree Credit Facility had a carrying value of $169,678, reconciled as follows:

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)
Carrying value, May 6, 2011	151,886
Accretion of discount	3,208
Interest paid in kind	14,584
Carrying value, December 31, 2011	$169,678

The Oaktree Credit Facility is secured on a third lien basis by a pledge by the Company of its interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington Tankers Ltd. (“Arlington”), a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee the 2010 Amended Credit Facility and the 2011 Credit Facility.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under - “Amendments to Credit Agreements), the Company experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted an event of default under the Oaktree Credit Facility.  In addition, as of December 31, 2011, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the Oaktree Credit Facility.

The Plan contemplates that certain indebtedness under the Oaktree Credit Facility be converted to equity of the reorganized Company.  The Company reclassified the Oaktree Credit Facility, along with accumulated interest paid in kind, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases.  From November 17, 2011 to December 31, 2011, the Company did not record $3,924 of interest for the Oaktree Credit Facility, which would have been incurred had the indebtedness not been reclassified.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provides a total commitment as of May 6, 2011 of $550,000, reduced in October 2011 to $541,825 upon the sale of a vessel collateralizing this facility, of which $536,816 was drawn as of the date of the filing of the Chapter 11 Cases. Upon the event of default under the 2011 Credit Facility relating to the Chapter 11 Cases, the commitments under the 2011 Credit Facility were terminated automatically. Accordingly, as of December 31, 2011, no funds remained available for borrowing under the 2011 Credit Facility.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of December 31, 2011 is 4%.  As of December 31, 2011, $536,816 of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that it owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. The 2011 Credit Facility will be reduced (i) based on, for the first two years of the 2011 Credit Facility, liquidity in excess of $100,000 based on average cash levels and taking into account outstanding borrowing capacity, and for the remainder of the term of the 2011 Credit Facility, pursuant to quarterly reductions of $16,930, as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.

Up to $25,000 of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of December 31, 2011, the Company has outstanding letters of credit aggregating $4,658 which expire between March 2012 and December 2012. Pursuant to the filing of the Chapter 11 Cases, the Company may not issue any additional standby letters of credit.  On February 14, 2012, the Company was notified that the letter of credit issued by Citibank, N.A. in the amount of $4,000, which was to expire in March 2012, in favor of Citibank Turkey was drawn in its entirety.

The Company is subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2011 Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the 23 vessels acting as security on a first lien basis for the 2011 Credit Facility shall at all times be at least 135% of the then total commitment under the 2011 Credit Facility. These 23 vessels have an aggregate book value as of December 31, 2011 of $922,139.  The 2011 Credit Facility also requires the Company to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

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

The 2011 Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall.  After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Facility to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2011 Credit Facility and the elimination of any amortization shortfall, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments, the Company experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility.  In addition, as of December 31, 2011, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”). The 2010 Amended Credit Facility provides for term loans in the amount of $278,210 (the “Term Loans”) and a $50,000 revolver (the “Revolving Loans”). The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels. The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of December 31, 2011, the 2010 Amended Credit Facility had $313,452 outstanding. Upon the event of default under the 2010 Amended Credit Facility relating to the Chapter 11 Cases, the commitments, if any, with respect to the Revolving Loans, if any, were automatically terminated. Accordingly, as of December 31, 2011, no funds remained available with respect to the Revolving Loans.

The 2010 Amended Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The 2010 Amended Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that it owns and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary II) that guarantee its other existing credit facilities.

The 2010 Amended Credit Facility matures on July 16, 2015. The 2010 Amended Credit Facility will be reduced (i) by scheduled amortization payments in the amount of $7,405 quarterly (subject to payment of the remainder at maturity), as well as (ii) after disposition or loss of a mortgaged vessel constituting collateral on a first lien basis.  Amendment No. 2 to the 2010 Amended Credit Facility entered into on September 30, 2011 further provided that the amortization payment of $7,405 made on September 30, 2011 would be applied to the revolver loans in lieu of the term loans. On October 31, 2011, the revolver commitments were permanently reduced by the amount of such amortization payment. As a result of the Chapter 11 Cases, the Company does not expect to make any additional principal payments on the 2010 Amended Credit Agreement, other than as provided in the Plan.

The Company is subject to collateral maintenance and other covenants.  The Company is required to comply with various financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

The 2010 Amended Credit Facility includes a collateral maintenance covenant requiring that the fair market value of the seven vessels acting as security on a first lien basis for the 2010 Amended Credit Facility shall at all times be at least 135% of the then total revolving commitment and principal amount of term loan outstanding under the 2010 Amended Credit Facility. These seven vessels have an aggregate book value as of December 31, 2011 of $588,703.  The 2010 Amended Credit Facility also requires the Company to comply with the collateral maintenance covenant of the Oaktree Credit Facility.

Under the minimum cash balance covenant, as amended on July 13, 2011 pursuant to amendment no. 1 to the 2011 Credit Facility, the Company is not permitted to allow the sum of (A) unrestricted cash and cash equivalents plus (B) the lesser of (1) the sum of the unutilized revolving commitments under the 2010 Amended Credit Facility and the unutilized commitments under the 2011 Amended Credit Facility and (2) $25,000, to be less than $50,000 at any time prior to July 13, 2011, $35,000 at any time from July 13, 2011 to December 31, 2011, $40,000 at any time from January 1, 2012 to March 31, 2012 and $50,000 from April 1, 2012.

The Company must maintain a total leverage ratio no greater than 0.85 to 1.00 until the quarter ending March 31, 2013, 0.80 to 1.00 from the quarter ending June 30, 2013 until March 31, 2014 and 0.70 to 1.00 thereafter, and an interest coverage ratio starting on the quarter ending June 30, 2014 of no less than 1.50 to 1.00.

Subject to certain exceptions, the Company is not permitted to incur any indebtedness which would cause any default or event of default under the financial covenants, either on a pro forma basis for the most recently ended four consecutive fiscal quarters or on a projected basis for the one-year period following such incurrence. While the 2010 Amended Credit Facility prohibits the incurrence of indebtedness until the date that is the later of the second anniversary of the 2010 Amended Credit Facility and the elimination of the amortization shortfall under the 2011 Credit Facility, indebtedness which does not require any mandatory repayments to be made at any time (other than regularly scheduled interest payments, in the event of the sale or loss of the vessel so financed, and in connection with the acceleration of such indebtedness) is permitted in order to purchase a vessel to the extent the Incurrence Test is satisfied.

The 2010 Amended Credit Facility prohibits the declaration or payment by the Company of dividends and the making of share repurchases until the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility. After such time, the Company will be permitted to declare or pay dividends up to a specified amount based on 50% of the cumulative consolidated net income of the Company plus cash proceeds from equity issuances (less cash amounts so raised used to acquire vessels, to make certain other investments, to make capital expenditures not in the ordinary course of business, to repay the loans under the Oaktree Credit Facility to the extent permitted and to pay dividends under the general dividend basket after the later of the second anniversary of the date of the 2010 Amended Credit Facility and the elimination of any amortization shortfall under the 2011 Credit Facility, in each case, since May 6, 2011), less the amount of investments made under the general investments basket since such date, subject to compliance with the total leverage ratio on a pro forma basis of no greater than 0.60 to 1.00.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments, the Company experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant.  In addition, as of December 31, 2011, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the 2010 Amended Credit Facility.

The filing of the Chapter 11 Cases constituted a default under the 2010 Amended Credit Facility.

Amendments to Credit Agreements

On September 30, 2011, the Company entered into amendments and waivers (the “September Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The September Credit Agreement Amendments waive the covenant regarding required minimum cash balance under each of these credit facilities through November 10, 2011, unless an event of default under any such credit facility occurs prior to such date.  The Company is further restricted from paying dividends through November 10, 2011.  The Company is also obligated to deliver updating information to its lenders regarding its cash flows and proposed restructuring plan.  The September Credit Agreement Amendments also require that interest be payable monthly until November 10, 2011. On November 10, 2011, the Company entered into amendments and waivers (the “November Credit Agreement Amendments”) to each of the Oaktree Credit Facility, the 2011 Credit Facility and the 2010 Amended Credit Facility.  The November Credit Agreement Amendments waive the covenant regarding required minimum balance in cash, cash equivalents and revolver availability under each of these credit facilities through and including November 15, 2011, unless an event of default under any such credit facility occurs prior to such date.

As a result of the events of default described above, all of the Company’s indebtedness, except for the DIP Facility, are subject to acceleration by the Company’s lenders as of December 31, 2011.

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

The applicable margin for the Bridge Loan Credit Facility, as amended, and permitted dividend were based on substantially the same pricing grid applicable to the 2011 Credit Facility.

A portion of the proceeds from the sale of three product tankers, which was completed on February 7, 2011, were used to repay the Bridge Loan Credit Facility on February 8, 2011, as discussed above. As a result of the repayment of the Bridge Loan Credit Facility, the Genmar Vision was released from its mortgage under the Bridge Loan Credit Facility.

RBS Facility

Following the Arlington Acquisition, Arlington remained a party to its $229,500 facility with The Royal Bank of Scotland plc. (the “RBS Facility”).  The RBS Facility was fully prepaid in accordance with its terms for $229,500 on November 13, 2009 using proceeds of the Senior Notes offering and is no longer outstanding.  Borrowings under the RBS Facility bore interest at LIBOR plus a margin of 125 bps.  In connection with the RBS Facility, the Company was party to an interest rate swap agreement with The Royal Bank of Scotland (the “RBS Swap”).  This swap was de-designated as a hedge as of November 13, 2009 because the Company did not have sufficient floating-rate debt outstanding set at 3-month LIBOR subsequent to the repayment of the RBS Facility against which this swap’s notional principal amount of $229,500 could be designated.  As of December 31, 2009, the Company rolled over at 3-month

LIBOR all of its $726,000 outstanding balance on its 2005 Credit Facility and the RBS Swap was re-designated for hedge accounting against this debt. The RBS Swap was terminated on September 28, 2010 and is described below.

A repayment schedule of outstanding borrowings at December 31, 2011, excluding the reclassification of all of the amounts due under the 2011 Credit Facility and 2010 Amended Credit Facility to current and reclassification of the Senior Notes and Oaktree Credit Facility to Liabilities subject to compromise, is as follows:

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Amended Credit Facility	Oaktree Credit Facility	Senior Notes	DIP Facility	TOTAL

2012	$—	$29,621	$—	$—	$40,000	$69,621
2013	50,789	29,621	—	—	—	80,410
2014	67,719	29,621	—	—	—	97,340
2015	67,719	224,589	—	—	—	292,308
2016	67,719	—	—	—	—	67,719
Thereafter	282,871	—	214,584	300,000	—	797,455

	$536,816	$313,452	$214,584	$300,000	$40,000	$1,404,852

During the years ended December 31, 2011, 2010 and 2009, the Company paid dividends of $0, $22,560 and $93,965, respectively.  The Company has not declared or paid any dividends since the fourth quarter of 2010 and currently does not plan to resume the payment of dividends.  Moreover, pursuant to restrictions under its debt instruments, the Company is prohibited from paying dividends.  Future dividends, if any, will depend on, among other things, the Company’s cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that the board of directors may deem relevant.

Interest Rate Swap Agreements

On December 31, 2011, the Company is party to two interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $150,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty

$75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The changes in the notional principal amounts of the swaps during the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Notional principal amount, beginning of year	$250,000	$579,500	$579,500
Additions	—	—	—
Terminations	(100,000)	(229,500)	—
Expirations	—	(100,000)	—

Notional principal amount, end of the year	$150,000	$250,000	$579,500

The filing of the Chapter 11 Cases constituted a termination event under the interest rate swap agreements, making them cancelable at the option of the counterparties. As a result of the Chapter 11 Cases, the Company de-designated all of its interest rate swaps from hedge accounting as of November 17, 2011, and have classified this balance as a component of accounts payable and other accrued expenses.  Once de-designated, changes in fair value of the swaps are recorded on the statements of operations and amounts included in accumulated OCI are amortized to interest expense over the original term of the hedging relationship.  On November 18, 2011, the Company received notification from Citigroup that it had terminated its $100,000 interest rate swap agreement, scheduled to expire on September 30, 2012, and bearing interest at 3-month LIBOR plus 3.515%, and demanding a settlement of $2,840.

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

The Company’s 23 vessels which collateralize the 2011 Credit Facility also serve as collateral for the interest rate swap agreements with Citibank N.A. (“Citi”), DnB NOR Bank ASA and Nordea Bank Finland P.lc., subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.  The interest rate swap agreement with the Royal Bank of Scotland was collateralized by a $12,247 deposit held by that institution as of December 31, 2009 from which the quarterly cash settlements are paid.  Of this deposit, $12,081 was included in Prepaid expenses (see Note 7) and other current assets and the balance of $166 is included in Other assets.  During the year ended December 31, 2010, this deposit had been used to pay quarterly swap settlements on the RBS Swap and the payment to terminate this swap as described above, with the balance being refunded to the Company.  Therefore, there is no longer a deposit as of December 31, 2010.

Interest expense pertaining to interest rate swaps for the years ended December 31, 2011, 2010 and 2009 was $7,846, $14,827 and $11,635, respectively.

The Company would have paid, if it were to do so, a net amount of approximately $7,637 to settle its outstanding swap agreements, including the terminated swap agreement with Citi, based upon its aggregate fair value as of December 31, 2011. This fair value is based upon estimates received from financial institutions.  At December 31, 2011, $5,144 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under the Company’s DIP Facility, 2011 Credit Facility, 2010 Credit Facility, Oaktree Credit Facility, Bridge Loan Credit Facility, Senior Notes and interest rate swaps aggregated $ 97,168, $82,339 and $37,344 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

11.          WARRANTS

Pursuant to the closing of the Oaktree Credit Facility on May 6, 2011 (see Note 10), the Company issued 23,091,811 Warrants to the Oaktree Lender, which will expire on May 6, 2018 (being the date that is seven years from their issuance). The Warrants have an exercise price of $0.01 per share and are exercisable at any time. Through their expiration date, Warrant holders will have certain anti-dilution protections. Pursuant to the terms of the Warrants, if the Company issues additional common stock or securities convertible into or exchangeable or exercisable for the Company’s common stock at a price per share less than $2.55 (the 10-day volume weighted-average price of the Company’s common stock prior to March 16, 2011), the Company will be required to issue to Warrant holders additional warrants, at an exercise price of $0.01 per share, for 19.9% of the shares of the Company’s common stock issued or issuable in connection with such issuance. Other customary anti-dilution adjustments will also apply.

In connection with the Oaktree Credit Facility, on March 29, 2011, the Company also entered into an Investment Agreement with the Oaktree Lender (as amended, the “Investment Agreement”). Pursuant to the Investment Agreement, among other things, the Company has agreed to provide the Oaktree Lender and its affiliates (collectively, “Oaktree”) with preemptive rights to purchase Oaktree’s proportionate share of any issuances of equity or securities convertible into, or exchangeable or exercisable for, the Company’s common stock.

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

On June 9, 2011, the Company entered into separate Open Market Sale Agreements (together, the “Sale Agreements”) with each of Jefferies & Company, Inc. (“Jefferies”) and Dahlman Rose & Company, LLC (“Dahlman”, and together with Jefferies, the “Sales Agent”), pursuant to which the Company had the right to sell shares of its common stock for aggregate sales proceeds of up to $50,000. The sales of shares under the Sale Agreements were made in “at-the-market” registered public offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the NYSE at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. On June 9, 2011, the Company completed the first sale of shares under the Sale Agreements. The issuances and sales of these shares required the Company to issue additional Warrants to the Warrant holders pursuant to the anti-dilution adjustment provisions of the Warrants. Shareholder approval of such issuances was required under the rules of the NYSE. However, because these transactions were consummated prior to receipt of such shareholder approval, the foregoing provisions for the increase in interest rate applied following such issuances. As a result, the interest rate on the Oaktree Loan increased by 2% to 14% on June 9, 2011, and additional 2% to 16% on September 9, 2011 and remained at that rate until September 23, 2011, at which time 1,091,673 additional Warrants were issued to Oaktree.  On that date, the interest rate reverted to 12%. Each of the Sale Agreements were terminated on November 18, 2011.

Pursuant to the Investment Agreement, the Company also entered into a new registration rights agreement (the “Registration Rights Agreement”) with Peter C. Georgiopoulos, the Chairman of the Company, an entity controlled by Mr. Georgiopoulos, the Oaktree Lender and one of its affiliates. Pursuant to the Company’s preexisting agreement with Mr. Georgiopoulos, the Registration Rights Agreement grants him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of the Company’s common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001.  The Registration Rights Agreement also grants Oaktree registration rights with respect to the shares of the Company’s common stock issued or issuable to Oaktree upon exercise of the Warrants.  The Registration Rights Agreement provides for customary demand and piggy-back registration rights.

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

The Company has determined the fair value of the Warrants as of May 6, 2011 to be $48,114, using the Monte Carlo method, based on a grant date stock price of $2.07, a volatility of 90.92%, a dilution protection premium of 15.94%, a put option cost of $0.31 and a liquidity discount of 14.80%.  The fair value of the Warrants is recorded as a noncurrent liability on the Company’s balance sheet, and the carrying value of the Oaktree Credit Facility is reduced by an offsetting amount. Subsequent changes in the value of the Warrants, which are expected to be primarily driven by the trading price of the Company’s common stock, will be treated as noncash adjustments to Other income (expense) on the Company’s consolidated statement of operations. As of December 31, 2011, because the Company’s stock was delisted and has substantially no value, the Warrants have a fair value of $0, and the Company has recorded an unrealized gain of $48,114 for the year ended December 31, 2011, which is classified as a component of Other income (expense) on the Company’s consolidated statements of operations.

12.          DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANTS

In addition to interest rate swap agreements (see Note 10), the Company is party to the following derivative financial instruments:

Fuel.  During November 2008, the Company entered into an agreement with a counterparty to purchase 1,000 MT per month of Houston 380 ex wharf fuel oil for $254/MT.  This contract will settle on a net basis at the end of each calendar month from January 2009 through March 2009 based on the average daily closing price for this commodity for each month.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized an unrealized gain of $0, $0 and $132, which is classified as Other income (expense) on the consolidated statements of operations.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized a realized gain of $0, $0 and $10, which is classified as Other income (expense) on the consolidated statements of operations.

The Company considers all of its fuel derivative contracts to be speculative.

Freight rates.  During May 2006, the Company entered into a freight derivative contract with the intention of fixing the equivalent of one Suezmax vessel to a time charter equivalent rate of $35,500 per day for a three year period beginning on July 1, 2006.  This contract net settles each month with the Company receiving $35,500 per day and paying a floating amount based on the monthly Baltic Tanker Index and a specified bunker price index.  The Company recorded an unrealized loss of $0, $0 and $568 for the years ended December 31, 2011, 2010 and 2009, respectively, which is reflected on the Company’s consolidated statements of operations as Other income (expense).  The Company has recorded an aggregate realized gain of $0, $0 and $720 for the years ended December 31, 2011, 2010 and 2009, respectively, which is classified as Other income (expense) on the consolidated statements of operations.

The Company considers all of its freight derivative contracts to be speculative.

Tabular disclosure of financial instruments under FASB ASC 815 required by FASB ASC 820 are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010

Derivatives designated as hedging instruments under FASB ASC 815

Interest rate contracts	Derivative Liability, current	$—	$(7,132)
Interest rate contracts	Derivative Liability, noncurrent	—	(4,929)

Total derivatives designated as hedging instruments under FASB ASC 815		—	(12,061)

Derivatives not designated as hedging instruments

Interest rate contracts	Derivative Liability, current	(3,237)	—
Interest rate contracts	Derivative Liability, noncurrent	(1,561)	—
Warrants	Derivative Liability, noncurrent	—	—

Total derivatives		$(4,798)	$(12,061)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

For the Years Ended December 31, 2011 2010 and 2009

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Year ended December 31,
Relationships	2011	2010	2009
Interest rate contracts	$(2,160)	$(10,681)	$(6,443)
Total	$(2,160)	$(10,681)	$(6,443)

Location of Loss Reclassified	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
from Accumulated OCI into	Year ended December 31,
Income (Effective Portion)	2011	2010	2009
Interest Expense	$(7,616)	$(13,316)	$(11,691)
	$(7,616)	$(13,316)	$(11,691)

Location of Loss Recognized in	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Income on Derivative (Ineffective	Year ended December 31,
Portion)	2011	2010	2009
Other income (expense)	$—	$(9)	$(253)
	$—	$(9)	$(253)

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized	Year ended December 31,
FASB ASC 815	in Income on Derivative	2011	2010	2009
Warrants	Other income, net	$48,114	$—	$—
Interest rate contracts	Interest income	352	—	215
Freight derivative	Other income, net	—	—	152
Fuel derivative	Other income, net	—	—	142

Total		$48,466	$—	$509

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$10,184	$10,184	$16,858	$16,858
Vessels held for sale	—	—	80,219	80,219
Goodwill	—	—	1,818	1,818
DIP Facility	40,000	40,000	—	—
Floating rate debt	850,268	see below	1,082,845	1,082,845
Senior Notes	300,000	3,000	293,198	289,125
Oaktree Credit Facility	169,678	1,720	—	—
Derivative financial instruments (See Note 12)	(4,798)	(4,798)	(12,061)	(12,061)

The fair value of term loans and revolving credit facilities as of December 31, 2010 was estimated based on current rates offered to the Company for similar debt of the same remaining maturities and collateral. For the DIP Facility, which was entered into on November 17, 2011, and approved by the Bankruptcy Court on an interim basis on November 18, 2011 and on a final basis on December 15, 2011, fair value approximates carrying value.  With respect to the fair value of the floating rate debt, consisting of the 2011 Credit Facility and the 2010 Amended Credit Facility, the Company having filed the Chapter 11 Cases would not have been able to enter into similar credit facilities as of December 31, 2011.  As such, it is impractical to obtain a fair value for the floating rate debt as of December 31, 2011.  Although the Plan contemplates that these facilities will be paid in full, there can be no assurance that the Plan will be consummated and the fair value of the floating rate debt cannot be determined as of December 31, 2011.  The Senior Notes are carried at par value, net of original issue discount.  The fair value of the Senior Notes is derived from quoted market prices, but is thinly traded and as such is a Level 2 item.  The fair value of interest rate swaps is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the Company and the swap counterparties.  The fair value of the Oaktree Credit Facility is derived from a model which includes significant unobservable inputs which make the Oaktree Credit Facility a Level 3 item.  The fair value of the Warrants, which is $0 at December 31, 2011, includes significant unobservable inputs such as dilution protection premiums and liquidity discounts which make the Warrants a Level 3 item.

The carrying amounts of the Company’s other financial instruments at December 31, 2011 and 2010 (principally cash, amounts due from charterers, prepaid expenses, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

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

	December 31, 2011			December 31, 2010
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Vessels held for sale	$—	$—	$—	$80,219	$80,219	$—
Goodwill	—	—	—	1,818	—	1,818

The following table summarizes the valuation of the Company’s financial instruments by the above FASB ASC 820-10 pricing levels as of the valuation dates listed:

	December 31, 2011			December 31, 2010
	Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
DIP Facility	$40,000	$—	$40,000	$—	$—	$—
Floating rate debt	—	see above	see above	1,082,845	—	1,082,845
Senior Notes	3,000	—	3,000	293,198	—	293,198
Oaktree Credit Facility	—	1,720	1,720	—	—	—
Derivative financial instruments (See Note 12)	4,798	—	4,798	12,061	—	12,061

In accordance with the provisions of FASB ASC 350-20, goodwill was written down to their implied value, resulting in an impairment charge of $1,818, $28,036 and $40,872 for the years ended December 31, 2011, 2010 and 2009, respectively, which was included in earnings for those years.  The Company used significant unobservable inputs (Level 3) in determining implied fair value of goodwill, as discussed in Note 3.

A reconciliation of the Warrants, issued on May 6, 2011, which were based on Level 3 inputs, which are defined by FASB ASC 820-10 as unobservable inputs that are not corroborated by market data, for the year ended December 31, 2011 is as follows:

Fair value at issuance, May 6, 2011	$48,114

Fair value, December 31, 2011	—

Unrealized gain (included in Other income (expense))	$48,114

A reconciliation of fuel derivatives which are based on Level 3 inputs for the year ended December 31, 2009 is as follows:

Fair value, January 1, 2009	$(132)

Fair value, December 31, 2009	0

Unrealized gain	132

Realized gain, cash settlements received	10

Total gain, recorded as Other expense	$142

14.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of AOCI included in the accompanying consolidated balance sheets consist of net unrealized derivative gains on cash flow hedges and foreign currency translation losses.

	Net Unrealized Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Gain (Loss)

AOCI- January 1, 2009	$(20,009)	$805
Unrealized derivative gain on cash flow hedges, net of reclassifications	5,248	—
Foreign currency translation adjustments	—	(248)
AOCI, December 31, 2009	(14,761)	557
Unrealized derivative gain on cash flow hedges, net of reclassifications	2,635	—
Foreign currency translation adjustments	—	(366)
AOCI, December 31, 2010	(12,126)	191
Unrealized derivative gain on cash flow hedges, net of reclassifications	5,456	—
Foreign currency translation adjustments	—	(108)
AOCI, December 31, 2011	$(6,670)	$83

15.          LIABILITIES SUBJECT TO COMPROMISE

As a result of the filing of the Chapter 11 Cases on November 17, 2011, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers.

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Company may reject pre-petition executory contracts and unexpired leases with respect to its operations, with the approval of the Bankruptcy Court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” on the Company’s consolidated balance sheets. The Company will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants disagree with the amounts included in the Company’s schedule of assets and liabilities filed with the United States Trustee and wish to receive any distribution in the bankruptcy filing. A bar date of February 23, 2012 was set by the Bankruptcy Court.  The Company filed a motion seeking to establish procedures to reconcile and resolve certain proofs of claim with the Bankruptcy Court on March 1, 2012.  The Company’s Liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed by the Bankruptcy Court.  At this time, the Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since the Company’s evaluation, investigation and reconciliation of the filed claims has not been completed.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. Management expects that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the ordinary course as they come due. Any resulting changes in classification will be reflected in subsequent financial statements.

As of December 31, 2011, Liabilities subject to compromise consist of the following:

Senior Notes	$293,779
Accrued interest on Senior Notes	18,100
Oaktree Credit Facility	169,678
Pre-petition payables	1,470

$483,027

16.          REVENUE FROM TIME CHARTERS

Total revenue earned on time charters for the years ended December 31, 2011, 2010 and 2009 was $114,233, $136,321 and $262,011, respectively.  Future minimum rental receipts, excluding any additional revenue relating to profit sharing arrangements under certain time charters, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts as of December 31, 2011 was $48,878 and will be $8,209 during 2012 and 2013, respectively.

17.          VLCC POOL ARRANGEMENT

During the second quarter of 2011, the Company agreed to enter seven of its VLCCs into Seawolf Tankers, a commercial pool (the “Seawolf Pool”) of VLCCs managed by Heidmar, Inc. (“Heidmar”).  Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

Through December 31, 2011, the Genmar Vision, the Genmar Ulysses, the Genmar Zeus and the Genmar Hercules were admitted to the pool.  In addition, the Genmar Victory began trading in the pool on January 17, 2012 upon completion of its prior time charter.

The Genmar Poseidon and the Genmar Atlas also entered the Seawolf Pool via period charters with Heidmar in July 2011.  These two time charters are for a term of 12 months at market related rates, subject to a floor of $15,000 per day and a 50% profit share above $30,000 per day.

As each vessel enters the pool, it is required to fund a working capital reserve of $2,000 per vessel.  This reserve will be accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned.  Heidmar is responsible for the working capital reserve for the two vessels it charters.  For the four vessels admitted directly into the pool by December 31, 2011, there is a working capital reserve of $8,000 which is recorded on the consolidated balance sheet as Other assets.  Of this $8,000, $5,876 has not yet been paid and is recorded on the consolidated balance sheet as Accounts payable and other accrued expenses.  Through December 31, 2011, these four vessels earned time charter revenue of $8,617 and have receivables from the pool amounting to $7,390 as of December 31, 2011 for undistributed earnings and bunkers onboard the vessels when they entered into the pool and certain other advances made by the Company on behalf of the vessels in the pool.

18.          SIGNIFICANT CUSTOMERS

For the year ended December 31, 2011, the Company earned $37,615 and $35,519 from two customers who represented 10.9% and 10.3% of voyage revenues, respectively.  For the year ended December 31, 2010, the Company had no single customer that represented 10% or more of voyage revenues.  For the year ended December 31, 2009, the Company earned $124,400 and $76,513 from two customers who represented 35.8% and 22.0% of voyage revenues, respectively.

19.          LEASE PAYMENTS

In February 2004, the Company entered into an operating lease for an aircraft. The lease had a term of five years, which expired in February 2009, and required monthly payments by the Company of $125.  During the years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $0 and $143, respectively, of net expense associated with this lease.

In December 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense from December 1, 2004 to September 30, 2020 is $105.  During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1,255, $1,255 and $1,255, respectively, of expense associated with this lease.

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

The Company has recorded bareboat lease expense of $9,008 for the year ended December 31, 2011 at a daily rate of $9,000 per day, which is the straight-line average of daily rates over the life of the lease.

Future minimum rental payments on the above leases for the next five years are as follows: 2012-$11,137, 2013- $11,110, 2014-$11,110, 2015- $11,110, 2016- $11,137, thereafter - $15,405.

20.          REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the year ended December 31, 2011:

Trustee fees incurred	$250
Professional fees incurred	5,897
$6,147

21.          RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the years ended December 31, 2011, 2010 and 2009, the Company incurred office expenses totaling $31, $58 and $109, respectively, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors. As of December 31, 2011 and 2010, a balance remains outstanding of $19 and $14, respectively.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred fees for legal services aggregating $122, $109 and $38, respectively, to the father of Peter C. Georgiopoulos. As of December 31, 2011 and 2010, a balance of $0 and $12 remains outstanding.

During the years ended December 31, 2011, 2010 and 2009, the Company incurred certain entertainment and travel costs totaling $176, $336 and $139 and on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is chairman of Genco’s board of directors.  As of December 31, 2011 and 2010, a balance of $11 and $159, respectively, remains outstanding.

During the years ended December 31, 2011 and 2010, the Company incurred certain entertainment costs totaling $3 and $0, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of December 31, 2011 and December 31, 2010, respectively.

During the years ended December 31, 2011, 2010 and 2009, Genco made available certain of its employees who performed internal audit services for the Company for which the Company was invoiced $241, $200 and $158, respectively, based on actual time spent by the employees. As of December 31, 2011 and 2010, a balance of $106 and $85 remains outstanding.

During the years ended December 31, 2011, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $38,657, $30,060 and $2,074, respectively, As of December 31, 2011 and

2010, a balance of $3,584 and $9,805 remains outstanding. Peter Georgiopoulos is the chairman of Aegean’s board of directors, George J. Konomos is a member of the Company’s board of directors and is on the board of directors of Aegean, and John Tavlarios is a member of the Company’s Board of Directors and the president and CEO of the Company and is on the board of directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended 2011, 2010 and 2009 for $64, $68 and $55, respectively. As of December 31, 2011 and 2010, a balance of $15 and $7, respectively, remains outstanding.

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination. At the closing of the transactions contemplated by the Oaktree Credit Agreement, we entered into a new registration rights agreement with Mr. Georgiopoulos and an entity controlled by him, as well as Oaktree. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement granted him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement provides for customary demand and piggy-back registration rights.

In 2011, Peter C. Georgiopoulos undertook to assign to the Company his interest in a limited partnership (the “Investment Partnership”) controlled and managed by Oaktree Capital Management, L.P. which had been granted to him in connection with the transactions contemplated by the Oaktree Credit Facility. On January 7, 2012, this assignment was consummated pursuant to an Assignment of Limited Partnership Interest and an amended and restated exempted limited partnership agreement of the Investment Partnership (the “Partnership Agreement”). As a result of the assignment, the Company received substantially the same rights as Mr. Georgiopoulos had under the Partnership Agreement. Under the Partnership Agreement, the Company will be entitled to an interest in distributions by the Investment Partnership, which in the aggregate will not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions will be made to the Company until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. The Company does not have any rights to participate in the management of the Investment Partnership, and the Company has not made and is not required to make any investment in the Investment Partnership. The Investment Partnership and its subsidiaries currently hold the entire loan made under the Oaktree Credit Facility, as well as all of the detachable warrants issued by the Company in connection therewith.

Amounts due from the related parties described above as of December 31, 2011 and 2010 are included in Prepaid expenses and other current assets on the consolidated balance sheets; amounts due to the related parties described above as of December 31, 2011 and 2010 are included in Accounts payable and accrued expenses on the consolidated balance sheets.

22.          SAVINGS PLAN

In November 2001, General Maritime Subsidiary established a 401(k) Plan (the “Plan”) which is available to full-time employees who meet the Plan’s eligibility requirements.  The Company assumed the obligations of General Maritime Subsidiary under the Plan during December 2008. This Plan is a defined contribution plan, which permits employees to make contributions up to 25 percent of their annual salaries with the Company matching up to the first six percent. The matching contribution vests immediately. During the year ended December 31, 2011, 2010 and 2009, the Company’s matching contribution to the Plan was $280, $262 and $356, respectively.

23.   COMMON STOCK OFFERING

On June 17, 2010, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co., Dahlman, Jefferies and J.P. Morgan Securities Inc., as representatives for the several underwriters referred to in the Underwriting Agreement (collectively, the “Underwriters”), pursuant to which the Company sold to the Underwriters an aggregate of 30,600,000 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), for a purchase price of $6.41 per share, which reflects a price to the public of $6.75 per share less underwriting discounts and commissions.

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

On June 9, 2011, the Company entered into the Sale Agreements with the Sales Agents pursuant to which the Company had the right to sell shares of its common stock, par value $0.01 per share, for aggregate sales proceeds of up to $50,000.  The shares under the Sale Agreements were sold in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices.  The Company also had the right to sell shares of its common stock to either Sales Agent, in each case as principal for its own account, at a price agreed-upon at such time.  Under the Sale Agreements, each Sales Agent was entitled to compensation equal to 2.5% of the gross sales price of the Securities sold pursuant to the Sale Agreement to which such Sales Agent was a party, provided that the compensation equaled 2.0% of the gross sales price of the Securities sold to certain purchasers specified in the applicable Sale Agreement.  Each Sales Agent agreed to use its commercially reasonable efforts consistent with normal sales and trading practices to place all of the Securities requested to be sold by the Company. The Company had no obligation to sell any of the Securities under the Sale Agreements and either the Company or either Sales Agent had the right at any time to suspend or terminate solicitation and offers under the applicable Sale Agreement to which such Sales Agent is a party.  Between June 9, 2011 and July 7, 2011, the Company issued 5,485,796 shares of its common stock for proceeds of $7,987 after commissions.  Each of the Sale Agreements were terminated on November 18, 2011.

Pursuant to the issuance of shares during the year ended December 31, 2011, the Company incurred legal and accounting costs aggregating $577, which was recorded as a reduction of proceeds from such share issuances.

24.          STOCK-BASED COMPENSATION

On June 10, 2001, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”) adopted the General Maritime Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”).  On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Acquisition. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan, the Company’s compensation committee, another designated committee of the Board of Directors, or the Board of Directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock. Upon the granting of stock options and restricted stock, the Company allocated new shares from its reserve of authorized shares to employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended. Grants of stock options and restricted shares through December 31, 2010 substantially depleted the 2001 Stock Incentive Plan.

On August 9, 2011, the Company’s shareholders approved the General Maritime Corporation 2011 Stock Incentive Plan previously adopted by the Board of Directors.  Awards may be granted with respect to an aggregate of 7,500,000 shares of common stock. Under this plan, the Company’s compensation committee, another designated committee of the Board of Directors, or the Board of Directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

Since inception of the 2011 Stock Incentive Plan, the Company has issued restricted stock. Upon the granting of restricted stock, the Company allocated new shares from its reserve of authorized shares to directors subject to the maximum shares permitted by the 2011 Stock Incentive Plan.

The Company’s policy for attributing the value of graded-vesting stock options and restricted stock awards is to use an accelerated multiple-option approach.

Stock Options

As of December 31, 2011 and 2010, there was no unrecognized compensation cost related to nonvested stock option awards.

The following table summarizes all stock option activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2009	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2009	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2010	6,700	$15.35	$7.51

Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2011	6,700	$15.35	$7.51

As of December 31, 2011 and 2010, all stock options were vested.

The following table summarizes certain information about stock options outstanding as of December 31, 2011:

	Options Outstanding, December 31, 2011			Options Exercisable, December 31, 2011
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$ 10.88	1,675	$10.88	1.8	1,675	$10.88
$ 16.84	5,025	$16.84	2.4	5,025	$16.84

	6,700	$15.35	2.3	6,700	$15.35

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

The weighted average grant-date fair value of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 is $0.60, $3.59 and $7.41 per share, respectively.

A summary of the activity for restricted stock awards during the years ended December 31, 2011, 2010 and 2009 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding and nonvested, January 1, 2009	3,340,005	$20.04

Granted	416,322	$7.41
Vested	(1,150,382)	$8.98
Forfeited	(18,662)	$16.85

Outstanding and nonvested, December 31, 2009	2,587,313	$22.95

Granted	754,952	$3.59
Vested	(358,245)	$14.67
Forfeited	(9,869)	$9.31

Outstanding and nonvested, December 31, 2010	2,974,151	$19.07

Granted	180,000	$0.60
Vested	(475,044)	$8.84
Forfeited	(4,020)	$8.47

Outstanding and nonvested, December 31, 2011	2,675,087	$19.66

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Restricted Stock Grant Date:

February 9, 2005	$739	$738	$646	$—	$—	$—	$2,123
April 5, 2005	1,753	1,749	1,749	—	—	—	5,251
December 21, 2005	976	974	974	851	—	—	3,775
December 18, 2006	542	539	539	539	472	—	2,631
December 21, 2007	729	620	620	620	622	544	3,755
December 15, 2008	94	11	—	—	—	—	105
December 23, 2008	172	71	—	—	—	—	243
December 24, 2009	361	144	—	—	—	—	505
December 31, 2010	609	318	128	—	—	—	1,055
August 9, 2011	52	—	—	—	—	—	52

Total by year	$6,027	$5,164	$4,656	$2,010	$1,094	$544	$19,495

As of December 31, 2011 and 2010, there was $19,495 and $27,132, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of December 31, 2011, this cost is expected to be recognized with a credit to paid-in capital over a weighted-average period of 1.7 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the years ended December 31, 2011, 2010 and 2009 was $7,711, $8,573 and $10,070, respectively.

25.          LEGAL PROCEEDINGS

On November 17, 2011, the Company commenced the Chapter 11 Cases. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates.  The Company has filed a plan of reorganization in the Chapter 11 Cases which, if confirmed, will provide for the treatment of allowed claims against the Company’s bankruptcy estates, including pre-petition liabilities.  The treatment of such liabilities under a confirmed Chapter 11 plan of reorganization is expected to result in a material adjustment to the Company’s financial statements.

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

On January 13, 2009, the Company received a demand from the U.S. National Pollution Fund for approximately $5,800 for the U.S. Coast Guard’s response costs and certain costs of the Departamento de Recursos Naturales y Ambientales of Puerto Rico in connection with the alleged damage to the environment caused by the spill. In April 2010, the U.S. National Pollution Fund made an additional natural resource damage assessment claim against the Company of approximately $500.  In October 2010, the Company entered into a settlement agreement with the U.S. National Pollution Fund in which the Company agreed to pay approximately $6,273 in full satisfaction of the oil spill response costs of the U.S. Coast Guard and natural damage assessment costs of the U.S. National Pollution Fund through the date of the settlement agreement.  Pursuant to the settlement agreement, the U.S. National Pollution Fund will waive its claims to any additional civil penalties under the U.S. Clean Water Act as well as for accrued interest.  The settlement has been paid in full by the vessel’s protection and indemnity underwriters. Notwithstanding the settlement agreement, the Company may be subject to any further potential claims by the U.S. National Pollution Fund or the U.S. Coast Guard arising from the ongoing natural resource damage assessment.

The Company has been cooperating in these investigations and had posted a surety bond, which was returned to the Company on April 21, 2011, to cover potential fines or penalties that may be imposed in connection with these matters.

These matters have been reported to the Company’s protection and indemnity insurance underwriters, and management believes that any such liabilities (including our obligations under the settlement agreement) will be covered by the Company’s insurance, less a $10 deductible.

26.          CONSOLIDATING FINANCIAL INFORMATION

The Company holds all of its assets and conducts all of its operations through its subsidiaries, all of which are wholly owned, and has no independent assets or operations. Most of the Company’s subsidiaries are Subsidiary Guarantors under the Senior Notes, which have been reclassified to Liabilities subject to compromise (see Note 10). The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several. Excluding the impact of the Chapter 11 Cases, there are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan. During the year ended December 31, 2011, certain Subsidiary Guarantors were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets (see Note 10). Prior to 2011, all of the non-guarantor subsidiaries were minor in significance.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of operations, and statements of cash flows as of and for the year ended December 31, 2011 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, which separately show the parent company, all of its guarantor subsidiaries and all of its non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash	$26	$9,502	$656	$—	$10,184
Due from charterers, net	—	27,706	56	—	27,762
Prepaid expenses and other current assets	—	30,207	4,992	—	35,199
Total current assets	26	67,415	5,704	—	73,145

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation	—	1,510,841	—	—	1,510,841
Other fixed assets, net	—	11,957	21	—	11,978
Deferred drydock costs, net	—	24,123	—	—	24,123
Deferred financing costs, net	13,358	22,664	—	—	36,022
Other assets	—	11,535	3,644	—	15,179
Due from subsidiaries	—	1,006,679	1,812	(1,008,491)	—
Investment in subsidiaries	1,733,416	—	—	(1,733,416)	—
Total noncurrent assets	1,746,774	2,587,799	5,477	(2,741,907)	1,598,143
TOTAL ASSETS	$1,746,800	$2,655,214	$11,181	$(2,741,907)	$1,671,288

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	$359	$28,881	$8,679	$—	$37,919
Current portion of long-term debt	—	890,268	—	—	890,268
Deferred voyage revenue		922			922
Derivative liability	—	3,237	—	—	3,237
Total current liabilities not subject to compromise	359	923,308	8,679	—	932,346

NONCURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Other noncurrent liabilities	—	2,046	2,502	—	4,548
Derivative liability	—	1,561	—	—	1,561
Due to subsidiaries	1,015,078	—	—	(1,015,078)	—
Total liabilities not subject to compromise	1,015,437	926,915	11,181	(1,015,078)	938,455
Liabilities subject to compromise	481,557	1,470	—	—	483,027
TOTAL LIABILITIES	1,496,994	928,385	11,181	(1,015,078)	1,421,482
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,217	—	—	—	1,217
Paid-in capital	636,532	1,733,416	—	(1,733,416)	636,532
Accumulated deficit	(381,356)	—	—	—	(381,356)
Accumulated other comprehensive loss	(6,587)	(6,587)	—	6,587	(6,587)
Total shareholders’ equity	249,806	1,726,829	—	(1,726,829)	249,806
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,746,800	$2,655,214	$11,181	$(2,741,907)	$1,671,288

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$315,836	$29,545	$—	$345,381

OPERATING EXPENSES:
Voyage expenses	—	152,966	9,068	—	162,034
Direct vessel expenses	—	95,994	13,548	—	109,542
Bareboat lease expense	—	—	9,009	—	9,009
General and administrative	3,924	38,163	296	—	42,383
Depreciation and amortization	—	90,055	1,981	—	92,036
Goodwill impairment	—	1,818	—	—	1,818
Loss on disposal of vessel equipment	—	6,168	99	—	6,267
Loss on impairment of vessels	—	—	12,995	—	12,995
Total operating expenses	3,924	385,164	46,996	—	436,084
OPERATING (LOSS) INCOME	(3,924)	(69,328)	(17,451)	—	(90,703)

OTHER INCOME (EXPENSE):
Interest income	—	74	8	—	82
Interest expense	(51,304)	(52,822)	—	—	(104,126)
Other income (expense)	48,114	102	(21)	—	48,195
Equity in losses of subsidiaries	(145,585)	—	—	145,585	—
Net other expense	(148,775)	(52,646)	(13)	145,585	(55,849)
Loss before reorganization items, net	(152,699)	(121,974)	(17,464)	145,585	(146,552)
Reorganization items, net	—	(6,147)	—	—	(6,147)
Net loss	$(152,699)	$(128,121)	$(17,464)	$145,585	$(152,699)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used) provided by operating activities	$(27,201)	$(49,250)	$5,715	$—	$(70,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels	—	(74,510)	—	—	(74,510)
Purchase of Vessel improvements and other fixed assets	—	(5,861)	—	—	(5,861)
Proceeds from the sale of Vessels	—	—	100,973	—	100,973
Net cash provided (used) by investing activites	—	(80,371)	100,973	—	20,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit facilities	—	(207,987)	—	—	(207,987)
Borrowings under 2010 Credit Facility	—	45,600	—	—	45,600
Repayments of 2010 Credit Facility	—	(47,389)	—	—	(47,389)
(Repayment) Borrowing under Bridge Loan Credit Facility	(22,800)	—	—	—	(22,800)
Borrowings on Oaktree Credit Facility	200,000	—	—	—	200,000
Borrowings on DIP Credit Facility		40,000	—	—	40,000
Deferred financing costs paid, pre-petition debt	(8,017)	(10,003)	—	—	(18,020)
Deferred financing costs paid, DIP Facility		(3,278)	—	—	(3,278)
Proceeds from issuance of common stock	57,400	—		—	57,400
Intercompany advances, net	(199,378)	306,615	(107,237)	—	—
Net cash provided (used) by financing activities	27,205	123,558	(107,237)	—	43,526

Effect of exchange rate changes on cash balances	—	(66)	—	—	(66)

Net increase (decrease) in cash	4	(6,129)	(549)	—	(6,674)
Cash, beginning of the year	22	15,631	1,205	—	16,858
Cash, end of year	$26	$9,502	$656	$—	$10,184

27.          UNAUDITED QUARTERLY RESULTS OF OPERATIONS

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included on a quarterly basis.

	2011 Quarter ended				2010 Quarter ended
	March 31	June 30	Sept 30	Dec 31	March 31	June 30	Sept 30	Dec 31 (a)

Voyage revenues	$102,933	$105,203	$74,851	$62,394	$97,556	$91,467	$98,264	$99,874
Operating (loss) income	(8,766)	(11,437)	(35,722)	(34,339)	9,604	4,493	(3,559)	(143,983)
Net loss	(31,540)	(23,957)	(37,228)	(59,974)	(9,079)	(14,309)	(26,033)	(167,241)

Earnings Per Common Share:
Basic	$(0.36)	$(0.21)	$(0.31)	$(0.50)	$(0.16)	$(0.25)	$(0.30)	$(1.93)
Diluted	$(0.36)	$(0.21)	$(0.31)	$(0.50)	$(0.16)	$(0.25)	$(0.30)	$(1.93)

Weighted Average Shares
Outstanding:(in thousands)
Basic	86,623	112,086	118,601	118,823	55,661	58,373	86,304	86,458
Diluted	86,623	112,086	118,601	118,823	55,661	58,373	86,304	86,458

(a)          As discussed in Note 6, during the fourth quarter of 2010, the Company recorded a loss on impairment of vessels of $99,678 and a goodwill impairment of $28,036.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with, the Company’s independent auditors regarding the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the President and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011. In response to our filing for reorganization under chapter 11 of the Bankruptcy Code, we modified existing or implemented new business processes and related internal controls over financial reporting to ensure that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Other than these, the Company has found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Management assessed the effectiveness of General Maritime Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that General Maritime Corporation maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has audited and issued their attestation report on the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Maritime Corporation (Debtor-in-Possession)

New York, New York

We have audited the internal control over financial reporting of General Maritime Corporation (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs concerning matters related to (i) the Company filing for reorganization under Chapter 11 of the United States Bankruptcy Code and (ii) substantial doubt about the Company’s ability to continue as a going concern.

New York, New York

March 15, 2012

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2011 fiscal year.

ITEM 11 — Executive Compensation

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2011 fiscal year.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2011 fiscal year.

ITEM 13 — Certain Relationships and Related Transactions and Director Independence

The information required is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2011 fiscal year.

ITEM 14 — Principal Accounting Fees and Services

The information required is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2011 fiscal year.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements.”

3.	Exhibits:

1.1

Underwriting Agreement, dated as of March 31, 2011, by and among General Maritime Corporation, Jefferies & Company, Inc. and Dahlman Rose & Company, LLC, as representatives of the several underwriters named therein. (1)

2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008 by and among Arlington Tankers, Ltd., General Maritime Corporation (formerly Galileo Holding Corporation), Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Subsidiary Corporation (formerly General Maritime Corporation). (2)

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation) as adopted December, 2008. (3)

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of General Maritime Corporation, dated May 12, 2011. (4)

3.3	Amended and Restated By-Laws of General Maritime Corporation. (5)

4.1	Form of Stock Purchase Warrant. (7)

4.2	Form of Specimen Stock Certificate of General Maritime Corporation (8)

10.1	Form of Incentive Stock Option Grant Certificate. (6)

10.2	ISDA Master Agreement, dated as of September 24, 2001, between Christiania Bank OG Kreditkasse ASA, New York Branch and General Maritime Corporation, and the Schedule thereto. (9)

10.3	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (10)

10.4	Restricted Stock Grant Agreement dated as of February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)

10.5	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (12)

10.6	Restricted Stock Grant Agreement dated as of December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (14)

10.7	Restricted Stock Grant Agreement dated as of December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (15)

10.8	Restricted Stock Grant Agreement dated as of April 2, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (16)

10.9	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (17)

10.10	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime

Subsidiary Corporation and Jeffrey D. Pribor. (16)

10.11	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (16)

10.12	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (16)

10.13	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (16)

10.14	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and Peter G. Georgiopoulos. (16)

10.15	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (18)

10.16	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (18)

10.17	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (19)

10.18	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (20)

10.19	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (3)

10.20

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (21)

10.21

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (22)

10.22

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (24)

10.23	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (23)

10.24	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (24)

10.25	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective as of December 16, 2008). (25)

10.26	General Maritime Corporation 2011 Stock Incentive Plan.(26)

10.27	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (27)

10.28	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (27)

10.29	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (27)

10.30	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Peter S. Bell. (27)

10.31	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (27)

10.32	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (28)

10.33

First Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (29)

10.34	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (30)

10.35	Form of 12% Senior Notes due 2017. (30)

10.36	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (30)

10.37

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (31)

10.38

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (31)

10.39	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (31)

10.40	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Peter S. Bell. (31)

10.41	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (31)

10.42	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (31)

10.43	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (31)

10.44	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and

Arlington Tankers Ltd., and the Schedule thereto. (31)

10.45	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (33)

10.46	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (33)

10.47	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (33)

10.48	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (33)

10.49	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (33)

10.50	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (33)

10.51	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (33)

10.52	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (33)

10.53

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (34)

10.54

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (35)

10.55

First Amendment and Waiver to Credit Agreement, dated September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (34)

10.56

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (36)

10.57

First Amendment to Credit Agreement, dated as of December 14, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (37)

10.58

Second Amendment to Credit Agreement, dated as of December 22, 2010, among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea, as administrative agent and collateral agent and DnB, together with Nordea, as joint lead arrangers and joint book runners. (38)

10.59

Fourth Amendment to Credit Agreement, dated December 22, 2010, among General Maritime Subsidiary Corporation, as borrower, General Maritime Corporation, as parent, the lenders party from time to time thereto, Nordea, as administrative agent and collateral agent, and Nordea, HSH Nordbank AG, and DNB, as joint lead arrangers and joint book runners. (38)

10.60

Second Amendment to Credit Agreement, dated as of December 31, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (39)

10.61	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Peter C. Georgiopoulos. (9)

10.62	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and John P. Tavlarios. (9)

10.63	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Jeffrey D. Pribor. (9)

10.64	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and John C. Georgiopoulos. (9)

10.65	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Peter S. Bell. (9)

10.66	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Milton H. Gonzales, Jr. (9)

10.67

Indicative Term Sheet for the Sale and Leaseback of Three Handymax Product Tankers “Genmar Concord,” “Genmar Contest,” and “Genmar Concept,” dated January 7, 2011, between Northern Fund Management America LLC, as agent for Northern Shipping Fund Management Bermuda, Ltd., and General Maritime Corporation. (40)

10.68	Memorandum of Agreement, dated January 18, 2011, between Concept Ltd. and MR Concept Shipping, L.L.C. (40)

10.69	Memorandum of Agreement, dated January 18, 2011, between Contest Ltd. and MR Contest Shipping, L.L.C. (40)

10.70	Memorandum of Agreement, dated January 18, 2011, between Concord Ltd. and MR Concord Shipping, L.L.C. (40)

10.71	Genmar Contest Bareboat Charter, dated January 18, 2011, between MR Contest Shipping LLC and GMR Contest LLC. (40)

10.72	Stena Concept Bareboat Charter, dated January 18, 2011, between MR Concept Shipping LLC and GMR Concept LLC. (40)

10.73	Genmar Concord Bareboat Charter, dated January 18, 2011, between MR Concord Shipping LLC and GMR Concord LLC. (40)

10.74	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concord Shipping L.L.C. (40)

10.75	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Contest Shipping L.L.C. (40)

10.76	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concept Shipping L.L.C. (40)

10.77	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated February 1, 2010, in Respect of M/T Genmar Concord, among GMR Concord LLC, Borgship Tankers Inc., and Concord Ltd. (40)

10.78	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Contest, among GMR Contest LLC, Stena Bulk A.B., and Contest Ltd. (40)

10.79	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Concept, among GMR Concept LLC, Stena Bulk A.B., and Concept Ltd. (40)

10.80	Assignment of Limited Partnership Interest, dated as of January 7, 2012, between PC Georgiopoulos Investment Group LLC and General Maritime Corporation.*

10.81

Amended and Restated Exempted Limited Partnership Agreement, dated January 7, 2012, between OCM Marine GP CTB, Ltd., OCM Asia Principal Opportunities Fund, L.P., Oaktree FF Investment Fund, L.P., Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P. and General Maritime Corporation.*

10.82

Waiver and Fifth Amendment to Credit Agreement; First Amendment to Pledge and Security Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary Corporation, as borrower, the lenders party to the Credit Agreement, Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent, the pledgors, and Nordea Bank Finland PLC, New York Branch, as Pledgee under the Pledge Agreement and Deposit Account Bank. (40)

10.83

Waiver and Third Amendment to Credit Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, and Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (40)

10.84

Waiver and Fourth Amendment to Credit Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (40)

10.85

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (9)

10.86	Investment Agreement, dated as of March 29, 2011, by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (9)

10.87	Amendment No. 1, dated as of May 6, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. And General Maritime Corporation. (40)

10.88

Registration Rights Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, Peter C. Georgiopoulos, PCG Boss Limited, OCM Marine Investments CTB, Ltd., and OCM Marine Holdings TP, L.P. (32)

10.89

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation, and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as initial lender and OCM Administrative Agent, LLC as Administrative Agent and Collateral Agent.(40)

10.90

Second Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (40)

10.91

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (40)

10.92	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Jefferies & Company, Inc. (41)

10.93	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Dahlman Rose & Company, LLC. (41)

10.94

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (42)

10.95

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (42)

10.96

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (42)

10.97	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Peter C. Georgiopoulos.*

10.98	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Rex W. Harrington.*

10.99	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and William J. Crabtree.*

10.100	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and E. Grant Gibbons.*

10.101	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Peter S. Shaerf.*

10.102	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and George J. Konomos.*

10.103

Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (43)

10.104

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (43)

10.105

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (43)

10.106	Amendment No. 3, dated as of September 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (43)

10.107

Third Amendment to Amended and Restated Credit Agreement, dated as of November 10, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent.*

10.108

Third Amendment to Amended and Restated Credit Agreement, dated as of November 10, 2011 by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent.*

10.109

Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent.*

10.110

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011, among the Company and the other Debtors party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, various lenders and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. *

10.111	Equity Financing Commitment Letter, dated November 16, 2011, between General Maritime Corporation and OCM Marine Investments CTB, Ltd.*

10.112

Restructuring Support Agreement, dated as of November 16, 2011, by and among General Maritime Corporation and all of the Company’s subsidiaries, and the Supporting Creditors as party thereto (Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission) *

10.113	Equity Purchase Agreement, dated as of December 15, 2011, by and among General Maritime

Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (44)

10.114

Waiver and First Amendment to the Senior Secured Supermajority Debtor-in-Possession Credit Agreement, dated as of February 14, 2012, among the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of the Company party thereto, the financial institutions party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. (46)

10.115	Amendment No. 2, dated as of August 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation.*

10.116

Limited Waiver Agreement, dated as of February 27, 2012, among General Maritime Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (13).

14.1	General Maritime Corporation Code of Ethics. (45)

21.1	Subsidiaries of General Maritime Corporation. (*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Order Pursuant to Section 363 of the Bankruptcy Code Authorizing the Debtors to Enter into an Equity Commitment Agreement and to Pay Certain Fees in Connection Therewith, dated December 15, 2011. (44)

99.2	Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on January 31, 2012. (13)

99.3	Disclosure Statement, filed with the Bankruptcy Court on January 31, 2012. (13)

99.4	Amended Plan of Reorganization, filed with the Bankruptcy Court on March 1, 2012. (47)

99.5	Amended Disclosure Statement, filed with the Bankruptcy Court on March 1, 2012. (47)

101

The following materials from General Maritime Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009. (**)

(*)	Filed herewith.

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

(1)	Incorporated by reference to General Maritime Corporations’ Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

(2)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(3)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(4)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011.

(5)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(7)	Incorporated by reference to Exhibit B to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011

(8)	Incorporated by reference to Exhibit 4.1 to General Maritime Corporation’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 3, 2008.

(9)	Incorporated by reference to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

(10)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(12)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.
(13)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2012.
(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(15)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(16)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(17)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009.

(18)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(19)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(20)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(21)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(22)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(23)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K with the

Securities and Exchange Commission on December 16, 2008.

(24)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.
(25)	Incorporated by reference to General Maritime Corporation’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.
(26)

Incorporated by reference to Exhibit 4.1 form General Maritime Corporation’s Registration Statement on Form S-8 (Commission File No. 333-174133) filed with the Securities and Exchange Commission on May 11, 2011.

(27)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(28)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009.

(29)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(30)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

(31)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

(32)	Incorporated by reference to Exhibit C to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

(33)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010.

(34)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010.

(35)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.

(36)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(37)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.

(38)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010.

(39)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011.

(40)	Incorporated by reference to General Maritime Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(41)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011.

(42)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011.

(43)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-Q with the Securities and Exchange Commission on November 18, 2011.

(44)	Incorporated by reference to General Maritime Corporations’ Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2011.

(45)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.
(46)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2012.

(47)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MARITIME CORPORATION

By:	/s/ JOHN P. TAVLARIOS
	Name:	John P. Tavlarios
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on March 15, 2012.

SIGNATURE	TITLE

/s/ PETER C. GEORGIOPOULOS	CHAIRMAN AND DIRECTOR
Peter C. Georgiopoulos

/s/ JOHN P. TAVLARIOS	PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
John P. Tavlarios	(PRINCIPAL EXECUTIVE OFFICER)

/s/ JEFFREY D. PRIBOR	EXECUTIVE VICE PRESIDENT AND CHIEF FINANICAL
Jeffrey D. Pribor	OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER)

/s/ WILLIAM J. CRABTREE	DIRECTOR
William J. Crabtree

/s/ DR. E. GRANT GIBBONS	DIRECTOR
Dr. E. Grant Gibbons

/s/ REX W. HARRINGTON	DIRECTOR
Rex W. Harrington

/s/ GEORGE KONOMOS	DIRECTOR
George Konomos

/s/ PETER S. SHAERF	DIRECTOR
Peter S. Shaerf

EXHIBIT INDEX

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	The financial statements listed in the “Index to Consolidated Financial Statements.”

3.	Exhibits:

1.1

Underwriting Agreement, dated as of March 31, 2011, by and among General Maritime Corporation, Jefferies & Company, Inc. and Dahlman Rose & Company, LLC, as representatives of the several underwriters named therein. (1)

2.1

Agreement and Plan of Merger and Amalgamation, dated as of August 5, 2008 by and among Arlington Tankers, Ltd., General Maritime Corporation (formerly Galileo Holding Corporation), Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Subsidiary Corporation (formerly General Maritime Corporation). (2)

3.1	Amended and Restated Articles of Incorporation of General Maritime Corporation (formerly Galileo Holding Corporation) as adopted December, 2008. (3)

3.2	Articles of Amendment of Amended and Restated Articles of Incorporation of General Maritime Corporation, dated May 12, 2011. (4)

3.3	Amended and Restated By-Laws of General Maritime Corporation. (5)

4.1	Form of Stock Purchase Warrant. (7)

4.2	Form of Specimen Stock Certificate of General Maritime Corporation (8)

10.1	Form of Incentive Stock Option Grant Certificate. (6)

10.2	ISDA Master Agreement, dated as of September 24, 2001, between Christiania Bank OG Kreditkasse ASA, New York Branch and General Maritime Corporation, and the Schedule thereto. (9)

10.3	Agreement of Lease between Fisher-Park Lane Owner LLC, and General Maritime Subsidiary Corporation dated as of November 30, 2004. (10)

10.4	Restricted Stock Grant Agreement dated as of February 9, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (11)

10.5	General Maritime Corporation Change of Control Severance Program for U.S. Employees. (12)

10.6	Restricted Stock Grant Agreement dated as of December 21, 2005 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (14)

10.7	Restricted Stock Grant Agreement dated as of December 18, 2006 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (15)

10.8	Restricted Stock Grant Agreement dated as of April 2, 2007 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (16)

10.9	ISDA Master Agreement, effective as of September 21, 2007, between Citibank, N.A. and General Maritime Corporation, and the Schedule thereto. (17)

10.10	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime

Subsidiary Corporation and Jeffrey D. Pribor. (16)

10.11	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and John C. Georgiopoulos. (16)

10.12	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and Peter S. Bell. (16)
10.13	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and John P. Tavlarios. (16)
10.14	Restricted Stock Grant Agreement dated as of December 21, 2007 between General Maritime Subsidiary Corporation and Peter G. Georgiopoulos. (16)

10.15	ISDA Master Agreement, dated as of January 8, 2008, between Keybank National Association and General Maritime Corporation, and the Schedule thereto. (18)

10.16	ISDA Master Agreement, dated as of January 11, 2008, between HSH Nordbank AG and General Maritime Corporation, and the Schedule thereto. (18)

10.17	ISDA Master Agreement, dated as of May 2, 2008, between DnB NOR Bank ASA and General Maritime Corporation, and the Schedule thereto. (19)

10.18	Letter Agreement dated October 24, 2008 between General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (20)

10.19	Amendment to Letter Agreement, dated December 16, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Peter C. Georgiopoulos. (3)

10.20

Amendment and Restated Credit Agreement, dated October 20, 2008, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent, and Nordea Bank Finland PLC, New York Branch, HSH Nordbank AG, and DNB Nor Bank ASA, New York Branch, as Joint Lead Arrangers and Joint Book Runners. (21)

10.21

Consent regarding Credit Agreement, dated February 24, 2009, among General Maritime Corporation (renamed General Maritime Subsidiary Corporation), Galileo Holding Corporation (renamed General Maritime Corporation), the Lenders party hereto, and Nordea Bank Finland PLC, New York, as Administrative Agent. (22)

10.22

Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation (formerly Galileo Holding Corporation), General Maritime Subsidiary Corporation (formerly General Maritime Corporation), General Maritime Management LLC, and John P. Tavlarios. (24)

10.23	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and Jeffrey D. Pribor. (23)

10.24	Employment Agreement, dated as of December 15, 2008, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, and John C. Georgiopoulos. (24)

10.25	General Maritime Corporation 2001 Stock Incentive Plan (as amended and restated, effective as of December 16, 2008). (25)

10.26	General Maritime Corporation 2011 Stock Incentive Plan.(26)

10.27	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and John P. Tavlarios. (27)

10.28	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Jeffrey D. Pribor. (27)

10.29	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and John C. Georgiopoulos. (27)

10.30	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Peter S. Bell. (27)

10.31	Restricted Stock Grant Agreement dated as of December 23, 2008 between General Maritime Corporation and Milton H. Gonzales, Jr. (27)

10.32	Letter Agreement, dated September 29, 2009, by and among General Maritime Corporation, General Maritime Subsidiary Corporation and Peter C. Georgiopoulos. (28)

10.33

First Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (29)

10.34	Indenture, dated as of November 12, 2009, among General Maritime Corporation, the Subsidiary Guarantors parties thereto and The Bank of New Mellon, as Trustee. (30)

10.35	Form of 12% Senior Notes due 2017. (30)

10.36	Registration Rights Agreement, dated November 12, 2009, among General Maritime Corporation and the parties named therein. (30)

10.37

Purchase Agreement, dated November 6, 2009, by and among General Maritime Corporation, the Subsidiary Guarantors party thereto, and J.P. Morgan Securities, Inc., as representative of the Several Initial Purchasers named in Schedule I thereto. (31)

10.38

Second Amendment to Amended and Restated Credit Agreement, dated December 18, 2009, among General Maritime Corporation, General Maritime Subsidiary Corporation, the Lenders party from time to time thereto, Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (31)

10.39	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and John C. Georgiopoulos. (31)

10.40	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Peter S. Bell. (31)

10.41	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Milton H. Gonzales, Jr. (31)

10.42	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and John P. Tavlarios. (31)

10.43	Restricted Stock Grant Agreement dated as of December 24, 2009 between General Maritime Corporation and Jeffrey D. Pribor. (31)

10.44	ISDA Master Agreement, effective as of December 12, 2005, between Royal Bank of Scotland plc and

Arlington Tankers Ltd., and the Schedule thereto. (31)

10.45	Master Agreement, dated June 3, 2010, between Metrostar Management Corporation and General Maritime Corporation. (33)

10.46	Memorandum of Agreement, dated June 2, 2010, between Tanka Navigation Inc. and General Maritime Corporation. (33)

10.47	Memorandum of Agreement, dated June 2, 2010, between Buffalo Maritime Services S.A. and General Maritime Corporation. (33)

10.48	Memorandum of Agreement, dated June 2, 2010, between Motivation Marine Ltd. and General Maritime Corporation. (33)

10.49	Memorandum of Agreement, dated June 2, 2010, between Ilaira Shipping and Trading S.A. and General Maritime Corporation. (33)

10.50	Memorandum of Agreement, dated June 2, 2010, between Renee Shipholding Ltd. and General Maritime Corporation. (33)

10.51	Memorandum of Agreement, dated June 2, 2010, between Goldenrain Maritime S.A. and General Maritime Corporation. (33)

10.52	Memorandum of Agreement, dated June 2, 2010, between Lakeshore Navigation Corp. and General Maritime Corporation. (33)

10.53

Third Amendment to Amended and Restated Credit Agreement, dated July 12, 2010, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, the various lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative and collateral agent and Nordea, DnB NOR Bank ASA, New York Branch and HSH Nordbank AG, as joint lead arrangers and joint bookrunners. (34)

10.54

Credit Agreement, dated as of July 16, 2010, among the General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (35)

10.55

First Amendment and Waiver to Credit Agreement, dated  September 29, 2010, by and among General Maritime Corporation, General Maritime Subsidiary II Corporation, the lenders party thereto, Nordea Bank Finland plc, New York Branch, and DnB Nor Bank ASA, New York Branch, as the administrative and collateral agent. (34)

10.56

Credit Agreement, dated as of October 4, 2010, among the General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (36)

10.57

First Amendment to Credit Agreement, dated as of December 14, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch (“Nordea”), as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (37)

10.58

Second Amendment to Credit Agreement, dated as of December 22, 2010, among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, Nordea, as administrative agent and collateral agent and DnB, together with Nordea, as joint lead arrangers and joint book runners. (38)

10.59

Fourth Amendment to Credit Agreement, dated December 22, 2010, among General Maritime Subsidiary Corporation, as borrower, General Maritime Corporation, as parent, the lenders party from time to time thereto, Nordea, as administrative agent and collateral agent, and Nordea, HSH Nordbank AG, and DNB, as joint lead arrangers and joint book runners. (38)

10.60

Second Amendment to Credit Agreement, dated as of December 31, 2010, among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland plc, New York Branch, as the administrative agent and collateral agent and DnB Nor Bank ASA, New York Branch, together with Nordea, as joint lead arrangers and joint book runners. (39)

10.61	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Peter C. Georgiopoulos. (9)

10.62	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and John P. Tavlarios. (9)

10.63	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Jeffrey D. Pribor. (9)

10.64	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and John C. Georgiopoulos. (9)

10.65	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Peter S. Bell. (9)

10.66	Restricted Stock Grant Agreement dated as of December 31, 2010 between General Maritime Corporation and Milton H. Gonzales, Jr. (9)

10.67

Indicative Term Sheet for the Sale and Leaseback of Three Handymax Product Tankers “Genmar Concord,” “Genmar Contest,” and “Genmar Concept,” dated January 7, 2011, between Northern Fund Management America LLC, as agent for Northern Shipping Fund Management Bermuda, Ltd., and General Maritime Corporation. (40)

10.68	Memorandum of Agreement, dated January 18, 2011, between Concept Ltd. and MR Concept Shipping, L.L.C. (40)

10.69	Memorandum of Agreement, dated January 18, 2011, between Contest Ltd. and MR Contest Shipping, L.L.C. (40)

10.70	Memorandum of Agreement, dated January 18, 2011, between Concord Ltd. and MR Concord Shipping, L.L.C. (40)

10.71	Genmar Contest Bareboat Charter, dated January 18, 2011, between MR Contest Shipping LLC and GMR Contest LLC. (40)

10.72	Stena Concept Bareboat Charter, dated January 18, 2011, between MR Concept Shipping LLC and GMR Concept LLC. (40)

10.73	Genmar Concord Bareboat Charter, dated January 18, 2011, between MR Concord Shipping LLC and GMR Concord LLC. (40)

10.74	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concord Shipping L.L.C. (40)

10.75	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Contest Shipping L.L.C. (40)

10.76	Charter Guarantee, dated January 18, 2011, made by General Maritime Corporation in favor of MR Concept Shipping L.L.C. (40)

10.77	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated February 1, 2010, in Respect of M/T Genmar Concord, among GMR Concord LLC, Borgship Tankers Inc., and Concord Ltd. (40)

10.78	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Contest, among GMR Contest LLC, Stena Bulk A.B., and Contest Ltd. (40)

10.79	Novation Agreement, dated January 27, 2011, to the Time Charter Party, dated January 5, 2006, in Respect of M/T Stena Concept, among GMR Concept LLC, Stena Bulk A.B., and Concept Ltd. (40)

10.80	Assignment of Limited Partnership Interest, dated as of January 7, 2012, between PC Georgiopoulos Investment Group LLC and General Maritime Corporation.*

10.81

Amended and Restated Exempted Limited Partnership Agreement, dated January 7, 2012, between OCM Marine GP CTB, Ltd., OCM Asia Principal Opportunities Fund, L.P., Oaktree FF Investment Fund, L.P., Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P. and General Maritime Corporation.*

10.82

Waiver and Fifth Amendment to Credit Agreement; First Amendment to Pledge and Security Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary Corporation, as borrower, the lenders party to the Credit Agreement, Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent, the pledgors, and Nordea Bank Finland PLC, New York Branch, as Pledgee under the Pledge Agreement and Deposit Account Bank. (40)

10.83

Waiver and Third Amendment to Credit Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, General Maritime Subsidiary II Corporation, as borrower, the lenders party thereto, and Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (40)

10.84

Waiver and Fourth Amendment to Credit Agreement, dated as of January 31, 2011, by and among General Maritime Corporation, as parent, Arlington Tankers Ltd., as borrower, the lenders party thereto, Nordea Bank Finland PLC, New York Branch, as administrative agent and collateral agent. (40)

10.85

Credit Agreement, dated as of March 29, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as co-borrowers, General Maritime Corporation, as parent, OCM Marine Investments CTB, Ltd., as initial lender, and OCM Administrative Agent, LLC, as administrative agent and collateral agent. (9)

10.86	Investment Agreement, dated as of March 29, 2011, by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (9)

10.87	Amendment No. 1, dated as of May 6, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. And General Maritime Corporation. (40)

10.88

Registration Rights Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, Peter C. Georgiopoulos, PCG Boss Limited, OCM Marine Investments CTB, Ltd., and OCM Marine Holdings TP, L.P. (32)

10.89

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation, and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as initial lender and OCM Administrative Agent, LLC as Administrative Agent and Collateral Agent.(40)

10.90

Second Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (40)

10.91

Amended and Restated Credit Agreement, dated as of May 6, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (40)

10.92	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Jefferies & Company, Inc. (41)

10.93	Open Market Sales Agreement, dated June 9, 2011, between General Maritime Corporation and Dahlman Rose & Company, LLC. (41)

10.94

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (42)

10.95

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (42)

10.96

First Amendment to Amended and Restated Credit Agreement, dated as of July 13, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (42)

10.97	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Peter C. Georgiopoulos.*

10.98	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Rex W. Harrington.*

10.99	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and William J. Crabtree.*

10.100	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and E. Grant Gibbons.*
10.101	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and Peter S. Shaerf.*
10.102	Restricted Stock Grant Agreement dated as of August 9, 2011 between General Maritime Corporation and George J. Konomos.*

10.103

Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (43)

10.104

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent. (43)

10.105

Second Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent. (43)

10.106	Amendment No. 3, dated as of September 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation. (43)

10.107

Third Amendment to Amended and Restated Credit Agreement, dated as of November 10, 2011, by and among General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, each as Borrower, General Maritime Corporation and Arlington Tankers Ltd., as Guarantors, OCM Marine Investments CTB, Ltd., as lender, and OCM Administrative Agent, LLC, as Administrative Agent and Collateral Agent.*

10.108

Third Amendment to Amended and Restated Credit Agreement, dated as of November 10, 2011 by and among General Maritime Corporation, as Parent, General Maritime Subsidiary Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary II Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent.*

10.109

Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2011, by and among General Maritime Corporation, as Parent, General Maritime Subsidiary II Corporation and Arlington Tankers Ltd., as Guarantors, General Maritime Subsidiary Corporation, as Borrower, Various Lenders and Nordea Bank Finland PLC, New York Branch, as Administrative Agent and Collateral Agent.*

10.110

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011, among the Company and the other Debtors party thereto from time to time, as guarantors, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, various lenders and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. *

10.111	Equity Financing Commitment Letter, dated November 16, 2011, between General Maritime Corporation and OCM Marine Investments CTB, Ltd.*

10.112

Restructuring Support Agreement, dated as of November 16, 2011, by and among General Maritime Corporation and all of the Company’s subsidiaries, and the Supporting Creditors as party thereto (Portions of this exhibit have been omitted pursuant to a request for confidential  treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission) *

10.113	Equity Purchase Agreement, dated as of December 15, 2011, by and among General Maritime

Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (44)

10.114

Waiver and First Amendment to the Senior Secured Supermajority Debtor-in-Possession Credit Agreement, dated as of February 14, 2012, among the Company, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of the Company party thereto, the financial institutions party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. (46)

10.115	Amendment No. 2, dated as of August 30, 2011, to Investment Agreement dated as of March 29, 2011 by and between OCM Marine Investments CTB, Ltd. and General Maritime Corporation.*

10.116

Limited Waiver Agreement, dated as of February 27, 2012, among General Maritime Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (13).

14.1	General Maritime Corporation Code of Ethics. (45)

21.1	Subsidiaries of General Maritime Corporation. (*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)—14(a) and 15(d)—14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

99.1	Order Pursuant to Section 363 of the Bankruptcy Code Authorizing the Debtors to Enter into an Equity Commitment Agreement and to Pay Certain Fees in Connection Therewith, dated December 15, 2011. (44)

99.2	Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on January 31, 2012. (13)

99.3	Disclosure Statement, filed with the Bankruptcy Court on January 31, 2012. (13)

99.4	Amended Plan of Reorganization, filed with the Bankruptcy Court on March 1, 2012. (47)

99.5	Amended Disclosure Statement, filed with the Bankruptcy Court on March 1, 2012. (47)

101

The following materials from General Maritime Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009. (**)

(*)	Filed herewith.

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

(1)	Incorporated by reference to General Maritime Corporations’ Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

(2)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008.

(3)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.

(4)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011.

(5)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

(6)	Incorporated by reference to Amendment No. 4 to General Maritime Subsidiary Corporation’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2001.

(7)	Incorporated by reference to Exhibit B to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011

(8)	Incorporated by reference to Exhibit 4.1 to General Maritime Corporation’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on October 3, 2008.

(9)	Incorporated by reference to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

(10)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

(11)	Incorporated by reference to General Maritime Subsidiary Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005.

(12)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.
(13)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2012.
(14)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006.

(15)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(16)	Incorporated by reference to General Maritime Subsidiary Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

(17)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2009.

(18)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

(19)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

(20)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2008.

(21)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.

(22)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(23)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-K with the

Securities and Exchange Commission on December 16, 2008.

(24)	Incorporated by reference to General Maritime Subsidiary Corporation’s Report on Form 8-KA with the Securities and Exchange Commission on December 19, 2008.
(25)	Incorporated by reference to General Maritime Corporation’s Form S-8 filed with the Securities and Exchange Commission on December 22, 2008.
(26)

Incorporated by reference to Exhibit 4.1 form General Maritime Corporation’s Registration Statement on Form S-8 (Commission File No. 333-174133) filed with the Securities and Exchange Commission on May 11, 2011.

(27)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

(28)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2009.

(29)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009.

(30)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2009.

(31)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

(32)	Incorporated by reference to Exhibit C to Exhibit 10.109 to General Maritime Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

(33)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2010.

(34)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010.

(35)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2010.

(36)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(37)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2010.

(38)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010.

(39)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2011.

(40)	Incorporated by reference to General Maritime Corporation’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(41)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011.

(42)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011.

(43)	Incorporated by reference to General Maritime Corporation’s Report on Form 10-Q with the Securities and Exchange Commission on November 18, 2011.

(44)	Incorporated by reference to General Maritime Corporations’ Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2011.

(45)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.
(46)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2012.

(47)	Incorporated by reference to General Maritime Corporation’s Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2012.