Form 10-K/A
period 2011-12-31
General Maritime Corp / MI
filed 2012-04-27
CIK 1443799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Securities of the Registrant registered pursuant to Section 12(b) of the Act: None

Securities of the Registrant registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Note: The registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months. This Report is filed pursuant to the requirements of Section 15(d) of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2012 was 121,705,048 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011 (the “Form 10-K”). We are filing this Amendment  to provide the information required by Part III of our Form 10-K. Except as set forth in Part III, no other changes are made to the Form 10-K. The Form 10-K continues to speak as of the date of the Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K.

On November 17, 2011, we and substantially all of our direct and indirect subsidiaries (with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries) filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”)  in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re General Maritime Corporation, et al., Case No. 11-15285 (MG) (the “Chapter 11 Cases”). We are continuing to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. We do not intend to hold an annual meeting of shareholders during 2012. As of  the effective date of the plan of reorganization we filed with the Bankruptcy Court in connection with the Chapter 11 Cases, as amended (the “Plan”), we are expected to have a newly appointed five person board of directors pursuant to the Plan.

Under the Bankruptcy Code, we have the right to assume or reject executory contracts and unexpired leases, subject to approval of the Bankruptcy Court and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” an executory contract means that we will be relieved of our obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Among other things, the following executory contracts will be rejected pursuant to the Plan: the Change in Control Severance Program, the restricted stock grant agreements under the 2001 Stock Incentive Plan and the 2011 Stock Incentive Plan, the employment agreements entered into with Jeffrey D. Pribor, John G. Georgiopoulos and John P. Tavlarios, and the Letter Agreements entered into with Peter C. Georgiopoulos, dated October 24, 2008 and September 29, 2009. Unless otherwise indicated, any descriptions of executory contracts or unexpired leases in this Amendment do not give effect to the Chapter 11 Cases and must be read in conjunction with, and are qualified by, any applicable provisions under the Bankruptcy Code.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “General Maritime,” the “Company,” “we,” “us,” and “our” refer to General Maritime Corporation and its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors (the “Board”) currently consists of seven directors. Each of our directors was appointed to the Board effective December 16, 2008, following the Arlington Acquisition (as described in the Form 10-K) and in accordance with the terms of the agreement and plan of merger and amalgamation entered into in connection therewith. At the time of his appointment to the Board in connection with the Arlington Acquisition, each director, other than Dr. E. Grant Gibbons, served as a director of General Maritime Subsidiary Corporation (“General Maritime Subsidiary”). Dr. Gibbons served as a director of Arlington Tankers Ltd. at such time.

Under our amended and restated Articles of Incorporation, the Board is classified into three classes having staggered three-year terms, so that the term of one class expires at each annual meeting of shareholders. The classes are currently comprised as follows:

•	Class I directors. John P. Tavlarios and Peter S. Shaerf are class I directors whose terms expire at the third succeeding annual meeting of shareholders from the 2009 annual meeting of shareholders.

•
Class II directors.  Peter C. Georgiopoulos, William J. Crabtree, Dr. E. Grant Gibbons are class II directors whose terms expire at the third succeeding annual meeting of shareholders from the 2010 annual meeting of shareholders; and

•
Class III directors.  Rex Harrington and George J. Konomos are class III directors whose terms expire at the third succeeding annual meeting of shareholders from the 2011 annual meeting of shareholders.

        The following sets forth selected biographical information for our current directors as of the date of the Form 10-K:

Name	Age	Position
Peter C. Georgiopoulos	51	Chairman and Director
John P. Tavlarios	50	President, Chief Executive Officer, and Director
William J. Crabtree	68	Director
Dr. E. Grant Gibbons	59	Director
Rex W. Harrington	78	Director
George J. Konomos	72	Director
Peter S. Shaerf	57	Director

Peter C. Georgiopoulos – Peter C. Georgiopoulos is our founder and has served as Chairman and a director of the Company since December 2008. He previously served in those same positions for General Maritime Subsidiary or its predecessors from its inception in 1997 until December 2008. From 1997 to 2008, he served as CEO of General Maritime Subsidiary or its predecessors, and he served as its President from 2003, following its internal reorganization, until 2008, as well. From 1991 to 1997, Mr. Georgiopoulos was the principal of Maritime Equity Management, a ship-owning and investment company which he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Prior to entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for ship owners in New York and Piraeus, Greece.  Mr. Georgiopoulos is a member of the American Bureau of Shipping. Mr. Georgiopoulos is also Chairman and a director of Genco Shipping & Trading Limited, a company listed on the NYSE, Aegean Marine Petroleum Network, Inc., a company listed on the NYSE and Baltic Trading Limited, a company listed on the NYSE.  He also holds an MBA from Dartmouth College.  As a result of these and other professional experiences, Mr. Georgiopoulos possesses knowledge and experience regarding our history and operations and the shipping industry, finance and capital markets, that strengthen the Board’s collective qualifications, skills and experience.

John P. Tavlarios – John P. Tavlarios has served as a director of the Company and our President since December 2008.  On July 26, 2011, the Board also designated him as Chief Executive Officer. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008. He served as the President and Chief Operating Officer of General Maritime Subsidiary from May 2001 until December 31, 2002. Following our internal reorganization which took effect at the close of business on December 31, 2002 through December 2008, he served as the Chief Executive Officer of our tanker operating subsidiary, General Maritime Management LLC. From its inception in 1997 to January 2000, Mr. Tavlarios served as Executive Vice President of General Maritime Subsidiary or its predecessors. From 1995 to 1997, he was affiliated with Maritime Equity Management, a ship-owning and investment company, where he served as Director of Marine Operations. From 1992 to 1995, Mr. Tavlarios was President and founder of Halcyon Trading Company, a consulting firm specializing in international business development with a particular emphasis on the international oil industry. From 1984 to 1992, he was employed by Mobil Oil Corporation, spending most of his tenure in the Marine Operations and the Marketing and Refining divisions. Prior to 1984, Mr. Tavlarios was involved in his family’s shipping business, assisting in marine operations. Mr. Tavlarios is a member of the American Bureau of Shipping, the Det Norske Veritas North American Committee, the Skuld board of directors, the Directors Committee and the North American Panel of INTERTANKO, the organization of independent tanker owners and on the Board of Trustees of the Seaman’s Church Institute. Mr. Tavlarios is also a director of Aegean Marine Petroleum Network, Inc., a company listed on the New York Stock Exchange (the “NYSE”).  As a result of these and other professional experiences, Mr. Tavlarios possesses knowledge and experience regarding our history and operations, the shipping and international oil industry, that strengthen the Board’s collective qualifications, skills and experience.

William J. Crabtree – William J. Crabtree has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008.  From 1972 to 1996, Mr. Crabtree served in various capacities from Marine Counsel to Chairman of Universe Tankships (Delaware), Inc., a company owned by the D.K. Ludwig Organization, which was predecessor to Universe Tankships (Delaware) LLC, where he gained extensive executive and management experience. Mr. Crabtree served as counsel for the Commonwealth Oil Refining Company from 1971 to 1972. From 1968 to 1970, Mr. Crabtree was an associate at the law firm of Kirlin, Campbell and Keating. Mr. Crabtree is a member of the American Bureau of Shipping.  As a result of these and other professional experiences, Mr. Crabtree possesses knowledge and experience regarding the shipping industry and matters of maritime law that strengthen the Board’s collective qualifications, skills and experience.

Dr. E. Grant Gibbons – Dr. E. Grant Gibbons  has served as a director of the Company since December 2008. Dr. Gibbons has been a member of the Bermuda Parliament since 1994. From 1995 to 1998, Dr. Gibbons served as the Bermuda Minister of Finance and served as the opposition Shadow Minister of Finance from 2001 to 2006. Dr. Gibbons was the Parliamentary Leader of the opposition United Bermuda Party from 2001 to 2006. Dr. Gibbons currently serves as a director of Edmund Gibbons Limited, a Bermuda-domiciled, diversified, privately-held business, as Chairman of Colonial Group International, Ltd., a privately-held insurance holding company operating in Bermuda and throughout the Caribbean, as a director of Harbour Fiduciary Services Limited, a Bermuda-domiciled, privately-held business, as a director of Rathgar Capital Corporation, a Grand Caymans-domiciled, privately-held business, as a director of Colonial Pension Services (Bahamas) Limited, a Bahamas-domiciled, privately-held business, as a Director of Security & General Limited, a Bahamas-domiciled, privately-held business, as a director of Atlantic Medical Limited, a Bahamas-domiciled, privately-held business, as a director of Nassau Insurance Brokers and Agents Limited, a Bahamas-domiciled, privately-held business and as a director of British Caymanian Insurance, a Grand Caymans-domiciled, privately-held business. Dr. Gibbons also currently serves as a director of Syncora Holdings Limited, a publicly-listed holding company, whose operating subsidiaries provide financial guaranty insurance, reinsurance and other credit enhancement products internationally.  From 2004 through 2008, Dr. Gibbons served as a director of Arlington Tankers Ltd., a publicly-listed shipping company. From 1999-2009, Dr. Gibbons served as a director of Wired Atlantic Limited, a Bermuda-domiciled, privately-held business. From 1991-2010, Dr. Gibbons served as a director of The Princeton Fund, a Bermuda-domiciled, privately-held business. Dr. Gibbons is a resident of Bermuda and a citizen of Bermuda (British Overseas Territory).  The Board and Nominating and Corporate Governance Committee considered Dr. Gibbons as a director nominee in 2008.  As a result of these and other professional experiences, Dr. Gibbons possesses knowledge and experience regarding our acquired Arlington subsidiary, the shipping industry, and general business and finance, that strengthen the Board’s collective qualifications, skills and experience.

Rex W. Harrington – Rex Harrington has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008.  Mr. Harrington served as shipping advisor to the Royal Bank of Scotland plc from his retirement in 1998 until 2001. Mr. Harrington served as Director of Shipping of the Royal Bank of Scotland plc from 1990 to 1998, Assistant General Manager, Shipping from 1980 to 1990 and Senior Manager, Shipping from 1973 to 1980. From 1969 to 1973 Mr. Harrington served as an executive of Baring Brothers & Co., Ltd., an international merchant banking firm, and from 1957 to 1969 served in various capacities in the Bank of England. Mr. Harrington served as a director of Navios Maritime Holdings Inc., a company listed on the NYSE from 2005 to 2010, and was a senior consultant to the Bank of America on shipping from 2007 to 2010. He is a member of the General Committee of Lloyd’s Register, the Steering Committee of the London Shipping Law Centre, the London Advisory Panel of InterCargo and the Baltic Exchange. Mr. Harrington is a deputy chairman of the International Maritime Industries Forum. He was a director of Dampskibsselspaket TORM, a company listed on the NASDAQ National Market and the Copenhagen Stock Exchange from 2003 to 2006, a director of Clarksons (International Shipbrokers) from 1995 to 1998, and a director of Lloyd’s Register from 1994 to 1999. Mr. Harrington has a Masters degree from the University of Oxford and he is a British citizen resident in the United Kingdom.  As a result of these and other professional experiences, Mr. Harrington possesses knowledge and experience regarding finance and the shipping industry, that strengthen the Board’s collective qualifications, skills and experience.

George J. Konomos – George J. Konomos has served as director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from July 2008 until December 2008.  Mr. Konomos is a Senior Advisor with Latigo Partners L.P., an alternative asset manager, which he joined in October 2005. Mr. Konomos was previously the Co-Portfolio Manager at Mellon-HBV Rediscovered Opportunities Fund from 2000 to 2005. Mr. Konomos’ experience prior to joining Mellon-HBV includes eleven years as an Investment Manager at Baker Nye Investments, service as a senior advisor to the World Bank on privatizations and financial restructurings of state-owned companies and a 14-year career in investment banking at Lehman Brothers and Samuel Montague & Co.  He has a B.S. in economics from the University of Arizona, an M.A. in economics from American University, and a J.D. from George Washington University Law School. Mr. Konomos is also a director of Aegean Marine Petroleum Network, Inc., a company listed on  the NYSE.  As a result of these and other professional experiences, Mr. Konomos possesses knowledge and experience regarding banking, finance and the capital markets, that strengthen the Board’s collective qualifications, skills and experience.

Peter S. Shaerf – Peter S. Shaerf has served as a director of the Company since December 2008. He previously served as a director of General Maritime Subsidiary from May 2001 until December 2008. Since 2002, Mr. Shaerf has been a Managing Director of AMA Capital Partners, an investment bank and private equity firm specializing in the maritime industry. From 1998 until April 2002, Mr. Shaerf was a Managing Director of Poseidon Capital Corp., an independent maritime consulting and investment company that works extensively in the investment community. From 1980 to 2002, he was a partner of The Commonwealth Group, a brokerage and consulting company that specializes in the dry cargo and liner shipping industry. From 1977 to 1980, he was a director of Common Brothers U.S.A. Ltd., a shipbroking subsidiary of a British ship owner of dry cargo and tanker tonnage.  He is a director of TBS International Ltd., a company listed on the NASDAQ National Market and a director of Seaspan Corporation, a company listed on the NYSE. Mr. Shaerf is Chairman of New York Maritime Inc. (NYMAR), a leading global trade association that promotes New York as a maritime center. Mr. Shaerf is a member of the American Bureau of Shipping.  Mr. Shaerf holds a B.A. degree in international business law from the London Metropolitan University.  As a result of these and other professional experiences, Mr. Shaerf possesses knowledge and experience regarding the shipping industry and ship finance, that strengthen the Board’s collective qualifications, skills and experience.

Corporate Governance

Director Independence. A majority of the Board consists of independent directors. For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board follows the criteria set forth in Section 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual to determine director independence. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

Our independent directors are William J. Crabtree, Dr. E. Grant Gibbons, Rex W. Harrington, George J. Konomos and Peter S. Shaerf. In determining that Mr. Konomos is independent, the Board considered that Mr. Konomos is a director of Aegean Marine Petroleum Network, Inc. (“Aegean”), which supplied bunkers and lubricating oils to our vessels aggregating approximately $38.7 million to the Company during the year ended December 31, 2011. The Board did not believe that these transactions would impair Mr. Konomos’ ability to act independently of management. See “Certain Relationships and Related Transactions, and Director Independence.” The Board also considered that Mr. Shaerf is a Managing Director of AMA Capital Partners, an investment bank and private equity  firm, which has from time to time discussed potential participation in financing transactions with the Company. The Board did not believe that these matters would impair Mr. Shaerf’s ability to act independently of management.

Code of Ethics.  All of our directors, officers, employees and agents must act ethically at all times and in accordance with the policies set forth in our Code of Ethics.  Under our Code of Ethics, the Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver.  Such waivers may only be made by the Audit Committee. Our Code of Ethics is available on our website at www.generalmaritimecorp.com and is available in print to any shareholder upon request.  We intend to provide any disclosures regarding the amendment or waiver of our Code of Ethics on our website.

Audit Committee

Since its formation on December 16, 2008 in connection with the Arlington Acquisition, our Audit Committee has been comprised of William J. Crabtree, Rex W. Harrington and George J. Konomos. Dr. E. Grant Gibbons became a member of the Audit Committee on May 12, 2011. George J. Konomos is a financial expert as defined under Item 407(d)(5)(ii) of Regulation S-K.  Please refer to Mr. Konomos’ biographical information on page 4 for his relevant experience.

Risk Oversight

The Compensation Committee is primarily responsible for overseeing the review and assessment of risks arising from the Company’s compensation policies and practices. The Company uses a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics. The Compensation Committee believes discretionary pay and restricted stock grants mitigate risk-taking. Based on its review of the Company’s compensation policies and practices, the Compensation Committee determined that the risks arising from the Company’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Executive Officers and Other Key Personnel

The following table sets forth certain information with respect to our executive officers (other than Peter C. Georgiopoulos and John P. Tavlarios, for whom information is set forth above under the heading “Board of Directors.”)

Executive Officers

Name	Age	Position
Jeffrey D. Pribor	54	Executive Vice President and Chief Financial Officer
John C. Georgiopoulos	48	Executive Vice President, Treasurer and Secretary
Peter S. Bell	53	Manager and Commercial Director of General Maritime Management LLC
Milton H. Gonzales, Jr.	57	Manager, Technical Director and Maritime Compliance Officer of General Maritime Management LLC

Jeffrey D. Pribor has served as our Executive Vice President and Chief Financial Officer since December 2008. Prior to that, he served as Chief Financial Officer of General Maritime Subsidiary from September 2004 until December 2008. He also served as an Executive Vice President of General Maritime Subsidiary from 2005 until December 2008 and as a Vice President from 2004 to 2005. Mr. Pribor has over 20 years of banking, capital markets, shipping and legal experience. From 2002 to 2004, Mr. Pribor served as Managing Director and President of DnB NOR Markets Inc., the US investment banking division of DnB NOR ASA, where he was responsible for mergers and acquisitions, strategic advisory services and US capital market activities for the bank’s shipping, offshore, logistics and energy clients. From 2000 to 2002, Mr. Pribor was Managing Director, Investment Banking at ABN AMRO Inc., where he was responsible for all commercial and investment banking activities for shipping and other transportation companies in North America. Prior to that, Mr. Pribor was Managing Director and Sector Head of Transportation and Logistics Investment Banking for ING Barings. He also worked for over 10 years in the Mergers and Acquisitions group at Merrill Lynch and as an associate attorney in the corporate and banking law practice of Milbank, Tweed, Hadley and McCloy.  Mr. Pribor earned his B.A. in Economics and Political Science from Yale University. He also earned his JD and MBA from Columbia University. Mr. Pribor is currently a director of Global Ship Lease, Inc.

John C. Georgiopoulos has served as an Executive Vice President, Treasurer and Secretary of the Company since December 2008. From its inception in 1997 to 2000 and from 2003 to 2004, Mr. Georgiopoulos served as Chief Financial Officer of General Maritime Subsidiary or its predecessors. Mr. Georgiopoulos served as Chief Administrative Officer and Treasurer of General Maritime Subsidiary or its predecessors from July 2000 until December 2008. He also served as an Executive Vice President of General Maritime Subsidiary from 2005 until December 2008 and as a Vice President from 2000 to 2005. From 1994 to 1997, he was involved in his family’s private real estate and investment management business. From 1991 to 1994, Mr. Georgiopoulos was an officer of Atlantic Bank of New York. From 1987 to 1991, he was a Vice President of Atlas Management, a shipping and real estate company in New York.

Peter S. Bell has served as Manager and Commercial Director of General Maritime Management LLC since February 2009. Prior to that, he served as Senior Vice President–Head of Commercial at General Maritime Management LLC from August 2005 through February 2009. From April 2002 to May 2005, Mr. Bell served as Managing Director at Teekay Shipping (Singapore) Pte. Ltd. where he was responsible for commercial activities including the chartering of crude and products tankers in the Singapore region. In this role, Mr. Bell also had overall responsibility for Business Development, Marine Operations and Agency, and Technical Support in the Singapore region. Prior to this, Mr. Bell was the Director of Business Development at Teekay Shipping Canada Limited from March 1998 to April 2002. In this role, Mr. Bell was responsible for identifying, investigating and developing strategies for entry into new business areas. Prior to that, Mr. Bell was a Project Broker with MJLF & Associates from September 1996 to March 1998. He also served as Vice President of Chartering at Maritime Overseas Corporation (Overseas Shipholding Group) for over seventeen years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act and the rules thereunder, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are required  to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock. Based solely on a review of copies of such reports furnished to the us, and written representations that no reports were required, we believe that during the fiscal year ended December 31, 2011 our executive officers and directors complied with the Section 16(a) requirement.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes our compensation program as it relates to our Chief Executive Officer and our Chief Financial Officer, as well as each of our three most highly compensated executive officers as of December 31, 2011, all of who we refer to together as our “named executives.”  We treat Peter C. Georgiopoulos as an executive officer of the Company for securities law purposes, although he is not an employee or a corporate officer and is not paid a salary.

Our named executives for fiscal year 2011 were as follows:

Peter C. Georgiopoulos	Chairman and Director
John P. Tavlarios	President, Chief Executive Officer and Director
Jeffrey D. Pribor	Executive Vice President and Chief Financial Officer
John C. Georgiopoulos	Executive Vice President, Treasurer and Secretary
Peter S. Bell	Manager and Head of Commercial Department of General Maritime Management LLC

Detailed compensation information for each of the named executives is presented in the tables following this discussion in accordance with SEC rules.

Compensation for Our Named Executives in 2011

Due to the Chapter 11 Cases, we did not pay any cash bonuses or make any restricted stock grants to our named executives for fiscal year 2011 except as described in the last sentence of this paragraph.  As a result, the aggregate value of salaries, bonuses and the value of restricted stock grants for each of the named executives for 2011 were 47-67% lower than the prior fiscal year, as discussed further in this section.  Peter C. Georgiopoulos receives no salary or bonus from us.  For fiscal year 2011, he received customary director’s fees and non-employee director restricted stock grants as well as a Chairman’s fee, as discussed below.

Compensation Objectives

The goal for our executive compensation program is to attract, motivate and retain a talented team of executives who will provide leadership for our success and enable us to compete effectively.  In light of the cyclical nature of the shipping industry and the volatile and unpredictable markets in which we operate, we do not establish targets for executive pay, and compensation levels generally are not determined through a benchmarking process. Instead, the compensation of our senior executives is determined or recommended by the Compensation Committee in its discretion based upon a holistic assessment of our performance. This approach allows flexibility in awards based on the Compensation Committee’s assessment of each executive’s performance.

How Compensation Decisions are Made

Role of Compensation Committee.  Our executive compensation program is overseen by the Compensation Committee, which is composed of three non-employee directors:  William J. Crabtree, George J. Konomos and Peter S. Shaerf.  The Compensation Committee establishes and administers our compensation policies, determines or recommends cash compensation of our senior management and determines or recommends equity grants to senior management and other key employees under our 2001 and 2011 Stock Incentive Plans.

As a result of the Chapter 11 Cases, the Compensation Committee did not authorize any cash bonuses or restricted stock grants to our named executives (excluding Peter C. Georgiopoulos, who received a customary non-employee director restricted stock grant) for fiscal year 2011.

Role of Compensation Consultant.  The Compensation Committee has selected and directly retained Steven Hall & Partners, an independent compensation consultant for assistance in its consideration of methods of compensating senior personnel during the Chapter 11 Cases and other issues raised by the Compensation Committee.  The Compensation Committee did not solicit recommendations from this or any other consultant as to the form or amounts of compensation to be awarded to our named executives.

Role of Shareholder Say-on-Pay Votes. We provided our shareholders with the opportunity to cast an advisory vote on executive compensation (the “Say on Pay Proposal”) at our last annual meeting of shareholders held in May 2011. Seventy percent of the votes cast on the Say on Pay Proposal at that meeting were in favor of the proposal. The Compensation Committee believes this affirms shareholders’ support of our approach to executive compensation. However, as a result of the Chapter 11 Cases, the Compensation Committee did not authorize any cash bonuses or restricted stock grants to our named executives (excluding Peter C. Georgiopoulos, who received a customary non-employee director restricted stock grant) for fiscal year 2011.

Elements of the Compensation Program

The compensation program for the named executives (excluding Peter C. Georgiopoulos) consists of two main components:

•	Fixed compensation comprised of base salaries; and
•	Variable incentive compensation comprised of cash incentive bonuses and equity awards.

The named executives are also eligible to participate in our health and other broad-based programs on the same basis as other U.S. employees and are eligible for paid time off and paid holidays.

Fixed Compensation

Base salaries for the named executives depend on each named executive’s:

•	performance;
•	the scope and importance of the functions performed by each named executive; and
•	internal equity considerations.

Base salaries for the named executives were unchanged in 2011 from the prior fiscal year.  The salaries paid to the named executives in 2011 are shown in the Summary Compensation Table on page 10.

Variable Incentive Compensation

Due to the Chapter 11 Cases, we did not pay any cash bonuses or grant any equity awards to our named executives (excluding Peter C. Georgiopoulos) for fiscal year 2011.

Other Elements

Benefits.  We provide our named executives with minimal other benefits, reflected in the All Other Compensation column in the Summary Compensation Table on page 10, that we believe are reasonable, competitive and consistent with our overall executive compensation program.  Our named executives (excluding Peter C. Georgiopoulos) are also eligible under the same plans as all other U.S. employees for medical, dental, vision, and disability insurance and are eligible for paid time off and paid holidays.  We pay the health insurance premiums of each of our named executives.  We match the 401(k) contributions for each of our named executives other than Peter C. Georgiopoulos.

In addition, we purchase club memberships for Messrs. Tavlarios and Pribor to assist them in performing valuable client development activities for us.  In 2011, we paid annual club membership fees of $12,585 and $3,283 for Messrs. Tavlarios and Pribor, respectively.  We also pay premiums on life insurance and long-term disability insurance for Messrs. Tavlarios and Pribor. These benefits are intended to be competitive with benefits offered in our industry.  The costs of these benefits constitute only a small percentage of each named executive’s total compensation.

Severance Benefits

Employment Agreements.  We have entered into employment agreements with all of our named executives other than Peter C. Georgiopoulos and Peter S. Bell.  The terms in each employment agreement that relate to potential payments upon the termination of the employment of such named executives are described under the heading “Potential Payments upon Termination or Change-in-Control” on page 14. Such provisions were included in the employment agreements as a way to encourage retention of such executives in the event of an actual or rumored change in control.  In addition, such provisions are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of shareholders and our other constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.

Change of Control Severance Program.  On December 16, 2008, the Board adopted the General Maritime Corporation Change of Control Severance Program for U.S. Employees (the “Severance Program”).  The terms of the Severance Program are substantially identical to the program in effect at General Maritime Subsidiary prior to the consummation of the Arlington Acquisition.  The Board adopted the Severance Program to avoid the possibility that we will be unable to recruit qualified employees or will experience a loss or distraction of qualified employees to our detriment and our shareholders as a result of a change of control of the Company.  In addition, the Board also believed that it would be in our best interests and our shareholders to fairly treat our employees whose employment terminates in connection with or following a change of control.  Regular, full-time shore-based employees based in an office in the United States are eligible to participate in the Severance Program.  As we have not entered into an employment agreement with Peter S. Bell, the terms of the Severance Program would apply to any severance payable to Mr. Bell following a change of control of the Company. The terms of the Severance Program are described further under the heading “Potential Payments upon Termination or Change-in-Control” on page 14.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation to certain employees in excess of $1 million.  Because we believe that we qualified for the exemption pursuant to Section 883 of the Internal Revenue Code of 1986, as amended, for 2011 pursuant to which we are not subject to U.S. federal income tax on our shipping income (which comprised substantially all of our gross revenue in 2011), we have not sought to structure our compensation arrangements to qualify for exemption under Section 162(m) notwithstanding potential limitations on the deductibility of such payments for U.S income tax purposes. We remain aware of Section 162(m) limitations and available exemptions and special rules, and intend to address the issue of Section 162(m) deductibility if and when circumstances warrant such consideration. In the event that we do not continue to qualify for the Section 883 exemption, the effect of Section 162(m) may be limited to the extent that our shipping income would be subject to a gross income tax without allowance for deductions (including compensation), which we believe would likely be the case.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any of our executive officers or members of our Board or Compensation Committee and any other company’s executive officers, board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the Compensation Committee Report by reference therein.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the Compensation Discussion and Analysis with management.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE:

William J. Crabtree (Chair)
George J. Konomos
Peter S. Shaerf

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	All Other Compensation ($) (i)	Total ($) (j)
John P. Tavlarios President, Chief and	2011	$650,000	$0	$0	$66,829	$716,829
Executive Officer	2010	$650,000	$950,000	$346,190	$61,931	$2,008,121
Director	2009	$650,000	$1,200,000	$647,264	$57,353	$2,554,617
Jeffrey D. Pribor Executive Vice	2011	$450,000	$0	$0	$60,579	$510,579
President and	2010	$450,000	$500,000	$226,460	$59,498	$1,235,958
Chief Financial Office	2009	$450,000	$765,000	$383,776	$45,527	$1,644,303
John C. Georgiopoulos	2011	$350,000	$0	$0	$56,347	$406,347
Executive Vice President,	2010	$350,000	$200,000	$113,230	$47,996	$711,266
Treasurer and Secretary	2009	$350,000	$510,000	$191,888	$46,388	$1,098,276
Peter S. Bell Department of	2011	$350,000	$0	$0	$18,599	$368,599
Manager and Head of Commercial	2010	$350,000	$315,000	$113,230	$46,281	$824,511
General Maritime Management LLC	2009	$350,000	$450,000	$191,888	$44,231	$1,036,119
Peter C. Georgiopoulos (1)	2011	-	-	$18,000	$318,016	$336,016
Chairman and	2010	-	-	$886,247	$96,581	$982,828
Director	2009	-	-	$67,533	$94,531	$162,064

(1)	We treat Peter C. Georgiopoulos as an executive officer of the Company for securities law purposes, although he is not an employee or a corporate officer and is not paid a salary.

Column (e):  Stock Awards

The amounts in this column reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718. The actual amount realized by the named executive will likely vary based on a number of factors, including our performance, stock price fluctuations and applicable vesting.  Additional information regarding stock awards is provided in the Grants of Plan-Based Awards table below.

Column (i):  All Other Compensation

The amounts shown in this column also reflect the aggregate incremental cost of providing personal benefits to the named executives.  Personal benefits include insurance premiums, annual club membership fees and parking fees.

Messrs. Tavlarios and Pribor each have an employment agreement with us, under which we have agreed to obtain Company-paid life insurance and long-term disability insurance for these executives which we reasonably determine is appropriate at a cost per executive of no more than $10,000 per annum.  In 2011, 2010 and 2009, we paid $6,768 for disability insurance for Mr. Tavlarios and $10,000 for life and disability insurance for Mr. Pribor, respectively.

In 2011, we paid annual health insurance premiums of $32,101 for each of Messrs. Tavlarios, Pribor, John Georgiopoulos and Peter Georgiopoulos, and $18,599 for Mr. Bell. We paid annual health insurance premiums of $31,581 and $29,531 for each named executive in 2010 and 2009, respectively.  In 2011, we matched the 401(k) contributions of each of Messrs. Tavlarios, Pribor and John Georgiopoulos in the amount of $14,700. We matched the 401(k) contributions of each of our named executives except Mr. Peter Georgiopoulos in the amount of $14,700 in 2010.  In 2009, we matched the 401(k) contributions of each of Messrs. Tavlarios, John Georgiopoulos and Bell in the amount of $14,700 and Mr. Pribor in the amount of $2,589.

In 2011, we paid annual club membership fees of $12,585 and $3,283 for Messrs. Tavlarios and Pribor, respectively and parking fees of $675 and $9,546 for Messrs. Tavlarios and John Georgiopoulos, respectively. In 2011, we paid professional organization fees of $495 for Mr. Pribor. In 2010, we paid annual club membership fees of $8,210 and $3,217 for Messrs. Tavlarios and Pribor, respectively, and parking fees of $673 and $1,715 for Messrs. Tavlarios and John Georgiopoulos, respectively.  In 2009, we paid annual club membership fees of $6,354 and $3,094 for Messrs. Tavlarios and Pribor, respectively, and professional organization fees of $495 and parking fees of $313 for Mr. Pribor.

In 2011, we made a $285,915 payment to Peter C. Georgiopoulos resulting from a Company error in tax reporting. Mr. Georgiopoulos also received a $65,000 director’s fee (which includes a $30,000 Chairman’s fee).

Grants of Plan-Based Awards in 2011

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	Aggregate Grant Date Fair Value
Peter C. Georgiopoulos	8/9/11	30,000	$18,000

Column (i):  All Other Stock Awards: Number of Shares of Stock or Units

On August 9, 2011, in connection with his service as a Director, we granted 30,000 shares of restricted common stock to Peter C. Georgiopoulos, which will vest as of August 9, 2012 or the date of the Company’s 2012 Annual Meeting of Shareholders, whichever occurs first.

Executive Employment Agreements

We have employment agreements with our executive officers which are described below.

Our agreements with Messrs. Tavlarios, Pribor and John Georgiopoulos were each for an initial term from December 16, 2008 (the effective date of the Arlington Acquisition) through December 31, 2009 and provide for automatic renewal for additional one year terms, unless the executive or we terminate the agreement on 120 days’ notice.  Pursuant to the terms of their agreements, the Board determined their base salaries for 2011 to be $650,000 per annum for Mr. Tavlarios, $450,000 per annum for Mr. Pribor and $350,000 per annum for Mr. John Georgiopoulos.  Their agreements also provide for discretionary bonuses, as determined by the Board or an appropriate committee based upon actual performance as measured by the Board or committee.  Under these agreements, we expect to obtain Company-paid life insurance and long-term disability insurance for those executives which we reasonably determine are appropriate at a cost per executive of no more than $10,000 per annum, or, to the extent we do not obtain such coverage, to reimburse him for the cost of obtaining such coverage, up to $10,000 per annum.

Each of the executive officer employment agreements provide for certain payments and benefits upon termination of employment.  For details, please see “Potential Payments upon Termination or Change-in-Control – Executive Employment Agreements” below.

Under these agreements, each executive has agreed to protect our confidential information during the term of his employment and for three years thereafter and not to solicit our employees for other employment during the term of his employment and for two years after termination.  Each executive has also agreed not to engage in certain defined competitive activities described in his agreements during the term of his employment and for two years after the termination of his employment with us.  The provisions regarding competitive activities will not apply following a change of control or in the event of termination of the executive by us without cause or by the executive with good reason.  For purposes of these agreements, change of control is defined generally as the acquisition of more than 50% of the voting power of the Company (or of more than 30% of the voting power of the Company within a twelve month period) by any person or group other than Peter C. Georgiopoulos and his affiliates; the sale of all or substantially all of our assets in one or more related transactions within a 12-month period; any merger or similar transaction in which holders of our voting stock do not hold at least 50% of the voting stock of the surviving entity, or a majority of the members of our Board becoming comprised during a 12-month period of individuals who are not incumbent directors, as defined in the relevant agreements.

We do not have an employment agreement with Peter C. Georgiopoulos.  However, on October 24, 2008, we and General Maritime Subsidiary entered into a letter agreement with Mr. Georgiopoulos which provides that he will serve as Chairman for three years, if elected.  As Chairman, Mr. Georgiopoulos will receive our standard director retainer payment and an additional $30,000 per year as a Chairman’s fee.  He will be eligible for additional payments (whether cash, stock awards, option grants, or otherwise) at the discretion of the Committee and our Board and he will receive healthcare coverage from us. The term of the letter agreement expired on December 16, 2011. Mr. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington Acquisition. At the closing of the transactions contemplated by the credit agreement we entered into with affiliates of Oaktree Capital Management, L.P. (“Oaktree”), which was amended and restated on May 6, 2011 (the “Oaktree Credit Facility”), we entered into a new registration rights agreement with Mr. Georgiopoulos and an entity controlled by him, as well as Oaktree. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement granted him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement provides for customary demand and piggy-back registration rights.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Peter C. Georgiopoulos	1,849,497	$18,495
John P. Tavlarios	170,114	$1,701
Jeffrey D. Pribor	108,540	$1,085
John C. Georgiopoulos	54,270	$543
Peter S. Bell	54,270	$543

Column (g): Number of Shares or Units of Stock That Have Not Vested

Peter C. Georgiopoulos:  Includes the unvested portions of:  201,000 restricted shares of our common stock granted on February 9, 2005, which will vest on November 16, 2014; 469,000 restricted shares of our common stock granted on April 6, 2005, which will vest on December 31, 2014; 335,000 restricted shares of common stock granted on December 21, 2005, which will vest on November 15, 2015; 201,000 restricted shares of our common stock granted on December 18, 2006, which will vest on November 15, 2016; 104,396 restricted shares of our common stock granted on April 2, 2007, which will vest on November 15, 2016; 321,600 restricted shares of our common stock granted on December 21, 2007, which will vest on November 15, 2017; 250,000 restricted shares of our common stock granted on December 31, 2010, which will vest in four equal installments commencing on November 15, 2011 and on each of the three anniversaries thereafter; and 30,000 restricted shares of our common stock granted on August 9, 2011, which will vest on August 9, 2012, or the date of our 2012 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

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

Column (h): Market Value of Shares or Units of Stock That Have Not Vested

The amounts shown in column (h) reflect the market value of unvested stock awards based on the closing price of the Company’s common stock on December 30, 2011, which was $0.01.

Option Exercises and Stock Vested in 2011

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Peter C. Georgiopoulos	-	-	72,028	$30,973
John P. Tavlarios	-	-	90,390	$16,270
Jeffrey D. Pribor	-	-	57,724	$10,390
John C. Georgiopoulos	-	-	28,862	$5,195
Peter S. Bell	-	-	28,862	$5,195

Column (e): Value Realized on Vesting

For Peter C. Georgiopoulos, 9,528 shares vested on May 13, 2011, with a market price of $2.07 on May 13, 2011, and 62,500 shares vested on November 15, 2011, with a market price of $0.18 on November 15, 2011, both upon a lapse of restriction on the restricted stock.  For John P. Tavlarios, 90,390 shares vested on November 15, 2011, with a market price of $0.18 on November 15, 2011, upon a lapse of restriction on the restricted stock.  For Jeffrey D. Pribor, 57,724 shares vested on November 15, 2011, with a market price of $0.18 on November 15, 2011, upon a lapse of restriction on the restricted stock.  For John C. Georgiopoulos, 28,862 shares vested on November 15, 2011, with a market price of $0.18 on November 15, 2011.  For Peter S. Bell, 28,862 shares vested on November 15, 2011, with a market price of $0.18 on November 15, 2011, upon a lapse of restriction on the restricted stock.

Potential Payments upon Termination or Change-in-Control

Executive Employment Agreements

Each of the executive officer employment agreements with Messrs. Tavlarios, Pribor and John Georgiopoulos provide that upon termination (including termination by reason of non-renewal) by us without cause or by the executive for good reason, in each case as defined in the relevant agreement, the executive will be entitled to salary and a pro rata bonus through the date of termination plus a lump sum payment equal to base salary at the date of termination and average annual incentive award over the preceding three years or any shorter period that the executive was employed by us times a payment factor of two.  In these circumstances, the executives are also entitled to medical, dental and certain other insurance coverage substantially identical to those in place prior to termination for a benefit period of two years.  For these executives, we have defined annual incentive award as the value of cash bonus (including any amounts deferred) and, in the event of a termination by the executive for good reason or by us without cause within two years after a change of control, the value on the date of grant of any restricted shares or options granted.  For purposes of these agreements, change of control is defined generally as the acquisition of more than 50% of the voting power of the Company (or of more than 30% of the voting power of the Company within a twelve-month period) by any person or group other than Peter C. Georgiopoulos and his affiliates; the sale of all or substantially all of our assets in one or more related transactions within a 12-month period; any merger or similar transaction in which holders of our voting stock do not hold at least 50% of the voting stock of the surviving entity, or a majority of the members of our Board becoming comprised during a 12-month period of individuals who are not incumbent directors, as defined in the relevant agreements.

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

The tables below set forth the payments and other benefits that would be provided to each of the five named executives upon termination of their employment by us without cause or by the executive for good reason under the following sets of circumstances as described more fully above:  change of control, no change of control, and death or disability.  In each set of circumstances, we have assumed a termination as of the end of the day on December 31, 2011 and used the closing price of our common stock on that date of $0.01 per share for purposes of the calculations for the tables below:

Executive Severance Payments

Name	Cash Severance Payments Upon Termination by Executive for Good Reason or by Company Without Cause (No Change of Control)	Cash Severance Payments Upon Termination by Executive for Good Reason or by Company Without Cause Following Change of Control (1)	Estimated Present Value of Continued Benefits Following Termination by Executive for Good Reason or by Company Without Cause (No Change of Control) (2)		Cash Severance Payments upon Death or Disability	Estimated Present Value of Continued Benefits Following Death or Disability
Peter C. Georgiopoulos	-	-			-
John P. Tavlarios	$4,850,000	$9,605,872	$73,319	(3)	$650,000	$34,620	(4)
Jeffrey D. Pribor	$3,065,000	$8,714,409	$73,319	(3)	$450,000	$34,620	(4)
John C. Georgiopoulos	$2,010,000	$5,219,948	$73,319	(3)	$350,000	$34,620	(4)
Peter S. Bell	-	$700,000	-		-	-

(1) Includes funding of excise tax under Section 280G of the Internal Revenue Code on a fully “grossed-up” basis on severance payments made and on the value of restricted stock subject to accelerated vesting.  See “Potential Payments upon Termination or Change-in-Control – Executive Employment Agreements” above and “Accelerated Vesting of Restricted Stock upon Change of Control or Termination” below.

(2) Assumes a discount rate of 6% per annum and annual cost increases of 10% for health insurance, 4% for dental insurance, and no increase for vision care, short-term disability, and long-term disability benefits.

(3) The named executives and their dependents are entitled to medical, dental and certain other insurance coverage substantially identical to the coverage in place prior to termination for a benefit period of two years.  If, within two years following a change of control (as defined in the relevant agreement), we terminate the named executive’s employment without cause or the named executive terminates his employment with good reason, the benefit period is extended to three years, and the estimated net present value of continued benefits would be $111,544 for each such named executive.

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

Change of Control Severance Program

On December 16, 2008, the Board adopted the Severance Program (as described under “ – Severance Benefits”).  Regular, full-time shore-based employees based in an office in the United States are eligible to participate in the Severance Program.  It generally provides that if a participant’s employment with us is terminated other than for cause, death or disability or if the participant resigns for “good reason” during a one-or two-year period (depending on the level of participation of the employee) following a change of control, the participant will be entitled to receive, subject to the participant’s execution and non-revocation of a release, a lump sum separation benefit equal to one or two times (depending on the level of participation of the employee) the participant’s then current base salary and annual bonus.

Under the Severance Program, Peter S. Bell will generally be entitled to receive two times his base salary and annual bonus upon the occurrence of a qualifying termination within a two-year period following a change of control.  The price of our common stock does not affect the amount of the separation benefit payable to Mr. Bell.  Assuming a qualifying termination of Mr. Bell’s employment as of the end of the day on December 31, 2011 following a change of control, Mr. Bell would be entitled to receive severance benefits in the amount of $700,000.

Accelerated Vesting of Restricted Stock upon Change of Control or Termination

Under the terms of the restricted stock grant agreements between us and our named executives, all shares of restricted stock vest in full automatically upon the occurrence of a Change of Control (as defined under our 2001 Stock Incentive Plan).  Under the terms of certain agreements executed by Mr. Peter C. Georgiopoulos, for restricted stock grants made to him in April 2005, restrictions on such shares will lapse on a monthly straight line basis upon his death or disability and will lapse in full if he is dismissed without cause or resigns for good reason.  For restricted stock grants made to Mr. Peter C. Georgiopoulos in February 2005, December 2005, December 2006, April 2007 and December 2007, restrictions on such shares will lapse on a monthly straight line basis if he is dismissed without cause or resigns for good reason and will lapse in full upon his death or disability. For the restricted stock grant made to Mr. Peter C. Georgiopoulos in August 2011, restrictions on such shares will lapse in full upon his death or disability.  For restricted stock grants made to Messrs. Tavlarios, Pribor, John Georgiopoulos or Bell in 2006, 2007, 2008, 2009 and 2010 and a grant made to Mr. Peter C. Georgiopoulos in 2010, to the extent that restrictions on such shares were scheduled to have lapsed during the one-year period following the executive’s termination of employment due to death or disability, they will lapse immediately prior to any such termination.

The table below sets forth the value of accelerated vesting of securities upon termination under the following sets of circumstances:  change of control, no change of control, and death or disability.  In each set of circumstances, we have assumed a termination or change of control as of the end of the day on December 31, 2011 and used the closing price of our common stock on that date of $0.01 per share for purposes of the calculations for the tables below.

Value of Accelerating Vesting Upon Termination

Name	Termination by Executive for Good Reason or by Company Without Cause Without Change of Control	Change of Control	Termination on Account of Death or Disability
Peter C. Georgiopoulos	$9,749	$18,495	$15,534
John P. Tavlarios	-	$1,701	$782
Jeffrey D. Pribor	-	$1,085	$496
John C. Georgiopoulos	-	$543	$248
Peter S. Bell	-	$543	$248

The following table summarizes compensation earned by our non-employee directors for the year ended December 31, 2011:

Non-Employee Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	All Other Compensation ($) (g)	Total ($) (h)
William J. Crabtree	$85,000	$18,000	-	$103,000
Dr. E. Grant Gibbons	$70,000	$18,000	-	$88,000
Rex W. Harrington	$70,000	$18,000	-	$88,000
George J. Konomos	$85,000	$18,000	-	$103,000
Peter S. Shaerf	$70,000	$18,000	-	$88,000

Column (a): Name

This table includes all non-employee directors who served as directors in 2011.  Compensation for Peter C. Georgiopoulos and John P. Tavlarios is disclosed in the Summary Compensation Table.

Column (b): Fees Earned or Paid in Cash

For the fiscal year 2011, each of our non-employee directors received an annual fee of $35,000.  In addition, non-employee directors received a fee of $25,000 for an audit committee assignment, $20,000 for a compensation committee assignment and $10,000 for a nominating and corporate governance committee assignment.  In addition, each chair of a standing committee receives an annual additional fee of $5,000.

Mr. Tavlarios did not earn any additional compensation for his service as a director.

Column (c): Stock Awards

The amounts in this column reflect the aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC Topic 718. On August 9, 2011, Messrs. Georgiopoulos, Crabtree, Gibbons, Harrington, Konomos and Shaerf were granted 30,000 shares of restricted common stock.  Based on the closing price of our common stock of $0.60 on the NYSE on August 9, 2011, the value on that date of the restricted common shares awarded to each such non-employee director was $18,000.  The actual amount realized by each director will likely vary based on a number of factors, including our performance, stock price fluctuations and applicable vesting.

In light of the Chapter 11 Cases, for fiscal year 2012, each of our non-employee directors will receive a monthly fee of $2,917 and a fee of $2,083 for an audit committee assignment, $1,667 for a compensation committee assignment and $833 for a nominating and corporate governance committee assignment. In addition, each chair of a standing committee will receive a monthly fee of $417. We do not pay director fees to employee directors.  We reimburse our directors for all reasonable expenses incurred by them in connection with serving on our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of General Maritime’s voting common stock as of March 12, 2012 of:

•	each person, group or entity known to General Maritime to beneficially own more than 5% of our stock;

•	each of our directors;

•	each of our named executives; and

•	all of our directors and named executives as a group.

As of March 12, 2012, a total of 121,705,048 shares of common stock were outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock (as of March 12, 2012)

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding (2)
OCM Marine Holdings TP, L.P.	24,183,484	(3)	16.6%
Peter C. Georgiopoulos	6,533,241	(4)	4.5%
BlackRock, Inc.	5,726,859		3.9%
John P. Tavlarios	705,424	(5)	*
Jeffrey D. Pribor	315,757	(6)	*
John C. Georgiopoulos	283,928	(7)	*
Peter S. Bell	133,298	(8)	*
William J. Crabtree	72,708	(9)	*
E. Grant Gibbons	19,800	(10))	*
Rex W. Harrington	72,708	(9)	*
George J. Konomos	120,955	(11)	*
Peter S. Shaerf	72,708	(9)	*
All Directors and executive officers as a group (10 persons)	8,330,527	(12)	6.8%

_____________________________
*           Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated the business address of each beneficial owner identified is c/o General Maritime Corporation, 299 Park Avenue, Second Floor, New York, New York 10171.

(2)	Based on 121,705,048 shares outstanding as of March 12, 2012.

(3)
OCM Marine Holdings TP, L.P. (“Marine Holdings”) is the direct holder of warrants to acquire 24,183,484 shares of our common stock. OCM Marine GP CTB, Ltd. (“Marine Holdings GP”) is the general partner of Marine Holdings; Oaktree Principal Fund V, L.P. (“PF5”), Oaktree Principal Fund V (Parallel), L.P. (“PF5 Parallel”), OCM Asia Principal Opportunities Fund, L.P. (“APOF”) and Oaktree FF Investment Fund, L.P. – Class A (“FFA”) are collectively the holders of 100% of the shares of Marine Holdings GP; Oaktree Principal Fund V GP, L.P. (“PF5 GP LP”) is the general partner of PF5 and PF5 Parallel; OCM Asia Principal Opportunities Fund GP, L.P. (“APOF GP LP”) is the general partner of APOF; Oaktree FF Investment Fund GP, L.P. (“FFA GP LP”) is the general partner of FFA; Oaktree Principal Fund V GP Ltd. (“PF5 GP Ltd”) is the general partner of PF5 GP LP; OCM Asia Principal Opportunities Fund GP Ltd. (“APOF GP Ltd”) is the general partner of APOF GP LP; Oaktree FF Investment Fund GP Ltd. (“FFA GP Ltd”) is the general partner of FFA GP LP; Oaktree Fund GP I, L.P. is the sole shareholder of PF5 GP Ltd, FFA GP Ltd and APOF GP Ltd; Oaktree Capital I, L.P. is the general partner of Oaktree Fund GP I, L.P.; OCM Holdings I, LLC is the general partner of Oaktree Capital I, L.P.; Oaktree Holdings, LLC is the managing member of OCM Holdings I, LLC; Oaktree Capital Management, L.P. (“Oaktree”) is the director of Marine Holdings GP, PF5 GP Ltd, FFA GP Ltd and APOF GP Ltd and the investment manager of PF5, PF5 Parallel, APOF and FFA; Oaktree Holdings, Inc. (“Oaktree GP”) is the general partner of Oaktree; Oaktree Capital Group, LLC (“OCG”) is the managing member of Oaktree Holdings, LLC and the sole shareholder of Oaktree GP; Oaktree Capital Group Holdings, L.P. (“OCGH”) controls OCG; Oaktree Capital Group Holdings GP, LLC (“OCGH GP”) is the general partner of OCGH; and Howard S. Marks, Bruce A. Karsh, Sheldon M. Stone, Larry W. Keele, Stephen A. Kaplan, John B. Frank, David Kirchheimer, and Kevin L. Clayton are members of the executive committee of OCGH GP (collectively with Marine Holdings, the “Oaktree Persons”). By virtue of the ownership structure described above, each of the Oaktree Persons may be deemed to have indirect beneficial ownership of the warrants held directly by Marine Holdings. Each Oaktree Person other than Marine Holdings expressly disclaims beneficial ownership of the warrants except to the extent of their respective pecuniary interest therein. The address for each Oaktree Person is c/o Oaktree Capital Management, L.P., 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(4)
Includes 201,000 restricted shares of our common stock granted on February 9, 2005, which will vest on November 16, 2014; 469,000 restricted shares of our common stock granted on April 6, 2005, which will vest on December 31, 2014; 335,000 restricted shares of common stock granted on December 21, 2005, which will vest on November 15, 2015; 201,000 restricted shares of our common stock granted on December 18, 2006, which will vest on November 15, 2016; 104,397 restricted shares of our common stock granted on April 2, 2007, which will vest on November 15, 2016; 321,600 restricted shares of our common stock granted on December 21, 2007, which will vest on November 15, 2017; 250,000 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010; and 30,000 shares of our common stock which will vest on August 9, 2012 or the date of our 2012 Annual Meeting of Shareholders, whichever occurs first. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(5)
Includes 64,320 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 80,400 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 90,400 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 106,520 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(6)
Includes 40,200 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 53,600 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on each of the first five anniversaries of November 15, 2008; 53,600 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on each of the first four anniversaries of November 15, 2009; and 69,680 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on each of the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement.

(7)
Includes 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

(8)
Includes 20,100 restricted shares of our common stock granted on December 21, 2007, which will vest in equal installments on the first five anniversaries of November 15, 2007; 26,800 restricted shares of our common stock granted on December 23, 2008, which will vest in equal installments on the first five anniversaries of November 15, 2008; 26,800 restricted shares of our common stock granted on December 24, 2009, which will vest in equal installments on the first four anniversaries of November 15, 2009; and 34,840 restricted shares of our common stock granted on December 31, 2010, which will vest in equal installments on the first four anniversaries of November 15, 2010. The foregoing grants are subject to accelerated vesting under certain circumstances set forth in the grant agreement. Shares with a value of $12,000 have been pledged as security for a personal automobile loan.

(9)
In accordance with SEC rules, this number includes 1,675 shares of our common stock that may be acquired pursuant to stock options that are or will become exercisable within 60 days. Includes 30,000 shares of our common stock which will vest on August 9, 2012 or the date of our 2012 Annual Meeting of Shareholders, whichever occurs first.

(10)	Includes 30,000 shares of our common stock which will vest on August 9, 2012 or the date of our 2012 Annual Meeting of Shareholders, whichever occurs first.

(11)
Includes 30,000 shares of our common stock which will vest on August 9, 2012 or the date of our 2012 Annual Meeting of Shareholders, whichever occurs first. Excludes 1,179 shares owned by Mr. Konomos’ son, as to which Mr. Konomos disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of the end of fiscal year 2011 with respect to shares that may be issued under the 2001 and 2011 Stock Incentive Plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,700	$15.35	7,320,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,700	$15.35	7,320,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

In March 2009, our Board adopted a policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of the Company’s outstanding stock and immediate family members of the foregoing).  The policy covers any related person transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

Related person transactions must be approved by the Board or by a committee of the Board consisting solely of independent directors, who will approve the transaction only if they determine that it is in our best interest.  In considering the transaction, the Board or committee will consider all relevant factors, including as applicable (i) the related person’s interest in the transaction; (ii) the approximate dollar value of the amount involved in the transaction; (iii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iv) our business rationale for entering into the transaction; (v) the alternatives to entering into a related person transaction; (vi) whether the transaction is on terms no less favorable to us than terms that could have been reached with an unrelated third party; (vii) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; (viii) the overall fairness of the transaction to us; and (ix) any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.  If a director is involved in the transaction, he or she will not cast a vote regarding the transaction.

Transactions with Genco Shipping & Trading Limited

Genco Shipping & Trading Limited (“Genco”) is an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is a director of Genco. During the years ended December 31, 2011, 2010 and 2009, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $241,000, $200,000 and $158,000 respectively, based on actual time spent by the employees. As of December 31, 2011 and 2010, a balance of $106,000 and $85,000 remains outstanding. In addition, during the years ended December 31, 2011, 2010 and 2009, we incurred certain entertainment and travel costs totaling $176,000, $336,000 and $139,000 on behalf of Genco. As of December 31, 2011 and 2010, a balance of $11,000 and $159,000 respectively, remains outstanding.

Transactions with Aegean Marine Petroleum Network, Inc.

During the years ended December 31, 2011, 2010 and 2009, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $38.7 million, $30.6 million and $2.1 million, respectively. As of December 31, 2011 and 2010, a balance of $3.6 million and $9.8 million remains outstanding. Peter C. Georgiopoulos is the chairman of Aegean’s board of directors, George J. Konomos is a member of our Board and is on the board of directors of Aegean, and John Tavlarios is a member of our Board and our president and CEO and is on the board of directors of Aegean.

Transactions with Peter C. Georgiopoulos

Peter C. Georgiopoulos’ registration rights agreement with General Maritime Subsidiary was terminated in 2008 in connection with completion of the Arlington combination. At the closing of the transactions contemplated by the Oaktree Credit Facility, we entered into a new registration rights agreement with Mr. Georgiopoulos and an entity controlled by him, as well as Oaktree. Pursuant to our preexisting agreement with Mr. Georgiopoulos, the registration rights agreement granted him (as well as the entity he controls) registration rights with respect to 2,938,343 shares of our common stock which he received in connection with the Arlington Acquisition in exchange for shares of General Maritime Subsidiary issued to him in connection with the recapitalization of General Maritime Subsidiary in June 2001. The registration rights agreement provides for customary demand and piggy-back registration rights.

In 2011, Peter C. Georgiopoulos undertook to assign to us his interest in a limited partnership (the “Investment Partnership”) controlled and managed by Oaktree which had been granted to him in connection with the transactions contemplated by the Oaktree Credit Facility. On January 7, 2012, this assignment was consummated pursuant to an Assignment of Limited Partnership Interest and an amended and restated exempted limited partnership agreement of the Investment Partnership (the “Partnership Agreement”). As a result of the assignment, we received substantially the same rights as Mr. Georgiopoulos had under the Partnership Agreement. Under the Partnership Agreement, we will be entitled to an interest in distributions by the Investment Partnership, which in the aggregate will not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions will be made to us until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. We do not have any rights to participate in the management of the Investment Partnership, and we have not made and are not required to make any investment in the Investment Partnership. The Investment Partnership and its subsidiaries currently hold the entire loan made under the Oaktree Credit Facility, as well as all of the detachable warrants issued by us in connection therewith.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2011 and 2010

The following table presents fees for professional services rendered by Deloitte & Touche, our independent auditors, for the audit of our annual financial statements for fiscal 2011 and fiscal 2010 and fees billed and unbilled for audit-related services, tax services and all other services rendered by Deloitte & Touche for fiscal 2011 and fiscal 2010.

Type of Fees	2011	2010

Audit Fees	$760,166	$897,691
Audit-Related Fees	-	158,810
Tax Fees	15,500	3,693
All Other Fees	48,754	-
Total	$824,420	$1,060,194

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that were billed to us by Deloitte & Touche for the audit of our annual financial statements, to be included in the Form 10-K, and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management’s report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.  “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, including services in connection with assisting us in our compliance with our obligations under Section 404 of the Sarbanes-Oxley Act and related regulations; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

PART IV

ITEM 15 – EXHBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits:

The following are filed as Exhibits to this Amendment:

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on April 27, 2012.

SIGNATURE	TITLE

/s/ Peter C. Georgiopoulos
Peter C. Georgiopoulos	CHAIRMAN AND DIRECTOR

/s/ John P. Tavlarios
John P. Tavlarios	PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

/s/ Jeffrey D. Pribor
Jeffrey D. Pribor	EXECUTIVE VICE PRESIDENT AND CHIEF FINANICAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ William J. Crabtree
William J. Crabtree	DIRECTOR

/s/ Dr. E. Grant Gibbons
Dr. E. Grant Gibbons	DIRECTOR

/s/ Rex W. Harrington
Rex W. Harrington	DIRECTOR

/s/ George Konomos
George Konomos	DIRECTOR

/s/ Peter Shaerf
Peter Shaerf	DIRECTOR