Form 10-Q
period 2012-03-31
General Maritime Corp / MI
filed 2012-05-10
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 8, 2012:

Common Stock, par value $0.01 per share 121,705,048 shares

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash	$22,865	$10,184
Due from charterers, net	32,311	27,762
Prepaid expenses and other current assets	35,560	35,199
Total current assets	90,736	73,145

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $391,391 and $372,006, respectively	1,491,456	1,510,841
Other fixed assets, net	11,228	11,978
Deferred drydock costs, net	26,820	24,123
Deferred financing costs, net	33,384	36,022
Other assets	21,259	15,179
Total noncurrent assets	1,584,147	1,598,143
TOTAL ASSETS	$1,674,883	$1,671,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	$53,009	$37,919
Current portion of long-term debt	923,268	890,268
Deferred voyage revenue	58	922
Derivative liability	2,869	3,237
Total current liabilities not subject to compromise	979,204	932,346
NONCURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Other noncurrent liabilities	5,188	4,548
Derivative liability	1,230	1,561
Total liabilities not subject to compromise	985,622	938,455
LIABILITIES SUBJECT TO COMPROMISE	483,160	483,027
TOTAL LIABILITIES	1,468,782	1,421,482
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 390,000,000 shares; issued and outstanding 121,705,048 and 121,705,048 shares at March 31, 2012 and December 31, 2011, respectively	1,217	1,217
Paid-in capital	638,078	636,532
Accumulated deficit	(428,268)	(381,356)
Accumulated other comprehensive loss	(4,926)	(6,587)
Total shareholders’ equity	206,101	249,806
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,674,883	$1,671,288

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2012	2011
VOYAGE REVENUES:
Voyage revenues	$86,917	$102,933

OPERATING EXPENSES:
Voyage expenses	46,976	43,951
Direct vessel expenses	26,012	29,840
Bareboat lease expense	2,457	1,584
General and administrative	6,751	8,787
Depreciation and amortization	22,905	22,434
Goodwill impairment	—	1,818
Loss on disposal of vessels and vessel equipment	59	3,285

Total operating expenses	105,160	111,699

OPERATING LOSS	(18,243)	(8,766)

OTHER EXPENSE:
Interest expense- net	(15,185)	(22,858)
Other income	21	84
Net other expense	(15,164)	(22,774)
Loss before reorganization items, net	(33,407)	(31,540)
Reorganization items, net	(13,505)	—
Net loss	$(46,912)	$(31,540)

Basic loss per common share	$(0.39)	$(0.36)
Diluted loss per common share	$(0.39)	$(0.36)

Weighted-average shares outstanding:

Basic	119,029,961	86,622,806
Diluted	119,029,961	86,622,806

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2012	2011

Net loss	$(46,912)	$(31,540)
Unrealized derivative gain, net of reclassifications	1,658	1,673
Foreign currency translation adjustments	3	63
Other comprehensive income	1,661	1,736
Comprehensive loss	$(45,251)	$(29,804)

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance as of January 1, 2012	$1,217	$636,532	$(381,356)	$(6,587)	$249,806

Net loss			(46,912)		(46,912)
Unrealized derivative gain, net of reclassifications				1,658	1,658
Foreign currency translation adjustments				3	3
Restricted stock amortization		1,546			1,546

Balance at March 31, 2012 (unaudited)	$1,217	$638,078	$(428,268)	$(4,926)	$206,101

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total

Balance as of January 1, 2011	$896	$571,742	$(228,657)	$(11,935)	$332,046

Net loss			(31,540)		(31,540)
Unrealized derivative gain on cash flow hedge,
net of reclassifications				1,673	1,673
Foreign currency translation gains				63	63
Restricted stock amortization, net of forfeitures		2,013			2,013

Balance at March 31, 2011 (unaudited)	$896	$573,755	$(260,197)	$(10,199)	$304,255

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(46,912)	$(31,540)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Loss on disposal of vessels and vessel equipment	59	3,285
Goodwill impairment	—	1,818
Depreciation and amortization	22,905	22,434
Amortization of deferred financing costs	2,638	1,413
Amortization of discount on Senior Notes	—	159
Restricted stock compensation expense	1,546	2,013
Net unrealized gain on derivative financial instruments	959	—
Allowance for bad debts	(72)	139
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(4,477)	4,296
Increase in prepaid expenses and other assets	(6,441)	(1,523)
Increase in accounts payable, accrued expenses and other liabilities	16,864	22,929
(Decrease) increase in deferred voyage revenue	(865)	3,478
Deferred drydock costs incurred	(5,148)	(4,402)

Net cash (used) provided by operating activities	(18,944)	24,499

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of vessels	—	85,301
Purchase of other fixed assets	(610)	(2,738)

Net cash (used) provided by investing activites	(610)	82,563

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings on DIP Facility	29,000	—
Borrowings under 2011 Credit Facility	4,000	—
Repayments of credit facilities	—	(36,132)
Repayment of Bridge Loan Credit Facility	—	(22,800)
Deferred financing costs paid	(743)	(2,133)

Net cash provided (used) by financing activities	32,257	(61,065)

Effect of exchange rate changes on cash balances	(22)	(90)

Net increase in cash and cash equivalents	12,681	45,907
Cash, beginning of the year	10,184	16,858

Cash, end of period	$22,865	$62,765

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$11,508	$14,323

See notes to condensed consolidated financial statements.

GENERAL MARITIME CORPORATION

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER DAY AND SHARE DATA)

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

BASIS OF PRESENTATION - The financial statements of the Company have been prepared utilizing accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial reporting. In the opinion of the management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the December 31, 2011 consolidated financial statements of General Maritime Corporation contained in its Annual Report on Form 10-K.

BANKRUPTCY FILING - On November 17, 2011 (the “Petition Date”), the Company and substantially all of its subsidiaries with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), which are being jointly administered under Case No. 11-15285 (MG) (the “Chapter 11 Cases”). In the context of the Chapter 11 Cases, unless otherwise indicated or the context otherwise requires, “General Maritime” and “the Company” refer to General Maritime and such subsidiaries.

On January 31, 2012, the Company filed a joint plan of reorganization with the Bankruptcy Court, as modified on February 26, 2012 and February 29, 2012 (the “Original Plan”). On March 26, 2012, the Company filed the second amended plan of reorganization (as amended, the “Amended Plan”) with the Bankruptcy Court, which amended the Original Plan. Also, on April 16, 2012, the Company served a notice of the filing of substantially complete versions of the documents comprising the supplement to the Amended Plan, as amended on May 2, 2012. On April 19, 2012, the Company filed technical modifications to the Amended Plan (as so modified, the “Modified Plan”).

The Bankruptcy Court confirmed the Modified Plan (as so confirmed, the “Plan”) on May 3, 2012 and entered an order (the “Confirmation Order”) confirming the Plan on May 7, 2012 (the “Confirmation Date”).

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

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) successfully implement its plan of reorganization, (ii) comply with the financial and other covenants contained in the DIP Facility described in Note 8, and, after the effective date of the Plan, the New Senior 2010 Facility and the New Senior 2011 Facility, (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) maintain sufficient funds to meet the Company’s future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility and the Equity Purchase Agreement dated December 15, 2011, as modified by the Bankruptcy Court, and as amended (the “Equity Purchase Agreement”), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in the Company’s capitalization or (iv) as to operations, the effects of any changes that may be made in the underlying business. The Company’s confirmed plan of reorganization will likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

The Company was required to apply Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852, Reorganizations effective on November 17, 2011, which is applicable to companies in chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as Reorganization items in the consolidated statements of operations beginning in the year ended December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As discussed in Note 8, the Senior Notes are unsecured and the Oaktree Credit Facility has priority over the unsecured creditors of the Company. Based upon treatment of the Senior Notes and Oaktree Credit Facility in the Company’s reorganization plan, the instruments are classified as Liabilities subject to compromise on the Company’s consolidated balance sheets. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash used by reorganization items in the consolidated statements of cash flows are disclosed in Note 3.

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

REVENUE AND EXPENSE RECOGNITION - Revenue and expense recognition policies for spot market voyage and time charter agreements are as follows:

SPOT MARKET VOYAGE CHARTERS. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period.  The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.  The Company does not recognize revenue when a vessel is off hire.  Estimated losses on voyages are provided for in full at the time such losses become evident.  Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. At March 31, 2012 and December 31, 2011, the Company has a reserve of approximately $1,582 and $1,655, respectively, against its due from charterers balance associated with demurrage revenues and certain other receivables.

TIME CHARTERS. Revenue from time charters is recognized on a straight line basis over the term of the respective time charter agreement. Direct vessel expenses are recognized when incurred. Time charter agreements require that the vessels meet specified speed and bunker consumption standards.  The Company believes that there may be unasserted claims relating to its time charters of $155 and $614 as of March 31, 2012 and December 31, 2011, respectively, for which the Company has established an accrual.

GOODWILL - The Company follows the provisions of FASB ASC 350-20-35, Intangibles - Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of March 31, 2012 and December 31, 2011 was $0 as of both dates.  Pursuant to vessel valuations received in March 2011, the Company noted declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated and determined that goodwill was fully impaired.  During the three months ended March 31, 2011, the Company recorded goodwill impairment of $1,818.

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

DERIVATIVE FINANCIAL INSTRUMENTS - In addition to the interest rate swaps described below, which guard against the risk of rising interest rates which would increase interest expense on the Company’s outstanding borrowings, the Company has been party to other derivative financial instruments to guard against the risks of (a) a weakening U.S. Dollar that would make future Euro-based expenditures more costly, (b) rising fuel costs which would increase future voyage expenses and (c) declines in future spot market rates which would reduce revenues on future voyages of vessels trading on the spot market. Except for its interest rate swaps described below, the Company’s derivative financial instruments have not historically qualified for hedge accounting for accounting purposes, although the Company considered certain of these derivative financial instruments to be economic hedges against these risks. The Company records the fair value of its derivative financial instruments on its balance sheet as Derivative liabilities or assets, as applicable. Changes in fair value in the derivative financial instruments that do not qualify for hedge accounting, as well as payments made to, or received from counterparties, to periodically settle the derivative transactions, are recorded as Other income (expense) on the consolidated statements of operations as applicable.  See Notes 9, 10 and 11 for additional disclosures on the Company’s financial instruments.

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

SIGNIFICANT CUSTOMERS - For the three months ended March 31, 2012, one customer accounted for 11.3% of revenue.  For the three months ended March 31, 2011, two customers accounted for 13.8% and 12.5% of revenue.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.             EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the exercise of all dilutive stock options and Warrants (see Note 9) using the treasury stock method, to the extent dilutive, and the vesting of restricted stock awards for which the assumed proceeds upon grant are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2012 and 2011, none of the Company’s outstanding stock options (6,700 options for each period) were considered to be dilutive.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011

Basic earnings per share:
Weighted average common shares outstanding, basic	119,029,961	86,622,806

Diluted earnings per share:
Weighted average common shares outstanding, basic	119,029,961	86,622,806
Stock options	—	—
Restricted stock awards	—	—

Weighted average common shares outstanding, diluted	119,029,961	86,622,806

Due to the net loss realized for the three months ended March 31, 2012 and 2011, potentially dilutive restricted stock awards totaling 104,403 shares and 155,893 shares, respectively, were determined to be anti-dilutive. During the three months ended March 31, 2012, potentially dilutive warrants representing 24,183,484 were determined to be anti-dilutive.

3.             CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the Consolidated Statement of Cash Flows items included in accounts payable and accrued expenses for the purchase of Other fixed assets of $140 and Deferred financing costs of $1,439 for the three months ended March 31, 2012.

Of the $13,505 of Reorganization items, net for the three months ended March 31, 2012 (see Note 14), $9,732 was paid through March 31, 2012, $11,309 is included in accounts payable and accrued expenses, and $195 is included in prepaid expenses and other current assets.

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

5.             DISPOSAL OF VESSELS

During the three months ended March 31, 2011, the Company sold six vessels and incurred losses on disposal of vessels of $2,658, which are included in the Company’s condensed consolidated statements of operations as a component of Loss on disposal of vessels and vessel equipment and primarily relate to fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions.

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

During the three months ended March 31, 2012 and 2011, the Company has recorded bareboat lease expense of $2,457 and $1,584, respectively, at a daily rate of $9,000 per day, which is the straight-line average of daily rates over the life of the lease.

7.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$22,520	$13,193
Terminated swap	2,839	2,839
Accrued operating expenses	21,662	15,802
Accrued administrative expenses	4,553	4,689
Accrued interest	1,435	1,396
Total	$53,009	$37,919

8.             LONG-TERM DEBT

Long-term debt, net of discount, consists of the following:

	March 31, 2012	December 31, 2011
	Indebtedness	Balance Prior to Financial Statement Classification	Amounts Classified as Subject to Compromise	Indebtedness

Oaktree Credit Facility, net of discount of $44,906 at December 31, 2011	$—	$169,678	$(169,678)	$—
DIP Facility	69,000	40,000	—	40,000
2011 Credit Facility	540,816	536,816	—	536,816
2010 Amended Credit Facility	313,452	313,452	—	313,452
Senior Notes, net of discount of $6,221	—	293,779	(293,779)	—
Long-term debt	$923,268	$1,353,725	$(463,457)	$890,268

The commencement of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Company’s Oaktree Credit Facility, 2011 Credit Facility, 2010 Amended Credit Facility and Senior Notes. As such, in accordance with applicable accounting guidance, the Company has classified its long-term debt as a current liability on its consolidated balance sheets as of March 31, 2012 and December 31, 2011.  As a result of the commencement of the Chapter 11 Cases, the Senior Notes and Oaktree Credit Facility were classified as Liabilities subject to compromise in the consolidated balance sheet as of March 31, 2012 and December 31, 2011.  Because the Company will continue to pay interest on the 2011 Credit Facility and 2010 Credit Facility, these facilities have not been classified as Liabilities subject to compromise.

Pursuant to the applicable bankruptcy law, the Company does not expect to make any principal payments on the 2011 Credit Facility or the 2010 Amended Credit Facility during the pendency of the Chapter 11 Cases. Further, pursuant to applicable bankruptcy law, the Company does not expect to make any principal or interest payments on the Oaktree Credit Facility or the Senior Notes during the pendency of the Chapter 11 Cases. In accordance with FASB ASC 852, Reorganizations, as interest on the Senior Notes and the Oaktree Credit Facility subsequent to the Petition Date will not be an allowed claim, the Company has not accrued interest expense on the Senior Notes or the Oaktree Credit Facility subsequent to the Petition Date. The Company has continued to accrue and pay unpaid interest expense on the 2011 Credit Facility and the 2010 Amended Credit Facility, pursuant to the Bankruptcy Court’s order approving the DIP Facility.

Senior Notes

On November 12, 2009, the Company and certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300,000 of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  As a result of the Chapter 11 Cases, the Company will not make any additional principal or interest payments on the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis (the “Subsidiary Guaranty”). If the Company is unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead. On January 18, 2011, seven of the Company’s subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among the Company, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee. Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result. On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets. On October 26, 2011, GMR Revenge LLC was released from the Subsidiary Guaranty as a result of the sale of substantially all of its assets.

The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292,536. Of these proceeds, $229,500 was used to fully prepay the credit facility with the Royal Bank of Scotland plc in accordance with its terms, $15,000 was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes. As of March 31, 2012, the discount on the Senior Notes is $6,221, which the Company amortized as additional interest expense until November 17, 2011. Because the Senior Notes are unsecured, the Company reclassified the Senior Notes, along with unpaid interest, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases. On this date, the Company ceased recording interest expense. During the three months ended March 31, 2012, interest expense of $9,424, including amortization of the discount and amortization of deferred financing costs, was not recorded which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.

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

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the Petition Date (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of any plan of reorganization as contemplated by the Restructuring Support Agreement entered into on November 16, 2011, by and among the Company, all of its subsidiaries and certain of its lenders and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of the assets of the Company.

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

The DIP Facility provides for customary representations and warranties made by the Company and all of its subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to the Company and its subsidiaries, including affirmative covenants requiring the Company to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to the Company including compliance with (i) a budget, (ii) minimum cumulative Consolidated EBITDA (as discussed below) and (iii) minimum liquidity which requires that the undrawn portion of the DIP Facility plus cash must equal at least $15,000.  Consolidated EBITDA, as defined in the DIP Facility, differs from the definition of EBITDA used by management as a measure of operating performance and includes add-backs for Reorganization items, net and certain other non -cash adjustments.

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

As of March 31, 2012 and December 31, 2011, the Company borrowed $69,000 and $40,000, respectively, under the DIP Facility.

The Company entered into a waiver to the DIP Facility, dated February 15, 2012, effective February 16, 2012 (the “DIP Facility Waiver”).  Pursuant to the DIP Facility, the Company was required to have minimum EBITDA for the period commencing on November 1, 2011 through and including December 31, 2011 of at least $2,115.  The Company did not meet the minimum cumulative EBITDA requirement of $2,115 for the period commencing on November 1, 2011 through and including December 31, 2011. The DIP Facility Waiver waived the minimum EBITDA covenant for this period and the period commencing on November 1, 2011 through and including January 31, 2012. After giving effect to the DIP Facility Waiver, the Company was in compliance with the DIP Facility as of March 31, 2012.

The DIP Facility Waiver also waives any event of default that might have occurred as a result of non-compliance with minimum EBITDA covenant prior to giving effect to the DIP Facility Waiver.

On March 29, 2012, the Company entered into a second amendment (the “Second Amendment”) to the DIP Facility.  Pursuant to the Second Amendment, the minimum EBITDA covenant was amended such that the Company is required to have minimum EBITDA for the periods commencing on January 1, 2012 through and including the last day of each of the months set forth below, as follows:

Month	Minimum EBITDA
February 2012	$4,223
March 2012	6,343
April 2012	8,570
May 2012	11,843
June 2012	15,028
July 2012	19,185
August 2012	23,170
September 2012	27,529
October 2012	32,762

The Second Amendment also waived any event of default that might have occurred as a result of non-compliance with the minimum EBITDA covenant prior to giving effect to the Second Amendment. After giving effect to the Second Amendment, the Company is in compliance with the DIP Facility.

On May 8, 2012, the Company entered into a third amendment (the “Third Amendment”) to the DIP Facility. Pursuant to the Third Amendment, the sale of the Genmar Alexandra for cash would be permitted to the extent the proceeds were used to partially repay the DIP Facility.

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

The Warrants granted to the Oaktree Lender had a fair value of $48,114 as of May 6, 2011 (see Note 9), which has been recorded as a liability and as a discount to the Oaktree Credit Facility. This $48,114 discount was being accreted to the Oaktree Credit Facility as additional interest expense using the effective interest method over the life of the loan until November 17, 2011, on which date accretion of this discount ceased when the Oaktree Credit Facility was reclassified to Liabilities subject to compromise. During the year ended December 31, 2011, $3,208 of additional interest expense has been recorded reflecting this accretion.

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

As of both March 31, 2012 and December 31, 2011, the Oaktree Credit Facility had a carrying value of $169,678, reconciled as follows:

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)
Carrying value, May 6, 2011	151,886
Accretion of discount through November 16, 2011	3,208
Interest paid in kind (accrued through November 16, 2011)	14,584
Carrying value, March 31, 2012	$169,678

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

The Oaktree Credit Facility matures on May 6, 2018.  The Company is required to comply with various collateral maintenance and financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under - “Amendments to Credit Agreements”), the Company experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted an event of default under the Oaktree Credit Facility. In addition, as of March 31, 2012, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the Oaktree Credit Facility.

The Plan contemplates that certain indebtedness under the Oaktree Credit Facility be converted to equity of the reorganized Company. The Company reclassified the Oaktree Credit Facility, along with accumulated interest paid in kind, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases. During the three months ended March 31, 2012, the Company did not record $8,405 of interest for the Oaktree Credit Facility, including amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the acquisition of Arlington, which occurred on December 16, 2008 (the “Arlington Acquisition”) and the Company was added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provided a total commitment as of May 6, 2011 of $550,000, reduced in October 2011 to $541,825 upon the sale of a vessel collateralizing this facility, of which $536,816 was drawn as of the date of the filing of the Chapter 11 Cases. Upon the event of default under the 2011 Credit Facility relating to the Chapter 11 Cases, the commitments under the 2011 Credit Facility were terminated automatically. Accordingly, as of March 31, 2012, no funds remained available for borrowing under the 2011 Credit Facility.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of March 31, 2012 is 4%. As of March 31, 2012 and December 31, 2011, $540,816 and $536,816, respectively, of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by the Company of its interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by the Company of its interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that it owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by the Company and subsidiaries of the Company (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016. Up to $25,000 of the 2011 Credit Facility is available for the issuance of standby letters of credit to support obligations of the Company and its subsidiaries. As of March 31, 2012, the Company has an outstanding letter of credit of $658 which expires in December 2012. Pursuant to the filing of the Chapter 11 Cases, the Company may not issue any additional standby letters of credit. On February 14, 2012, the Company was notified that the letter of credit issued by Citibank, N.A. in the amount of $4,000, which expired in March 2012, in favor of Citibank Turkey was drawn in its entirety. The beneficiary of this $4,000 letter of credit was a Turkish court and related to an ongoing case involving a vessel sold in drawn letter of credit, which was given with a Turkish court as beneficiary, relating to a vessel that was sold in 2006.  The drawdown of this letter of credit resulted in an additional $4,000 borrowing under the 2011 Credit Facility during the three months ended March 31, 2012 and is treated as a $4,000 security deposit with the Turkish court pending the outcome of this case (which the Company believes to be covered by insurance) which is classified on the Company’s condensed consolidated balance sheet as a component of other long-term assets.

The Company is required to comply with various collateral maintenance and financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under — “Amendments to Credit Agreements”), the Company experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility. In addition, as of March 31, 2012, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”). The 2010 Amended Credit Facility provides for term loans in the amount of $278,210 (the “Term Loans”) and a $50,000 revolver (the “Revolving Loans”). The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels. The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of March 31, 2012, the 2010 Amended Credit Facility had $313,452 outstanding. Upon the event of default under the 2010 Amended Credit Facility relating to the Chapter 11 Cases, the commitments, if any, with respect to the Revolving Loans, if any, were automatically terminated. Accordingly, as of December 31, 2011, no funds remained available with respect to the Revolving Loans.

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

The Company is required to comply with various collateral maintenance and financial covenants, including with respect to the Company’s minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under —“Amendments to Credit Agreements”), the Company experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant. In addition, as of March 31, 2012, the Company does not comply with the minimum cash covenant or the collateral maintenance covenant under the 2010 Amended Credit Facility.

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

As a result of the events of default described above, all of the Company’s indebtedness, except for the DIP Facility, are subject to acceleration by the Company’s lenders as of March 31, 2012 and December 31, 2011.

Bridge Loan Credit Facility

On October 4, 2010, the Company entered into a term loan facility (the “Bridge Loan Credit Facility”) which provided for a total commitment of $22,800 in a single borrowing which was used to finance a portion of the acquisition of one of the Metrostar Vessels.

The Bridge Loan Credit Facility, as amended through January 14, 2011, required the Company to sell assets by February 15, 2011 resulting in proceeds in an amount sufficient to repay the Bridge Loan Credit Facility. The Bridge Loan Credit Facility was repaid on February 8, 2011.

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

A repayment schedule of outstanding borrowings at March 31, 2012, based on original contractual maturities without regard to the effect of the Chapter 11 Cases, excluding the reclassification of all of the amounts due under the 2011 Credit Facility and 2010 Amended Credit Facility to current and the reclassification of all amounts due under the Senior Notes and Oaktree Credit Facility to Liabilities subject to compromise, is as follows:

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Amended Credit Facility	Oaktree Credit Facility	Senior Notes	DIP Facility	TOTAL

2012 (April 1, 2012 to December 31, 2012)	$—	$22,216	$—	$—	$69,000	$91,216
2013	51,167	29,621	—	—	—	80,788
2014	68,223	29,621	—	—	—	97,844
2015	68,223	231,994	—	—	—	300,217
2016	68,223	—	—	—	—	68,223
Thereafter	284,980	—	214,584	300,000	—	799,564

	$540,816	$313,452	$214,584	$300,000	$69,000	$1,437,852

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

Interest Rate Swap Agreements

On March 31, 2012, the Company is party to two interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $150,000, the details of which are as follows:

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The filing of the Chapter 11 Cases constituted a termination event under the interest rate swap agreements, making them cancelable at the option of the counterparties. As a result of the Chapter 11 Cases, the Company de-designated all of its interest rate swaps from hedge accounting as of November 17, 2011. Once de-designated, changes in fair value of the swaps are recorded on the statements of operations and amounts included in accumulated OCI are amortized to interest expense over the original term of the hedging relationship. On November 18, 2011, the Company received notification from Citigroup that it had terminated its $100,000 interest rate swap agreement, scheduled to expire on September 30, 2012, and bearing interest at 3-month LIBOR plus 3.515%, and demanding a settlement of $2,840. The Company has classified this balance as a component of accounts payable and other accrued expenses.

The Company’s 23 vessels which collateralize the 2011 Credit Facility also serve as collateral for the interest rate swap agreements with Citibank N.A. (“Citi”), DnB NOR Bank ASA and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2012 and 2011 was $1,947 and $1,948, respectively.

The Company would have paid, if it were to do so, a net amount of approximately $6,938 to settle its outstanding swap agreements, including the terminated swap agreement with Citi, based upon its aggregate fair value as of March 31, 2012. This fair value is based upon estimates received from financial institutions. At March 31, 2012, $3,876 of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under the Company’s DIP Facility, 2011 Credit Facility, 2010 Credit Facility, Oaktree Credit Facility, Bridge Loan Credit Facility, Senior Notes and interest rate swaps aggregated $12,506 and $21,346 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company determined the fair value of the Warrants as of May 6, 2011 to be $48,114, using the Monte Carlo method, based on a grant date stock price of $2.07, a volatility of 90.92%, a dilution protection premium of 15.94%, a put option cost of $0.31 and a liquidity discount of 14.80%. The fair value of the Warrants is recorded as a noncurrent liability on the Company’s balance sheet, and the carrying value of the Oaktree Credit Facility is reduced by an offsetting amount. Subsequent changes in the value of the Warrants, which are expected to be primarily driven by the trading price of the Company’s common stock, will be treated as noncash adjustments to Other income (expense) on the Company’s consolidated statement of operations. As of December 31, 2011, because the Company’s stock was delisted and has substantially no value, the Warrants have a fair value of $0, and the Company has recorded an unrealized gain of $48,114 for the year ended December 31, 2011, which was classified as a component of Other income (expense) on the Company’s consolidated statements of operations.  As of March 31, 2012, the Warrants also had a value of $0.

10.          DERIVATIVE FINANCIAL INSTRUMENTS AND WARRANTS

During the three months ended March 31, 2012 and 2011, the Company has been party to interest rate swap agreements (see Note 8), which are carried at fair value on the consolidated balance sheet at each period end.  During the three months ended March 31, 2012, the Company also has Warrants outstanding.  Tabular disclosure of derivative instruments are as follows:

	Liability Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011

Derivatives not designated as hedging instruments

Interest rate contracts	Derivative Liability, current	$(2,869)	(3,237)
Interest rate contracts	Derivative Liability, noncurrent	(1,230)	(1,561)
Warrants	Derivative Liability, noncurrent	—	—

Total derivatives		$(4,099)	$(4,798)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in FASB ASC 815	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging	Three months ended March 31,		Accumulated OCI into	Three months ended March 31,
Relationships	2012	2011	Income (Effective Portion)	2012	2011
Interest rate contracts	$—	$(209)	Interest Expense	$(1,658)	$(1,883)

Total	$—	$(209)		$(1,658)	$(1,883)

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as		Amount of Gain Recognized in Income on Derivative
Hedging Instruments under	Location of Gain Recognized in	Three months ended March 31,
FASB ASC 815	Income on Derivative	2012	2011
Interest rate contracts	Interest Expense	$202	$—

Total		$202	$—

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash	$22,865	$22,865	$10,184	$10,184
DIP Facility	69,000	69,000	40,000	40,000
Floating rate debt	854,268	see below	850,268	see below
Senior Notes (before discount)	300,000	7,500	300,000	3,000
Oaktree Credit Facility	169,678	175,000	169,678	1,720
Derivative financial instruments (See Note 10)	(4,099)	(4,099)	(4,798)	(4,798)

The fair value of term loans and revolving credit facilities as of March 31, 2012 and December 31, 2011 was estimated based on current rates offered to the Company for similar debt of the same remaining maturities and collateral. For the DIP Facility, which was entered into on November 17, 2011, and approved by the Bankruptcy Court on an interim basis on November 18, 2011 and on a final basis on December 15, 2011, fair value approximates carrying value. With respect to the fair value of the floating rate debt, consisting of the 2011 Credit Facility and the 2010 Amended Credit Facility, the Company having filed the Chapter 11 Cases would not have been able to enter into similar credit facilities as of March 31, 2012 and December 31, 2011. As such, it is impractical to obtain a fair value for the floating rate debt as of March 31, 2012 and December 31, 2011. Although the Plan contemplates that these facilities will be paid in full, there can be no assurance that the Plan will be consummated and the fair value of the floating rate debt cannot be determined as of March 31, 2012 and December 31, 2011. The Senior Notes are carried at par value, net of original issue discount. The fair value of the Senior Notes is derived from quoted market prices, but is thinly traded and as such is a Level 2 item. The fair value of interest rate swaps is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the Company and the swap counterparties. The fair value of the Oaktree Credit Facility is derived from the estimated value of Oaktree’s proportional ownership of the Company after emergence from bankruptcy, which is based on significant unobservable inputs and is therefore a Level 3 item. The fair value of the Warrants, which is $0 at both March 31, 2012 and December 31, 2011, includes significant unobservable inputs such as dilution protection premiums and liquidity discounts which make the Warrants a Level 3 item.

The carrying amounts of the Company’s other financial instruments at March 31, 2012 and December 31, 2011 (principally cash, amounts due from charterers, prepaid expenses, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. FASB ASC 820 states that the fair value measurements must include credit considerations. Credit default swaps basis available at commonly quoted intervals are collected from Bloomberg and applied to all cash flows when the swap is in an asset position pre-credit effect to reflect the credit risk of the counterparties. The spread over the Eurodollar rate on the Company’s DIP Facility of 6.5% is applied to all cash flows when the swap is in a liability position pre-credit effect to reflect the credit risk to the counterparties.

FASB ASC 820-10 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of the Company’s creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.

The following table summarizes the valuation of the Company’s financial instruments by the above FASB ASC 820 pricing levels as of the valuation date listed:

	March 31, 2012			December 31, 2011
	Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total

Floating rate debt	$—	see above	see above	$—	see above	see above
Senior Notes	7,500	$—	$7,500	3,000	—	$3,000
Oaktree Credit Facility	—	175,000	175,000	—	1,720	1,720
Derivative financial instruments (See Note 10)	4,099	—	4,099	4,798	—	4,798

12.          LIABILITIES SUBJECT TO COMPROMISE

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

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims the Company has notified all known claimants of the deadline to file a proof of claim with the Bankruptcy Court. The Company’s Liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed by the Bankruptcy Court. At this time, the Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since the Company’s evaluation, investigation and reconciliation of the filed claims has not been completed.

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

As of March 31, 2012 and December 31, 2011, Liabilities subject to compromise consist of the following:

	March 31, 2012	December 31, 2011

Senior Notes	$293,779	$293,779
Accrued interest on Senior Notes	18,100	18,100
Oaktree Credit Facility	169,678	169,678
Pre-petition payables	1,603	1,470
	$483,160	$483,027

13.          VLCC POOL ARRANGEMENT

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

Through March 31, 2012, the Genmar Vision, the Genmar Ulysses, the Genmar Zeus, the Genmar Hercules and the Genmar Victory were admitted to the pool.

The Genmar Poseidon and the Genmar Atlas also entered the Seawolf Pool via period charters with Heidmar in July 2011. These two time charters are for a term of 12 months at market related rates, subject to a floor of $15,000 per day and a 50% profit share above $30,000 per day.

As each vessel enters the pool, it is required to fund a working capital reserve of $2,000 per vessel. This reserve is being accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned. Heidmar is responsible for the working capital reserve for the two vessels it charters. For the five vessels admitted directly into the pool by March 31, 2012, there is a working capital reserve of $10,000 which is recorded on the consolidated balance sheet as Other assets. Of this $10,000, $6,626 has not yet been paid and is recorded on the consolidated balance sheet as Accounts payable and other accrued expenses. During the three months ended March 31, 2012, these five vessels earned time charter revenue of $7,200 and have receivables from the pool amounting to $11,429 as of March 31, 2012 for undistributed earnings and bunkers onboard the vessels when they entered into the pool and certain other advances made by the Company on behalf of the vessels in the pool.

14.                               REORGANIZATION ITEMS, NET

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following for the three months ended March 31, 2012:

Trustee fees incurred	$312
Professional fees incurred	13,193
$13,505

15.                               RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

During the three months ended March 31, 2012 and 2011, the Company incurred office expenses totaling $4 and $11, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board of Directors, and P C Georgiopoulos & Co. LLC, and investment management company controlled by Peter C. Georgiopoulos. The balance of $8 and $19 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company incurred fees for legal services aggregating $0 and $81 respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2012 and December 31, 2011, no balance due was outstanding.

During the three months ended March 31, 2012 and 2011, the Company incurred certain entertainment and travel related costs totaling $4 and $157, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.  Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4 and $0 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company incurred certain entertainment costs totaling $0 and $3, respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, Genco made available two of its employees who performed internal audit services for the Company for which the Company was invoiced $47 and $46, respectively, based on actual time spent by the employees, of which the balance due to Genco of $132 and $125 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $14,485 and $12,112, respectively. At March 31, 2012 and December 31, 2011, $5,373 and $3,584, respectively, remains outstanding. Peter Georgiopoulos is the chairman of Aegean’s board of directors, George J. Konomos is a member of the Company’s board of directors and is on the board of directors of Aegean, and John Tavlarios is a member of the Company’s Board of Directors and the president and CEO of the Company and is on the board of directors of Aegean.  In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2012 and 2011 for $15 and $18, respectively. A balance of $15 and $15 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

On January 7, 2012, Peter C. Georgiopoulos assigned to the Company his interest in a limited partnership (the “Investment Partnership”) controlled and managed by Oaktree Capital Management, L.P. which had been granted to him in connection with the transactions contemplated by the Oaktree Credit Facility. The assignment was consummated pursuant to an Assignment of Limited Partnership Interest and an amended and restated exempted limited partnership agreement of the Investment Partnership (the “Partnership Agreement”). As a result of the assignment, the Company received substantially the same rights as Mr. Georgiopoulos had under the Partnership Agreement. Under the Partnership Agreement, the Company will be entitled to an interest in distributions by the Investment Partnership, which in the aggregate will not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions will be made to the Company until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. The Company does not have any rights to participate in the management of the Investment Partnership, and the Company has not made and is not required to make any investment in the Investment Partnership. The Investment Partnership and its subsidiaries currently hold the entire loan made under the Oaktree Credit Facility, as well as all of the detachable warrants issued by the Company in connection therewith.

Amounts due from the related parties described above as of March 31, 2012 and December 31, 2011 are included in Prepaid expenses and other current assets on the consolidated balance sheets; amounts due to the related parties described above as of March 31, 2012 and December 31, 2011 are included in Accounts payable and accrued expenses on the consolidated balance sheets.

16.                               STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 10, 2001, General Maritime Subsidiary adopted the General Maritime Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”). On December 16, 2008, the Company assumed the obligations of General Maritime Subsidiary under the 2001 Stock Incentive Plan in connection with the Arlington Acquisition. The aggregate number of shares of common stock available for award under the 2001 Stock Incentive Plan was increased from 3,886,000 shares to 5,896,000 shares pursuant to an amendment and restatement of the plan as of May 26, 2005. Under this plan, the Company’s compensation committee, another designated committee of the Board of Directors, or the Board of Directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

Since inception of the 2001 Stock Incentive Plan, the Company has issued stock options and restricted stock. Upon the granting of stock options and restricted stock, the Company allocated new shares from its reserve of authorized shares to directors and employees subject to the maximum shares permitted by the 2001 Stock Incentive Plan, as amended. Grants of stock options and restricted shares through December 31, 2010 substantially depleted the 2001 Stock Incentive Plan.

On August 9, 2011, the Company’s shareholders approved the General Maritime Corporation 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”) previously adopted by the Board of Directors. Awards may be granted with respect to an aggregate of 7,500,000 shares of common stock. Under this plan, the Company’s compensation committee, another designated committee of the Board of Directors, or the Board of Directors, may grant a variety of stock based incentive awards to employees, directors and consultants whom the compensation committee (or other committee or the Board of Directors) believes are key to the Company’s success. The compensation committee may award incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, unrestricted stock and performance shares.

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

Stock Options

As of March 31, 2012, there was no unrecognized compensation cost related to nonvested stock option awards.  Also, during the three months ended March 31, 2012 no stock options were granted, forfeited or exercised.  All stock option grants were made under the 2001 Stock Incentive Plan.

The following table summarizes certain information about stock options outstanding as of March 31, 2012, all of which were fully vested by December 31, 2011:

	Options Outstanding, March 31, 2012			Options Exercisable, March 31, 2012
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$10.88	1,675	$10.88	1.6	1,675	$10.88
$16.84	5,025	$16.84	2.1	5,025	$16.84

	6,700	$15.35	2.0	6,700	$15.35

Restricted Stock

The Company’s restricted stock grants to employees generally vest ratably upon continued employment over periods of approximately 4 or 5 years from date of grant.  Certain restricted stock grants to the Company’s Chairman vest approximately 10 years from date of grant.  Restricted stock grants to non-employee directors generally vest over a one-year period.  Such grants are subject to accelerated vesting upon certain circumstances set forth in the relevant grant agreements.  Grants made through December 31, 2010 were made under the 2001 Stock Incentive Plan.  Subsequent grants have been made under the 2011 Stock Incentive Plan.

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

No restricted stock was granted during the three months ended March 31, 2012 and 2011.

A summary of the activity for restricted stock awards during the three months ended March 31, 2012 is as follows:

Weighted
	Number of	Average
	Shares	Fair Value

Outstanding and nonvested, January 1, 2012	2,675,087	$19.66

Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding and nonvested, March 31, 2012	2,675,087	$19.66

The following table summarizes the amortization, which will be included in general and administrative expenses, of all of the Company’s restricted stock grants as of March 31, 2012:

Restricted Stock Grant Date:	2012 *	2013	2014	2015	2016	Thereafter	Total

February 9, 2005	$556	$738	$646	$—	$—	$—	$1,940
April 5, 2005	1,318	1,749	1,749	—	—	—	4,816
December 21, 2005	734	974	974	851	—	—	3,533
December 18, 2006	406	539	539	539	472	—	2,495
December 21, 2007	544	620	620	620	622	544	3,570
December 15, 2008	68	11	—	—	—	—	79
December 23, 2008	126	71	—	—	—	—	197
December 24, 2009	264	144	—	—	—	—	408
December 31, 2010	448	318	128	—	—	—	894
August 9, 2011	17	—	—	—	—	—	17

Total by year	$4,481	$5,164	$4,656	$2,010	$1,094	$544	$17,949

* Represents the period from April 1, 2012 through December 31, 2012.

As of March 31, 2012 and December 31, 2011, there was $17,949 and $19,495, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. As of March 31, 2012, this cost is expected to be recognized as an addition to paid-in capital over a weighted-average period of 1.8 years.

Total compensation cost recognized in income relating to amortization of restricted stock awards for the three months ended March 31, 2012 and 2011 was $1,546 and $2,013, respectively.

17.                               CONSOLIDATING FINANCIAL INFORMATION

The Company holds all of its assets and conducts all of its operations through its subsidiaries, all of which are wholly owned, and has no independent assets or operations. Most of the Company’s subsidiaries are Subsidiary Guarantors under the Senior Notes, which have been reclassified to Liabilities subject to compromise (see Note 12). The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several. Excluding the impact of the Chapter 11 Cases, there are no significant restrictions on the ability of the Company or any of the Subsidiary Guarantors to obtain funds from any of their respective subsidiaries by dividend or loan. During the year ended December 31, 2011, certain Subsidiary Guarantors were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets (see Note 8). Prior to the second quarter of 2011, all of the non-guarantor subsidiaries were minor in significance. Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of operations, statements of comprehensive loss and statements of cash flows as of and for the three months ended March 31, 2012 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, which separately show the parent company, all of its guarantor subsidiaries and all of its non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS:
Cash	$—	$22,853	$12	$—	$22,865
Due from charterers, net	—	32,311	—	—	32,311
Prepaid expenses and other current assets	—	32,967	2,593	—	35,560
Total current assets	—	88,131	2,605	—	90,736

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation	—	1,491,456	—	—	1,491,456
Other fixed assets, net	—	11,208	20	—	11,228
Deferred drydock costs, net	—	26,820	—	—	26,820
Deferred financing costs, net	13,357	20,027	—	—	33,384
Other assets	—	13,828	7,431	—	21,259
Due from subsidiaries	—	1,059,395	—	(1,059,395)	—
Investment in subsidiaries	1,733,416	—	—	(1,733,416)	—
Total noncurrent assets	1,746,773	2,622,734	7,451	(2,792,811)	1,584,147
TOTAL ASSETS	$1,746,773	$2,710,865	$10,056	$(2,792,811)	$1,674,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	$200	$51,343	$1,466	$—	$53,009
Current portion of long-term debt	—	923,268	—	—	923,268
Deferred voyage revenue		58			58
Derivative liability	—	2,869	—	—	2,869
Total current liabilities not subject to compromise	200	977,538	1,466	—	979,204

NONCURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Other noncurrent liabilities	—	2,004	3,184	—	5,188
Derivative liability	—	1,230	—	—	1,230
Due to subsidiaries	1,058,915	—	5,406	(1,064,321)	—
Total liabilities not subject to compromise	1,059,115	980,772	10,056	(1,064,321)	985,622
Liabilities subject to compromise	481,557	1,603	—	—	483,160
TOTAL LIABILITIES	1,540,672	982,375	10,056	(1,064,321)	1,468,782
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,217	—	—	—	1,217
Paid-in capital	638,078	1,733,416	—	(1,733,416)	638,078
Accumulated deficit	(428,268)	—	—	—	(428,268)
Accumulated other comprehensive loss	(4,926)	(4,926)	—	4,926	(4,926)
Total shareholders’ equity	206,101	1,728,490	—	(1,728,490)	206,101
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,746,773	$2,710,865	$10,056	$(2,792,811)	$1,674,883

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
VOYAGE REVENUES:
Voyage revenues	$—	$83,310	$3,607	$—	$86,917
OPERATING EXPENSES:
Voyage expenses	—	46,898	78	—	46,976
Direct vessel expenses	—	23,563	2,449	—	26,012
Bareboat lease expense	—	—	2,457	—	2,457
General and administrative	922	6,055	(226)	—	6,751
Depreciation and amortization	—	22,904	1	—	22,905
Loss on disposal of vessel equipment	—	38	21	—	59
Total operating expenses	922	99,458	4,780	—	105,160
OPERATING LOSS	(922)	(16,148)	(1,173)	—	(18,243)

OTHER INCOME (EXPENSE):
Interest income	—	11	—	—	11
Interest expense	—	(15,196)	—	—	(15,196)
Other income (expense)	—	23	(2)	—	21
Equity in losses of subsidiaries	(45,990)	—	—	45,990	—
Net other expense	(45,990)	(15,162)	(2)	45,990	(15,164)
Loss before reorganization items	(46,912)	(31,310)	(1,175)	45,990	(33,407)
Reorganization items, net	—	(13,505)	—	—	(13,505)
Net loss	$(46,912)	$(44,815)	$(1,175)	$45,990	$(46,912)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(46,912)	$(44,815)	$(1,175)	$45,990	$(46,912)
Unrealized derivative gain, net of reclassifications	—	1,658	—	—	1,658
Foreign currency translation adjustments	—	3	—	—	3
Other comprehensive income	—	1,661	—	—	1,661
Comprehensive loss	$(46,912)	$(43,154)	$(1,175)	$45,990	$(45,251)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used by operating activities	$(1,081)	$(8,847)	$(9,016)	$—	$(18,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other fixed assets	—	(610)	—	—	(610)
Net cash used by investing activites	—	(610)	—	—	(610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on DIP Facility	—	29,000	—	—	29,000
Borrowings under 2011 Credit Facility	—	4,000	—	—	4,000
Deferred financing costs paid	—	(743)	—	—	(743)
Intercompany advances, net	1,055	(9,427)	8,372	—	—
Net cash provided by financing activities	1,055	22,830	8,372	—	32,257

Effect of exchange rate changes on cash balances	—	(22)	—	—	(22)

Net (decrease) increase in cash	(26)	13,351	(644)	—	12,681
Cash, beginning of the year	26	9,502	656	—	10,184
Cash, end of period	$—	$22,853	$12	$—	$22,865

18.                               SUBSEQUENT EVENTS

On April 2, 2012, the Bankruptcy Court (i) approved the Company’s proposed notice of plan modifications to creditors impacted by the Plan, (ii) determined that the Company is not required to re-solicit creditors on account of the plan modifications, and (iii) determined that prior acceptances of the Original Plan will be deemed acceptances of the Plan, as modified. As part of the Plan modifications, the Bankruptcy Court approved the extension of the voting deadline for the Amended Plan from April 10, 2012 to April 25, 2012, and rescheduled the hearing to seek confirmation of the Amended Plan from April 25, 2012 to May 3, 2012.

On April 16, 2012, the Company served a notice of the filing of substantially complete versions of the documents comprising the supplement to the Plan, as amended on May 2, 2012. On April 19, 2012, the Company filed technical modifications to the Plan.

The Bankruptcy Court confirmed the Plan on May 3, 2012 and entered the Confirmation Order confirming the Plan on the Confirmation Date. All voting classes of creditors voted in favor of the Plan, with the Company’s senior secured lenders voting unanimously in favor of the Plan, and approximately 97% in amount and 69% in number of unsecured creditors voting in favor of the Plan.

The Plan is not yet effective. Consummation of the Plan is subject to certain conditions, including those described below under the heading “Summary of the Plan,” that must be satisfied prior to the effective date of the Plan (the “Effective Date”). In addition, the Company must perform various administrative actions in conjunction with emergence from Chapter 11. The Company anticipates that the Effective Date will occur in May 2012. However, there can be no assurance that the Company will satisfy these conditions, complete the required actions and emerge from Chapter 11 within the anticipated timeframe.

Summary of the Plan

The following is a summary of the material terms of the Plan. This summary only highlights certain substantive provisions of the Plan, is not a complete description of the Plan and is qualified in its entirety by reference to the text of the Plan, a copy of is incorporated by reference herein.

The Plan reflects the terms of a global settlement among the Company’s main creditor constituencies that, among other things, provides for a meaningful recovery to the unsecured creditors of the Debtors and resolves all disputes on Plan-related issues between and among the Company, funds managed by Oaktree Capital Management, L.P. and their investment entities (the “Oaktree Funds”), the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), the Company’s senior secured lenders, and the holders of more than 57% of the Senior Notes.

The Plan will substantially deleverage the Company’s balance sheet and position the Company to be a financially stronger global enterprise post-emergence. Through the Plan, (i) the Company’s financial debt will be reduced by approximately $600,000, (ii) the Company’s cash interest expense will be reduced by approximately $42,000 annually, and (iii) the Company will receive a new equity capital infusion of approximately $175,000 from the Oaktree Funds.

Pursuant to the Plan, on the Effective Date, all outstanding prepetition equity securities in the Company, including but not limited to all outstanding shares of the Company’s common stock,

par value $0.01 per share (the “Existing Common Stock”), and all outstanding options and contractual or other rights to acquire any equity securities in the Company, will be canceled and discharged and will be of no further force and effect, whether surrendered for cancelation or otherwise, and holders of such prepetition equity securities will receive no distributions under the Plan in respect thereof. As of the Confirmation Date, there were 121,705,048 shares of Existing Common Stock outstanding.

Holders of allowed unsecured claims against the Company and its debtor subsidiaries that guarantee the Company’s obligations under its secured credit facilities (the “Guarantor Debtors”) will share in $6,000 in cash, warrants which will be exercisable for up to 309,296 shares of the reorganized Company’s new common stock, par value $0.01 per share (the “New Common Stock”) (representing up to three percent of the New Common Stock), and 200,011 shares of New Common Stock (representing two percent of the New Common Stock). The Plan also provides that the Company’s prepetition senior lenders will receive a paydown of part of their existing prepetition obligations and will provide exit financing to the Company (as described in further detail below). In addition, the Plan provides that the Oaktree Funds and the Oaktree Lender will receive 9,800,560 shares of New Common Stock (representing 98% of the New Common Stock (subject to dilution)) for an infusion of $175,000 in new capital from the Oaktree Funds, and the conversion of $175,000 of secured claims under the credit agreement, dated March 29, 2011, as amended and restated on May 6, 2011, by and among the Company, General Maritime Subsidiary, General Maritime Subsidiary II and the Oaktree Lender. In addition, pursuant to the Plan, 10% of the shares of the New Common Stock (or such other amount as determined by the Company’s new Board of Directors), on a fully-diluted basis, will be available for award on or following the Effective Date to eligible employees, directors and/or officers of the Company or its subsidiaries. The Plan also provides that if the total allowed rejection damages claims against the Guarantor Debtors cause the total amount of allowed general unsecured claims to exceed $327,500, then the reorganized Company will be required to make a one-time transfer of the amount specified in the Plan into a reserve account, which transfer will be in the form of cash, New Common Stock or warrants, as determined by the Company.

In addition, pursuant to the Confirmation Order, the Company has been authorized to sell the vessel Genmar Alexandra for scraps, with the net sale proceeds to be repaid to the lenders under the DIP Facility in partial satisfaction of the DIP Facility. Among other things, the application of such net sale proceeds in accordance with the foregoing is a condition precedent to the consummation of the Plan on the Effective Date. The Confirmation Order also provides that if the Company enters into an amendment to the DIP Facility permitting the sale of the Genmar Alexandra and the application of such net sale proceeds in this manner, then the Oaktree Funds shall be deemed to have waived the minimum cash condition to their obligations to consummate the closing of the transactions contemplated by the Equity Purchase Agreement.

DIP Facility

On the Effective Date, pursuant to the Plan, a portion of the $175,000 equity capital infusion from the Oaktree Funds will be used to pay down the DIP Facility (i) all of the liens securing the Company’s obligations under the DIP Facility will be released and (ii) the DIP Facility will be terminated.

Exit Financing

Pursuant to the Plan, as of the Effective Date, the Company will enter into:

• (i) a senior financing facility (the “New Senior 2010 Facility”) in the aggregate principal amount of $273,803 (after giving effect to the paydown of $39,649 to holders of Prepetition 2010 Facility Claims (as described below), and excluding any default interest accrued through and including the Effective Date on account of claims (“Prepetition 2010 Facility Claims”) under or evidenced by the Company’s term loan in an aggregate principal amount of $278,200 and revolving credit facility in an aggregate principal amount of $50,000 (the “Prepetition 2010 Facility”) under the Amended and Restated Credit Agreement, dated as of May 6, 2011 (as amended, modified or supplemented from time to time), among the Company, as parent, Arlington and General Maritime Subsidiary, as guarantors, General Maritime Subsidiary II, as borrower, the lenders thereunder, and Nordea as administrative and collateral agent); and

• (ii) a senior financing facility (the “New Senior 2011 Facility”) in the aggregate principal amount of approximately $509,000 (after giving effect to the paydown of $35,351 to holders of Prepetition 2011 Facility Claims (as described below), and including, to the extent terminated before the Effective Date, amounts owed under the Company’s prepetition swap agreements (together with accrued and unpaid interest thereon) relating to the revolving credit facility (the “Prepetition 2011 Facility”) in an aggregate principal amount of $550,000 under the Second Amended and Restated Credit Agreement, dated as of May 6, 2011 (as amended, modified or supplemented from time to time), among the Company, as parent, Arlington and General Maritime Subsidiary II, as guarantors, General Maritime Subsidiary, as borrower, the lenders thereunder, and Nordea as administrative and collateral agent, and excluding any default interest accrued through and including the Effective Date on account of claims (“Prepetition 2011 Facility Claims”) under or evidenced by the Prepetition 2011 Facility).

Articles of Incorporation and By-Laws

The Plan provides that the Company will adopt an Amended and Restated Articles of Incorporation (the “Amended Articles”), which is expected to become effective on the Effective Date. The Amended Articles will authorize the Company to issue up to 15,000,000 shares of New Common Stock and up to 5,000,000 shares of preferred stock, par value $0.01 per share. In addition, in connection with the Plan, the Company will adopt Amended and Restated By-Laws, which are expected to become effective on the Effective Date.

Board of Directors

As of the Effective Date, pursuant to the Plan, the reorganized Company is expected to have a newly appointed five-member Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers to perform their obligations owed to us; (iii) the loss or material downtime of significant vendors and service providers; (iv) changes in demand; (v) a material decline or prolonged weakness in rates in the tanker market; (vi) changes in production of or demand for oil and petroleum products, generally or in particular regions; (vii) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (viii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (ix) actions taken by regulatory authorities; (x) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (xi) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xii) changes in the typical seasonal variations in tanker charter rates; (xiii) changes in the cost of other modes of oil transportation; (xiv) changes in oil transportation technology; (xv) increases in costs, including, without limitation: crew wages, insurance, provisions, repairs and maintenance; (xvi) changes in general domestic and international political conditions; (xvii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xviii) changes in the itineraries of our vessels; (xix) adverse changes in foreign currency exchange rates affecting our expenses; (xx) financial market conditions; (xxi) our ability to comply with the covenants and conditions and borrow under our credit facilities; (xxii) the effects of changes in our credit rating; (xxiii) our ability to timely and effectively implement and execute our plan to restructure our capital structure; (xxiv) our ability to arrange and consummate financing or sale transactions or to access capital; (xxv) the extent to which our operating results continue to be affected by weakness in market conditions and charter rates; (xxvi) our ability to continue as a going concern; (xxvii) the satisfaction of the conditions to the consummation of the Plan, as described in the Plan; (xxviii) the satisfaction of the conditions under the Equity purchase agreement (as defined below), or the occurrence of any event, change or other circumstance that could give rise to the termination of such equity purchase agreement; (xxix) whether we are able to generate sufficient cash flows to meet its liquidity needs, service its indebtedness and finance the ongoing obligations of our business as contemplated by the Plan, including the extent to which our operating results may continue to be affected by weakness in market conditions and charter rates; (xxx) the effects of the Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the cases in general; (xxxi) the length of time we will operate under the Chapter 11 Cases; (xxxii) the pursuit by our various creditors, equity holders and other constituents of their interests in the Chapter 11 Cases in general; (xxxiii) other potential adverse effects of the Chapter 11 proceedings on liquidity or results of operations in general, including our ability to operate pursuant to the terms of the debtor-in-possession facility and increased administrative and restructuring costs related to the Chapter 11 Cases; (xxxiv) our ability to maintain contracts that are critical to its operation, to obtain and maintain acceptable terms with its vendors, customers and service providers and to retain key executives, managers and employees; (xxxv) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses required to recognize such recoveries and reconcile such claims; (xxxvi) our ability to close on the New Senior 2010 Facility and the New Senior 2011 Facility; (xxxvii) any appeals of the Confirmation Order; and (xxxviii) the other factors listed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2012 and 2011. You should consider the foregoing when reviewing the condensed consolidated financial statements and this discussion. You should read this section together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

Overview

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

On June 3, 2010, we entered into agreements to purchase seven tankers (the “Metrostar Vessels”), consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings from subsidiaries of Metrostar Management Corporation for an aggregate purchase price of approximately $620 million.  All of the vessels have been delivered to us between July 2010 and April 2011.

A summary of our completed vessel acquisitions and dispositions (excluding vessels leased back from purchaser) between January 1, 2010 and May 6, 2012 is as follows:

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

Our Arlington Vessels, which were acquired pursuant to the acquisition of Arlington Tankers Ltd. (“Arlington”) on December 16, 2008 (the “Arlington Acquisition”), and Metrostar Vessels are party to technical management agreements with third parties.  However, we provide commercial management for our Arlington Vessels and our Metrostar Vessels.  Two Handymax vessels (Stena Concept and Stena Contest) were party to fixed-rate ship management agreements with Northern Marine, which expired in July 2011.  Under these fixed-rate ship management agreements, Northern Marine was responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses.  Northern Marine had outsourced some of these services to third-party providers.  We had agreed to guarantee the obligations of each of our vessel subsidiaries under the ship management agreements.

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

Effects of Sustained Weakness in Shipping Industry Conditions on Cash Flow

For the past three years, the oil tanker industry has experienced extended weakness in global demand for its services.  The industry has also experienced an oversupply of tankers competing for that demand.  As a result, according to Clarksons PLC, charter rates for oil tankers declined by approximately 69% from July 2008 to December 2011. Weakness in charter rates has directly and adversely affected our operating results.  Although our average fleet size increased from 21.5 vessels to 34.6 vessels over the last three years, our cash provided by operating activities declined from $114.4 million for the year ended December 31, 2008 to net cash used by operating activities of $18.9 million for the three month period ended March 31, 2012. Several of our time charters (with higher charter rates than the prevailing spot market) expired during the year ended December 31, 2011 and three months ended March 31, 2012.  This, in turn, increased our exposure to the market for spot charters, thereby adversely affecting our cash flows.

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

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under substantially all of our pre-petition debt obligations. However, under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate.

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

For more information regarding the Chapter 11 Cases, see “Part I. Item 1. Business—Overview” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

As previously disclosed, on January 31, 2012, we filed a joint plan of reorganization with the Bankruptcy Court, as modified on February 26, 2012 and February 29, 2012 (the “Original Plan”). On March 26, 2012, as previously disclosed, we filed the second amended plan of reorganization (as amended, the “Amended Plan”) with the Bankruptcy Court, which amended the Original Plan. On April 2, 2012, the Bankruptcy Court (i) approved the Company’s proposed notice of plan modifications to creditors impacted by the Amended Plan, (ii) determined that the Company is not required to re-solicit creditors on account of the plan modifications, and (iii) determined that prior acceptances of the Original Plan will be deemed acceptances of the Amended Plan, as modified. As part of the Plan modifications, the Bankruptcy Court approved the extension of the voting deadline for the Amended Plan from April 10, 2012 to April 25, 2012, and rescheduled the hearing to seek confirmation of the Amended Plan from April 25, 2012 to May 3, 2012. Also as previously disclosed, on April 16, 2012, we served a notice of the filing of substantially complete versions of the documents comprising the supplement to the Amended Plan, as amended on May 2, 2012. On April 19, 2012, we filed technical modifications to the Amended Plan (as so modified, the “Modified Plan”).

The Bankruptcy Court confirmed the Modified Plan (as so confirmed, the “Plan”) on May 3, 2012 and entered an order (the “Confirmation Order”) confirming the Plan on May 7, 2012 (the “Confirmation Date”).

The Plan is not yet effective. Consummation of the Plan is subject to certain conditions, including those described below under “Summary of the Plan,” that must be satisfied prior to the effective date of the Plan (the “Effective Date”). In addition, we must perform various administrative actions in conjunction with emergence from the Chapter 11 Cases. We anticipate that the Effective Date will occur in May 2012. However, there can be no assurance that the Company will satisfy these conditions, complete the required actions and emerge from chapter 11 within the anticipated timeframe.

The Equity Purchase Agreement

On November 16, 2011, we entered into an Equity Financing Commitment Letter with OCM Marine Investments CTB, Ltd. On December 15, 2011, the Bankruptcy Court issued an order (the “EPA Order”) authorizing us to enter into an Equity Purchase Agreement, dated as of December 15, 2011, as modified by the EPA Order (the “Equity Purchase Agreement”), with Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (collectively, the “Oaktree Funds”). On February 27, 2012, we entered into a Limited Waiver Agreement to the Equity Purchase Agreement.

On March 26, 2012, we entered into the first amendment to the Equity Purchase Agreement with the Oaktree Funds (the “EPA Amendment”).  The EPA Amendment provides for, among other things, (i) our issuance to the Oaktree Funds of three percent of the equity in the reorganized Company as a commitment fee, instead of warrants exercisable for up to five percent of the equity in the reorganized Company, (ii) a decrease in our minimum cash requirements from $20 million to $14 million, (iii) the consent of the Oaktree Funds to the filing, implementation and confirmation of the Amended Plan (as described below), and (iv) other changes required in connection with the execution of the Plan Support Agreement (as described below).

The Plan Support Agreement

On March 26, 2012, we entered into a Plan Support Agreement (the “Plan Support Agreement”) with (i) the Oaktree Lender (as defined below), (ii) the Creditors’ Committee (as defined below), and (iii) the holders of over 40% of our 12% Senior Notes due November 15, 2017 (collectively, the “Plan Support Parties”). Subsequent to entry into the Plan Support Agreement, an additional holder executed a joinder to the Plan Support Agreement, which now has the support of the holders of approximately 57% of the Senior Notes (as defined below). Pursuant to the Plan Support Agreement, the Plan Support Parties agreed to vote in favor of, or otherwise support, the Amended Plan. The Plan Support Agreement was designed to facilitate a consensual confirmation process among the Plan Support Parties.

The Plan Support Agreement may be terminated upon the occurrence of specified events, including if: (i) we or the Plan Support Parties breach their respective obligations or covenants under the Plan Support Agreement; (ii) our Board of Directors determines that the Plan is inconsistent with its fiduciary duties; (iii) we are directed to commence the alternative sale process contemplated by the terms of DIP Facility; (iv) the Restructuring Support Agreement, entered into November 16, 2011, by and among the Company, all of its subsidiaries and certain of its lenders (the “Support Agreement”), is terminated; (v) the Equity Purchase Agreement is terminated; or (vi) if the Plan Support Agreement was not approved by the Bankruptcy Court by April 16, 2012.

The Bankruptcy Court approved the Debtors entry into the Plan Support Agreement on April 2, 2012.

Summary of the Plan

The following is a summary of the material terms of the Plan. This summary only highlights certain substantive provisions of the Plan, is not a complete description of the Plan and is qualified in its entirety by reference to the text of the Plan. Capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q have the respective meanings set forth in the Plan.

The Plan reflects the terms of a global settlement among our main creditor constituencies that, among other things, provides for a meaningful recovery to unsecured creditors and resolves all disputes on Plan-related issues between and among us and our debtor subsidiaries, the Oaktree Funds, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), our senior secured lenders, and the holders of more than 57% of our 12% Senior Notes due November 15, 2017 (the “Senior Notes”).

The Plan will substantially deleverage our balance sheet and position us to be a financially stronger global enterprise post-emergence. Through the Plan, (i) our financial debt will be reduced by approximately $600 million, (ii) our cash interest expense will be reduced by approximately $42 million annually, and (iii) we will receive a new equity capital infusion of approximately $175 million from the Oaktree Funds.

Pursuant to the Plan, on the Effective Date, all outstanding prepetition equity securities in the Company, including but not limited to all outstanding shares of our common stock, par value $0.01 per share (the “Existing Common Stock”), and all outstanding options and contractual or other rights to acquire any equity securities in the Company, will be canceled and discharged and will be of no further force and effect, whether surrendered for cancelation or otherwise, and holders of such prepetition equity securities will receive no distributions under the Plan in respect thereof. As of the Confirmation Date, there were 121,705,048 shares of Existing Common Stock outstanding.

Holders of allowed unsecured claims against the Company and its Debtor subsidiaries that guarantee the Company’s obligations under its secured credit facilities (the “Guarantor Debtors”) will share in $6 million in cash, warrants which will be exercisable for up to 309,296 shares of the reorganized Company’s new common stock, par value $0.01 per share (the “New Common Stock”) (representing up to three percent of the New Common Stock), and 200,011 shares of New Common Stock (representing two percent of the New Common Stock). The Plan also provides that our prepetition senior lenders will receive a $75.0 million paydown of part of their existing prepetition obligations and will provide exit financing to us (as described below). In addition, the Plan provides that the Oaktree Funds and OCM Marine Investments CTB, Ltd. (the “Oaktree Lender”) will receive 9,800,560 shares of New Common Stock (representing 98% of the New Common Stock (subject to dilution)) for an infusion of $175 million in new capital from the Oaktree Funds, and the conversion of $175 million of secured claims under the credit agreement, dated March 29, 2011, as amended and restated on May 6, 2011, by and among the Company, General Maritime Subsidiary Corporation (“General Maritime Subsidiary”), General Maritime Subsidiary II Corporation (“General Maritime Subsidiary II”) and the Oaktree Lender. In addition, pursuant to the Plan, 10% of the shares of the New Common Stock (or such other amount as determined by the Company’s new Board of Directors), on a fully-diluted basis, will be available for award on or following the Effective Date to eligible employees, directors and/or officers of the Company or its subsidiaries. The Plan also provides that if the total allowed rejection damages claims against the Guarantor Debtors cause the total amount of allowed general unsecured claims to exceed $327.5 million, then the reorganized Company will be required to make a one-time transfer of the amount specified in the Plan into a reserve account, which transfer will be in the form of cash, New Common Stock or warrants, as determined by the Company.

In addition, pursuant to the Confirmation Order, we have been authorized to sell the vessel Genmar Alexandra for scraps with the net sale proceeds to be repaid to the lenders under the DIP Facility in partial satisfaction of the DIP Facility. Among other things, the application of such net sale proceeds in accordance with the foregoing is a condition precedent to the consummation of the Plan on the Effective Date. The Confirmation Order also provides that if we enter into an amendment to the DIP Facility permitting the sale of the Genmar Alexandra and the application of such net sale proceeds in this manner, then the Oaktree Funds shall be deemed to have waived the minimum cash condition to their obligations to consummate the closing of the transactions contemplated by the Equity Purchase Agreement.

DIP Facility

On the Effective Date, pursuant to the Plan, (i) a portion of the $175 million equity capital infusion from the Oaktree Funds will be used to pay down in full the DIP Facility, (ii) all of the liens securing our obligations under the DIP Facility will be released, and (iii) the DIP Facility will be terminated.

For more information regarding the DIP Facility see — “Item 2. Management’s Discussion and Analysis — Liquidity and Capital Resources — DIP Facility.”

Exit Financing

Pursuant to the Plan, as of the Effective Date, we will enter into:

•                  (i) a senior financing facility (the “New Senior 2010 Facility”) in the aggregate principal amount of $273.8 million (after giving effect to the paydown of $39.6 million to holders of Prepetition 2010 Facility Claims (as described below), and excluding any default interest accrued through and including the Effective Date on account of claims (“Prepetition 2010 Facility Claims”) under or evidenced by our term loan in an aggregate principal amount of $278.2 million and revolving credit facility in an aggregate principal amount of $50 million under the Amended and Restated Credit Agreement, dated as of May 6, 2011 (as amended, modified or supplemented from time to time), among the Company, as parent, Arlington and General Maritime Subsidiary, as guarantors, General Maritime Subsidiary II, as borrower, the lenders thereunder, and Nordea as administrative and collateral agent); and

•                  (ii) a senior financing facility (the “New Senior 2011 Facility”, and, together with the New Senior 2010 Facility, the “Exit Facilities”) in the aggregate principal amount of $508.9 million (after giving effect to the paydown of $35.3 million to holders of Prepetition 2011 Facility Claims (as described below), and including, to the extent terminated before the Effective Date, amounts owed under our prepetition swap agreements (together with accrued and unpaid interest thereon) relating to the revolving credit facility (the “Prepetition 2011 Facility”) in an aggregate principal amount of $550 million under the Amended and Restated Credit Agreement, dated as of May 6, 2011 (as amended, modified or supplemented from time to time), among the Company, as parent, Arlington and General Maritime Subsidiary II, as guarantors, General Maritime Subsidiary, as borrower, the lenders thereunder, and Nordea as administrative and collateral agent, and excluding any default interest accrued through and including the Effective Date on account of claims (“Prepetition 2011 Facility Claims”) under or evidenced by the Prepetition 2011 Facility).

Articles of Incorporation and By-Laws

The Plan provides that we adopt an Amended and Restated Articles of Incorporation (the “Amended Articles”), which is expected to become effective on the Effective Date. The Amended Articles will authorize us to issue up to 15,000,000 shares of New Common Stock and up to 5,000,000 shares of preferred stock, par value $0.01 per share. In addition, in connection with the Plan, we will adopt Amended and Restated By-Laws, which are expected to become effective on the Effective Date.

Board of Directors

As of the Effective Date, pursuant to the Plan, we are expected to have a newly appointed five-member Board of Directors.

Pre-Petition Claims

On January 17, 2012, we filed schedules of our assets and liabilities existing as of the commencement of the Chapter 11 Cases with the Bankruptcy Court. In January 2012, the Bankruptcy Court set February 23, 2012 as the general bar date (the date by which most persons that wished to assert a pre-petition claim against us had to file a proof of claim in writing). On March 15, 2012, the Bankruptcy Court entered an order authorizing the establishment of certain claims objection and settlement procedures to reconcile and resolve certain proofs of claim filed in the Chapter 11 Cases.

We have received approximately 1901 proofs of claim, including 219 late-filed claims.  Approximately 311 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.

We are currently in the process of reviewing and evaluating the factual and legal basis of the proofs of claim filed against us.  In accordance with the order establishing claims objection and settlement procedures, we contacted a number of individuals who filed proofs of claim that we believe asserted claims for which we have no liability seeking a consensual withdrawal of such claims.  Approximately 668 claims have been consensually withdrawn, in an aggregate liquidated amount of $334.1 million. We anticipate that, upon review and evaluation, a significant number of additional proofs of claim may be duplicative and/or legally or factually without merit.  As to those claims with which we disagree, we intend to file objections with the Bankruptcy Court. However, there can be no assurance that certain of these claims will not be allowed in the full amount asserted.

On April 4, 2012, pursuant to our obligations under the Plan and Plan Support Agreement, we filed a motion seeking to estimate class 7 claims against the Guarantor Debtors for purposes of establishing an Unsecured Claims Reserve (as defined in the Plan).  The vast majority of the class 7 claims against the Guarantor Debtors arise from the $318.2 million in Senior Note Claims (as defined in the Plan).  On April 26, 2012, the Bankruptcy Court entered an order approving the Unsecured Claims Reserve estimating the total amount of general unsecured claims against the Guarantor Debtors (other than Allowed Rejection Damage Claims (as defined in the Plan) and OCM Facility Deficiency Claims (as defined in the Plan)) as $327.5 million. The vast majority of this amount consists of the $318.2 million in Senior Note Claims (as defined in the Plan).

Bankruptcy Reporting Requirements

Additional information on the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 Cases is available at our restructuring website, www.GMRRestructuring.com. We have submitted monthly operating reports to the Bankruptcy Court pursuant to the Bankruptcy Code. While we believe that these reports provide then-current information required under federal bankruptcy law, they have been nonetheless unconsolidated, unaudited, prepared in a format different from that used in our consolidated financial statements filed under the securities laws and have only been prepared for our combined entities. Accordingly, we believe that the substance and format of the materials will not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court have been prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the SEC.

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

Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) successfully implement our plan of reorganization, (ii) comply with the financial and other covenants contained in the DIP Facility, and, after the effective date of the Plan, the Exit Facilities (iii) reduce debt and other liabilities through the bankruptcy process, (iv) return to profitability, (v) generate sufficient cash flow from operations, and (vi) maintain sufficient funds to meet our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility and the Equity Purchase Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements. In particular, such financial statements do not purport to show (i) as to assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to shareholder accounts, the effect of any changes that may be made in our capitalization or (iv) as to operations, the effects of any changes that may be made in the underlying business. The Plan will likely cause material changes to the amounts currently disclosed in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

We were required to apply the Financial Accouting Standards Board’s (“FASB”) provisions of Reorganizations effective on November 17, 2011, which is applicable to companies under bankruptcy protection, which generally does not change the manner in which financial statements are prepared. However, the FASB’s provisions do require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the year ended December 31, 2011. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Each of our 2011 Credit Facility, 2010 Amended Credit Facility and Oaktree Credit Facility have priority over our unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The accompanying consolidated financial statements do not reflect any adjustments relating to the classification of assets or liabilities as a result of adopting the requirements of bankruptcy accounting. In addition, these accompanying consolidated financial statements do not reflect any adjustments of the carrying value of assets and liabilities which may result from any plan of reorganization adopted by us.

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

•                  the 2010 Amended Credit Facility, relating to approximately $314.1 million of principal and accrued and unpaid interest outstanding; and

•                  the Senior Notes, relating to approximately $318.0 million of principal and accrued and unpaid interest outstanding.

As a result of the filing of the Chapter 11 Cases, all indebtedness outstanding under each of the Oaktree Credit Facility, the 2011 Credit Facility, the 2010 Amended Credit Facility and the Indenture, each as described below, was accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against us and the application of the applicable provisions of the Bankruptcy Code.

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

Time charter. Contract for hire of a vessel under which the shipowner is paid charterhire on a per day basis for a certain period of time. The shipowner is responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage expenses. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

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

RESULTS OF OPERATIONS

Set forth below are selected historical consolidated and other data of General Maritime Corporation at the dates and for the periods shown.

INCOME STATEMENT DATA	Three months ended
(In thousands, except per share data)	March 31, 2012	March 31, 2011
Voyage revenues	$86,917	$102,933
Voyage expenses	46,976	43,951
Direct vessel expenses	26,012	29,840
Bareboat lease expense	2,457	1,584
General and administrative expenses	6,751	8,787
Depreciation and amortization	22,905	22,434
Goodwill impairment	—	1,818
Loss on disposal of vessels and vessel equipment	59	3,285
Total operating expenses	105,160	111,699
Operating loss	(18,243)	(8,766)
Net interest expense	(15,185)	(22,858)
Other income	21	84
Reorganization items, net	(13,505)	—
Net loss	$(46,912)	$(31,540)

Basic loss per share	$(0.39)	$(0.36)

Diluted loss per share	$(0.39)	$(0.36)

Basic weighted average shares outstanding, thousands	119,030	86,623
Diluted weighted average shares outstanding, thousands	119,030	86,623

BALANCE SHEET DATA, at end of period
(Dollars in thousands)	March 31, 2012	December 31, 2011
Cash	$22,865	$10,184
Current assets, including cash	90,736	73,145
Total assets	1,674,883	1,671,288
Current liabilities	979,204	932,346
Total long-term debt (excludes liabilities subject to compromise)	923,268	890,268
Shareholders’ equity	206,101	249,806

OTHER FINANCIAL DATA	Three months ended
(dollars in thousands except average daily results)	March 31, 2012	March 31, 2011

Net cash (used) provided by operating activities	$(18,944)	$24,499
Net cash (used) provided by investing activities	(610)	82,563
Net cash provided (used) by financing activities	32,257	(61,065)
Capital and drydock expenditures
Vessel sales	—	85,301
Drydocking or capitalized survey or improvement costs	(5,148)	(4,402)
Weighted-average long-term debt	943,015	1,343,286

OTHER DATA
EBITDA (1)	(8,822)	13,752

FLEET DATA
Total number of vessels including vessels chartered in (at end of period)	33	34
Average number of vessels (2)	33.0	35.9
Total vessel operating days for fleet (3)	2,726	2,974
Total time charter days for fleet	1,406	1,445
Total spot market days for fleet	1,320	1,529
Total calendar days for fleet (4)	3,003	3,228
Fleet utilization (5)	90.8%	92.1%

AVERAGE DAILY RESULTS
Time Charter Equivalent (6)	$14,649	$19,833
Direct vessel operating expenses per vessel (7)	8,662	9,244

	Three months ended
	March 31, 2012	March 31, 2011
EBITDA Reconciliation
Net Loss	$(46,912)	$(31,540)
+ Net interest expense	15,185	22,858
+ Depreciation and amortization	22,905	22,434
EBITDA	$(8,822)	$13,752

(1) EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. EBITDA is included because it is used by management and certain investors as a measure of operating performance. EBITDA is used by analysts in the shipping industry as a common performance measure to compare results across peers. Management uses EBITDA as a performance measure in consolidating monthly internal financial statements and is presented for review at our board meetings. We believe that EBITDA is useful to investors as the shipping industry is capital intensive which often brings significant cost of financing. EBITDA is not an item recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as an alternative to net income (loss), operating income (loss) or any other indicator of a company’s operating performance required by GAAP. The definition of EBITDA used here may not be comparable to that used by other companies.

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

	FOR THE THREE MONTHS
STATEMENT OF OPERATIONS DATA	ENDED MARCH 31,
(Dollars in thousands)	2012	2011

Voyage revenues	$86,917	$102,933
Voyage expenses	(46,976)	(43,951)
Net voyage revenues	$39,941	$58,982

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

Margin analysis for the indicated items as a percentage of net voyage revenues for the three months ended March 31, 2012 and 2011 is set forth in the table below.

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2012	2011
INCOME STATEMENT DATA
Net voyage revenues	100.0%	100.0%
Direct vessel expenses	65.1%	50.6%
Bareboat lease expense	6.2%	2.7%
General and administrative expenses	16.9%	14.9%
Depreciation and amortization	57.3%	38.0%
Goodwill impairment	0.0%	3.1%
Loss on disposal of vessels and vessel equipment	0.1%	5.6%
Operating loss	-45.6%	14.9%
Net interest expense	38.0%	38.8%
Other income	0.1%	0.2%
Reorganization items, net	33.8%	0.0%
Net loss	-117.5%	-53.5%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

VOYAGE REVENUES—Voyage revenues decreased by $16.0 million, or 15.6%, to $86.9 million for the three months ended March 31, 2012 compared to $102.9 million for the prior year period. This decrease is due to a decrease in the number of vessel operating days and fleet utilization during the three months ended March 31, 2012 compared to the prior year period as well as a weak rate environment for vessels both on time charters and on the spot market.  During the three months ended March 31, 2012, the number of vessel operating days including those attributable to the Chartered-in Vessels, decreased by 8.3% to 2,726 days from 2,974 days in the prior year period.  This decrease reflects the sale of five vessels that were not leased back, partially offset by the acquisition of a newly built Suezmax vessel in April 2011.  The average size of our fleet during the three months ended March 31, 2012 was 33.0 (8.0 Aframax, 12.0 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels during the prior year period.  In addition to off hire days for scheduled drydocking, we experienced additional off hire days during the three months ended March 31, 2012 associated with unscheduled repairs of a longitudinal crack on the Genmar Companion and inspections for the potential sale of the Genmar Alexandra.  This decrease in voyage revenues also reflects lower time charter revenues and lower spot voyage rates associated with a weaker spot voyage market during the three months ended March 31, 2012 compared to the prior year period as well as a decline in time charter rates during the three months ended March 31, 2012 as compared to the prior year period, as discussed below under “Net Voyage Revenues”.

VOYAGE EXPENSES—Voyage expenses increased by $3.0 million, or 6.9%, to $47.0 million for the three months ended March 31, 2012 compared to $44.0 million for the prior year period.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  During the three months ended March 31, 2012, the number of days our vessels operated under spot charters decreased by 209 days, or 13.7%, to 1,320 days (364 days Aframax and 956 days Suezmax) from 1,529 days (387 days Aframax, 717 days Suezmax, 360 days VLCC, 38 days Panamax and 27 days Handymax) during the prior year period.  Such increase in voyage expenses occurred, in spite of the decrease in spot voyage days, due primarily to the following factors.  During the three months ended March 31, 2012, we paid $1.4 million to charter-in a vessel to substitute for a Panamax vessel that was being repaired; there was no comparable transaction for the prior year period.  Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $1.3 million, or 21.0%, to $7.4 million during the three months ended March 31, 2012 compared to $6.1 million during the prior year period.  This increase in overall port costs reflects a 40.2% increase in port costs per spot day to $5,596 for the three months ended March 31, 2012 compared to $3,992 for the prior year period.  In addition, during the three months ended March 31, 2012, fuel costs increased by $0.2 million, or 0.6%, to $35.1 million during the three months ended March 31, 2012 compared to $34.9 million during the prior year period.  This increase in fuel cost corresponds to a 16.6% increase in fuel cost per spot voyage day to $26,623 during the three months ended March 31, 2012 compared to $22,839 during the prior year period.

NET VOYAGE REVENUES—Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $19.1 million, or 32.3%, to $39.9 million for the three months ended March 31, 2012 compared to $59.0 million for the prior year period.  This decrease is primarily attributable to lower TCE rates earned during the three months ended March 31, 2012 compared to prior year period.  Our average daily TCE rates decreased to $14,649 per day during the three months ended March 31, 2012 compared to $19,833 per day for the prior year period.  This decrease in TCE during the three months ended March 31, 2012 as compared to the prior year period is attributable to a decline in spot charter rates due to a weaker rate environment and a decrease in time charter rates due to time charters that have expired during 2010 and 2011 which had rates higher than current market rates.  Accordingly, when these time charters expired, the vessels were either put on time charters with lower rates or placed in the spot voyage charter market.  Also contributing to this decrease is an 8.1% decrease in the size of our fleet to 33.0 (8.0 Aframax, 12.0 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels during the prior year period. The following table includes additional data pertaining to net voyage revenue:

	Three months ended March 31,		Increase	%
	2012	2011	(Decrease)	Change

Net voyage revenue (in thousands):
Time charter:
Aframax	$4,302	$7,699	$(3,397)	-44.1%
Suezmax	2,100	7,709	(5,609)	-72.8%
VLCC	9,496	7,443	2,053	27.6%
Panamax	1,042	1,799	(757)	-42.1%
Product	4,699	4,252	447	10.5%
Total	21,639	28,902	(7,263)	-25.1%

Spot charter:
Aframax	3,026	3,875	(849)	-21.9%
Suezmax	15,276	16,768	(1,492)	-8.9%
VLCC	—	8,615	(8,615)	-100.0%
Panamax	—	488	(488)	n/a
Product	—	334	(334)	n/a
Total	18,302	30,080	(11,778)	-39.2%

TOTAL NET VOYAGE REVENUE	$39,941	$58,982	$(19,041)	-32.3%

Vessel operating days:
Time charter:
Aframax	282	460	(178)	-38.8%
Suezmax	101	282	(181)	-64.0%
VLCC	555	236	319	135.1%
Panamax	114	141	(27)	-19.3%
Product	355	326	29	8.7%
Total	1,406	1,445	(39)	-2.7%

Spot charter:
Aframax	364	387	(23)	-6.0%
Suezmax	956	717	239	33.4%
VLCC	—	360	(360)	n/a
Panamax	—	38	(38)	n/a
Product	—	27	(27)	n/a
Total	1,320	1,529	(209)	-13.7%

TOTAL VESSEL OPERATING DAYS	2,726	2,974	(248)	-8.3%

AVERAGE NUMBER OF VESSELS	33.0	35.9	(2.9)	-8.1%

Time Charter Equivalent (TCE):
Time charter:
Aframax	$15,269	$16,738	$(1,469)	-8.8%
Suezmax	$20,693	$27,338	$(6,645)	-24.3%
VLCC	$17,115	$31,537	$(14,422)	-45.7%
Panamax	$9,152	$12,759	$(3,607)	-28.3%
Product	$13,255	$13,043	$212	1.6%
Combined	$15,386	$20,002	$(4,616)	-23.1%

Spot charter:
Aframax	$8,320	$10,013	$(1,693)	-16.9%
Suezmax	$15,974	$23,386	$(7,412)	-31.7%
VLCC	$—	$23,931	$(23,931)	-100.0%
Panamax	$—	$12,835	$(12,835)	n/a
Product	$—	$12,369	$(12,369)	n/a
Combined	$13,865	$19,673	$(5,808)	-29.5%

TOTAL TCE	$14,649	$19,833	$(5,184)	-26.1%

As of March 31, 2012, 12 of our vessels are on time charters expiring between June 2012 and August 2013, as shown below:

Vessel	Vessel Type	Expiration Date	Daily Rate (1)

Genmar Ajax	Aframax	June 1, 2012	$13,750
Genmar Companion	Panamax	February 10, 2013	$15,000	(2)
Genmar Compatriot	Panamax	February 23, 2013	$15,000	(2)
Genmar Concord	Handymax	March 30, 2013	$14,000	(3)
Genmar Consul	Handymax	February 7, 2013	$14,000	(4)
Genmar Defiance	Aframax	June 14, 2012	$14,175
Genmar Harriet G	Suezmax	August 17, 2013	$20,750	(5)
Genmar Atlas	VLCC	July 4, 2012	$15,000	(6)
Genmar Poseidon	VLCC	July 19, 2012	$15,000	(6)
Genmar Strength	Aframax	September 3, 2012	$20,000
Stena Concept	Handymax	July 4, 2012	$14,000
Stena Contest	Handymax	July 4, 2012	$14,000

(1) Before brokers’ commissions.
(2) $15,000 per day with 50/50 profit sharing.
(3) Daily rate increases to $16,000 on September 30, 2012.
(4) Rate increases to $16,000 on August 7, 2012.
(5) Rate increases to $22,750 on August 17, 2012.
(6) Charter is a floor of $15,000 and 50/50 profit sharing above $30,000.

DIRECT VESSEL EXPENSES—Direct vessel expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, decreased by $3.8 million, or 12.8%, to $26.0 million for the three months ended March 31, 2012 compared to $29.8 million for the prior year period.  This decrease primarily reflects an 8.1% decrease in the size of our fleet to 33.0 (8.0 Aframax, 12.0 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels compared to 35.9 (11.3 Aframax, 11.6 Suezmax, 4.0 Handymax (including three Chartered-in Vessels), 7.0 VLCC, and 2.0 Panamax) vessels during the prior year period.  Also contributing to this decrease are lower crewing costs, insurance, maintenance and repair costs on our Aframax vessels during the three months ended March 31, 2012 compared to the prior year period associated with preparing certain of these vessels for their sale during the three months ended March 31, 2011.  In addition, during the three months ended March 31, 2011, crewing costs on the six Metrostar Vessels (five VLCCs and one Suezmax) acquired during the second half of 2010 included the additional costs of overlapping of crews as these vessels were being integrated into our fleet and, therefore, these costs were higher during the three months ended March 31, 2011 compared to March 31, 2012.  Two VLCCs, two Aframax vessels (including one for which the drydock was canceled due to management’s decision to sell the vessel) and a Suezmax vessel that were scheduled to undergo drydocks in 2011 incurred additional maintenance and repair expenses in anticipation of such drydocks and, therefore, these costs were higher during the three months ended March 31, 2011 compared to March 31, 2012.

Partially offsetting these decreases in direct vessel expenses is an increase in insurance, maintenance and repair on our Panamax vessels during the three months ended March 31, 2012, particularly due to the repairs of a longitudinal crack on the Genmar Companion, which kept that vessel out of service for much of the period. In addition, during 2011, the fixed-fee technical management contracts with Northern Marine expired for two our Handymax vessels.  These vessels were subsequently placed on technical management contracts which were not on a fixed fee under which actual direct vessel expenses, including insurance, increased for such vessels.  On a daily basis, direct vessel expenses per vessel decreased by $582, or 6.3%, to $8,662 ($7,868 Aframax, $8,409 Suezmax, $9,751 VLCC, $9,490 Panamax, $8,692 Handymax) for the three months ended March 31, 2012 compared $9,244 ($9,208 Aframax, $8,462 Suezmax, $11,465, VLCC, $9,040 Panamax, $7,831 Handymax) for the prior year period.  Changes in daily costs are primarily due to reasons described above.

We estimate that direct vessel expenses will decrease to approximately $104 million for 2012 compared to 2011 actual results based on daily budgeted direct vessel expenses on our Aframax vessels, Suezmax vessels, VLCCs, Panamax vessels and Handymax vessels of $8,749, $8,613, $9,988, $7,839 and $7,477, respectively. The budgets for the Aframax and Suezmax vessels are based on 2011 actual results adjusted for certain 2011 events not expected to recur or anticipated 2012 events which did not occur in 2011. The budgeted amounts include no provisions for unanticipated repair or other costs. We cannot assure you that our budgeted amounts will reflect our actual results. Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

BAREBOAT LEASE EXPENSE — Bareboat lease expense during the three months ended March 31, 2012 and 2011 was $2.5 million and $1.6 million, respectively.  It represents the straight-line lease expense relating to the bareboat charters of the Chartered-in Vessels, which commenced in January and February 2011.

GENERAL AND ADMINISTRATIVE EXPENSES—General and administrative expenses decreased by $2.0 million, or 22.5%, to $6.8 million for the three months ended March 31, 2012 compared to $8.8 million for the prior year period.  Significant factors contributing to this decrease are:

(a)          a $0.7 million decrease during the three months ended March 31, 2012 as compared to the prior year relating to reduced compensation expense including amortization of restricted stock as compared to the prior year period.

(b)         a $0.8 million decrease during the three months ended March 31, 2012 as compared to the prior year relating to additional professional fees incurred during the three months ended March 31, 2011 relating to the sale-leaseback of three Handymax vessels as well as additional costs relating to financial and liquidity matters.  Most professional fees incurred during the three months ended March 31, 2012 relate to our restructuring and are recorded as a component of reorganization items, net, on our consolidated statement of operations.

(c)          a $0.2 million decrease in the cost of operating our office in Portugal during the three months ended March 31, 2012 compared to the prior year period relating to a decrease in personnel in that office as well as favorable exchange rates.

(d)         a $0.2 million decrease during the three months ended March 31, 2012 compared to the prior year period in reserves against our amounts due from charterers associated with demurrage and certain other billings.

For 2012, we have budgeted general and administrative expenses to be approximately $29.1 million. Such budget is based on 2011 actual results adjusted for expenses occurring during 2011 that are not expected to recur and anticipated 2012 expenses that either did not occur during 2011 or are expected to recur but at different amounts. Significant factors contributing to the decrease in 2012 budgeted general and administrative expense as compared to 2011 actual results include a decrease in professional fees associated with our restructuring because in 2012 such costs incurred will be recorded as Reorganization items, net and excluded from general and administrative expenses. We cannot assure you that our budgeted amounts will reflect our actual results. Unanticipated costs may cause our actual expenses to be materially higher than those budgeted.

DEPRECIATION AND AMORTIZATION—Depreciation and amortization, which include depreciation of vessels as well as amortization of drydocking and special survey costs, increased by $0.5 million, or 2.1%, to $22.9 million for the three months ended March 31, 2012 compared to $22.4 million for the prior year period.

Vessel depreciation was $19.4 million during the three months ended March 31, 2012 compared to $19.2 million during the prior year period.  Such increase reflects the addition to our fleet in April 2011 of a newly built Suezmax vessel, partially offset by a reduction in depreciation expense relating to a vessel sold in October 2011.  Other vessels sold during 2011 had been impaired as of December 31, 2010, and as such, had no vessel depreciation associated with them during 2011.

Amortization of drydocking increased by $0.3 million to $2.5 million for the three months ended March 31, 2012 compared to $2.2 million for the prior year period.  Contributing to this increase are drydocking amortization associated with vessels drydocked for the first time since the first quarter of 2011.

GOODWILL IMPAIRMENT — Goodwill impairment was $0 and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.  Refer to the GOODWILL section in Critical Accounting Policies.

LOSS ON DISPOSAL OF VESSELS AND VESSEL EQUIPMENT — Loss on disposal of vessel equipment was $0.1 million during the three months ended March 31, 2012.  During the three months ended March 31, 2011, loss on sale of vessels was $2.7 million and loss on disposal of vessel equipment was $0.6 million.

NET INTEREST EXPENSE—Net interest expense decreased by $7.7 million, or 33.6%, to $15.2 million for the three months ended March 31, 2012 compared to $22.9 million for the prior year period.  Substantially all of this decrease relates to a 29.8% decrease in our weighted average outstanding debt to $943.0 million compared to $1,343.3 million during the prior year period relating to us reclassifying our $300 million Senior Notes and our Oaktree Credit Facility to Liabilities subject to compromise as of November 17, 2011, from which date interest was no longer being accrued.

OTHER INCOME — Other income for the three months ended March 31, 2012 and 2011 consists of $0.0 million and $0.1 million, respectively, of unrealized gains relating to foreign currency transactions.

REORGANIZATION ITEMS, NET — Reorganization items, net was $13.5 million and $0 for the three months ended March 31, 2012 and 2011, respectively, which represents professional fees and trustee fees incurred subsequent to November 16, 2011 as a direct result of the filing of the Chapter 11 Cases on November 17, 2011.  During the three months ended March 31, 2011, no such costs were incurred.

NET LOSS—Net loss was $46.9 million for the three months ended March 31, 2012 compared to a net loss of $31.5 million for the prior year period.

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

Our current liquidity needs arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand and funds available under the DIP Facility. We expect that after the Effective Date, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity after the Effective Date will be cash flow from operations, cash on hand and funds available under the New Senior 2010 Facility and the New Senior 2011 Facility.

As of March 31, 2012, we had approximately $22.9 million of cash and cash equivalents on hand, as compared to approximately $10.2 million as of December 31, 2011 and approximately $16.9 million as of December 31, 2010. The decline primarily reflects net cash used in operating activities as well as the payment of amounts due to our critical suppliers. Notwithstanding the impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our obligations, our current and future liquidity is greatly dependent upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants contained in the DIP Facility, our ability to reorganize our capital structure under Bankruptcy Court supervision and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued use of net cash in operating activities after reorganization and capital expenditures. Additionally, our Chapter 11 Cases and related matters could negatively impact our financial condition.

We believe that amounts available under the DIP Facility plus cash generated from operations will be sufficient to fund anticipated cash requirements during the term of the DIP Facility for minimum operating and capital expenditures and for working capital purposes. Following the Effective Date, we expect that our operating cash flows will be sufficient to meet our liquidity needs for the next year.  However, there can be no assurance that cash on hand and other available funds will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the restructuring or that the lending commitments under the DIP Facility will not be restricted or terminated by the DIP Lenders. For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or our access to amounts available under the DIP Facility is restricted or terminated for any of the reasons set forth therein, we may have to take other actions such as vessel sales, the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

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

Debt Financings

The commencement of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under the Oaktree Credit Facility, 2011 Credit Facility, 2010 Amended Credit Facility and Senior Notes. As such, in accordance with applicable accounting guidance, we classified our long-term debt as a current liability on our consolidated balance sheet as of March 31, 2012. As a result of the commencement of the Chapter 11 Cases, the Senior Notes and the Oaktree Credit Facility have been classified as Liabilities subject to compromise in the consolidated balance sheets as of March 31, 2012. Because we will continue to pay interest on the 2011 Credit Facility and the 2010 Amended Credit Facility and because the Plan contemplates these facilities being paid in full, we have not classified them as Liabilities subject to compromise.

Pursuant to the applicable bankruptcy law, we do not expect to make any principal payments on the 2011 Credit Facility or the 2010 Amended Credit Facility during the pendency of the Chapter 11 Cases. Further, pursuant to applicable bankruptcy law, we do not expect to make any principal or interest payments on the Oaktree Credit Facility or the Senior Notes during the pendency of the Chapter 11 Cases. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 852,

Reorganizations, as interest on the Senior Notes and the Oaktree Credit Facility subsequent to the Petition Date will not be an allowed claim, we have not accrued and have not paid interest expense on the Senior Notes or the Oaktree Credit Facility subsequent to the Petition Date. We have continued to accrue and pay unpaid interest expense on the 2011 Credit Facility and the 2010 Amended Credit Facility, pursuant to the Bankruptcy Court’s order approving the DIP Facility.

Senior Notes

On November 12, 2009, we and certain of our direct and indirect subsidiaries (the “Subsidiary Guarantors”) issued $300 million of 12% Senior Notes which are due November 15, 2017 (the “Senior Notes”). Interest on the Senior Notes is payable semiannually in cash in arrears each May 15 and November 15, commencing on May 15, 2010.  As a result of the Chapter 11 Cases, we will not make any additional principal or interest payments on the Senior Notes. The Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our and the Subsidiary Guarantor’s existing and future senior unsecured indebtedness. The Senior Notes are guaranteed on a senior unsecured basis by the Subsidiary Guarantors. The Subsidiary Guarantors, jointly and severally, guarantee the payment of principal of, premium, if any, and interest on the Senior Notes on an unsecured basis (the “Subsidiary Guaranty”). If we are unable to make payments on the Senior Notes when they are due, any Subsidiary Guarantors are obligated to make them instead. On January 18, 2011, seven of our subsidiaries — General Maritime Subsidiary NSF Corporation, Concord Ltd., Contest Ltd., Concept Ltd., GMR Concord LLC, GMR Contest LLC and GMR Concept LLC — were declared Unrestricted Subsidiaries under the Indenture, dated as of November 12, 2009, as amended (the “Indenture”), among us, the Subsidiary Guarantors parties thereto and The Bank of New York Mellon, as Trustee. Concord Ltd., Contest Ltd. and Concept Ltd., which had previously been Subsidiary Guarantors under the Indenture, were released from the Subsidiary Guaranty as a result. On April 5, 2011, GMR Constantine LLC, GMR Gulf LLC, GMR Princess LLC and GMR Progress LLC were released from the Subsidiary Guaranty as a result of the sale of substantially all of their assets. On October 26, 2011, GMR Revenge LLC was released from the Subsidiary Guaranty as a result of the sale of substantially all of its assets.

The proceeds of the Senior Notes, prior to payment of fees and expenses, were $292.5 million. Of these proceeds, $229.5 million was used to fully prepay the credit facility with the Royal Bank of Scotland plc. in accordance with its terms, $15.0 million was placed as collateral against an interest rate swap agreement with the Royal Bank of Scotland and the remainder was used for general corporate purposes. As of March 31, 2012, the discount on the Senior Notes is $6.2 million, which we amortized as additional interest expense until November 17, 2011. Because the Senior Notes are unsecured, we reclassified the Senior Notes, along with unpaid interest, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases. On this date, we ceased recording interest expense. During the three months ended March 31, 2012, interest expense of $9.4 million, including amortization of the discount and amortization of deferred financing costs, was not recorded which would have been incurred had the indebtedness not been reclassified as a Liability subject to compromise.

DIP Facility

In connection with the Chapter 11 Cases, on December 15, 2011, the Bankruptcy Court approved the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of November 17, 2011 (the “DIP Facility”), among us and all of our subsidiaries party thereto from time to time, as guarantors, General Maritime Subsidiary and General Maritime Subsidiary II, as borrowers, various lenders (the “DIP Lenders”) and Nordea Bank Finland plc, New York Branch (“Nordea”), as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent.

The DIP Facility provides for (i) a revolving credit facility (including a $5 million letter of credit subfacility) of up to $35 million (the “Revolving Facility”) and (ii) a term loan facility in the amount of up to $40 million (the “Term Facility”). The Revolving Facility and Term Facility are referred to collectively as the “Facilities.” The DIP Facility provides for an incremental facility to increase the commitments under the Revolving Facility by up to $25 million subject to compliance with certain conditions.

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

All borrowings under the DIP Facility are required to be repaid on the earliest of (i) the date that is nine months following the Petition Date (the “Initial Maturity Date”), provided that the Initial Maturity Date may be extended by an additional three months at the option of the Borrowers (the “Extension Option”) subject to a notice requirement and payment of an extension fee, (ii) the date of termination of the commitments of the lenders and their obligations to make loans or issue letters of credit pursuant to the exercise of remedies, (iii) the effective date of any plan of reorganization as contemplated by the Support Agreement and (iv) the consummation of a sale pursuant to Section 363 of the Bankruptcy Code or otherwise of all or substantially all of our assets.

Our obligations under the DIP Facility are secured by a lien covering all of our assets, rights and properties of the and our subsidiaries. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c)(1) and 507(b) of the Bankruptcy Code and, subject to the carve-out set forth in the DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The DIP Facility provides for customary representations and warranties made by us and all of our subsidiaries. The DIP Facility further provides for affirmative and negative covenants applicable to us and our subsidiaries, including affirmative covenants requiring us to provide financial information, budgets, weekly cash balance reports and other information to the lenders under the DIP Facility and negative covenants restricting the ability of us and our subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends or take certain other actions. The DIP Facility also provides for financial covenants applicable to us including compliance with (i) a budget, (ii) minimum cumulative Consolidated EBITDA (as discussed below) and (iii) minimum liquidity which requires that the undrawn portion of the DIP facility plus cash must equal at least $15 million.   Consolidated EBITDA, as defined in the DIP Facility, differs from the definition of EBITDA used by management as a measure of operating performance and includes add-backs for Reorganization items, net and certain other non -cash adjustments.

Borrowings under the DIP Facility are subject to the satisfaction of certain customary conditions precedent set forth in the DIP Facility.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of our representations and warranties, material breaches by the Company of our covenants in the DIP Facility or ancillary loan documents, cross-defaults under other material agreements or instruments to which we are a party or the entry of material judgments against us. Noncompliance with certain specified milestones in the Chapter 11 Cases triggers the commencement of a sale process in the manner described in the DIP Facility. Upon the occurrence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, at the election of specified lenders, after notice to the borrowers, and the automatic stay shall be deemed automatically vacated.

As of March 31, 2012 and December 31, 2011, we borrowed $69 million and $40 million, respectively, under the DIP Facility.

We entered into a waiver to the DIP Facility, dated February 15, 2012, effective February 16, 2012 (the “DIP Facility Waiver”). Pursuant to the DIP Facility, we were required to have minimum EBITDA for the period commencing on November 1, 2011 through and including December 31, 2011 of at least $2.1 million.  We did not meet such minimum EBITDA requirement for such period. The DIP Facility Waiver waived the minimum EBITDA covenant for the period commencing on November 1, 2011 through and including December 31, 2011 and for the period commencing on November 1, 2011 through and including January 31, 2012. After giving effect to the DIP Facility Waiver, we were in compliance with the DIP Facility.

The DIP Facility Waiver also waives any event of default that might have occurred as a result of non-compliance with minimum EBITDA covenant prior to giving effect to the DIP Facility Waiver.

On March 29, 2012, we entered into the Second Amendment to the DIP Facility (the “Second Amendment”). Pursuant to the Second Amendment, the minimum EBITDA covenant was amended such that we are required to have minimum EBITDA for the periods commencing on January 1, 2012 through and including the last day of each of the months set forth below, as follows:

Month	Minimum EBITDA
February 2012	$4,223,000
March 2012	$6,343,000
April 2012	$8,570,000
May 2012	$11,843,000
June 2012	$15,028,000
July 2012	$19,185,000
August 2012	$23,170,000
September 2012	$27,529,000
October 2012	$32,762,000

The Second Amendment also waives any event of default that might have occurred as a result of non-compliance with the minimum EBITDA covenant prior to giving effect to the Second Amendment. After giving effect to the Second Amendment, we are in compliance with the DIP Facility.

As of March 31, 2012, we are in compliance with the financial covenant under the DIP Facility.

On May 8, 2012, the Company entered into a third amendment (the “Third Amendment”) to the DIP Facility. Pursuant to the Third Amendment, the sale of the Genmar Alexandra for cash would be permitted to the extent the proceeds were used to partially repay the DIP Facility.

For further information regarding the Third Amendment, see Part I. Item 2. Management’s Discussion and Analysis – “Summary of the Plan” and Liquidity and Capital Resources -  “DIP Facility.”

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

As of both March 31, 2012 and December 31, 2011, the Oaktree Credit Facility had a carrying value of $169.7 million, reconciled as follows (dollars in thousands):

Amount borrowed	$200,000
Discount associated with Warrants	(48,114)
Carrying value, May 6, 2011	151,886
Accretion of discount through November 16, 2011	3,208
Interest paid in kind (accrued through November 16, 2011	14,584
Carrying value, March 31, 2012	$169,678

The Oaktree Credit Facility is secured on a third lien basis by a pledge by us of our interest in General Maritime Subsidiary, General Maritime Subsidiary II and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by us and our subsidiaries (other than General Maritime Subsidiary and General Maritime Subsidiary II) that guarantee the 2010 Amended Credit Facility and the 2011 Credit Facility.

The Oaktree Credit Facility matures on May 6, 2018.

We are required to comply with various collateral maintenance and financial covenants, including with respect to the minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under - “Amendments to Credit Agreements”), we experienced an event of default under the Oaktree Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted an event of default under the Oaktree Credit Facility. In addition, as of March 31, 2012, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the Oaktree Credit Facility.

The Plan contemplates that certain indebtedness under the Oaktree Credit Facility be converted to equity of the reorganized Company. We reclassified the Oaktree Credit Facility, along with accumulated interest paid in kind, to Liabilities subject to compromise on November 17, 2011, the date of filing of the Chapter 11 Cases. During the three months ended March 31, 2012, we did not record $8.4 million of interest for the Oaktree Credit Facility, including amortization of deferred financing costs, which would have been incurred had the indebtedness not been reclassified.

2011 Credit Facility

On October 26, 2005, General Maritime Subsidiary entered into a revolving credit facility with a syndicate of commercial lenders (the “2005 Credit Facility”), and on October 20, 2008, such facility was amended and restated to give effect to the Arlington Acquisition and we were was added as a loan party. The 2005 Credit Facility was further amended on various dates through January 31, 2011, and was amended and restated on May 6, 2011 (the “2011 Credit Facility”). The 2011 Credit Facility provided a total commitment as of May 6, 2011 of $550 million, reduced in October 2011 to $541.8 million upon the sale of a vessel collateralizing this facility, of which $536.8 million was drawn as of the date of the filing of the Chapter 11 Cases. Upon the event of default under the 2011 Credit Facility relating to the Chapter 11 Cases, the commitments under the 2011 Credit Facility were terminated automatically. Accordingly, as of March 31, 2012, no funds remained available for borrowing under the 2011 Credit Facility.

The 2011 Credit Facility bears interest at a rate per annum based on LIBOR plus, if the total leverage ratio (defined as the ratio of consolidated indebtedness less unrestricted cash and cash equivalents, to consolidated total capitalization) is greater than 0.60 to 1.00, a margin of 4% per annum, and if the total leverage ratio is equal to or less than 0.60 to 1.00, a margin of 3.75% per annum. The margin as of March 31, 2012 is 4%. As of March 31, 2012 and December 31, 2011, $540.8 million and $536.8 million, respectively, of the 2011 Credit Facility is outstanding. The 2011 Credit Facility is secured on a first lien basis by a pledge by us of our interest in General Maritime Subsidiary and Arlington, a pledge by such subsidiaries of their interest in the vessel-owning subsidiaries that they own and a pledge by such vessel-owning subsidiaries of all their assets, and on a second lien basis by a pledge by us of our interest in General Maritime Subsidiary II, a pledge by such subsidiary of its interest in the vessel-owning subsidiaries that it owns and a pledge by such vessel-owning subsidiaries of all their assets, and is guaranteed by us and our subsidiaries (other than General Maritime Subsidiary) that guarantee its other existing credit facilities.

The 2011 Credit Facility matures on May 6, 2016.

Up to $25.0 million of the 2011 Credit Facility is available for the issuance of standby letters of credit to support our obligations and those of our subsidiaries. As of March 31, 2012, we have an outstanding letter of credit of $0.7 million which expires in December 2012. Pursuant to the filing of the Chapter 11 Cases, we may not issue any additional standby letters of credit. On February 14, 2012, we were notified that the letter of credit issued by Citibank, N.A. in the amount of $4.0 million, which expired in March 2012, in favor of Citibank Turkey was drawn in its entirety.

We are required to comply with various collateral maintenance and financial covenants, including with respect to our minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under —“Amendments to Credit Agreements”), we experienced an event of default under the 2011 Credit Facility resulting from the breach of this covenant. The filing of the Chapter 11 Cases constituted a default under the 2011 Credit Facility. In addition, as of March 31, 2012, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the 2011 Credit Facility.

2010 Amended Credit Facility

On July 16, 2010, General Maritime Subsidiary II entered into a term loan and revolving facility, with a syndicate of commercial lenders which was amended and restated on May 6, 2011 in connection with the Oaktree Transaction (the “2010 Amended Credit Facility”). The 2010 Amended Credit Facility provides for term loans in the amount of $278.2 million (the “Term Loans”) and a $50 million revolver (the “Revolving Loans”). The Term Loans are available solely to finance, in part, the acquisition of the Metrostar Vessels. The Revolving Loans are to be used for working capital, capital expenditures and general corporate purposes. As of March 31, 2012, the 2010 Amended Credit Facility had $313.5 million outstanding. Upon the event of default under the 2010 Amended Credit Facility relating to the Chapter 11 Cases, the commitments, if any, with respect to the Revolving Loans, if any, were automatically terminated. Accordingly, as of December 31, 2011, no funds remained available with respect to the Revolving Loans.

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

The 2010 Amended Credit Facility matures on July 16, 2015. As a result of the Chapter 11 Cases, we do not expect to make any additional principal payments on the 2010 Amended Credit Facility, other than as provided in the Plan.

We are required to comply with various collateral maintenance and financial covenants, including with respect to our minimum cash balance and a total leverage ratio covenant.

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

On November 16, 2011, following the expiration of the waiver period for the minimum cash balance covenant pursuant to the November Credit Agreement Amendments (as discussed below under —“Amendments to Credit Agreements”), we experienced an event of default under the 2010 Amended Credit Facility resulting from the breach of this covenant. In addition, as of March 31, 2012, we do not comply with the minimum cash covenant or the collateral maintenance covenant under the 2010 Amended Credit Facility.

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

As a result of the events of default described above, all of our indebtedness, except for the DIP Facility, are subject to acceleration by our lenders as of March 31, 2012 and December 31, 2011.

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

A repayment schedule of outstanding borrowings at March 31, 2012, based on original contractual maturities without regard to the effect of the Chapter 11 Cases, excluding the reclassification of all of the amounts due under the 2011 Credit Facility and 2010 Amended Credit Facility to current and the reclassification of all amounts due under the Senior Notes and Oaktree Credit Facility to Liabilities subject to compromise, is as follows (dollars in thousands):

YEAR ENDING DECEMBER 31,	2011 Credit Facility	2010 Amended Credit Facility	Oaktree Credit Facility	Senior Notes	DIP Facility	TOTAL

2012 (April 1, 2012 to December 31, 2012)	$—	$22,216	$—	$—	$69,000	$91,216
2013	51,167	29,621	—	—	—	80,788
2014	68,223	29,621	—	—	—	97,844
2015	68,223	231,994	—	—	—	300,217
2016	68,223	—	—	—	—	68,223
Thereafter	284,980	—	214,584	300,000	—	799,564

	$540,816	$313,452	$214,584	$300,000	$69,000	$1,437,852

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

Interest Rate Swap Agreements

On March 31, 2012, we are party to two interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The notional principal amounts of these swaps aggregate $150 million, the details of which are as follows (dollars in thousands):

Notional Amount	Expiration Date	Fixed Interest Rate	Floating Interest Rate	Counterparty
$75,000	9/28/2012	3.390%	3 mo. LIBOR	DnB NOR Bank
75,000	12/31/2013	2.975%	3 mo. LIBOR	Nordea

The filing of the Chapter 11 Cases constituted a termination event under the interest rate swap agreements, making them cancelable at the option of the counterparties. As a result of the Chapter 11 Cases, we de-designated all of its interest rate swaps from hedge accounting as of November 17, 2011. Once de-designated, changes in fair value of the swaps are recorded on the statements of operations and amounts included in accumulated OCI are amortized to interest expense over the original term of the hedging relationship. On November 18, 2011, we received notification from Citigroup that it had terminated its $100 million interest rate swap agreement, scheduled to expire on September 30, 2012, and bearing interest at 3-month LIBOR plus 3.515%, and demanding a settlement of $2.8 million. We have classified this balance as a component of accounts payable and other accrued expenses.

Our 23 vessels which collateralize the 2011 Credit Facility also serve as collateral for the interest rate swap agreements with Citibank N.A. (“Citi”), DnB NOR Bank ASA and Nordea, subordinated to the outstanding borrowings and outstanding letters of credit under the 2011 Credit Facility.

Interest expense pertaining to interest rate swaps for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.9 million, respectively.

We would have paid a net amount of approximately $6.9 million to settle our outstanding swap agreements, including the terminated swap agreement with Citi, based upon its aggregate fair value as of March 31, 2012. This fair value is based upon estimates received from financial institutions. At March 31, 2012, $3.9 million of Accumulated OCI is expected to be reclassified into income over the next 12 months associated with interest rate derivatives.

Interest expense under our DIP Facility, 2011 Credit Facility, 2010 Credit Facility, Oaktree Credit Facility, Bridge Loan Credit Facility, Senior Notes and interest rate swaps aggregated $12.5 million and $21.3 million for the three months ended March 31, 2012 and 2011, respectively.

Cash and Working Capital

Cash increased to $22.9 million as of March 31, 2012 compared to $10.2 million as of December 31, 2011. Working capital is current assets minus current liabilities. Working capital deficiency was $888.5 million as of March 31, 2012 compared to a working deficiency of $859.2 million as of December 31, 2011.  The large working capital deficiency as of March 31, 2012 and December 31, 2011 is attributable to the classification of all of our long-term debt as current as of the end of each period.

Cash Flows from Operating Activities

Net cash used by operating activities was $18.9 million during the three months ended March 31, 2012 compared to net cash provided by operating activities of $24.5 million for the prior year period.  Contributing to this decrease in cash flow from operating activities, is an increase in our net loss, which increased to $45.3 million during the three months ended March 31, 2012  compared to $31.5 million during the prior year period.  In addition, we had a $4.5 million increase in due from charterers during the three months ended March 31, 2012 compared to a $4.3 million decrease during the prior year period.  We also had a $6.4 million increase in prepaid expenses and other assets during the three months ended March 31, 2012 compared to an increase of $1.5 million during the prior year period.

Cash Flows from Investing Activities

Net cash used by investing activities was $0.6 million during the three months ended March 31, 2012 compared to net cash provided by investing activities of $82.6 million during the prior year period.  The change in net cash from investing activities relates primarily to the following:

•                  During the three months ended March 31, 2011, we sold six vessels for net proceeds of $85.3 million.  There were no such sales in the 2012 period.

•                  During the three months ended March 31, 2012 and 2011, we made payments to acquire other fixed assets primarily consisting of vessel additions and vessel equipment of $0.6 million and $2.7 million, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $32.3 million for the three months ended March 31, 2012 compared to net cash used by financing activities of $61.1 million during the three months ended March 31, 2011.  The change in net cash from financing activities relates primarily to the following:

•                  During the three months ended March 31, 2012, we borrowed $29 million under our DIP Facility and $4 million under our 2011 Credit Facility.

•                  During the three months ended March 31, 2011, we repaid $36.1 million associated with our 2005 Credit Facility and 2010 Amended Credit Facility.  No such repayments were made during 2012.

•                  During the three months ended March 31, 2011, we repaid the Bridge Loan Credit Facility of $22.8 million.

•                  During the three months ended March 31, 2012 and 2011, we paid deferred financing costs of $0.7 million and $2.1 million, respectively.

Capital Expenditures for Drydockings and Vessel Acquisitions

Drydocking

In addition to vessel acquisition and acquisition of new building contracts, other major capital expenditures include funding our drydock program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys 2.5 years after a drydock and that vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During three months ended March 31, 2012, we paid $5.1 million of drydock related costs. For the year ending December 31, 2012, we anticipate that we will defer costs associated with drydocks on eight vessels. We estimate that the expenditures to complete drydocks during 2012 will aggregate approximately $17 million, including amounts incurred through March 31, 2012, and that the vessels will be offhire for approximately 350 days to effect these drydocks and significant in-water surveys. The ability to meet this drydock schedule will depend on our ability to generate sufficient cash flows from operations or secure additional financing.

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

Capital Improvements

During the three months ended March 31, 2012, we capitalized $0.6 million relating to capital projects, environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2012, we have budgeted approximately $5.5 million for such projects.

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

As of March 31, 2012, we had the following contractual obligations and commitments which are based on contractual payment dates and have not been adjusted as a result of the Chapter 11 Cases (dollars in millions):

	Total	2012 (4)	2013	2014	2015	2016	Thereafter
2011 Credit Facility	$540.8	$—	51.2	$68.2	$68.2	$353.2	$—
2010 Amended Credit Facility	313.4	22.2	29.6	29.6	232.0	—	—
DIP Facility	69.0	69.0	—	—	—	—	—
Oaktree Credit Facility (1)	466.2	—	—	—	—	—	466.2
Senior Notes	300.0	—	—	—	—	—	300.0
Bareboat lease	60.8	5.4	10.6	10.9	10.9	11.0	12.0
Interest expense (2)	293.5	50.3	61.1	56.3	53.1	41.2	31.5
Senior officer employment agreements (3)	1.1	1.1	—	—	—	—	—
Office leases	12.7	1.1	1.4	1.4	1.5	1.5	5.8
Total commitments	$2,057.5	$149.1	$153.9	$166.4	$365.7	$406.9	$815.5

(1)          The Oaktree Credit Facility permits us, in lieu of cash payment, to pay interest in kind such that amounts due for interest are added to the outstanding balance of the facility. This table assumes that interest will be paid in kind at a rate of 12% (LIBOR with a floor of 3% plus a margin of 9%) through the duration of the facility. With interest paid in kind, the $200 million borrowed on May 6, 2011 would increase to $466 million when the Oaktree Credit Facility comes due in seven years. We do not expect to make principal or interest payments on the Oaktree Credit Facility during the pendency of the Chapter 11 Cases.

(2)          Future interest payments on our 2011 Credit Facility and 2010 Amended Credit Facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.25% plus the applicable margin of 400 basis points, adjusted for quarterly cash settlements of our interest rate swaps designated as hedges using the same 3-month LIBOR interest rate. The amount also includes a 1.25% commitment fee we are required to pay on the unused portion of the 2010 Credit Facility. Future interest payments on our Senior Notes are based on a fixed rate of interest of 12%. Our DIP Facility, which has a floor of 150 basis points over the Eurodollar rate and a margin of 650 basis points, incurs interest expense at an annual rate of 8%.

(3)          Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)          Denotes the nine month period from April 1, 2012 to December 31, 2012.

The filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under our pre-petition credit facilities and Senior Notes.  Further, such defaults and repayment obligations have resulted in events of default and/or termination events under certain other contracts we are party to.  See “-Reorganization under Chapter 11.”

Off-Balance-Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K other than outstanding letters of credit under our 2011 Credit Facility, our office lease, bareboat charters and related guarantees, as described above.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Related Party Transactions

During the three months ended March 31, 2012 and 2011, we incurred office expenses totaling $4,000 and $11,000 respectively, on behalf of Peter C. Georgiopoulos, our Chairman of the Board of Directors, and P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos. The balance of $8,000 and $19,000 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, we incurred fees for legal services aggregating $0 and $81,000 respectively, to the father of Peter C. Georgiopoulos. As of March 31, 2012 and December 31, 2011, no balance due was outstanding.

During the three months ended March 31, 2012 and 2011, we incurred certain entertainment and travel related costs totaling $4,000 and $0.2 million respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels.

Peter C. Georgiopoulos is chairman of Genco’s board of directors. The balance due from Genco of $4,000 and $0 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, we incurred certain entertainment costs totaling $0 and $3,000 respectively, on behalf of Baltic Trading Limited (“Baltic”), which is a subsidiary of Genco.  Peter C. Georgiopoulos is chairman of Baltic’s board of directors. There is no balance due from Baltic as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, Genco made available two of its employees who performed internal audit services for us for which we were invoiced $47,000 and $46,000 respectively, based on actual time spent by the employees, of which the balance due to Genco of $132,000 and $125,000 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $14.5 million and $12.1 million respectively. At March 31, 2012 and December 31, 2011, $5.4 million and $3.4 million respectively, remains outstanding. Peter Georgiopoulos is the chairman of Aegean’s board of directors, George J. Konomos is a member of our board of directors and is on the board of directors of Aegean, and John Tavlarios is a member of our Board of Directors and our president and CEO and is on the board of directors of Aegean.  In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2012 and 2011 for $15,000 and $18,000 respectively. A balance of $15,000 and $15,000 remains outstanding as of March 31, 2012 and December 31, 2011, respectively.

On January 7, 2012, Peter C. Georgiopoulos assigned to us his interest in a limited partnership (the “Investment Partnership”) controlled and managed by Oaktree which had been granted to him in connection with the transactions contemplated by the Oaktree Credit Facility.  The assignment was consummated pursuant to an Assignment of Limited Partnership Interest and an amended and restated exempted limited partnership agreement of the Investment Partnership (the “Partnership Agreement”). As a result of the assignment, we received substantially the same rights as Mr. Georgiopoulos had under the Partnership Agreement. Under the Partnership Agreement, we will be entitled to an interest in distributions by the Investment Partnership, which in the aggregate will not exceed 4.9% of all distributions made by the Investment Partnership, provided that no distributions will be made to us until the other investors in the Investment Partnership have received distributions equal to the amount of their respective investments. We do not have any rights to participate in the management of the Investment Partnership, and we have not made and are not required to make any investment in the Investment Partnership. The Investment Partnership and its subsidiaries currently hold the entire loan made under the Oaktree Credit Facility, as well as all of the detachable warrants issued by us in connection therewith.

Amounts due from the related parties described above as of March 31, 2012 and December 31, 2011 are included in Prepaid expenses and other current assets on the consolidated balance sheets; amounts due to the related parties described above as of March 31, 2012 and December 31, 2011 are included in Accounts payable and accrued expenses on the consolidated balance sheets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We do not provide significant reserves for doubtful accounts associated with our voyage revenues because we believe that our customers are of high creditworthiness and there are no serious issues concerning collectability. We have had an excellent collection record since our initial public offering in June 2001. To the extent that some voyage revenues became uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of March 31, 2012, we provided a reserve of approximately 10% for demurrage claims, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience warrants a greater reserve we will incur an expense to increase this amount in that period.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have, in the past, recorded a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.  We believe that there may be unasserted claims relating to its time charters of $0.2 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively, for which we have accrued.

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

Pursuant to our pre-petition credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to evidence our compliance with the collateral maintenance covenants under our pre-petition credit facilities. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. We were not in compliance with the collateral maintenance covenants under our pre-petition credit facilities at March 31, 2012. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value.  We have indicated by an asterisk those vessels for which the vessel valuations, which were received as of December 31, 2011, for covenant compliance purposes under our pre-petition credit facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2012.  The amount by which the carrying value at March 31, 2012 of 28 of our 30 vessels marked with an asterisk exceeded the valuation of such vessels received for covenant compliance purposes as of December 31, 2011 ranged, on an individual vessel basis, from $2.9 million to $49.3 million per vessel with an average of $16.1 million per vessel.

Vessel	Year Built	Year Acquired	Carrying Value

Genmar Agamemnon *	1995	1998	$17,025
Genmar Ajax *	1996	1998	18,722
Genmar Alexandra	1992	2001	7,435
Genmar Argus *	2000	2003	29,218
Genmar Atlas *	2007	2010	90,063
Genmar Daphne *	2002	2008	57,327
Genmar Defiance *	2002	2004	33,592
Genmar Elektra *	2002	2008	56,674
Genmar George T *	2007	2007	53,812
Genmar Harriet G *	2006	2006	47,895
Genmar Hercules *	2007	2010	89,799
Genmar Hope *	1999	2003	27,173
Genmar Horn *	1999	2003	27,449
Genmar Kara G *	2007	2007	50,966
Genmar Maniate *	2010	2010	72,433
Genmar Minotaur *	1995	1998	17,669
Genmar Orion	2002	2003	31,488
Genmar Phoenix *	1999	2003	27,599
Genmar Poseidon *	2002	2010	67,942
Genmar Spartiate *	2011	2011	73,934
Genmar Spyridon *	2000	2003	28,907
Genmar St. Nikolas *	2008	2008	54,236
Genmar Strength *	2003	2004	34,267
Genmar Ulysses *	2003	2010	76,725
Genmar Victory *	2001	2008	83,340
Genmar Vision *	2001	2008	83,170
Genmar Zeus *	2010	2010	111,484
Stena Companion *	2004	2008	42,329
Stena Compatriot *	2004	2008	42,413
Stena Consul *	2004	2008	36,370

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

GOODWILL. We follow the provisions of FASB ASC 350-20-35, Intangibles - Goodwill and Other.  This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when triggering events are present and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of March 31, 2012 and December 31, 2011 was $0 and $0 million, respectively.  Based on tests performed, we determined that there was an impairment of goodwill, pursuant to vessel valuations received in March 2011 which showed declines in the fair values of the vessels owned by the vessel reporting units to which goodwill was allocated, and determined that goodwill was fully impaired.  During the three months ended March 31, 2011, the Company recorded goodwill impairment of $1.8 million.

IMPAIRMENT OF LONG-LIVED ASSETS.  We follow FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs are included in this analysis.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

We are exposed to various market risks, including changes in interest rates. Changes in interest rates may result in changes in the fair market value of our financial instruments, interest income and interest expense. The exposure to interest rate risk relates primarily to our debt. At March 31, 2012, we had $854.3 million of floating rate debt with a margin over LIBOR of 400 basis points compared to December 31, 2011 when we had $850.3 million of floating rate debt with a margin over LIBOR of 400 basis points. As of March 31, 2012, we are party to two interest rate swaps which effectively fix LIBOR on an aggregate $150.0 million of its outstanding floating rate debt to a fixed rates ranging from 2.975% to 3.390%. A one percent increase in LIBOR would increase interest expense on the portion of our $704.3 million outstanding floating rate indebtedness, which is not hedged, by approximately $7.0 million per year from March 31, 2012.  In addition, our DIP Facility is based on the Eurodollar rate, but because there is a floor of 1.50% on the DIP Facility, a one percent increase in the Eurodollar rate would not have any impact on the amount of interest paid on the DIP Facility.

Foreign Exchange Rate Risk

The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner. During the three months ended March 31, 2012, approximately 11% of our direct vessel operating expenses was denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would be approximately $0.3 million for the three months ended March 31, 2012.

Item 4.                     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II:   OTHER INFORMATION

ITEM 1A . RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Below is updated information to the risk factors contained in our Annual Report on Form 10-K.

We may not be able to consummate the Plan or the transactions contemplated thereby.

Although the Bankruptcy Court entered the Confirmation Order confirming the Plan, the consummation of the Plan is subject to certain conditions that must be satisfied prior to the Effective Date, as described above under – Item 2. Management’s Discussion and Analysis - “Summary of the Plan.” There can be no assurance that these conditions will be satisfied and our restructuring will be consummated.  In addition, under the terms of the Plan, if the conditions precedent to the Effective Date have not occurred or been waived by the applicable parties within 14 days after entry of the Confirmation Order confirming the Plan, then certain of our lenders and holders of our senior notes could terminate their plan support agreements, and as a result, their support of the Plan. Furthermore, the Plan contemplates that the New Senior 2010 Facility and the New Senior 2011 Facility will be available on or about the Effective Date. There can be no assurance, however, that we will meet the requirements to fund the New 2010 Senior Facility or that we and certain lenders will enter into and meet the requirements to fund the New 2011 Senior Facility. If the Plan were not consummated, the Chapter 11 Cases could become protracted or converted into a liquidation under Chapter 7 of the Bankruptcy Code, either of which could substantially erode the value of our business.

Trading in our equity securities is highly speculative and poses substantial risks. The Plan results in the cancellation of the common stock of General Maritime Corporation as of the Effective Date.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, is determined at the time of the confirmation of a plan of reorganization. The Plan, as confirmed by the Bankruptcy Court, results in holders of our common stock receiving no distribution on account of their interests and in the cancellation and extinguishment of their existing stock. As of the Effective Date, our equity securities will be cancelled and the amounts invested by the holders of such securities will not be recoverable and such securities will have no value. Trading prices for our equity securities may bear little or no relationship to the determination that the holders thereof will receive no recovery in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities. An investment in General Maritime Corporation common stock is highly speculative and will become worthless and will be cancelled as of the Effective Date without any required approval or consent of our shareholders.

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds.

The issuance of the New Equity Investment Shares and the Commitment Fee GMR Common Stock (each as defined in the Plan) will, if and when issued, be exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”). The Oaktree Funds have represented to us that they are “accredited investors” as defined in Regulation D promulgated under the Securities Act, and have agreed that such securities may not be sold in the absence of an effective registration statement or an exemption from registration. We have not engaged in a general solicitation or advertising with respect to the issuance of such securities and have not offered any securities to the general public in connection with such issuance.  The issuance of the OCM Conversion Shares, the shares of the Unsecured Creditor Equity Distribution and the New GMR Warrants (each as defined in the Plan) will, if and when issued, be exempt from registration pursuant to Section 1145(a)(1) of the Bankruptcy Code.

Item 3: Defaults Upon Senior Securities.

As a result of the Chapter 11 Cases, we are in default on our pre-petition credit facilities, Senior Notes and derivative instruments. The aggregate amount of pre-petition debt obligations in default is approximately $1.4 billion.

Item 5: Other Information.

On May 8, 2012, the Company entered into a third amendment (the “Third Amendment”) to the DIP Facility. Pursuant to the Third Amendment, the sale of the Genmar Alexandra for cash would be permitted to the extent the proceeds were used to partially repay the DIP Facility.

For further information regarding the Third Amendment, see Part I. Item 2. Management’s Discussion and Analysis – “Summary of the Plan” and Liquidity and Capital Resources -  “DIP Facility.”

ITEM 6.  EXHIBITS

Exhibit	Document

10.1

Plan Support Agreement, dated as of March 26, 2012, by and among (i) General Maritime Corporation and certain of its subsidiaries, (ii) OCM Marine Investments CTB, Ltd., (iii) the Official Committee of Unsecured Creditors, and (iv) the holders of over 40% of the 12% Senior Notes due November 15, 2017 of General Maritime Corporation (1)

10.2

First Amendment to Equity Purchase Agreement, dated as of March 26, 2012, by and among General Maritime Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (1)

10.3

Second Amendment to Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of March 29, 2012, among General Maritime Corporation, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of General Maritime Corporation party thereto, the various lenders party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent (2)

10.4

Third Amendment to Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of May 8, 2012, among General Maritime Corporation, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of General Maritime Corporation party thereto, the various lenders party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. (*)

99.1	Second Amended Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on March 26, 2012 (1)

99.2	Second Amended Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on April 19, 2012 (3)

99.3	Findings of Fact, Conclusions of Law and Order Confirming the Second Amended Joint Chapter 11 Plan of Reorganization of General Maritime Corporation and its Affiliated Debtors (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2012.

(2)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2012.

(3)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed the Securities and Exchange Commission on May 8, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MARITIME CORPORATION

Date: May 10, 2012	By:	/s/ Jeffrey D. Pribor
Jeffrey D. Pribor
Executive Vice President & Chief Financial Officer

ITEM 6.  EXHIBITS

Exhibit	Document

10.1

Plan Support Agreement, dated as of March 26, 2012, by and among (i) General Maritime Corporation and certain of its subsidiaries, (ii) OCM Marine Investments CTB, Ltd., (iii) the Official Committee of Unsecured Creditors, and (iv) the holders of over 40% of the 12% Senior Notes due November 15, 2017 of General Maritime Corporation (1)

10.2

First Amendment to Equity Purchase Agreement, dated as of March 26, 2012, by and among General Maritime Corporation, Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., Oaktree FF Investment Fund, L.P. — Class A, and OCM Asia Principal Opportunities Fund, L.P. (1)

10.3

Second Amendment to Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of March 29, 2012, among General Maritime Corporation, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of General Maritime Corporation party thereto, the various lenders party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent (2)

10.4

Third Amendment to Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of May 8, 2012, among General Maritime Corporation, General Maritime Subsidiary Corporation and General Maritime Subsidiary II Corporation, as borrowers, the other subsidiaries of General Maritime Corporation party thereto, the various lenders party thereto, and Nordea Bank Finland plc, New York Branch, as administrative agent and collateral agent. (*)

99.1	Second Amended Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on March 26, 2012 (1)

99.2	Second Amended Chapter 11 Plan of Reorganization, filed with the Bankruptcy Court on April 19, 2012 (3)

99.3	Findings of Fact, Conclusions of Law and Order Confirming the Second Amended Joint Chapter 11 Plan of Reorganization of General Maritime Corporation and its Affiliated Debtors (3)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

101

The following materials from General Maritime Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

(1)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2012.

(2)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2012.

(3)	Incorporated by reference to General Maritime Corporation’s Form 8-K filed the Securities and Exchange Commission on May 8, 2012.