Form 10-Q
period 2015-06-30
Gener8 Maritime, Inc.
filed 2015-08-14
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from to

COMMISSION FILE NUMBER

001-34228

GENER8 MARITIME, INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	66-071-6485
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 2nd Floor, New York, NY	10171
(Address of principal	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 7, 2015:

Common Stock, par value $0.01 per share 81,937,480 shares

GENER8 MARITIME, INC. AND SUBSIDIARIES

Website Information

We intend to use our website, www.gener8maritime.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Such disclosures will be included in our website’s Investor Relations section. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. To subscribe to our e-mail alert service, please click the “Investor Alerts” link in the Investor Relations section of our website and submit your email address. The information contained in, or that may be accessed through, our website is not incorporated by reference into or a part of this document or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

JUNE 30, 2015 AND DECEMBER 31, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$356,936	$147,303
Restricted cash	—	660
Due from charterers, net	58,553	50,007
Due from Navig8 pools, net	4,658	—
Prepaid expenses and other current assets	30,266	32,692
Total current assets	450,413	230,662

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $128,583 and $109,235, respectively	795,572	814,528
Vessels under construction	766,455	257,581
Other fixed assets, net	3,625	2,985
Deferred drydock costs, net	15,018	14,361
Deferred financing costs, net	1,893	1,805
Working capital at Navig8 pools	3,750	—
Restricted cash	1,423	—
Goodwill	27,131	27,131
Other assets	9,928	11,872
Total noncurrent assets	1,624,795	1,130,263
TOTAL ASSETS	$2,075,208	$1,360,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$29,528	$—
Accounts payable and accrued expenses	36,458	52,770
Total current liabilities	65,986	52,770
NONCURRENT LIABILITIES:
Long-term debt	769,264	790,835
Other noncurrent liabilities	204	171
Total noncurrent liabilities	769,468	791,006
TOTAL LIABILITIES	835,454	843,776
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
New common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 79,990,334 shares at June 30, 2015	800	—
Class A common stock, $0.01 par value per share; authorized 50,000,000 shares; issued and outstanding 11,270,196 shares at December 31, 2014	—	113
Class B common stock, $0.01 par value per share; authorized 30,000,000 shares; issued and outstanding 22,002,998 shares at December 31, 2014	—	220
New preferred stock, $0.01 par value per share; authorized 25,000,000 shares; issued and outstanding 0 shares at June 30, 2015	—	—
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2014	—	—
Paid-in capital	1,480,505	809,477
Accumulated deficit	(242,170)	(292,990)
Accumulated other comprehensive income	619	329
Total shareholders’ equity	1,239,754	517,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,075,208	$1,360,925

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014

VOYAGE REVENUES:
Time charter revenues	$8,685	$2,386
Spot charter revenues	103,583	80,939
Navig8 pool revenues	4,212	—

Total voyage revenues	116,480	83,325

OPERATING EXPENSES:
Voyage expenses	36,782	57,991
Direct vessel operating expenses	21,147	21,348
Navig8 charterhire expenses	2,599	—
General and administrative	15,320	6,295
Depreciation and amortization	11,011	11,507
Goodwill impairment	—	1,249
Loss on impairment of vessel held for sale	—	6,300
Loss on disposal of vessel equipment	16	623
Closing of Portugal office	169	4,221

Total operating expenses	87,044	109,534

OPERATING INCOME (LOSS)	29,436	(26,209)

OTHER EXPENSES:
Interest expense, net	(3,513)	(7,008)
Other financing costs	(6,040)	—
Other income (expense), net	18	(67)
Total other expenses	(9,535)	(7,075)
NET INCOME (LOSS)	$19,901	$(33,284)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.38	$(1.05)
Diluted	$0.38	$(1.05)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

VOYAGE REVENUES:
Time charter revenues	$14,716	$4,164
Spot charter revenues	218,954	202,443
Navig8 pool revenues	4,212	—

Total voyage revenues	237,882	206,607

OPERATING EXPENSES:
Voyage expenses	82,676	126,875
Direct vessel operating expenses	42,044	43,195
Navig8 charterhire expenses	2,599	—
General and administrative	19,944	11,773
Depreciation and amortization	22,010	22,676
Goodwill impairment	—	1,249
Loss on impairment of vessel	—	6,300
Loss on disposal of vessels and vessel equipment	147	1,735
Closing of Portugal office	361	4,221

Total operating expenses	169,781	218,024

OPERATING INCOME (LOSS)	68,101	(11,417)

OTHER EXPENSES:
Interest expense, net	(10,940)	(14,274)
Other financing costs	(6,040)	—
Other expense, net	(301)	(132)
Total other expenses	(17,281)	(14,406)
NET INCOME (LOSS)	$50,820	$(25,823)

INCOME (LOSS) PER COMMON SHARE:
Basic	$1.18	$(0.93)
Diluted	$1.18	$(0.93)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014

Net income (loss)	$19,901	$(33,284)
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(17)
Total other comprehensive income (loss)	27	(17)

Comprehensive income (loss)	$19,928	$(33,301)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

Net income (loss)	$50,820	$(25,823)
Other comprehensive income:
Foreign currency translation adjustments	290	130
Total other comprehensive income	290	130

Comprehensive income (loss)	$51,110	$(25,693)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Common Stock	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance as of January 1, 2015	$333	$—	$809,477	$(292,990)	$329	$517,149
Net income				50,820		50,820
Foreign currency translation adjustments					290	290
Issuance of 31,233,170 shares of common stock to acquire 2015 VLCC vessels	312		460,943			461,255
Issuance of 483,970 shares of common stock for share purchase commitment	5		6,035			6,040
Issuance of 15,000,000 shares of common stock for initial public offering	150		190,565			190,715

Stock based compensation			10,104			10,104
Issuance of 2015 warrants			3,381			3,381

Balance as of June 30, 2015	$800	$—	$1,480,505	$(242,170)	$619	$1,239,754

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,820	$(25,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of vessels and vessel equipment	147	1,735
Loss on impairment of vessel	—	6,300
Goodwill impairment	—	1,249
Payment-in-kind interest expense	3,894	1,646
Depreciation and amortization	22,010	22,676
Amortization of fair value of related-party chartered-in vessel	596	—
Amortization of deferred financing costs	438	355
Write-off of commitment premium shares	6,040	—
Stock-based compensation expense	10,065	721
Provision for bad debts	1,721	266
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(10,267)	6,710
Increase in due from Navig8 pools	(2,781)	—
Decrease in prepaid expenses and other current and noncurrent assets	7,061	4,946
Increase in working capital at Navig8 pools	(3,750)	—
Decrease in accounts payable and other current and noncurrent liabilities	(26,629)	(16,928)
Increase in deferred voyage revenue	—	612
Deferred drydock costs incurred	(2,839)	(8,551)
Net cash provided by (used in) operating activities	56,526	(4,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of 2014 VLCC newbuildings	(49,060)	(229,412)
Payment of professional fees for 2015 merger	(7,369)	—
Payment of capitalized interest	(7,056)	(2,104)
Proceeds from sale of vessels	—	6,438
Advance receipt for vessel held for sale	—	1,500
Cash at Navig8 Crude upon merger	28,875	—
Deposit of cash merger consideration	(4,527)	—
Restricted cash	(763)	—
Purchase of vessel improvements and other fixed assets	(1,284)	(2,573)

Net cash used in investing activities	(41,184)	(226,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	125,020
Repayments of $508M credit facility	—	(6,371)
Proceeds from issuance of common stock	210,000	197,743
Payment of underwriters’ commission	(13,650)	—
Payment of stock issuance costs	(1,930)	(1,087)
Deferred financing costs paid	(526)	(355)

Net cash provided by financing activities	193,894	314,950

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	397	130

NET INCREASE IN CASH AND CASH EQUIVALENTS	209,633	84,843

CASH AND CASH EQUIVALENTS, beginning of period	147,303	97,707
CASH AND CASH EQUIVALENTS, end of period	$356,936	$182,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid during the period for interest, net of payment of capitalized interest	$6,760	$12,584

See Note 3 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER DAY AND PER SHARE DATA)

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at June 30, 2015 consisted of twenty five tankers in operation (seven Very Large Crude Carriers (“VLCCs”), eleven Suezmax tankers, four Aframax tankers, two Panamax tankers, and one Handymax tanker) and 21 newbuilding VLCCs under construction. Additionally, pursuant to a time charter which is currently anticipated to expire in February 2016, the Company has chartered-in a VLCC vessel from a related party. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

The Company’s vessels are primarily available for charter on a spot voyage or time charter basis and for employment in commercial pools. Under a spot voyage charter, which generally lasts from several days to several months, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

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

The Company is party to certain commercial pooling arrangements. Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies (see Note 12).

On May 7, 2015, the Company consummated a merger pursuant to an agreement between Gener8 Maritime Acquisition, Inc., a wholly owned subsidiary of the Company, Navig8 Crude Tankers, Inc. and the equity-holders’ representatives named therein. As a result of the 2015 merger, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) became a wholly owned subsidiary of the Company, and the Company’s name was changed from General Maritime Corporation (“General Maritime”) to Gener8 Maritime, Inc. (see Note 2).

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform with accounting principles generally accepted in the United States of America, is presented below.

RECLASSIFICATION OF PRIOR YEAR NUMBERS—The Company reclassified 2014 voyage revenues to separately present time charter voyages, spot charter voyages and pool revenues on the face of the statements of operations to conform to the presentation of the current period. There has been no change to total voyage revenues for prior periods.

PRINCIPLES OF CONSOLIDATION—The accompanying condensed consolidated financial statements include the accounts of Gener8 Maritime Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At June 30, 2015 and December 31, 2014, the Company has a reserve of approximately $3,718 and $2,100, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $380 and $1,455 as of June 30, 2015 and December 31, 2014, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

POOL REVENUES. Pool revenue is determined in accordance with the profit sharing terms specified within each pool agreement. In particular, the pool manager aggregates the revenues and expenses of all of the pool participants and distributes the net earnings to participants based on the following allocation key:

•                  The pool points (vessel attributes such as cargo carrying capacity, fuel consumption and construction characteristics are taken into consideration); and

•                  The number of days the vessel participated in the pool in the period.

Vessels are chartered into the pool and receive net time charter revenue in accordance with the pool agreement. The time charter revenue is variable depending upon the net result of the pool and the pool points and trading days for each vessel. The pool enters into voyage and time charters with external parties for which it receives freight and related revenue. It also incurs voyage costs such as bunkers, port costs and commissions. At the end of each period, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net revenue to the participants based on the results of the pool and the allocation key. The Company recognizes net pool revenue on a monthly basis, when the vessel has participated in a pool during the period and the amount of pool revenue for the month can be estimated reliably.

CHARTERHIRE EXPENSE—Charterhire expense is the amount the Company pays the vessel owner for time chartered-in vessel. The amount is usually for a fixed period of time at charter rates that are generally fixed, but may contain a variable component based on inflation, interest rates, profit sharing, or current market rates. The vessel’s owner is responsible for crewing and other vessel operating costs. Charterhire expense is recognized ratably over the charterhire period.

VESSELS, NET—Vessels, net is stated at cost, adjusted to fair value pursuant to fresh-start reporting, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, adjusted to fair value pursuant to fresh-start reporting, less the estimated residual scrap value. Depreciation expense of vessel assets for the three months ended June 30, 2015 and 2014 totaled $9,755 and $10,673, respectively. Depreciation expense of vessel assets for the six months ended June 30, 2015 and 2014 totaled $19,390 and $21,240, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel. Leasehold improvements are depreciated over the shorter of the life of the assets (10 years) or the remaining term of the lease.

Effective January 1, 2015, the Company increased the estimated residual scrap value of the vessels from $265/LWT (light weight ton) to $325/LWT prospectively based on the 15-year average scrap value of steel. The change in the estimated residual scrap value will result in a decrease in depreciation expense over the remaining lives of the vessel assets. During the three and six months ended June 30, 2015, the effect of the increase in the estimated residual scrap value was to decrease depreciation expense and to increase net income by approximately $700 and $1,401, respectively, and to increase net income per basic and diluted common share by $0.01 and $0.03, respectively.

VESSELS UNDER CONSTRUCTION—Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended June 30, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $4,074 and $2,392, respectively. During the six months ended June 30, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $11,472 (of which $7,056 was paid in cash and $4,416 has not been paid) and $2,392, respectively.

GOODWILL—The Company follows the provisions of FASB ASC 350- 20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of June 30, 2015 and December 31, 2014 was $27,131. It was determined that there was no indicator of goodwill impairment during the three and six months ended June 30, 2015 and 2014.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long- Lived Assets, which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis. It was determined that there was no indicator of impairment for any vessel for the three and six months ended June 30, 2015 and 2014.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry-docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight-line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the condensed consolidated statements of operations. For the three months ended June 30, 2015 and 2014, amortization was $1,068 and $603, respectively. For the six months ended June 30, 2015 and 2014, amortization was $2,182 and $995, respectively. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $6,220 and $4,038, respectively.

The Company only includes in deferred drydock costs those direct costs that are incurred as part of the drydock to meet regulatory requirements, or that are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydock or not, are expensed as incurred.

DEFERRED FINANCING COSTS, NET—Deferred financing costs include origination fees and amendment fees paid to the banks associated with securing new loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization for the three months ended June 30, 2015 and 2014 was $251 and $184, respectively. Amortization for the six months ended June 30, 2015 and 2014 was $438 and $355, respectively. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $1,362 and $924, respectively.

ACCOUNTING ESTIMATES—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

WARRANTS—The Company calculates the fair value of warrants utilizing a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model are applied. The model projects future share prices based on a risk-neutral framework. The parameters used include inception date, share price, subscription price, lifetime, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance.

SHARE-BASED COMPENSATION — STOCK OPTIONS—The Company calculates the fair value of stock options utilizing the Black-Scholes option pricing model. The parameters used include grant date, share price, exercise price, risk-free interest rate, expected option life, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance over the vesting period of the option.

NET INCOME (LOSS) PER SHARE—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

	Three months ended
	June 30, 2015	June 30, 2014
	New Common Stock	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$19,901	$(11,836)	$(21,448)
Denominator:
Weighted-average shares outstanding, basic	52,918,530	11,270,196	20,423,312
Basic net income (loss) per share	$0.38	$(1.05)	$(1.05)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$19,901	$(11,836)	$(21,448)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares	n/a	(21,448)	—
Allocation of net income (loss) applicable to common stock	$19,901	$(33,284)	$(21,448)
Denominator:
Weighted-average shares outstanding used in basic computation	52,918,530	11,270,196	20,423,312
Add:
Assumed conversion of Class B to Class A shares	n/a	20,423,312	—
Restricted stock units	21,938	—	—
Weighted-average shares outstanding, diluted	52,940,468	31,693,508	20,423,312
Diluted net income (loss) per share:	$0.38	$(1.05)	$(1.05)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock (see Note 17). Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the three months ended June 30, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 share of new common stock were excluded from the above calculation for the three months ended June 30, 2015, because the impact is anti-dilutive. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

	Six months ended
	June 30, 2015	June 30, 2014
	New Common Stock	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$50,820	$(10,519)	$(15,304)
Denominator:
Weighted-average shares outstanding, basic	43,150,131	11,270,196	16,396,170
Basic net income (loss) per share	$1.18	$(0.93)	$(0.93)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$50,820	$(10,519)	$(15,304)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares	n/a	(15,304)	—
Allocation of net income (loss) applicable to common stock	$50,820	$(25,823)	$(15,304)
Denominator:
Weighted-average shares outstanding used in basic computation	43,150,131	11,270,196	16,396,170
Add:
Assumed conversion of Class B to Class A shares	n/a	16,396,170	—
Restricted stock units	11,030
Weighted-average shares outstanding, diluted	43,161,161	27,666,366	16,396,170
Diluted net income (loss) per share:	$1.18	$(0.93)	$(0.93)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock (see Note 17). Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the six months ended June 30, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 share of new common stock were excluded from the above calculation for the six months ended June 30, 2015, because the impact is anti-dilutive. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of the Company’s Senior Notes (see Notes 9 and 10), the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of June 30, 2015 and December 31, 2014 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. During the three months ended June 30, 2015 and 2014, the Company earned 8.6% and 15.9%, respectively, of its revenues from one customer. During the six months ended June 30, 2015 and 2014, the Company earned 14.5% and 16.3%, respectively, of its revenues from one customer.

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the condensed consolidated statements of operations as components of general and administrative expenses or other expense depending on the nature of the transactions to which they relate. During the three months ended June 30, 2015 and 2014, transactions denominated in foreign currencies resulted in other (income) expense of $(40) and $26, respectively. During the six months ended June 30, 2015 and 2014, transactions denominated in foreign currencies resulted in other expense of $229 and $83, respectively.

TAXES—The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce (i.e., voyages that do not begin or end in the U.S.). The Company is generally not subject to state and local income taxation. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. However, as a result of change in ownership of the Company, effective May 17, 2012, the Company no longer qualifies for an exemption pursuant to Section 883 of the Code, making the Company subject to U.S. federal tax on its shipping income that is derived from U.S. sources retroactive to the beginning of 2012. As such, the Company has recorded gross transportation tax relating to such shipping income as a current liability on the condensed consolidated balance sheet. During the three months ended June 30, 2015 and 2014, the Company recorded gross transportation tax of $464 and $312, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded gross transportation tax of $799 and $773, respectively, as a component of voyage expenses on its statements of operations. As a result of its initial public offering, or “IPO”, the Company is evaluating if it will be eligible to become exempt from the U.S. federal tax imposed on its shipping income derived from U.S. sources.

RECENT ACCOUNTING PRONOUNCEMENTS—In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or “ASU 2014-09,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its condensed consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (a “VIE”), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. This standard will be effective for annual reporting periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the potential impact of this standard update on its condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company is evaluating the potential impact of this standard update on its condensed consolidated financial statements.

2.              2015 MERGER

On February 24, 2015, the Company entered into an Agreement and Plan of Merger (“2015 merger agreement”) with Gener8 Maritime Acquisition, Inc. (one of its wholly-owned subsidiaries, referred to as “Gener8 Acquisition”), Navig8 Crude Tankers, Inc. (“Navig8 Crude”) and each of the equityholders’ representatives named therein. Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude continuing as the surviving corporation and our wholly-owned subsidiary and being renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary.” Navig8 Crude’s former shareholders that are determined by the Company, based on certifications received by the Company from such shareholders following the closing of the 2015 merger, to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement are entitled to receive 0.8947 shares of our common stock for each common share of Navig8 Crude they owned immediately prior to the consummation of the transactions contemplated under the 2015 merger agreement. Navig8 Crude’s former shareholders that are not determined  to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement (such as shareholders that are not “accredited investors”) are entitled to receive cash in an amount equal to the number of shares of the Company’s’ common stock such shareholder would have received multiplied by $14.348. The Company refers to the transactions under the 2015 merger agreement as the “2015 merger.” Concurrently with the 2015 merger, the Company filed with the Registrar of Corporations of the Republic of the Marshall Islands its Third Amended and Restated Articles of Incorporation to, among other things, increase the Company’s authorized capital, reclassify the Company’s common stock into a single class of common stock and change the Company’s legal name to “Gener8 Maritime, Inc.”

The Company follows the guidance of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition after considering the following factors:

•                                          Navig8 Crude’s assets at the date of the merger consisted almost exclusively of contracts for 14 VLCC newbuildings under construction and cash. The primary purpose for the merger was to acquire these newbuildings for the Company’s fleet. Delivery of these newbuildings is scheduled to occur over a period beginning in the third quarter of 2015 and ending in the first quarter of 2017, and thus these newbuildings have had no operating history. The sole operating activities of Navig8 Crude since its inception were the chartering in of two vessels from a related party and the chartering out of such vessels to Navig8 Crude’s former sponsor’s VL8 pool. Navig8 Crude does not own the vessels, the vessels are not being acquired as part of the merger, and Navig8 Crude did not perform any of the processes relative to these vessels, as they were commercially managed by the VL8 pool and technical management was the responsibility of the vessels’ owner. One of these charters was a six month charter that terminated on July 9, 2014, well before the merger, and the other will expire in February 2016 with no option to renew. The Company does not consider the prior activity to be significant.

•                                          No employees, processes or operating vessels: Navig8 Crude has no employees, and the Company intends to outsource the commercial management of the newbuildings to one or more vessel pools once the completed vessels are delivered and will need to provide technical management to the vessels. Navig8 Crude does not have any processes of its own and no employees or operating vessels were transferred as part of the merger. Additionally, as substantially all acquired assets are newbuildings currently under construction, without substantial additional capital to be provided by the Company, such assets are not capable of producing outputs.

The assets acquired through the 2015 merger primarily included 14 newbuilding VLCC vessels under construction, one time chartered-in VLCC vessel which is currently anticipated to expire in February 2016, and cash and cash equivalents. These assets were recorded on May 7, 2015 at cost, which approximates fair value, and the common stock issued on such date for the benefit of Navig8 Crude’s former shareholders was recorded based on costs of net assets acquired.

The assets acquired and the liabilities assumed from Navig8 Crude were recorded at cost, which approximates fair value, and included the following:

Cash and cash equivalents	$28,874
Due from Navig8 pools, net	1,877
Prepaid expenses and other current assets	2,435
Vessels under construction	435,417
Other assets (noncurrent)	3,037
Accounts payable and accrued expenses	(5,859)

Pursuant to the 2015 merger agreement, the Company deposited at the closing of the 2015 merger $4,527 and 31,233,170 shares of its common stock into a trust account with Computershare Trust Company, N.A. for the benefit of Navig8 Crude’s shareholders. See Note 17 — Common Stock.

Immediately following the consummation of the 2015 merger, on May 7, 2015, the Company’s shareholders prior to the 2015 merger owned approximately 34.9 million, or 52.55%, of the shares of its common stock and Navig8 Crude’s shareholders prior to the 2015 merger owned approximately 31.5 million, or 47.45% of the shares of the Company’s common stock. The 2015 merger closed on May 7, 2015.

Until twenty-four months following the anniversary of the closing of the 2015 merger, the Company is required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend the shareholders of General Maritime’s or the former shareholders of Navig8 Crude immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss.

3.              CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for the purchase of other fixed assets of $400 and $26 as of June 30, 2015 and December 31, 2014, respectively, for unpaid professional fees related to the Company’s IPO of $2,286 and $766 as of June 30, 2015 and December 31, 2014, respectively, and for unpaid professional fees related to the 2015 merger of $2,136 and $0 as of June 30, 2015 and December 31, 2014, respectively. Capitalized interest amounted to $11,472 for the six months ended June 30, 2015, out of which, $4,416 has not been paid out as of June 30, 2015 ($20 is included in Accounts payable and accrued expenses and $4,396 is included in Long-term debt in the condensed consolidated balance sheet).

See Note 2 for a list of the assets acquired and the liabilities assumed from Navig8 Crude upon the 2015 merger.

4.              DISPOSAL OF VESSELS AND VESSEL EQUIPMENT

During the three months ended June 30, 2015 and 2014, the Company recorded a loss on disposal of vessel equipment of $16 and $623, respectively. During the six months ended June 30, 2015, the Company recorded a loss on disposal of vessel equipment of $147. During the six months ended June 30, 2014, the Company recorded a loss on disposal of vessels and vessel equipment of $1,735, of which $1,197 related to the disposal of vessel equipment and $538 related to the sales of vessels. Losses on disposal of vessels include the cost of fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions. The loss on disposal of vessel equipment relates to replacement of steel and vessel equipment.

5.              VESSELS UNDER CONSTRUCTION

Vessels under construction consist of the following:

	June 30, 2015	December 31, 2014

2014 VLCC Newbuildings:
SPV Stock Purchase	$162,683	$162,683
Installment payments	132,355	85,030
Drawing approval and site supervision fee	2,456	820
Others (initial agent fee, etc.)	189	90
2015 VLCC Newbuildings:
Vessels	435,417	—
Acquisition-related costs	9,505	—
Fair value of 2015 Warrant Agreement assumed (Note 16)	3,381	—
Fair value of 2015 Stock Options assumed (Note 16)	39	—
Capitalized interest expense	20,430	8,958
Total	$766,455	$257,581

2014 VLCC Newbuildings

In March 2014, the Company’s wholly-owned subsidiary formerly known as VLCC Acquisition I Corporation entered into an agreement with Scorpio Tankers Inc. (“Scorpio”) and seven of its wholly-owned subsidiaries (“Shipbuilding SPVs”) for the purchase of the outstanding common stock of the Shipbuilding SPVs for an aggregate price of approximately $162,683 (the “SPV Stock Purchase”).

Each of the Shipbuilding SPVs are parties to a shipbuilding contract (collectively, the “Shipbuilding Contracts”) with either Daewoo Shipbuilding & Marine Engineering Co., Ltd. or with Hyundai Samho Heavy Industries Co., Ltd. (collectively, the “Ship Builders”) for the construction and purchase of a 300,000 DWT Crude Oil Tanker (collectively, the “2014 VLCC Newbuildings”). As a result of the acquisition of the Shipbuilding SPVs, the Company acquired indirect ownership of the Shipbuilding Contracts. The aggregate remaining installment payments under the Shipbuilding Contracts are $439,963 as of June 30, 2015, out of which $150,865 is due in the remaining six months of 2015 and $289,098 is due in 2016.

2015 VLCC Newbuildings

The Company is a party to newbuilding contracts for 14 additional VLCC tankers (collectively, the “2015 VLCC Newbuildings”) acquired through the 2015 merger with deliveries scheduled to commence beginning the third quarter of 2015. As of June 30, 2015, the Company’s estimated commitments associated with these newbuildings through their expected delivery dates were approximately $986,883, of which $282,494, $656,739 and $47,650 is due in the second half year of 2015, whole year 2016 and 2017, respectively. As the 2015 merger is accounted for as an asset acquisition, acquisition-related costs associated with the 2015 merger amounting to $9,505 were capitalized and included in Vessels under construction as of June 30, 2015. See Note 2 — 2015 Merger.

6.              PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
Bunkers and lubricants	$18,033	$24,285
Insurance claims receivable	3,022	1,156
Prepaid insurance	2,942	1,904
Other	6,269	5,347
Total	$30,266	$32,692

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of June 30, 2015 and December 31, 2014, the portion of insurance claims receivable not expected to be collected within one year of $2,625 and $4,696, respectively, is included in Other assets (non-current) on the condensed consolidated balance sheets.

7.              OTHER FIXED ASSETS

Other fixed assets consist of the following:

	June 30, 2015	December 31, 2014
Other fixed assets:
Furniture, fixtures and equipment	$1,126	$1,154
Vessel equipment	4,322	3,381
Computer equipment	461	312
Other	87	71

Total cost	5,996	4,918

Less: accumulated depreciation	2,371	1,933
Total	$3,625	$2,985

Depreciation of Other fixed assets for the three months ended June 30, 2015 and 2014 was $187 and $231, respectively. Depreciation of Other fixed assets for the six months ended June 30, 2015 and 2014 was $438 and $427, respectively.

8.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$16,433	$33,747
Accrued operating expenses	15,922	15,707
Accrued administrative expenses	4,027	3,240
Accrued interest	76	76
Total	$36,458	$52,770

9.              LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
$508M Credit Facility	$414,680	$414,680
$273M Credit Facility	241,581	241,581
Senior Notes	142,531	134,574
Total	798,792	790,835

Less: current portion of long-term debt	(29,528)	—

Long-term debt	$769,264	$790,835

SENIOR SECURED CREDIT FACILITIES

A repayment schedule of outstanding Senior Secured Credit Facilities at June 30, 2015 is as follows:

	$508M Credit Facility	$273M Credit Facility	TOTAL
YEAR ENDING DECEMBER 31,
2016	$57,809	$17,015	$74,824
2017	356,871	224,566	581,437

	$414,680	$241,581	$656,261

Senior Secured Credit Facilities are fully drawn and, at June 30, 2015 and December 31, 2014, there is no availability for additional borrowings. For the three months ended June 30, 2015 and 2014, interest expense incurred under the Senior Secured Credit Facilities amounted to $7,122 and $7,280, respectively. For the six months ended June 30, 2015 and 2014, interest expense incurred under the Senior Secured Credit Facilities amounted to $13,992 (out of which $7,146 was capitalized) and $14,339 (out of which $2,054 was capitalized), respectively.

NOTE AND GUARANTEE AGREEMENT

As of June 30, 2015 and December 31, 2014, the discount on the Senior Notes was $6,058 and $6,329, respectively, which the Company amortizes as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $4,058 and $1,921 during the three months ended June 30, 2015 and 2014, and amounted to $7,957 (out of which $4,064 was capitalized) and $1,921 (out of which $275 was capitalized) during the six months ended June 30, 2015 and 2014.

10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$798,792	$782,533	$790,835	$776,350

The fair value of the Senior Secured Credit Facilities as of June 30, 2015 and December 31, 2014 was deemed to approximate the carrying value as the loan agreements have recently been amended in 2015. The fair value of the Senior Notes was based on quoted yields of bond indices and is classified within Level 3 of the fair value hierarchy.

The carrying amounts of the Company’s other financial instruments at June 30, 2015 and December 31, 2014 (principally restricted cash, amounts due from charterers, amounts due from Navig8 pools, prepaid expenses and other current assets, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

The fair value of Goodwill can be measured only as a residual and cannot be measured directly, and is measured on a nonrecurring basis. The Company employs a methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 measurement. The Company used significant unobservable inputs (Level 3) in determining the implied fair value of goodwill as of December 31, 2014. No such measurement on Goodwill impairment was deemed necessary as of June 30, 2015. The following table summarizes the valuation of assets measured on a nonrecurring basis:

	June 30, 2015			December 31, 2014
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Goodwill	n/a	n/a	n/a	$27,131	$—	$27,131
Senior Notes	$126,272	$—	$126,272	120,090	—	120,090

11.       REVENUES FROM TIME CHARTERS, SPOT CHARTERS, AND NAVIG8 POOLS

Total revenues earned on time charters for the three months ended June 30, 2015 and 2014 were $8,685 and $2,386, respectively; total revenues earned on spot voyages for the three months ended June 30, 2015 and 2014 were $103,583 and $80,939, respectively; and total revenues earned from Navig8 pools for the three months ended June 30, 2015 and 2014 were $4,212 and $0, respectively. Total revenues earned on time charters for the six months ended June 30, 2015 and 2014 were $14,716 and $4,164, respectively; total revenues earned on spot voyages for the six months ended June 30, 2015 and 2014 were $218,954 and $202,443, respectively; and total revenues earned from Navig8 pools for the six months ended June 30, 2015 and 2014 were $4,212 and $0, respectively. Future minimum rental receipts, excluding any revenue relating to time charters associated with vessels subject to performance claims, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts as of June 30, 2015 are $14,283 and $3,572 during the second half year of 2015 and full-year 2016, respectively.

12.       VESSEL POOL ARRANGEMENTS

2011 VLCC Pool

During the second quarter of 2011, the Company agreed to enter five of its VLCCs into a commercial pool of VLCCs (the “2011 VLCC Pool”) managed by a third-party company (“2011 VLCC Pool Operator”). Through March 31, 2012, the Genmar Vision, the Genmar Ulysses, the Genmar Zeus, the Genmar Hercules and the Genmar Victory were delivered into the 2011 VLCC Pool.

The subsidiaries of the Company which own the Genmar Poseidon and the Genmar Atlas entered into time charters with a subsidiary company of the 2011 VLCC Pool Operator which in turn delivered those vessels into the 2011 VLCC Pool in July 2011. These two time charters were at market related rates, subject to a floor of $15,000 per day and a 50% profit share above $30,000 per day. The Genmar Atlas and the Genmar Poseidon time charters were terminated and the vessels were removed from the 2011 VLCC Pool in October 2012 and June 2013, respectively.

As each vessel entered the 2011 VLCC Pool, it was required to fund a working capital reserve of $2,000 per vessel, which was increased to $2,500 per vessel during the fourth quarter of 2012. This reserve was being accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned. The 2011 VLCC Pool Operator is responsible for the working capital reserve for the two vessels it charters. For the five vessels delivered directly into the 2011 VLCC Pool by December 31, 2012, there is a working capital reserve of $1,900 as of June 30, 2015 and December 31, 2014 which is recorded on the condensed consolidated balance sheet as Other assets. All five of these vessels left the 2011 VLCC Pool by the end of May 2013, while the Company continues to own and operate these vessels. These five vessels have receivables from the 2011 VLCC Pool, including the working capital reserve, amounting to $3,446 as of June 30, 2015 and December 31, 2014 for undistributed earnings and bunkers onboard the vessels when they entered into the 2011 VLCC Pool and certain other advances made by the Company on behalf of the vessels in the 2011 VLCC Pool.

See Note 18—Commitments and Contingencies for discussion regarding a dispute on balances due from the 2011 VLCC Pool.

Unique Tankers Pool

On November 29, 2012, Unique Tankers LLC, a wholly-owned subsidiary of the Company (“Unique Tankers”), entered into an Agency Agreement (the “Unique Agency Agreement”) with Unipec UK Company Limited (“Unipec”) for purposes of establishing and operating a pool of tanker vessels (the “Unique Pool”) to be employed in the worldwide carriage or storage of crude oil, fuel oil or other products. Pursuant to the Unique Agency Agreement, Unique Tankers is jointly managed by Gener8 Maritime Management LLC, a wholly-owned subsidiary of the Company (“GMM”), and Unipec through a pool committee (the “Unique Pool Committee”).

Unique Tankers charters in tanker vessels (“Unique Pool Vessels”) under time charters providing vessel owners with a charter hire based on the earnings of all of the vessels entered in the Unique Tankers pool and pool weightings assigned to the vessels pursuant to pool participation agreements entered into with vessel owners. In turn, Unique Tankers deploys Unique Pool Vessels as agent of the vessel owners/disponent owners to its customers.

Subject to the direction of the Unique Pool Committee, GMM acts as Unique Pool manager, providing administrative services to Unique Tankers. GMM also oversees, monitors and assists with, as requested, commercial management of the Unique Pool Vessels. GMM is entitled to receive a fixed fee per day for each Unique Pool Vessel for such services. All such fees have been eliminated in consolidation. For the six months ended June 30, 2015 and 2014, all of the Unique Pool Vessels were owned by the Company. Pursuant to the Unique Agency Agreement, Unipec has acted as the exclusive commercial manager of the Unique Pool Vessels, and as compensation receives a certain percentage of the gross voyage revenues obtained by each Unique Pool Vessel (the “Unique Agency Fee”); this percentage may vary and be subject to adjustments based on criteria set forth in the Unique Agency Agreement. For the three months ended June 30, 2015 and 2014, the Unique Agency Fee amounted to $755 and $784, respectively. For the six months ended June 30, 2015 and 2014, the Unique Agency Fee amounted to $1,594 and $1,616, respectively. The Unique Agency Fee is included in the Voyage Expenses on the condensed consolidated statements of operations.

Under an exclusivity side letter, the Company is restricted in its establishment or operation of Suezmax or VLCC crude oil tankers outside the Unique Tankers Pool without the prior approval of Unipec during the term of the Unique Agency Agreement. Also, under an option side letter, GMM has granted Unipec an option to purchase Unique Tankers for a fixed price, which option is exercisable during the term of the Unique Agency Agreement.

The Company intends to transition the employment of all of its spot VLCC, Suezmax and Aframax vessels to existing Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. On May 7, 2015, the Company delivered to Unipec a notice of termination under certain of its pool-related agreements between Unipec and Unique Tankers, including the Unique Agency Agreement.

As of June 30, 2015 and December 31, 2014, 13 and 17 of the Company’s vessels, respectively, were chartered into the Unique Pool. For the three months ended June 30, 2015 and 2014, voyage revenue associated with the Unique Pool amounted to $77,064 and $63,745, respectively. For the six months ended June 30, 2015 and 2014, voyage revenue associated with the Unique Pool amounted to $168,033 and $157,280, respectively. Voyage revenue associated with the Unique Pool is included in the condensed consolidated statements of operations as a component of Spot charter revenues.

Navig8 Pools

In June 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries (other than for the Genmar Victory and Genmar Vision), entered into pool agreements with VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of 4.5% of the Company’s outstanding common shares as of June 30, 2015. See Note 15 for a description of the pool arrangements with these related parties.

13.       LEASE COMMITMENTS

In 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense is $145, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2020. During the six months ended June 30, 2015 and 2014, the Company recorded $878 of expense associated with this lease each period.

In July 2015, the Company entered into an amendment to such lease. See Note 19. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2015 (from July 1, 2015)—$741, 2016- $1,536, 2017- $1,536, 2018- $1,536, and thereafter—$13,594.

As of June 30, 2015 and December 31, 2014, the Company had an outstanding letter of credit of $1,385 and $658, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1,423 and $660 as of June 30, 2015 and December 31, 2014, respectively. On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of an extension of its office lease. See Note 19.

14.       CLOSING OF PORTUGAL OFFICE

The Company announced the closing of its Portugal office to its employees on April 29, 2014. Management estimates that the total one-time charges associated with the closing, including severance of $4,700, will be approximately $6,000. The Company outsources the management of the vessels that have been managed by the Portugal office to a third-party ship manager with its principal office in Mumbai, India. Management commenced the change of management of the vessels in May 2014 and completed the change in November 2014.

For the six months ended June 30, 2015 and 2014, costs incurred associated with the closing of the Portugal office amounted to $361 and $4,221, respectively, and are included in Closing of Portugal office on the condensed consolidated statement of operations. As of June 30, 2015 and December 31, 2014, a balance of $892 and $1,127, respectively, remains outstanding and is included in Accounts payable and accrued expenses on the condensed consolidated balance sheets.

Closing of Portugal Office
Balance as of January 1, 2015	$1,127
Expenses accrued	361
Amount paid	(674)
Foreign currency revaluation	78
Balance as of June 30, 2015	$892

15.       RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

VL8 Pool

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of June 30, 2015, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels Inc.

In June 2015, each of the Company’s VLCC or  newbuilding vessel owning subsidiaries (other than for the Genmar Victory and Genmar Vision) entered into a pool agreement with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 pool. The 14 newbuilding-owning subsidiaries the Company acquired in the 2015 merger had previously entered into pool agreements with VL8 Pools Inc. and the agreements entered into in June 2015 by those subsidiaries replaced those earlier agreements. VL8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. allocates the revenue of VL8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to a commercial management agreement, VL8 Management Inc. agreed to provide commercial management services to VL8 Pool Inc. for the VL8 pool, and VL8 Pool Inc. agreed to pay VL8 Management Inc. a fee equal to 1.25% of all hire revenues during the term of the commercial management agreement along with an administration fee of $325.00 per day per vessel.

As of June 30, 2015, one of the Company’s owned VLCC vessels (Gener8 Hercules) has entered into the VL8 pool; additionally, one chartered-in VLCC vessel (Nave Quasar), which operates under a time charter anticipated to expire in February 2016, was also deployed in the VL8 pool. During the three months and six months ended June 30, 2015, the Company earned net pool distribution of $3,299 from VL8 Pool and is included in Navig8 pool revenues on the condensed consolidated statement of operations. As of June 30, 2015, a balance of $2,002 is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

Nave Quasar is chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited at a gross daily rate of $26, and the pool earnings are subject to a 50% profit share with Navig8 Inc. for earnings above $30 per day. For the three months and six months ended June 30, 2015, the related expense amounted to $2,599 and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. The Company’s estimated commitments, as of June 30, 2015, excluding any amounts which may due pursuant to profit share after June 30, 2015, through the expected re-delivery date of Nave Quasar, aggregate approximately $6,025, of which $4,857 are payable in 2015 and $1,168 are payable in 2016.

Suez8 Pool

In June 2015, each of the Company’s Suezmax vessel owning subsidiaries entered into pool agreements with V8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters.V8 Pool Inc. allocates the revenue of Suez8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to a commercial management agreement, Navig8 Asia Ptd. Ltd. agreed to provide commercial management services to V8 Pool Inc. for the Suez8 pool, and V8 Pool Inc. agrees to pay Navig8 Asia Ptd. Ltd. a fee equal to 1.25% of all hire revenues during the term of the commercial management agreement along with an administration fee of $325.00 per day per vessel.

As of June 30, 2015, none of the Company’s Suezmax vessels has entered into the Suez8 pool.

V8 Pool

In June 2015, each of the Company’s Aframax vessel owning subsidiaries entered into a pool agreement in June 2015 with V8 Pool Inc., a subsidiary of Navig8 Limited and the operator of the V8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. allocates the revenue of the V8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to a commercial management agreement, Navig8 Asia Ptd. Ltd. agreed to provide commercial management services to V8 Pool Inc. for the V8 pool, and V8 Pool Inc. agrees to pay Navig8 Asia Ptd. a fee equal to 2.0% of all hire revenues during the term of the commercial management agreement along with an administration fee of $250.00 per day per vessel.

As of June 30, 2015, three of the Company’s Aframax vessels (Gener8 Pericles, Gener8 Daphne, and Gener8 Elektra) have entered into the V8 pool. During the three months and six months ended June 30, 2015, the Company received net pool distribution from the V8 pool of $913 and is included in Navig8 pool revenues on the condensed consolidated statement of operations. As of June 30, 2015, a balance of $906 is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

The Company is required to provide working capital of $1,500 to VL8 Pool Inc. upon delivery of each vessel into the VL8 pool; and to provide working capital of $1,000 and $750 to V8 Pool Inc. upon delivery of each vessel into the Suez8 pool and V8 pool, respectively. As of June 30, 2015, the working capital associated with the Company’s own vessels entered into the VL8 pool and V8 pool amounted to $3,750 and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. In addition, the working capital contribution to the VL8 pool for Nave Quasar (the chartered-in vessel) of $1,750 is included in Due from Navig8 pools on the condensed consolidated balance sheet as of June 30, 2015, as the time charter is expiring in February 2016.

Navig8 Supervision Agreement

Gener8 Subsidiary has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $500 per vessel.  No supervision fees were incurred during the period from May 8, 2015 (post-merger) to June 30, 2015, and no balance remained outstanding as of June 30, 2015.

Technical Management Agreements

Pursuant to technical management agreements by and between Navig8 Shipmanagement and Gener8 Subsidiary’s 14 newbuilding-owning subsidiaries, Navig8 Shipmanagement has agreed to provide technical management services for these vessels, once delivered, including but not limited to arranging for and managing crews, vessel maintenance, provision of supplies, spares, victuals and lubricating oils, dry-docking, repairs, insurance, maintaining regulatory and classification society compliance, and providing technical support. In accordance with the technical management agreements, Gener8 Subsidiary’s vessel-owning subsidiaries will pay Navig8 Shipmanagement an annual fee of $183 (payable at a daily rate of $500.00 per day) per vessel. During the period from May 8, 2015 to June 30, 2015, there was no billing received from Navig8 Shipmanagement in relation to technical management fee, as Navig8 Crude’s vessels have not commenced operations.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude (currently “Gener8 Subsidiary”) entered into a corporate administration agreement with Navig8 Asia Pte Ltd., or “Navig8 Asia,” a subsidiary of Navig8 Limited, whereby Navig8 Asia agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay Navig8 Asia a fee of $250.00 per vessel per day. During the period from May 8, 2015 to June 30, 2015, Navig8 Asia billed Navig8 Crude a total of $189 for corporate administration fees, and there were billings, amounting to $22, from Navig8 Asia in relation to the settlement of liabilities on behalf of Navig8 Crude.  A payable balance of $105 remained outstanding as of June 30, 2015.

Other Related Party Transactions

During the three months ended June 30, 2015 and 2014, the Company incurred office expenses totaling $1 and $3, respectively and during the six months ended June 30, 2015 and 2014, the Company incurred office expenses totaling $3 and $6, respectively, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of June 30, 2015 and December 31, 2014, a balance due from P C Georgiopoulos & Co., LLC of $16 and $14, respectively, remains outstanding.

The Company incurred fees for legal services aggregating $0 and $24 during the three months ended June 30, 2015 and 2014, respectively, and aggregating $2 and $45 during the six months ended June 30, 2015 and 2014, respectively, due to the father of Mr. Georgiopoulos. As of June 30, 2015 and December 31, 2014, a balance due to the father of Mr. Georgiopoulos of $2 and $0, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $23 and $22, respectively, during the three months ended June 30, 2015 and 2014, and totaling $53 and $49, respectively, during the six months ended June 30, 2015 and 2014, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of June 30, 2015 and December 31, 2014, a balance due from Genco of $8 and $53, respectively, remains outstanding.

Genco made available certain of its employees who performed internal audit services for the Company for which the Company was invoiced $0 and $37, respectively, during the three months ended June 30, 2015 and 2014,  and $0 and $72, respectively, during the six months ended June 30, 2015 and 2014, based on actual time spent by the employees. As of June 30, 2015 and December 31, 2014, a balance of $0 and $12, respectively, remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $2,210 and $1,677, respectively, during the three months ended June 30, 2015 and 2014, and aggregating $4,200 and $5,706, respectively, during the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, a balance of $1,860 and $560, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer is on the board of directors of Aegean. During the second half year of 2014, Aegean chartered one of the Company’s voyages (no such transactions during either the three or the six months ended June 30, 2015 and 2014). As of June 30, 2015 and December 31, 2014, a balance of $0 and $317, respectively, remains outstanding. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended June 30, 2015 and 2014 for $52 and $53, respectively and during the six months ended June 30, 2015 and 2014 for $103 and $103, respectively. As of June 30, 2015 and December 31, 2014, a balance of $1 and $5, respectively, remains outstanding.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $15 and $0, respectively, during the three months ended June 30, 2015 and 2014, and for $30 and $0, respectively, during the six months ended June 30, 2015 and 2014. Mr. Georgiopoulos is chairman of Chemical’s board of directors. No balances remain outstanding as of June 30, 2015 and December 31, 2014.

During 2013, the Company assigned certain payments associated with bunker supply contracts with third-party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One board member of the Company is associated with or employed by Oaktree Capital Management, L.P.  Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P.  The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $148 and $701 for the three months ended June 30, 2015 and 2014, respectively, and $972 and $1,842 for the six months ended June 30, 2015 and 2014, respectively, and this amount is included in Voyage expenses on the condensed consolidated statement of operations. As of June 30, 2015 and December 31, 2014, the balance due to Oaktree Principal Bunker Holdings Ltd. of $0 and $14,306, respectively, remains outstanding, and is included in Accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $1,865 and $2,030 for the three months ended June 30, 2015 and 2014, respectively; and amounting to $4,694 and $4,836 for the six months ended June 30, 2015 and 2014, respectively. A payable balance due to Integr8 Fuels Inc. of $0 and $82 remains outstanding on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Amounts due from the related parties described above as of June 30, 2015 and December 31, 2014 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of June 30, 2015 and December 31, 2014 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

16.       STOCK-BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the three months ended June 30, 2015 and 2014, amortization of the fair value of these stock options was $941 and $325, respectively, and for the six months ended June 30, 2015 and 2014, amortization of the fair value of these stock options was $1,183 and $721, respectively, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes all stock option activity for the six months ended June 30, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2015	343,662	$38.26	$18.22

Granted	—
Exercised	—
Cancelled	(343,662)	$38.26	$18.22

Outstanding, June 30, 2015	—

Outstanding, January 1, 2014	343,662	$38.26	$18.22

Granted	—
Exercised	—
Cancelled	—

Outstanding, June 30, 2014	343,662	$38.26	$18.22

The following table summarizes certain information about the stock options outstanding as of December 31, 2014:

	Options Outstanding, December 31, 2014			Options Exercisable, December 31, 2014
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$38.26	343,662	$38.26	7.4	—	—

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments are expected to be issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $21,952 was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the three and six months ended June 30, 2015, compensation expense of $8,881 in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. Future amortization for the following years are: 2015 (from July 1, 2015)—$3,086, 2016—$5,887, 2017—$2,927, and 2018—$1,171.

2015 Warrant Agreement

In connection with the 2015 merger, the Company entered into an amended and restated warrant agreement (the “2015 Navig8 warrant agreement”) with Navig8 Limited (the “2015 Navig8 warrantholder”), with the terms of the agreement substantially consistent with the original warrant agreement between Navig8 Crude and Navig8 Limited except as described below. Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had, prior to the Navig8 merger, provided the 2015 Navig8 warrantholder the right to purchase 1,600,000 shares of Navig8 common stock at $10 per share of Navig8 common stock were converted into warrants entitling the 2015 Navig8 warrantholder to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share.

The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon the Company’s common shares reaching the following trading thresholds following the initial public offering: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume-weighted average price of the Company’s shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2 million.

The aggregate fair value of the 2015 Navig8 warrant agreement totaled $3,381 at its grant date on May 7, 2015. As these warrants were assumed by the Company in conjunction with the 2015 merger, the fair value of these warrants at the date of the 2015 merger was included as part of vessel acquisition costs within Vessels-under-construction as of June 30, 2015. The fair value was calculated using a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model were applied. The model projects future share prices based on a risk-neutral framework. The parameters used include inception date, share price, subscription price, lifetime, expected volatility, risk-free rate and expected dividends. Assumptions were made to calculate the fair value of the warrants. At inception date, the shares were not listed and the share price used on the inception date is assumed to be $13.10, based on the first trading date of the Company’s stock upon its IPO. The full lifetime of the warrants until expiry date, 0.90 year, had been used. Due to the shares not being listed at inception date, the historical share price of the Company cannot be used to predict the future volatility. The expected volatility of 40% was based on the historical share prices of similar listed companies. The estimated risk-free rate of 0.24% was based on the US Treasury rate for a similar period. No dividends are expected during the lifetime of the warrants. Due to the uncertainties on the level of trading volume and limited lifetime of the warrants, the Company has also assumed a 90% probability on the liquidity condition.

The following is summary of the status of the Company’s warrants as of June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate fair value
	(‘000)
Outstanding, January 1, 2015	—	n/a	n/a	n/a

Granted	1,600	$11.18	0.90	$3,381
Exercised	—
Forfeited	—

Outstanding, June 30, 2015	1,600	$11.18	0.75	$3,381

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. The Company also agreed to treat the option agreement as exercisable through July 8, 2017. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. Except as described above, the terms on these stock options are substantially consistent with the original stock options issued by Navig8 Crude.

The fair value of the stock options was calculated by using the Black-Scholes option pricing model. The parameters used include grant date, share price, exercise price, risk-free interest rate, expected option life, expected volatility and expected dividends. Assumptions were made to calculate the fair value of the stock options. The grant date was May 7, 2015, and the strike price was $14.00. The full lifetime of the stock options until expiry date, 2.17 years, had been used. The risk free interest rate used was 0.63%. The expected volatility of 40.0% was based on historical share prices of similar listed companies. As these stock options were assumed by the Company in conjunction with the 2015 merger, the fair value of these stock options at the date of the 2015 merger of $39 was included as part of vessel acquisition costs within Vessels-under-construction as of June 30, 2015.

17.       COMMON STOCK

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A common stock and Class B common stock were converted on a one-to-one basis to a single class of common stock upon the filing of the Company’s Third Amended and Restated Articles of Incorporation. Additionally, pursuant to the terms of the 2015 merger, each former shareholder of Navig8 Crude that is determined by the Company to be permitted to receive its common stock pursuant to the Securities Act is entitled to merger consideration of 0.8947 shares of its common stock for each share of Navig8 Crude held by such shareholder immediately prior to the 2015 merger. Former shareholders of Navig8 Crude that are not determined by the Company to be permitted to receive its common stock pursuant to the Securities Act (e.g., shareholders that are not “accredited investors,” as defined in Regulation D promulgated under the Securities Act) are entitled to cash consideration. At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4,527 in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the holders of 1% of Navig8 Crude’s shares are not permitted to receive shares as consideration.

Additionally, on May 7, 2015, upon consummation of the 2015 merger, pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, the Company issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase the Company’s common stock by the commitment parties terminated upon the consummation of the Company’s IPO, and the related costs of $6,040 are included in the Company’s condensed consolidated statement of operations as Other financing costs for the six months ended June 30, 2015.

On June 30, 2015, the Company completed its IPO of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210,000. After underwriting commissions, the Company received net proceeds of $196,350.

18.       COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

GENMAR PROGRESS

In August 2007, an oil sheen was discovered and reported by shipboard personnel in the vicinity of the Genmar Progress, in Guayanilla Bay, Puerto Rico. Subsequently, the U.S. Coast Guard formally designated the Genmar Progress as a source of the pollution incident. In October 2010, the United States, GMR Progress, LLC, and General Maritime Management (Portugal) L.d.A. executed a Joint Stipulation and Settlement Agreement. Pursuant to the terms of this agreement, the United States agreed to accept $6,273 in full satisfaction of oil spill response costs of the Coast Guard and certain natural damage assessment costs incurred through the date of settlement. The settlement had been paid in full by the vessel’s protection & indemnity underwriters.

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4,940 for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7,851, consisting of $848 for loss of beach use, $4,906 for injuries to mangroves, sea grass and coral, $83 for uncompensated damage assessment costs and $2,014 for a 35% contingency for monitoring and oversight. This claim is disputed and has been reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim. The parties are arranging for an initial settlement meeting in Puerto Rico on a mutually convenient date in autumn of 2015.

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1,900 in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified. Submissions in this arbitration have closed.

As of June 30, 2015 and December 31, 2014, amount due from the 2011 VLCC Pool of $3,446 was included in Other assets (noncurrent). It is possible, although not assured, that the Company may be able to obtain payment of this amount by accessing the funds in the Escrow Account currently being held by the attorneys of the 2011 VLCC Pool Operator (see below Atlas Charter Dispute for a description of the Escrow Account).

ATLAS CHARTER DISPUTE

On April 22, 2013, GMR Atlas LLC, a vessel owning subsidiary of the Company, submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association a claim for declaratory relief as to the proper construction of certain provisions of a Charterparty contract (the “Atlas Charterparty”) between GMR Atlas LLC and, the party chartering a vessel from GMR Atlas LLC (the “Atlas Claimant”) relating to, among other things, customer vetting eligibility. The Atlas Claimant is an affiliate of the 2011 VLCC Pool Operator. The Atlas Claimant initially counterclaimed (the “Initial Atlas Claims”) for repayment of hire and other amounts paid under the Atlas Charterparty during the period from July 22, 2012 to November 4, 2012 and also asserted claims for interests and costs. GMR Atlas LLC provided security for those claims, plus amounts in respect of interest and costs, in the sum of $3,498 pursuant to an escrow agreement (the “Escrow Account”). The Initial Atlas Claims were dismissed with prejudice to the extent they were for repayment of hire or other amounts paid prior to October 26, 2012 and this dismissal is no longer subject to appeal.

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $3,951 plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3,498 security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $3,951 plus an unquantified claim for interest and legal costs. These claims are presently proceeding in London arbitration. Both parties have exchanged lists of documents for standard disclosure and copies of the documents to be disclosed. The next stage will be the exchange of witness statements of fact and the preparation of an expert report for exchange. As of the date of this report, the Company is not able to determine the likelihood of the outcome.

19.       SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2015 for recognition or disclosure purposes. Based on this evaluation, from July 1, 2015 through August 14, 2015, which represents the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Underwriters’ Over-Allotment Shares

On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26,351 and net proceeds of $24,638 after underwriting commissions and other registration expenses.

Cash Settlement for Navig8’s Former Shareholders

At the closing of 2015 merger, the Company deposited into an account maintained by an exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of Gener8 Maritime and $4,527 in cash. The number of shares and amount of cash deposited into such account were calculated based on an assumption that the holders of 1% of Navig8 Crude’s shares are not permitted under the 2015 merger agreement to receive shares of the Company as consideration and will receive cash instead. On July 24, 2015, $932 was returned to the Company from the trust account because holders of less than 1% of the Navig8 Crude’s shares will be entitled to cash. As of August 7, 2015, $716 in cash had been paid out to former Navig8 shareholders, leaving a balance in the trust account of $2,879, and 31,298,093 shares had been issued to former shareholders of Navig8 Crude as merger consideration, including all of the 31,233,170 shares deposited into the aforementioned trust account as well as 64,923 additional shares.

Office lease

The Company amended its office lease on July 14, 2015. The lease term was extended for an additional five year period commencing on October 1, 2020 at a rate of $182 per month.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and observations. Included among the factors that, in our view, could cause actual results to differ materially from the forward looking statements contained in this Quarterly Report on Form 10-Q are the following: (i) loss or reduction in business from our significant customers; (ii) the failure of our significant customers, pool managers or technical managers to perform their obligations owed to us; (iii) the loss or material downtime of significant vendors and service providers; (iv) our failure, or the failure of the commercial managers of any pools in which our vessels participate, to successfully implement a profitable chartering strategy; (v) changes in demand; (vi) a material decline or prolonged weakness in rates in the tanker market; (vii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (viii) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (ix) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (x) actions taken by regulatory authorities; (xi) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (xii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xiii) changes in the typical seasonal variations in tanker charter rates; (xiv) changes in the cost of other modes of oil transportation; (xv) changes in oil transportation technology; (xvi) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xvii) changes in general political conditions; (xviii) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xix) changes in the itineraries of our vessels; (xx) adverse changes in foreign currency exchange rates affecting our expenses; (xxi) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, the Company’s agreements to acquire vessels and contemplated financing arrangements; (xxii) financial market conditions; (xxiii) sourcing, completion and funding of financing on acceptable terms; (xxiv) our ability to comply with the covenants and conditions under our debt obligations; (xxv) any negative perception of our Chapter 11 bankruptcy reorganization in 2012 by investors, customers or other counterparties; (xxvi) other factors discussed under the “Risk Factors,” “Management Discussion and Analysis of Financial Condition and Results of Operations” or other sections in our prospectus dated June 24, 2015, filed with the SEC pursuant to rule 424(b) of the Securities Act on June 25, 2015 (the “Prospectus”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting our investor relations department via our website www.gener8maritime.com; and (xxvii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three months and six months ended June 30, 2015 and 2014. You should consider the foregoing when reviewing the consolidated financial statements and this discussion. You should read this section together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above. This discussion contains forward looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward looking statements due to a number of factors, including those we describe under “Risk Factors” in the Prospectus and elsewhere in this quarterly report.

General

We are Gener8 Maritime Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. We own a fleet of 46 tankers, including 25 vessels on the water, consisting of 7 VLCCs, 11 Suezmax vessels,

4 Aframax vessels, 2 Panamax vessels and 1 Handymax product carrier, with an aggregate carrying capacity of 4.5mm deadweight tons, or “DWT,” as of June 30, 2015, and 21 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries from September 2015 through February 2017. These newbuildings are expected to more than double our fleet capacity to 10.8mm DWT, based on the contractually-guaranteed minimum DWT of newbuild vessels.

On May 17, 2012 the Company completed its financial restructuring and emerged from Chapter 11 of the United States Bankruptcy Code through a series of transactions contemplated by the Plan of Reorganization and the Plan of Reorganization, or “Chapter 11 plan,” became effective pursuant to its terms.

In March 2014 we purchased seven “eco” newbuild VLCCs from Scorpio Tankers, Inc.

On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly-owned subsidiaries), Navig8 Crude Tankers, Inc. and each of the equityholders’ representatives named therein entered into an Agreement and Plan of Merger. We refer to Gener8 Maritime Acquisition, Inc. as “Gener8 Acquisition,” to Navig8 Crude Tankers, Inc. as “Navig8 Crude” and to the Agreement and Plan of Merger as the “2015 merger agreement.” Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude, which was renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary,” continuing as the surviving corporation and our wholly-owned subsidiary. We refer to the transactions contemplated under the 2015 merger agreement as the “2015 merger.” Concurrently with the 2015 merger, we filed with the Registrar of Corporations of the Republic of the Marshall Islands our Third Amended and Restated Articles of Incorporation to, among other things, increase our authorized capital, reclassify our common stock into a single class of common stock and change our name to “Gener8 Maritime, Inc.” As part of the 2015 merger we acquired 14 “eco” newbuild VLCCs owned by Navig8 Crude.

We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the seven newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and to our 21 newbuildings collectively as our “VLCC newbuildings.” We expect our VLCC newbuildings to begin delivering in the third quarter of 2015 with the final delivery expected to occur by the first quarter of 2017. We intend to enter into new credit facilities to fund a significant portion of the installment payments in respect of these VLCC newbuildings. See “—Liquidity and Capital Resources—Debt Financings” below. However, we cannot assure you we will be able to enter into these new credit facilities.

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210 million. After underwriting commissions and other expenses, we received net proceeds of approximately $190.7 million. On July 17, 2015, the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares at the public offering price of $14.00 per share resulted in additional gross proceeds of approximately $26.4 million dollars and approximately $24.6 million of additional net proceeds after underwriting commissions and other expenses.

Non-U.S. operations accounted for a majority of our revenues and results of operations. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues, earnings or assets from the transportation of international seaborne crude oil and petroleum products by geographical area. Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and is subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the transportation of crude oil and petroleum products with our fleet of vessels.

For further description of our businesses see the “Business” section found in our Prospectus. You should read the following discussion in conjunction with our financial statements and related Notes included elsewhere in this quarterly report and in our Prospectus, including the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 30, 2015, 22 of our 25 owned vessels (in addition to a single vessel which we have the right to operate under a time charter anticipated to expire in February 2016) were employed in the spot market (either directly or through spot market focused pools), given our expectation of near- to medium-term increases in charter rates.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port and fuel costs. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates and lower utilization. Pools generally consist of a number of vessels which may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers while technical management is typically the responsibility of each ship owner. Under pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e. the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel. Pools, in return, typically negotiate charters with customers primarily in the spot market. As of June 30, 2015, all of the vessels deployed in the Unique Tankers pool were owned by our subsidiaries and are deployed on spot market voyages. See Note 12 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for information regarding the Unique Tankers pool. Since the members of a pool typically share in the revenue generated by the entire group of vessels in the pool, and since pools operate primarily in the spot market, including the pools in which we participate, the revenue earned by vessels placed in spot market related pools is subject to the fluctuations of the spot market and the ability of the pool manager to effectively charter its fleet. We believe that vessel pools can provide cost-effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times. During 2014 and the first portion of 2015, all of our spot VLCC and Suezmax vessels were deployed in the Unique Tankers pool. We intend to transition the employment of all of our spot VLCC, Suezmax and Aframax vessels to existing Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers.  In June 2015, each of our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Genmar Victory and Genmar Vision) entered into pool agreements regarding the entry of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for further information regarding these pool agreements.

As of June 30, 2015, 1 of our VLCC vessels was deployed in the VL8 Pool, none of our Suezmax vessels were deployed in the Suez8 pool and 3 of our Aframax vessels were deployed in the V8 pools. As of June 30, 2015, 4 of our VLCC vessels and 9 of our Suez8 vessels remained in the Unique Tankers pool. Additionally, one VLCC vessel, which we have the right to operate at a gross rate of $26,397 per day under a time charter anticipated to expire in February 2016 and under which we have agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was deployed in the VL8 Pool. As of June 30, 2015, the Genmar Victory and Genmar Vision were deployed on time charters expiring in January 2016 and February 2016, respectively, each at gross rate of $38,000 per day with a one year renewal option at the option of the charterer at a gross rate of $46,000 per day. As of June 30, 2015, the Gener8 St. Nikolas was deployed on a time charter at a gross rate of $19,750 per day; this time charter expired in July 2015 and was delivered to the Suez8 pool in August 2015.

Pursuant to the terms of a non-binding term sheet between us and Navig8 Limited, or the “Navig8 non-binding term sheet,” and subject to reaching mutually agreeable commercial terms, we expect to time charter all of our spot VLCC, Suezmax and Aframax vessels into the VL8, Suez8 and V8 pools on terms generally consistent with standard Navig8 pool terms and to maintain at least 70% of our Suezmax vessels and at least 70% of our VLCC vessels in the relevant Suez8 and VL8 pools at all times. Pursuant to the terms of the Navig8 non-binding term sheet, we are permitted to put up to 30% of our VLCC vessels and Suezmax vessels and all of our Aframax vessels on time charters of seven or more month’s duration.

Additionally, pursuant to the terms of the Navig8 non-binding term sheet and subject to agreeing to mutually acceptable terms, it is expected that the Company will enter into revenue sharing arrangements with VL8 Management Inc. and Navig8 Asia Pte. Ltd., or one of their respective affiliates if appropriate to the applicable transaction and approved by us, in relation to the commercial management of the VL8 and Suez8 pools respectively. Such revenue sharing arrangements will consist of a 15% share of the revenue of the commercial manager of the Suez8 pool in respect of its Suez8 pool revenues and a 10% (and as much as a 15%) share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, in each case as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the applicable pool. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Non-Binding Term Sheet” for further information regarding these expected arrangements.

We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. We may also consider deploying our vessels on time charter for customers to use as floating storage. We believe that historically, during certain periods of higher charter rates, we benefited from greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. We may utilize a similar strategy to the extent that charter rates rise.

Net Voyage Revenues as Performance Measure

We evaluate performance using net voyage revenues. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port and fuel costs that are unique to a particular voyage. Consequently, spot charter rates are generally higher than time charter rates to allow spot charter vessel owners the ability to recoup voyage expenses. Voyage expenses typically are paid by the charterer when a vessel is under a time charter and by the vessel owner when a vessel is under a spot charter. We believe that utilizing net voyage revenues neutralizes the variability created by unique costs associated with particular voyages or the manner in which vessels are deployed and presents a more accurate representation of the revenues generated by our vessels on a comparable basis whether on spot or time charters.

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the time charters, while direct vessel operating expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract. As of June 30, 2015 and December 31, 2014, 13 and 17 of our vessels, respectively, were chartered into the Unique Tankers pool. We are currently the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool have been chartered on the spot voyage market. We generally recognize revenue from these pool arrangements (including revenue from the deployment of our vessels in the VL8, Suez8 and V8 pools) based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. However, since all vessels in the Unique Tankers pool are currently owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we currently recognize revenues from the Unique Tankers pool based upon the percentage of voyage completion. See Note 12 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for more information on the Unique Tankers pool. As noted above under “—Spot and Time Charter Deployment” we are in the process of transitioning our vessels currently deployed in the Unique Tankers pool to the VL8 and Suez8 pools.

We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by total operating days for fleet for the relevant time period. Total operating days for fleet are the total number of days our vessels are in our possession for the relevant period net of off hire days associated with major repairs, drydocking or special or intermediate surveys. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate daily DVOE and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that the vessels are in our possession for the period including offhire days associated with major repairs, drydockings or special or intermediate surveys.

The following table shows the calculation of net voyage revenues for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Statement Data:
Voyage revenues	$116,480	$83,325	$237,882	$206,607
Voyage expenses	36,782	57,991	82,676	126,875
Net voyage revenues	$79,698	$25,334	$155,206	$79,732

Seasonality

We operate our vessels in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates. Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the Northern Hemisphere during the winter months. Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling and could adversely impact charter rates.

GLOSSARY OF SHIPPING TERMS

The following are abbreviations and definitions of certain terms commonly used in the shipping industry and this quarterly report. The terms are taken from the Marine Encyclopedic Dictionary (Sixth Edition) published by Lloyd’s of London Press Ltd. and other sources, including information supplied by us.

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

Cabotage.  The transport of cargo by sea between ports in the same country, sometimes reserved for national flag vessels.

CAGR.  Compound average growth rate.

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

Daewoo.  Daewoo Shipbuilding & Marine Engineering Co., Ltd.

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

DNV GL.  Norwegian classification society.

DWT.  Deadweight ton. A unit of a vessel’s capacity, for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Gross ton.  Unit of 100 cubic feet or 2.831 cubic meters.

Handymax tanker.  Tanker ranging in size from 40,000 DWT to 60,000 DWT.

HHI.  Hyundai Heavy Industries Co., Ltd.

HHIC Phil Inc.  Hanjin Heavy Industries (Philippines).

HSHI.  Hyundai Samho Heavy Industries

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

LWT.  Lightweight tons.

Net voyage revenues.  Voyage revenues minus voyage expenses.

Newbuilding.  A new vessel under construction or just completed.

OECD.  Organization for Economic Co-operation and Development.

Off hire.  The period a vessel is unable to perform the services for which it is immediately required under its contract. Off hire periods include days spent on repairs, drydockings, special surveys and vessel upgrades. Off hire may be scheduled or unscheduled, depending on the circumstances.

Panamax tanker.  Tanker ranging in size from 60,000 DWT to 80,000 DWT.

P&I Insurance.  Third-party indemnity insurance obtained through a mutual association, or P&I Club, formed by shipowners to provide protection from third- party liability claims against large financial loss to one member by contribution towards that loss by all members.

Scrapping.  The disposal of old vessel tonnage by way of sale as scrap metal.

SWS.  China’s Shanghai Waigaoqiao Shipbuilding

SIRE discharge reports.  A hydrocarbon discharge ship inspection report carried out under the Ship Inspection Report Program (SIRE) of the Oil Companies International Marine Forum, a voluntary association of oil companies (including all the oil majors) having an interest in the shipment of crude oil and oil products and the operation of terminals.

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

TCE.  Time charter equivalent. TCE is a measure of the average daily revenue performance of a vessel on a per voyage basis determined by dividing net voyage revenue by total operating days for fleet.

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

Results of Operations

Set forth below are selected historical consolidated and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Statement Data:
Voyage revenues	$116,480	$83,325	$237,882	$206,607
Voyage expenses	36,782	57,991	82,676	126,875
Direct vessel expenses	21,147	21,348	42,044	43,195
Navig8 charterhire expenses	2,599	—	2,599	—
General and administrative expenses	15,320	6,295	19,944	11,773
Depreciation and amortization	11,011	11,507	22,010	22,676
Goodwill impairment	—	1,249	—	1,249
Loss on disposal of vessels and vessel equipment	16	623	147	1,735
Loss on impairment of vessel	—	6,300	—	6,300
Closing of Portugal office	169	4,221	361	4,221
Total operating expenses	87,044	109,534	169,781	218,024
Operating income (loss)	29,436	(26,209)	68,101	(11,417)

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net interest expense	(3,513)	(7,008)	(10,940)	(14,274)
Other financing costs	(6,040)	—	(6,040)	—
Net other income (expense)	18	(67)	(301)	(132)
Total other expenses	(9,535)	(7,075)	(17,281)	(14,406)
Net income (loss)	$19,901	$(33,284)	$50,820	$(25,823)
Income (loss) per common share:
Basic(1)	$0.38	$(1.05)	$1.18	$(0.93)
Diluted(1)	$0.38	$(1.05)	$1.18	$(0.93)
Weighted-average shares outstanding—basic (1):	52,918,530	31,693,508	43,150,131	27,666,366
Weighted-average shares outstanding—diluted(1):	52,940,468	31,693,508	43,161,161	27,666,366

(1)                                 Please refer to the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a 1:1 basis upon the filing of our Third Amended and Restated Articles of Incorporation. As Class A Common Stock and Class B Common Stock are entitled to the same distribution of earnings, and both were exchanged on a 1:1 basis to a single class of common stock as disclosed herein, income (loss) per share has been presented on a combined basis herein.

At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholder. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change. See “Liquidity and Capital Resources—Recent Equity Issuances” for information on equity issuances to former Navig8 shareholders through August 7, 2015.

In connection with the closing of the 2015 merger, we issued 483,970 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired 14 VLCC vessels under construction of $435.4 million, one time chartered-in VLCC vessel (pursuant to a time charter which is currently anticipated to expire in February 2016), and cash and cash equivalents of $28.9 million on May 7, 2015. For more information regarding the 2015 merger, see Note 2 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report.

(dollars in thousands)	June 30, 2015	December 31, 2014
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$356,936	$147,303
Total current assets	450,413	230,662
Vessels, net of accumulated depreciation	795,572	814,528
Vessels under construction	766,455	257,581
Total assets	2,075,208	1,360,925
Current liabilities (including current portion of long-term debt)	65,986	52,770
Total long-term debt	769,264	790,835
Total liabilities	835,454	843,776
Shareholders’ equity	$1,239,754	$517,149

	Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014
Cash Flow Data:
Net cash provided by (used in) operating activities	$56,526	$(4,086)
Net cash used in investing activities	(41,184)	(226,151)
Net cash provided by financing activities	193,894	314,950

	Three months ended		Six Months Ended
(dollars in thousands except fleet data and daily results)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fleet Data:
Total number of owned vessels at end of period(1)	25.0	26.0	25.0	26.0
Total number of owned and chartered-in vessels at end of period(1)	26.0	26.0	26.0	26.0
Average number of owned vessels(1)	25.0	26.0	25.0	26.2
Average number of owned and chartered-in vessels(1)	25.6	26.0	25.3	26.2
Total operating days for fleet(2)	2,269	2,112	4,422	4,368
Total time charter days for fleet	272	128	474	218
Total spot market days for fleet	1,905	1,984	3,856	4,150
Total Navig8 pool days for fleet	92	—	92	—
Total calendar days for fleet(3)	2,329	2,366	4,579	4,749
Fleet utilization(4)	97.4%	89.3%	96.6%	92.0%
Average Daily Results:
Time charter equivalent(5)	$35,127	$11,996	$35,099	$22,583
VLCC	39,966	14,067	41,464	19,149
Suezmax	35,280	9,611	35,401	16,939
Aframax	35,783	14,856	31,946	22,583
Panamax	21,807	17,161	24,732	17,601
Handymax	20,867	4,980	20,171	8,900
Direct vessel operating expenses(6)	9,080	9,023	9,182	9,096
General and administrative expenses(7)	6,578	2,661	4,356	2,479
Total vessel operating expenses(8)	15,658	11,683	13,538	11,575
Other Data:
EBITDA(9)	$34,425	$(14,769)	$83,770	$11,127
Adjusted EBITDA(9)	$50,472	$(2,051)	$100,382	$25,353

(1)                                 Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period. Total number and average number of vessels exclude our 21 VLCC newbuildings. Total number and average number of owned and chartered-in vessels include Nave Quasar chartered-in from Navig8 Inc. for the period from May 8, 2015 to June 30, 2015.

(2)                                 Total operating days for fleet are the total days our vessels were in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.

(3)                                 Total calendar days for fleet are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

(4)                                 Fleet utilization is the percentage of time that our vessels were available for revenue generating voyages, and is determined by dividing total operating days for fleet by total calendar days for fleet for the relevant period.

(5)                                 Time Charter Equivalent, or “TCE,” is a measure of the average daily revenue performance of a vessel. We calculate TCE by dividing net voyage revenue by total operating days for fleet. Net voyage revenues are voyage revenues minus voyage expenses. We evaluate our performance using net voyage revenues. We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages or deployment of vessels on time charter or on the spot market and presents a more accurate representation of the revenues generated by our vessels.

(6)                                 Direct vessel operating expenses, which is also referred to as “direct vessel expenses” or “DVOE,” include crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs incurred during the relevant period. Daily DVOE is calculated by dividing DVOE by the total calendar days for fleet for the relevant period.

(7)                                 Daily general and administrative expense is calculated by dividing general and administrative expenses by total calendar days for fleet for the relevant time period.

(8)                                 Total Vessel Operating Expenses, or “TVOE,” is a measurement of our total expenses associated with operating our vessels. Daily TVOE is the sum of daily direct vessel operating expenses, and daily general and administrative expenses.

(9)                                 EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash items and one-time items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are included in this prospectus because they are used by management and certain investors as measures of operating performance. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. Our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as alternatives to net income, operating income, cash flow from operating activity or any other indicator of a company’s operating performance or liquidity required by GAAP. The definitions of EBITDA and Adjusted EBITDA used here may not be comparable to those used by other companies. These definitions are also not the same as the definition of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$19,901	$(33,284)	$50,820	$(25,823)
Net interest expense	3,513	7,008	10,940	14,274
Depreciation and amortization	11,011	11,507	22,010	22,676
EBITDA	34,425	(14,769)	83,770	11,127
Adjustments
Loss on disposal of vessels and vessel equipment	16	623	147	1,735
Goodwill impairment	—	1,249	—	1,249
Loss on impairment of vessel held for sale	—	6,300	—	6,300
Expenses of warrants and stock-based compensation	9,822	325	10,064	721
Other financing costs	6,040	—	6,040	—
Closing of Portugal office	169	4,221	361	4,221
Adjusted EBITDA	$50,472	$(2,051)	$100,382	$25,353

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Voyage revenues.  Voyage revenues increased by $33.2 million, or 39.8%, to $116.5 million for the three months ended June 30, 2015 compared to $83.3 million for the prior year period. The increase was primarily attributable to the increase in spot market revenues by $22.7 million, or 28.0%, to $103.6 million for the three months ended June 30, 2015 compared to $80.8 million for the prior year period, which was primarily a result of an increase in our spot market hire rates compared to the prior year period. Such increase in spot market revenues was partially offset by a decrease in spot market days by 80 days, or by 4.0%, to 1,905 days for the three months ended June 30, 2015 compared to 1,984 for the prior year period as a result of engaging more vessels under time charter voyages and Navig8 pools during this period as compared to the prior year period. As of June 30, 2015, we had four of our owned vessels in Navig8 pools and three vessels on time charter compared to 0 vessels in Navig8 pools and 2 vessels on time charter as of June 30, 2014.

Also contributing to the increase in voyage revenues was the Navig8 pool revenues associated with the chartered-in vessel, Nave Quasar as well as the increase in time charter revenues as compared to the prior year period. Our time charter revenues increased by $6.3 million, or 264.0%, to $8.7 million for the three months ended June 30, 2015 compared to $2.4 million for the prior year period, primarily as a result of increases in time charter hire rates and time charter days for this period as compared to the prior year period. Our time charter days increased by 144 days, or 112.9%, to 272 days for the three months ended June 30, 2015 compared to 128 days for the prior year period since we engaged more vessels under time charter voyages during this period as described above. Navig8 pool revenues increased by $4.2 million during the three months ended June 30, 2015, compared to $0 for the prior year period.  $2.8 million of these Navig8 pool revenues were associated with the chartered-in vessel, Nave Quasar, for the period from May 8, 2015 (after the consummation of the 2015 merger) to June 30, 2015 and $1.4 million of these Navig8 pool revenues were associated with four of our owned vessels chartered into Navig8 pools in June 2015. As discussed above under “—Spot and Time Charter Deployment,” we are in the process of transitioning our spot VLCC, Suezmax and Aframax vessels into Navig8 pools.

Also contributing to the increase in voyage revenues was the increase in our fleet utilization by 9.1% to 97.4% for the three months ended June 30, 2015 compared to 89.3% for the prior year period as we incurred fewer offhire days for scheduled drydocks and change of vessel management during the three months ended June 30, 2015 as compared to the prior year period. The increase in voyage revenues was partially offset by the decrease in our fleet size of 0.4 vessels, or 1.6%, to 25.6 vessels (4.0 Aframax, 11.0 Suezmax, 7.0 owned VLCC, 0.6 chartered-in VLCC, 2.0 Panamax, and 1.0 Handymax) for the three months ended June 30, 2015 compared to 26.0 vessels (4.0 Aframax, 12.0 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year period as a result of the sale of one Suezmax vessel in July 2014.

Voyage expenses.  Voyage expenses decreased by $21.2 million, or 36.6%, to $36.8 million for the three months ended June 30, 2015 compared to $58.0 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the decrease in our fuel costs during the three months ended June 30, 2015 as compared to the prior year period. Fuel costs, which represent the largest component of voyage expenses, decreased by $22.4 million, or 50.7%, to $21.8 million for the three months ended June 30, 2015 compared to $44.2 million for the prior year period. This decrease in fuel costs was primarily attributable to a decrease in the fuel costs per spot market day of $10,814, or 48.6%, to $11,446 for the three months ended June 30, 2015 compared to $22,260 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the three months ended June 30, 2015 compared to the prior year period. Also contributing to the decrease in voyage expenses was the decrease in spot market days during the three months ended June 30, 2015 as compared to the prior year period discussed above. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, remained relatively flat and decreased by $0.1 million, or 1.0%, to $10.8 million for the three months ended June 30, 2015 compared to $10.9 million for the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $54.4 million, or 214.6%, to $79.7 million for the three months ended June 30, 2015 compared to $25.3 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher spot charter and time charter TCE rates earned during the three months ended June 30, 2015 compared to the prior year period, primarily resulting from a higher charter rate environment, combined with lower fuel costs. Our average daily TCE rate increased by $23,131, or 192.8%, to $35,127 for the three months ended June 30, 2015 compared to $11,996 for the prior year period. Our average daily spot market TCE rate increased by $23,572, or 203.1%, to $35,177 for the three months ended June 30, 2015 compared to $11,605 for the prior year period, and our average daily time charter TCE rate increased by $13,171, or 72.9%, to $31,244 for the three months ended June 30, 2015 compared to $18,073 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $45,539 for the three months ended June 30, 2015. We did not have any vessels deployed in the Navig8 pools in the prior year period. Also contributing to the increase in net voyage revenues was the increase in our total operating days for fleet (including our owned vessels and chartered-in vessel) of 157 days, or 7.4%, to 2,269 days for the three months ended June 30, 2015 compared to 2,112 days for the prior year period as a result of increased vessel utilization during the three months ended June 30, 2015 discussed above. The increase in net voyage revenues was partially offset by the decrease in our fleet size during the three months ended June 30, 2015 as compared to the prior year period as discussed above.

The average daily spot market TCE rate of our VLCC fleet of $39,327 for the three months ended June 30, 2015 was negatively affected by our planned reduction in the number of our third-party technical managers during the three months ended June 30, 2015. As is customary in connection with technical manager transitions, we were required to reestablish previously obtained vetting approvals for 5 of our VLCC vessels deployed on the spot market, and took voyages for these vessels at unfavorable rates during this process. These voyages allowed us to obtain new approvals after the completion of the required SIRE discharge inspection under the new technical manager.

The following is additional data pertaining to net voyage revenues:

	Three Months ended June 30,		Increase	%
	2015	2014	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$6,778	$—	$6,778	n/a
Suezmax	1,721	2,309	(588)	(25.5)%
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	8,499	2,309	6,190	268.1
Spot charter:
VLCC	16,722	8,750	7,972	91.1
Suezmax	33,033	7,026	26,007	370.2
Aframax	11,537	5,147	6,390	124.1
Panamax	3,806	1,754	2,052	117.0
Handymax	1,899	348	1,551	445.7
Total	66,997	23,025	43,972	191.0
Navig8 pools:
VLCC	3,296	—	3,296	n/a
Suezmax	—	—	—	n/a
Aframax	906	—	906	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	4,202	—	4,202	n/a
Total Net Voyage Revenue	$79,698	$25,334	$54,364	214.6
Vessel operating days:
Time charter:
VLCC	181	—	181	n/a
Suezmax	91	128	(37)	(28.9)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	272	128	144	112.5

	Three Months ended June 30,		Increase	%
	2015	2014	(Decrease)	Change
Spot charter:
VLCC	425	622	(197)	(31.7)
Suezmax	894	843	51	6.0
Aframax	320	347	(27)	(7.8)
Panamax	175	102	73	71.6
Handymax	91	70	21	30.0
Total	1,905	1,984	(79)	(4.0)
Navig8 pools:
VLCC	64	—	64	n/a
Suezmax	—	—	—	n/a
Aframax	28	—	28	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	92	—	92	n/a
Total Operating Days for Fleet	2,269	2,112	157	7.4
Total Calendar Days for Fleet	2,329	2,366	(37)	(1.6)
Fleet Utilization	97.4%	89.3%	(8.1)%	(9.1)
Average Number of Owned Vessels	25.0	26.0	(1.0)	(3.8)
Average Number of Owned and Chartered-in Vessels	25.6	26.0	(0.4)	(1.5)
Time Charter Equivalent (TCE):
Time charter:
VLCC	$37,440	$—	$37,440	n/a
Suezmax	18,919	18,073	846	4.7
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	31,244	18,073	13,171	72.9
Spot charter:
VLCC	39,327	14,067	25,260	179.6
Suezmax	36,945	8,330	28,615	343.5
Aframax	36,087	14,856	21,231	142.9
Panamax	21,807	17,161	4,646	27.1
Handymax	—	4,980	(4,980)	(100.0)
Combined	35,177	11,605	23,572	203.1
Navig8 pools:
VLCC	51,308	—	51,308	n/a
Suezmax	—	—	—	n/a
Aframax	32,318	—	32,318	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	45,539	—	45,539	n/a
Fleet TCE	$35,127	$11,996	$23,131	192.8

Direct Vessel Operating Expenses. Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels decreased by $0.2 million, or 0.9%, to $21.1 million for the three months ended June 30, 2015 compared to $21.3 million for the prior year period. This decrease in direct vessel operating expenses was primarily due to the decrease in the size of our owned fleet (excluding Nave Quasar, a chartered-in vessel) by 3.8% for the three months ended June 30, 2015 compared to the prior year period. Such decrease in the size of our owned fleet was partially offset by the increase in our daily direct vessel operating expenses during the three months ended June 30, 2015 as compared to the prior year period.

On a daily basis, direct vessel operating expenses per vessel increased by $273, or by 3.0%, to $9,296 for the three months ended June 30, 2015 compared to $9,023 for the prior year period, primarily as a result of various changes in vessel management. During the period from May 2014 to November 2014, we changed the vessel management of 13 vessels from our Portugal office to a third-party ship management company, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses for the three months ended June 30, 2015 as compared to the prior year period. Additionally, during the three months ended June 30, 2015 we completed our planned reduction in the number of third-party technical managers we utilize with the associated transition in vessel management resulting in an increase in vessel maintenance and repair charges and breakage charges during the three months ended June 30, 2015 as compared to the prior year period.

This increase in direct vessel operating expenses per vessel on a daily basis was partially offset by a decrease in crew expenses during the three months ended June 30, 2015 as compared to the prior year period as a result of an adjustment in estimation of crew costs, previously accrued in a prior quarter associated with the reduction in the number of third-party technical managers.

We anticipate that direct vessel operating expenses will increase during 2015 as compared to 2014 due to the expected increase in the average size of our fleet during the fourth quarter of 2015.  We estimate direct vessel operating expenses will increase by approximately $2.8 million during the six months ended December 31, 2015 compared to the six months ended June 30, 2015 based on our direct vessel operating expenses budget for 2015 and considering the budgeted cost of the new vessels joining the fleet.  Our budget is based on prior year actual performance and estimates of costs provided by third-party technical managers based on expected vessel requirements.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased by $2.6 million to $2.6 million for the three months ended June 30, 2015 compared to $0 for the prior year period. These charterhire expenses were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) prior to the 2015 merger from a related party. The time charter under which this vessel was chartered-in is anticipated to expire in February 2016. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger on May 7, 2015.  See “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter” for more information on the Nave Quasar time charter.

General and Administrative Expenses.  General and administrative expenses increased by $9.0 million, or 143.4%, to $15.3 million for the three months ended June 30, 2015 compared to $6.3 million for the prior year period. The primary factor contributing to this increase was an increase in the compensation costs of restricted stock units of $8.9 million and an increase in stock option amortization of $0.7 million for the three months ended June 30, 2015 compared to the prior year period. The restricted stock units were granted in connection with the pricing of our initial public offering and we recognized compensation expense upon the immediate vesting of a portion of the restricted stock units and the vesting of an additional portion upon the consummation of our initial public offering. The increase in stock option amortization was the result of the automatic vesting of the unvested stock options outstanding under the 2012 Equity Incentive Plan as a result of the 2015 merger in connection with the pricing of our initial public offering and grant of restricted stock units on June 24, 2015; unamortized stock option costs were expensed upon the vesting of the options upon consummation of the 2015 merger.  The vested stock options were cancelled in connection with the pricing of our initial public offering. We estimate that we will recognize an additional $3.1 million of compensation expense in 2015 and $10.0 million for the years thereafter in connection with restricted stock units granted in the three months ended June 30, 2015. See Note 16 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for further detail regarding these restricted stock units.

Also contributing to the increase in general and administrative expenses was an increase in bad debt expense of $1.1 million for demurrage revenues during the three months ended June 30, 2015 compared to the prior year period. The increase in general and administrative expenses was partially offset by a decrease in salaries of $0.8 million for the three months ended June 30, 2015 as compared to the prior year period as a result of the winding down our Portugal office.

We anticipate our general and administrative costs to increase significantly in the second half of 2015 as compared to the first six months. This increase is expected to be primarily driven by increased costs related to becoming a public company and is expected to be slightly offset by the decrease in costs associated with the closing of our Portugal office in August 2015.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, decreased by $0.5 million, or 4.3%, to $11.0 million for the three months ended June 30, 2015 compared to $11.5 million for the prior year period. Vessel depreciation decreased $0.9 million while amortization of drydocking costs increased $0.5 million during the three months ended June 30, 2015 compared to the prior year period. The decrease in vessel depreciation was primarily due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015. Such decrease in the depreciation of vessels was partially offset by the increase in the amortization of drydocking costs, which was primarily due to additional drydocking costs incurred during the twelve months period from July 1, 2014 to June 30, 2015.

Vessel Impairment and Goodwill Impairment.  No vessel impairment or goodwill impairment was deemed necessary for the three months ended June 30, 2015. As of June 30, 2014, the Company classified one Suezmax vessel as held for sale, as the sale had been approved and the vessel was being marketed at that time. The vessel was subsequently sold in July 2014. This vessel was written down to its fair value, less cost to sell, as determined by the contract to sell this vessel which was finalized in June 2014. As a result, loss on impairment of vessel was $6.3 million for the three months ended June 30, 2014. Goodwill associated with the vessel’s reporting unit of $1.2 million was also written-off during the three months ended June 30, 2014. For more information, see “—Critical Accounting Policies—Impairment of Long-lived Assets” and “—Critical Accounting Policies—Goodwill” below.

Loss on Disposal of Vessels and Vessel Equipment.  During the three months ended June 30, 2015 and 2014, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.1 million and $0.6 million, respectively.

Closing of Portugal Office. We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in November 2014. Costs incurred associated with the closing of the Portugal office decreased by $4.0 million, or by 96.0%, to $0.2 million for the three months ended June 30, 2015 compared to $4.2 million for the prior year period, as most of the severance costs were incurred in the prior year period.

Net Interest Expense.  Net interest expense decreased by $3.5 million, or 49.9%, to $3.5 million for the three months ended June 30, 2015 compared to $7.0 million for the prior year period. Such decrease was primarily attributable to the increase in the capitalization of interest expense associated with vessel construction of $5.5 million, or by 231.4%, to $7.9 million for the three months ended June 30, 2015 compared to $2.4 million for the prior year period as a result of the Company’s acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. For the three months ended June 30, 2015, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings while for the prior year period, we capitalized interest only for the 2014 acquired VLCC newbuildings. Such decrease in interest expense was partially offset by the increase in the weighted average interest rate applicable to our debt during the three months ended June 30, 2015 as a result of the accrual of payment-in-kind interest on our senior notes since their issuance in March 2014. Our senior notes currently accrue payment-in-kind interest at the rate of 11.0% per annum which is significantly higher than the rates applicable to our senior secured credit facilities which bear interest at LIBOR plus a margin of 4% per annum. The decrease in interest expense was also partially offset by the increase in our weighted average debt balance by $58.6 million, or 8.0%, to $792.1 million for the three months ended June 30, 2015 compared to $737.4 million for the prior year period primarily as a result of the accrual of payment-in-kind interest on our senior notes.

Other Financing Costs. On May 7, 2015, in connection with the consummation of the 2015 merger and pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties was terminated upon the consummation of our initial public offering, and the related expenses of $6.0 million, representing the value of the commitment premium as of the issuance date, were reflected as other financing costs. There were no such expenses during the prior year period.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Voyage revenues.  Voyage revenues increased by $31.3 million, or 15.1%, to $237.9 million for the six months ended June 30, 2015 compared to $206.6 million for the prior year period. Our spot market revenues increased by $16.5 million, or 8.2%, to $218.9 million for the six months ended June 30, 2015 compared to $202.4 million for the prior year period; and our time charter revenues increased by $10.5 million, or 253.4%, to $14.7 million for the six months ended June 30, 2015 compared to $4.2 million for the prior period.  The increase in our spot market revenues and time charter revenues were both primarily due to the increase in our charter hire rates as compared to the prior year period. The increase in spot market revenues was partially offset by a decrease in spot market days by 294 days, or by 7.1%, to 3,856 days for the six months ended June 30, 2015 compared to 4,150 for the prior year period as a result of engaging more vessels under time charter voyages and Navig8 pools during this period as compared to the prior year period as discussed above. The increase in time charter revenues was also attributable to the increase in our time charter days by 256 days, or 117.4%, to 473 days for the six months ended June 30, 2015 compared to 218 days for the prior year period since we engaged more vessels under time charter voyages during this period as described above.

The increase in voyage revenues was also attributable to the increase in our vessel operating days and Navig8 pool revenues associated with the chartered-in vessel, Nave Quasar. Vessel operating days (including owned vessels and chartered-in vessel) increased by 54 days, or 1.2%, to 4,422 days for the six months ended June 30, 2015 compared to 4,368 days for the prior year period. Such increase in vessel operating days was primarily attributable to the increase in our fleet utilization by 4.5% to 96.5% for the six months ended June 30, 2015 compared to 92.0% for the prior year period and was partially offset by a decrease in our fleet size by 3.6% to 25.3 vessels (4.0 Aframax, 11.0 Suezmax, 7.0 owned VLCC, 0.3 chartered-in VLCC, 2.0 Panamax, and 1.0 Handymax) for the six months ended June 30, 2015 compared to 26.2 vessels (4.2 Aframax, 12.0 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year period as a result of the sale of one Aframax vessel and one Suezmax vessel in February 2014 and July 2014, respectively. Navig8 pool revenues consisted of $4.2 million during the six months ended June 30, 2015, $2.8 million of which was associated with the chartered-in vessel, Nave Quasar, and $1.4 million of which was associated with four owned vessels that we chartered into Navig8 pools in June 2015.

Voyage expenses.  Voyage expenses decreased by $44.2 million, or 34.8%, to $82.7 million for the six months ended June 30, 2015 compared to $126.9 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the decrease in our fuel costs during the six months ended June 30, 2015 as compared to the prior year period. Fuel costs, which represent the largest component of voyage expenses, decreased by $48.3 million, or 48.3%, to $51.6 million for the six months ended June 30, 2015 compared to $99.9 million for the prior year period. This decrease in fuel costs was primarily attributable to a decrease in the fuel costs per spot market day of $10,683, or 44.4%, to $13,388 for the six months ended June 30, 2015 compared to $24,071 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the six months ended June 30, 2015 compared to the prior year period. Also contributing to the decrease in fuel costs was the decrease in spot market days during the six months ended June 30, 2015 as compared to the prior year period by 294 days, or by 7.1%, to 3,856 days for the six months ended June 30, 2015 compared to 4,150 days for the prior year period, as a result of vessel sales, the entry of vessels into Navig8 pools discussed above and greater number of vessels on time charters. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, increased by $4.0 million, or 21.2%, to $23.0 million for the six months ended June 30, 2015 compared to $19.0 million for the prior year period. The increase in port costs was primarily due to an increase in port costs per spot market day by $2,526, or 30.5%, to $5,973 for the six months ended June 30, 2015 compared to $4,578 for the prior year period. The increase in port costs per spot market day was primarily the result of the differences in the ports visited during the six months ended June 30, 2015 as compared to the prior year period. Partially offsetting the increase in port costs per spot market day was the 7.1% decrease in spot market days during the six months ended June 30, 2015 as compared to the prior year period discussed above.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $75.5 million, or 94.7%, to $155.2 million for the six months ended June 30, 2015 compared to $79.7 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher spot charter and time charter TCE rates earned during the six months ended June 30, 2015 compared to the prior year period, primarily resulting from a higher charter rate environment, combined with lower fuel costs. Our average daily TCE rate increased by $16,844, or 92.3%, to $35,099 for the six months ended June 30, 2015 compared to $18,255 for the prior year period. Our average daily spot market TCE rate increased by $17,177, or 94.1%, to $35,422 for the six months ended June 30, 2015 compared to $18,245 for the prior year period, and our average daily time charter TCE rate increased by $11,982, or 64.9%, to $30,431 for the six months ended June 30, 2015 compared to $18,499 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $45,539 for the six months ended June 30, 2015. We did not have any vessels deployed in the Navig8 pools in the prior year period. This increase in net voyage revenues was also attributable to the increase in our total operating days discussed above.

The average daily spot market TCE rate of our VLCC fleet of $42,050 for the six months ended June 30, 2015 was negatively affected by our planned reduction in the number of our third-party technical managers during the six months ended June 30, 2015. As is customary in connection with technical manager transitions, we were required to reestablish previously obtained vetting approvals for 5 of our VLCC vessels deployed on the spot market, and took voyages for these vessels at unfavorable rates during this process. These voyages allowed us to obtain new approvals after the completion of the required SIRE discharge inspection under the new technical manager.

The following is additional data pertaining to net voyage revenues:

	Six Months ended June 30,		Increase	%
	2015	2014	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$10,978	$—	$10,978	n/a
Suezmax	3,431	4,017	(586)	(14.6)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	14,409	4,017	10,392	258.7
Spot charter:
VLCC	37,146	23,808	13,338	56.0
Suezmax	66,419	30,273	36,146	119.4
Aframax	20,628	16,615	4,013	24.2
Panamax	8,768	3,596	5,172	143.8
Handymax	3,634	1,423	2,211	155.4
Total	136,595	75,715	60,880	80.4
Navig8 pools:
VLCC	3,296	—	3,296	n/a
Suezmax	—	—	—	n/a
Aframax	906	—	906	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	4,202	—	4,202	n/a
Total Net Voyage Revenue	$155,206	$79,732	$75,474	94.7
Vessel operating days:
Time charter:
VLCC	293	—	293	n/a
Suezmax	181	218	(37)	(17.0)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	474	218	256	117.4

	Six Months ended June 30,		Increase	%
	2015	2014	(Decrease)	Change
Spot charter:
VLCC	883	1,243	(360)	(29.0)
Suezmax	1,792	1,807	(15)	(0.8)
Aframax	646	736	(90)	(12.2)
Panamax	355	204	151	74.0
Handymax	180	160	20	12.5
Total	3,856	4,150	(294)	(7.1)
Navig8 pools:
VLCC	64	—	64	n/a
Suezmax	—	—	—	n/a
Aframax	28	—	28	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	92	—	92	n/a
Total Operating Days for Fleet	4,422	4,368	54	1.2
Total Calendar Days for Fleet	4,579	4,749	(170)	(3.6)
Fleet Utilization	96.6%	92.0%	4.6%	5.0
Average Number Of Owned Vessels	25.0	26.2	(1.2)	(4.7)
Average Number Of Owned and Chartered-in Vessels	25.3	26.2	(0.9)	(3.4)
Time Charter Equivalent (TCE):
Time charter:
VLCC	$37,533	$—	$37,533	n/a
Suezmax	18,955	18,449	506	2.7
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	30,431	18,449	11,982	64.9
Spot charter:
VLCC	42,050	19,149	22,901	119.6
Suezmax	37,062	16,757	20,305	121.2
Aframax	31,929	22,583	9,346	41.4
Panamax	24,732	17,601	7,131	40.5
Handymax	20,171	8,900	11,271	126.6
Combined	35,422	18,245	17,177	94.1
Navig8 pools:
VLCC	51,308	—	51,308	n/a
Suezmax	—	—	—	n/a
Aframax	32,318	—	32,318	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	45,539	—	45,539	n/a
Fleet TCE	$35,099	$18,255	$16,844	92.3

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels decreased by $1.2 million, or 2.7%, to $42.0 million for the six months ended June 30, 2015 compared to $43.2 million for the prior year period. This decrease in direct vessel operating expenses primarily related to the decrease in the size of our owned fleet (excluding Nave Quasar, a chartered-in vessel) by 4.7% for the six months ended June 30, 2015 compared to the prior year period. Such decrease in the size of our owned fleet was partially offset by the increase in our daily direct vessel operating expenses during the six months ended June 30, 2015 as compared to the prior year period as a result of the changes in vessel management discussed above. On a daily basis, direct vessel operating expenses per vessel increased by $196, or 2.2%, to $9,292 for the six months ended June 30, 2015 compared to $9,096 for the prior year period. Partially offsetting this increase in vessel management fees was a decrease in vessel maintenance and repair expenses primarily due to lower maintenance and repair expenses during vessel drydocks during the six months ended June 30, 2015 as compared to the prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased by $2.6 million to $2.6 million for the six months ended June 30, 2015 compared to $0 for the prior year period. These charterhire expenses, which were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) prior to the 2015 merger from a related party. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger on May 7, 2015.  See “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter” for more information on the Nave Quasar time charter.

General and Administrative Expenses.  General and administrative expenses increased by $8.2 million, or 69.4%, to $19.9 million for the six months ended June 30, 2015 compared to $11.7 million for the prior year period. The primary factors contributing to this increase were an increase in the compensation costs of restricted stock units of $8.9 million and an increase in office bonus of $0.6 million for accrual of our CEO’s bonus during the six months ended June 30, 2015 compared to the prior year period. The compensation costs of restricted stock units were incurred as a result of a vesting of a portion of the restricted stock units granted in connection with the pricing of our initial public offering. See Note 16 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for further detail regarding these restricted stock units.

The increase in general and administrative expenses was partially offset by a decrease in salaries of $1.6 million for the six months ended June 30, 2015 as compared to the prior year period as a result of the winding down of our Portugal office.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, decreased by $0.7 million, or 2.9%, to $22.0 million for the six months ended June 30, 2015 compared to $22.7 million for the prior year period. Vessel depreciation decreased $1.8 million while amortization of drydocking costs increased $1.2 million during the six months ended June 30, 2015 compared to the prior year period. The decrease in vessel depreciation was primarily due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015. Such decrease in the depreciation of vessels was partially offset by the increase in the amortization of drydocking costs, which was primarily due to additional drydocking costs incurred during the twelve months period from July 1, 2014 to June 30, 2015.

Vessel Impairment and Goodwill Impairment.  No vessel impairment or goodwill impairment was deemed necessary for the six months ended June 30, 2015. As of June 30, 2014, the Company classified one Suezmax vessel as held for sale, as the sale had been approved and the vessel was being marketed at that time. The vessel was subsequently sold in July 2014. This vessel was written down to its fair value, less cost to sell, as determined by the contract to sell this vessel which was finalized in June 2014. As a result, loss on impairment of vessel was $6.3 million for the six months ended June 30, 2014. Goodwill associated with the vessel’s reporting unit of $1.2 million was also written-off during the six months ended June 30, 2014. For more information, see “—Critical Accounting Policies — Impairment of Long-lived Assets” and “—Critical Accounting Policies—Goodwill” below.

Loss on Disposal of Vessels and Vessel Equipment.  During the six months ended June 30, 2015 and 2014, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.1 million and $1.7 million (including the loss on sale of vessels of $0.5 million), respectively.

Closing of Portugal Office. We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in November 2014. Costs incurred associated with the closing of the Portugal office decreased by $3.8 million, or by 90.5%, to $0.4 million for the six months ended June 30, 2015 compared to $4.2 million for the prior year period, as most of the severance costs were incurred in the prior year period.

Net Interest Expense.  Net interest expense decreased by $3.4 million, or 23.4%, to $10.9 million for the six months ended June 30, 2015 compared to $14.3 million for the prior year period. Such decrease was primarily attributable to the increase in capitalization of interest expense associated with vessel construction of $9.1 million, or by 379.6%, to $11.5 million for the six months ended June 30, 2015 compared to $2.4 million for the prior year period as a result of the Company’s acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. Such decrease in interest expense was partially offset by the increase in the weighted average interest rate applicable to our debt during the six months ended June 30, 2015 as a result of the accrual of payment-in-kind interest on our senior notes since their issuance in March 2014. Our senior notes currently accrue payment-in-kind interest at the rate of 11.0% per annum which is significantly higher than the rates applicable to our senior secured credit facilities which bear interest at LIBOR plus a margin of 4% per annum. The decrease in interest expense was also partially offset by the increase in our weighted average debt balance by $88.0 million, or 12.5%, to $794.1 million for the six months ended June 30, 2015 compared to $706.1 million for the prior year period primarily as a result of the accrual of payment-in-kind interest on our senior notes.

Other Financing Costs. On May 7, 2015, in connection with the consummation of the 2015 merger and pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties was terminated upon the consummation of our initial public offering, and the related expenses of $6.0 million, representing the value of the commitment premium as of the issuance date, were reflected as other financing costs. There were no such expenses in the prior year period.

Liquidity and Capital Resources

Sources and Uses of Funds; Cash Management

Since 2012, our principal sources of funds have been cash flow from operations, equity financings, issuance of long-term debt, long-term bank borrowings and sales of our older vessels. Our principal uses of funds have been capital expenditures for vessel acquisitions and construction, maintenance of the quality of our vessels, compliance with international shipping standards and environmental laws and regulations, funding working capital requirements and repayments on outstanding indebtedness.  Our practice has been to acquire vessels or newbuilding contracts using a combination of available cash, issuances of equity securities, bank debt secured by mortgages on our vessels and long-term debt securities.

We expect to use borrowings under the new credit facilities we intend to enter into, our operating cash flows and proceeds from past equity offerings to fund the amounts owed on our existing newbuilding commitments.  We have received a Commercial Credit Facility Commitment Letter for the new credit facilities from a group of commercial lenders in the aggregate amount of $875 million, $850 million or less of which we expect to utilize for a portion of the expected borrowings under the new credit facilities.  See “—Debt Financings—Export Credit Facilities” and “—Debt Financings—Refinancing Facility” below for more information on the new credit facilities we expect to enter into. See also “Debt Financings—Credit Facilities Commitment Letter” for information on the Commercial Credit Facility Commitment Letter.

We do not currently have debt or other financing committed to fund a significant portion of our existing VLCC newbuildings and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Our entry into each of these new credit facilities as well as our ability to draw on the commitments under the Commercial Credit Facility Commitment Letter will be subject to definitive documentation and customary closing conditions; accordingly no assurance can be given that the new credit facilities will be procured on terms favorable to us or at all or that we will be able to borrow sufficient funds thereunder. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments. However, there is no assurance we will be able to secure such financing alternatives on terms acceptable to us, or at all.

We believe that our current cash balance as well as operating cash flows and future borrowings under our credit facilities (including the expected borrowings under the credit facilities we intend to enter into to finance a portion of remaining installments under the shipbuilding contracts for our VLCC newbuildings) will be sufficient to meet our liquidity needs for the next year. See Note 5 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for more information relating to the shipbuilding contracts for the VLCC newbuildings.

Our business is capital intensive and our future success will depend on our ability to maintain a high-quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms.  In the future, we may engage in additional debt or equity financing transactions to fund such acquisitions or raise funds for other corporate purposes.  However, there is no assurance that we will be able to obtain any such financing on terms acceptable to us, or at all.

Recent Equity Issuances

During the period from May 18, 2012 through December 11, 2013, we issued 1,269,625 shares of Common Stock for aggregate gross proceeds of approximately $30.0 million and in satisfaction of approximately $5.9 million of liabilities. During this period, we also issued 10,146 shares of Series A Preferred Stock for aggregate gross proceeds of approximately $10.2 million. On December 11, 2013, we reclassified our existing Common Stock into Class A Common Stock. During the period from December 12, 2013 through the date of this prospectus we issued 21,391,530 shares of Class B Common Stock for aggregate gross proceeds of approximately $395.7 million. Additionally, during this period all 10,146 shares of Series A Preferred Stock were converted into 611,468 shares of Class B Common Stock. For more information on our equity issuances during the six months ended June 30, 2015, see “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.”

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock, were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation. Additionally, pursuant to the terms of the 2015 merger, each former shareholder of Navig8 Crude that is determined by us to be permitted to receive our common stock pursuant to the Securities Act is entitled to merger consideration of 0.8947 shares of our common stock for each share of Navig8 Crude. Former shareholders of Navig8 Crude that are not determined by the Company to be permitted to receive our common stock pursuant to the Securities Act (e.g., shareholders that are not “accredited investors,” as defined in Regulation D promulgated under the Securities Act) are entitled to cash consideration. At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of Gener8 and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the holders of 1% of Navig8 Crude’s shares are not permitted to receive our shares as consideration. As of June 30, 2015, 18,767,847 shares had been issued and $28.89 in cash had been paid from the aforementioned trust account to former shareholders of Navig8 Crude leaving a balance of 12,465,323 shares and $4,526,576.37 in cash in such account. As of August 7, 2015, $715,620 in cash had been paid out to former Navig8 shareholders and 31,298,093 shares had been issued to former shareholders of Navig8 Crude as merger consideration, including all of the 31,233,170 shares deposited into the aforementioned trust account as well as 64,923 additional shares from our merger reserves. As of August 7, 2015, $931,515 in cash had been transferred from the trust account back to the Company leaving a balance in the trust account of $2,879,466.

In connection with the 2015 merger agreement, until twenty four months following the anniversary of the closing of the 2015 merger, we are required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend General Maritime’s or Navig8 Crude’s shareholders, in each case immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss and may result in dilution to certain shareholders.

Additionally, on May 7, 2015, upon consummation of the 2015 merger, pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties terminated upon the consummation of our initial public offering. See “—Related Party Transactions—2015 Merger Related Transactions—2015 Equity Purchase Agreement” for more information about the 2015 equity purchase agreement.

In connection with the 2015 merger, we also entered into an amended and restated warrant agreement with a former Navig8 warrant holder with 1,600,000 warrants providing this former Navig8 warrant holder the right to purchase 0.8947 shares of our common stock for each warrant held for $10.00 per warrant, or $11.18 per share. We also agreed to convert a Navig8 option into an option to purchase 13,420 shares of our common stock at an exercise price of $15.088 per share. See “Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds” for further information on these unregistered equity issuances in connection with the Navig8 merger.

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210 million. After underwriting commissions and other expenses, we received net proceeds of approximately $190.7 million. On July 17, 2015, as a result of the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares at the public offering price of $14.00 per share granted to them in connection with the IPO resulting in additional gross proceeds of approximately $26.4 million, we received additional net proceeds of approximately $24.6 million. We intend to use these proceeds to repay approximately $87 million of the indebtedness owed under our senior secured credit facilities and for general corporate purposes, including the potential payment of a portion of the installment payments due under the shipbuilding contracts for our VLCC newbuildings. Our management also has the discretion to apply some or all of these proceeds for purposes of vessel acquisition or for general corporate purposes, including the redemption of a portion of our senior notes.

Debt Financings.

Senior Secured Credit Facilities. Pursuant to the Chapter 11 plan, a prepetition revolving credit facility entered into by our wholly-owned subsidiary, Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to in this report as “GNRT Sub II,” and a syndicate of commercial lenders was amended and restated on the effective date. We refer to this prepetition revolving credit facility as the “2011 credit facility.” Pursuant to the amended and restated credit facility, which we refer to as the “$508M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into tranche A term loans and the termination value of a related interest rate swap, together with interest thereon, was exchanged for tranche B term loans under the $508M credit facility. The $508M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $509.0 million.

Pursuant to the Chapter 11 plan, a prepetition term loan and revolving facility entered into by our wholly-owned subsidiary, Gener8 Maritime Subsidiary IV Corporation (formerly known as General Maritime Subsidiary II Corporation and referred to in this report as “GNRT Sub IV,” and a syndicate of commercial lenders was amended and restated on the effective date. Pursuant to the amended and restated credit facility, which we refer to as the “$273M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into term loans and our outstanding term loans under the credit facility continued as term loans under the $273M credit facility. The $273M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $273.8 million.

We refer to the $508M credit facility and the $273M credit facility as the “senior secured credit facilities.” The senior secured credit facilities mature on May 17, 2017.

The senior secured credit facilities bear interest at a rate per annum based on LIBOR plus a margin of 4% per annum. The $508M credit facility is secured on a first lien basis by a pledge of our interest in GNRT Sub II and Gener8 Maritime Subsidiary III Ltd. (formerly known as Arlington Tankers Ltd.), our wholly-owned subsidiary which we refer to as “GNRT Sub III,” a pledge by such subsidiaries of their interests in the vessel-owning subsidiaries they own, and a pledge by such vessel-owning subsidiaries of substantially all their assets, and is secured on a second lien basis by a pledge of our interest in GNRT Sub IV, a pledge by GNRT Sub IV of its interest in the vessel-owning subsidiaries that it owns, and a pledge by such vessel-owning subsidiaries of substantially all their assets, and was guaranteed by us and our subsidiaries (other than GNRT Sub II) which own vessels or interests in vessel-owning subsidiaries. The $273M credit facility is secured on a first lien basis by a pledge of our interest in GNRT Sub IV, a pledge by GNRT Sub IV of its interest in the vessel-owning subsidiaries it owns, and a pledge by such vessel-owning subsidiaries of substantially all their assets, and is secured on a second lien basis by a pledge of our interests in GNRT Sub II and GNRT Sub III, a pledge by such subsidiaries of their interests in the vessel-owning subsidiaries they own, and a pledge by such vessel-owning subsidiaries of substantially all their assets, and is guaranteed by the Company and its subsidiaries (other than GNRT Sub IV) which own vessels or interests in vessel-owning subsidiaries. The senior secured credit facilities are secured on a pari passu basis by a lien of substantially all of our other assets. The senior secured credit facilities are not secured by our interests in Gener8 Maritime Subsidiary V Inc. and its subsidiaries, Unique Tankers and related assets, certain deposit amounts and non-recourse subsidiaries. In addition, the senior secured credit facilities are secured on a pari passu basis by a pledge by us, GNRT Sub II, GNRT Sub IV and GNRT Sub III of certain of our and their respective bank accounts.

As of June 30, 2015 and December 31, 2014, we had an outstanding letter of credit of approximately $1.4 million and $0.7 million, respectively. This letter of credit is secured by cash placed in a restricted account amounting to approximately $1.4 million and $0.7 million, respectively, as of June 30, 2015 and December 31, 2014.

We are required to comply with various collateral maintenance and financial covenants under the senior secured credit facilities, including with respect to our minimum cash balance and an interest expense coverage ratio covenant. The senior secured credit facilities also require us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; limitations on indebtedness; and other customary covenants and related provisions.

Upon the reduction of the loan to value ratio set forth in the senior secured credit facilities to or below 0.6:1, the senior secured credit facilities provide for a cessation or reduction in restrictiveness of certain affirmative obligations and negative covenants. Once this loan to value ratio is reduced to or below this specified threshold, fewer restrictions on granting of liens, making of capital expenditures and incurrence of indebtedness will apply. In addition, upon reducing the loan to value ratio to or below this point, the senior secured credit facilities (i) permit us to retain certain proceeds in connection with collateral vessel dispositions, (ii) remove requirements to deliver certain financial statements and (iii) no longer require agent consent to enter into certain charters.

The senior secured credit facilities include customary events of default and remedies for credit facilities of this nature. If we do not comply with our financial and other covenants under the senior secured credit facilities, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the senior secured credit facilities.

Pursuant to the amendments to the senior secured credit facilities since 2012, certain terms and covenants under both facilities were modified to reflect the following terms as of April 7, 2015:

Amortization The $508M credit facility’s earliest amortization payment date is March 31, 2016 and the $273M credit facility’s earliest amortization payment date is June 30, 2016.

A repayment schedule of outstanding borrowings at June 30, 2015 is as follows:

YEAR ENDING DECEMBER 31,	$508M credit facility	$273M credit facility	Senior Notes	TOTAL
2015	$—	$—	$—	$—
2016	57,808,777	17,015,539	—	74,824,316
2017	356,870,974	224,565,625	—	581,436,599
2018	—	—	—	—
2019	—	—	—	—
Thereafter	—	—	142,531,711	142,531,711
	$414,679,751	$241,581,164	$142,531,711	$798,792,626

Excess Liquidity. If at any time our total leverage ratio is greater than 0.6:1, we are obligated to make prepayments on or about the last day of each calendar quarter in an amount equal to our excess liquidity which is cash on hand exceeding $125.0 million. The definition of excess liquidity excludes, among other things, scheduled repayments of principal and interest thereon under the senior secured credit facilities on or about the last day of each such calendar quarter and amounts raised from issuances of equity after December 31, 2013.

Affirmative and Negative Covenants. In addition, we were also obligated to cause certain subsidiaries that own specified vessels to dispose of such vessels on or before August 31, 2014 and apply the net cash proceeds of such dispositions as required by the mandatory prepayment provisions of the senior secured credit facilities. This obligation was satisfied with the sale of one Aframax vessel in October 2013 and one Suezmax vessel in July 2014. Exceptions to certain negative covenants, specifically the indebtedness, liens, capital expenditures and investments covenants, permit us and our subsidiaries to acquire new vessels and to incur debt and grant liens in connection therewith, subject to satisfaction of certain financial covenants and other conditions. On April 7, 2015, we entered into an amendment to the senior secured credit facilities, which amends certain provisions of the senior secured credit facilities, including amendments to the “change of control” definition and the investments and merger covenants, among others, in order to permit the Company to enter into the transactions contemplated under the 2015 merger agreement. These amendments are subject to an additional covenant which limits cash payments related to the 2015 merger by the Company or any of its subsidiaries unless funded solely from Gener8 Subsidiary and its subsidiaries or its predecessors in interest (with a limited exception for amounts funded by Gener8 Maritime Subsidiary V Inc. and its subsidiaries which must be reimbursed by Gener8 Subsidiary and its subsidiaries within 30 days of the 2015 merger) and limits investments in Gener8 Subsidiary and its subsidiaries unless funded solely from amounts received from the issuance of equity received after the amendment effective date. The covenant also has restrictions on the Company or any of its subsidiaries from guaranteeing or otherwise becoming liable for debt or any obligations under any newbuild or vessel acquisition contract of Gener8 Subsidiary (or its predecessors-in-interest) or any of its subsidiaries, amending or waiving provisions of the 2015 merger agreement or the 2015 equity purchase agreement or making any cash payments pursuant to the indemnification provision of the 2015 merger agreement.

Collateral Maintenance. The collateral maintenance tests require the aggregate fair market value of the collateral vessels under the senior secured credit facilities to be at least 110% of the aggregate principal amount of outstanding loans under the senior secured credit facilities, and increase over time to 120%.

Minimum Cash. The minimum cash balance covenant requires a minimum cash balance level of $10,000 on December 13, 2013 to and including December 31, 2014, $15,000 on January 1, 2015 to and including December 31, 2015 and $20,000 at any time after January 1, 2016.

Interest Expense Coverage Ratio. The date on which the interest expense coverage ratio becomes effective is March 31, 2016. The minimum ratio commences with a 1.00:1.00 ratio and increases over time to a 2.00:1.00 ratio on the maturity date.

The vessel valuations we received in May, August and November 2013 indicated that we did not comply with certain of our collateral maintenance covenants under the senior secured credit facilities. The senior secured credit facilities prohibit us from electing an interest period other than one month when we are not in compliance with our covenants. On August 27, 2013, we obtained a waiver of such restriction from the lenders to permit us to select a three month interest period commencing on August 30, 2013. On November 29, 2013, the lenders agreed to waive, as of December 13, 2013, existing events of default related to our failure to comply with certain of our collateral maintenance covenants, potential events of default for failure to comply with the minimum cash balance covenant arising from the funding of interest payments due on November 29, 2013 and any related defaults or events of default.

As of June 30, 2015, approximately $414.7 million and $241.6 million of the $508M credit facility and the $273M credit facility, respectively, were outstanding. As of December 31, 2014, approximately $414.7 million and $241.6 million of the $508M credit facility and the $273M credit facility, respectively, were outstanding. These facilities are fully drawn and, at June 30, 2015 and December 31, 2014, there is no availability for additional borrowings. For the six months ended June 30, 2015 and 2014, interest expense incurred under the senior secured credit facilities amounted to approximately $14.0 million and $14.3 million, respectively.

Senior Notes.  On March 28, 2014, we and our wholly-owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this quarterly report as “GNRT Sub V”) entered into a Note and Guarantee Agreement with affiliates of BlueMountain Capital Management, LLC which we refer to as the “note purchasers.” Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the note purchasers for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note. A noteholder may, at any time, request that all of the principal amount owing to such noteholder be evidenced by senior notes. If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The senior notes, which are unsecured, are guaranteed by GNRT Sub V and its subsidiaries. The Note and Guarantee Agreement provides that all proceeds of the senior notes shall be used to pay transaction costs and expenses and the remaining consideration payable in connection with the shipbuilding contracts for the 2014 acquired VLCC newbuildings or the “2014 acquired VLCC shipbuilding contracts.”  See Note 5 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for further information regarding our 2014 acquired VLCC newbuildings.

The Note and Guarantee Agreement requires us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining properties and required insurances; compliance with laws (including environmental); compliance with ERISA; performance of obligations under the terms of each mortgage, indenture, security agreement and other debt instrument by which we are bound; payment of taxes; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests and other restricted payments; limitations on additional indebtedness; limitations on transactions with affiliates; and other customary covenants. Although only certain covenants in the senior secured credit facilities restrict GNRT Sub V and its subsidiaries, all the covenants in the Note and Guarantee Agreement do restrict GNRT Sub V and its subsidiaries. To the extent these covenants in the Note and Guarantee Agreement restrict us and our subsidiaries party to the senior secured credit facilities, the covenants (other than those covenants relating to limitations on additional indebtedness, limitations on liens and limitations on restricted payments described above under “—Senior Secured Credit Facilities”) are not materially more restrictive than those contained in the senior secured credit facilities. The Note and Guarantee Agreement allows for the incurrence of additional indebtedness or refinancing of existing indebtedness upon the reduction of the loan to value ratio set forth therein to or below certain thresholds.

The Note and Guarantee Agreement includes customary events of default and remedies for facilities of this nature. If we do not comply with various covenants under the Note and Guarantee Agreement, the note purchasers may, subject to various customary cure rights, declare the unpaid principal amounts of the senior notes plus any accrued and unpaid interest and any make-whole amounts, as applicable, immediately due and payable.

We have the option to redeem up to 35.0% of the principal amount of the senior notes with the proceeds of an equity offering at a redemption price of 110.5% in principal amount, subject to certain terms and conditions set forth in the Note and Guaranty Agreement. Additionally, we have the option to prepay the senior notes at any time. However, if they are paid prior to May 13, 2016 (other than with the proceeds of an equity offering as described above) we will be obligated to pay a make-whole premium provided for in the Note and Guarantee Agreement. If we redeem the notes during periods from May 13, 2016 to May 12, 2017, from May 13, 2017 to May 12, 2018 and from May 13, 2018 to May 12, 2019 we will be obligated to pay redemption premiums of 9.0%, 6.0% and 3.0%, respectively.

Concurrent with the issuance of the senior notes, we entered into an Amendment No. 1 and Consent, by and among the parties to the Note and Guarantee Agreement. This amendment included certain technical and conforming amendments to the Note and Guarantee Agreement, such as amendments with respect to the list of subsidiary guarantors and related revisions to certain definitions, representations and warranties and affirmative covenants.

On January 26, 2015, we entered into an amendment and waiver, by and among the parties to the Note and Guarantee Agreement, which, along with other technical and conforming amendments, removed the requirement that we issue additional senior notes evidencing the payment of payment-in-kind interest resulting from the automatic addition of the amount of such interest to the principal amount of outstanding senior notes. On April 30, 2015, we entered into an amendment, by and among the parties to the Note and Guarantee Agreement, which amended the change of control provision to permit the transactions contemplated by the 2015 merger agreement.

As of June 30, 2015, the unamortized discount on the senior notes was $6.1 million, which we amortize as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $8.0 million and $1.9 million during the six months ended June 30, 2015 and 2014, respectively.

Export Credit Facilities.   We are seeking to enter into two new credit facilities, which we refer to as the “Korean Export Credit Facility” and the “Chinese Export Credit Facility” and, collectively, the “Export Credit Facilities,” to fund a portion of the remaining installment payments due under the shipbuilding contracts for our 21 VLCC newbuildings, and in connection therewith we have received non-binding letters of intent from Korea Trade Insurance Corporation, which we refer to as the “K-sure Letter of Intent,” from The Export-Import Bank of Korea, which we refer to as the “Korea Eximbank Letter of Intent,” and from China Export & Credit Insurance Corporation, which we refer to as the “Sinosure Letter of Intent.” We refer to all three letters of intent collectively as the “Letters of Intent.” Pursuant to the K-sure Letter of Intent, Korea Trade Insurance Corporation expressed interest in insuring a portion of the $1,007 million Korean Export Credit Facility. Pursuant to the Korea Eximbank Letter of Intent, the Export-Import Bank of Korea expressed interest in loaning and/or guaranteeing a portion of the Korean Export Credit Facility, in an amount of up to $353 million. Pursuant to the Sinosure Letter of Intent, the Chinese Export & Credit Insurance Corporation expressed interest in providing export credit insurance support for a portion of the $397 million Chinese Export Credit Facility. We expect that under the definitive documentation for the Export Credit Facilities, at or around the time of delivery of each of our 21 VLCC buildings, an amount equal to the lower of (i) 65% of the final contract price of such VLCC newbuilding and (ii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding will be available to be drawn under the applicable Export Credit Facility.

We expect that under the definitive documentation for the Export Credit Facilities certain of our subsidiaries would be the borrowers under the Export Credit Facilities, which we expect would be guaranteed by us and certain of our vessel-owning subsidiaries and secured by a pledge of the equity interests issued by such vessel-owning subsidiaries and a pledge by such vessel-owning subsidiaries of substantially all their assets, including first priority mortgages on the 21 VLCC newbuilding vessels. We expect that under the definitive documentation for the Export Credit Facilities, the Export Credit Facilities would bear interest at LIBOR plus an applicable margin to be agreed to by the lenders, and the first repayment date of each vessel loan would commence no later than six months after the drawdown of a loan for the first vessel or a date falling at three monthly intervals thereafter, with a harmonization mechanism between the repayment dates for all vessel loans to be incorporated in the definitive documentation for the Export Credit Facilities. We expect the amortization profile of the Export Credit Facilities to be between 12 to 15 years.

We expect that the definitive documentation for the Export Credit Facilities would include a collateral maintenance covenant and certain financial covenants. The Export Credit Facilities would also include a number of other customary covenants, including covenants relating to delivery of quarterly and annual financial statements, budgets and annual projections; maintenance of required insurances; maintenance of a debt service reserve account; limitations on mergers, sale of assets; limitations on liens; limitations on transactions with affiliates; limitations on restricted payments; maintenance of flag and class of collateral vessels; and other customary covenants and related provisions. In addition, we expect that the definitive documentation for the Export Credit Facilities would include customary events of default and remedies for credit facilities of this nature, subject to customary cure periods for credit facilities of this nature.

The Letters of Intent are non-binding and the Export Credit Facilities will be subject to definitive documentation and customary closing conditions and may require the consent of our existing lenders; accordingly, no assurance can be given that the Export Credit Facilities will be procured on terms favorable to us, including the amount available to be borrowed, described above, or at all. In the event that we are unable to enter into or borrow under the Export Credit Facilities, our ability to fund amounts owed on newbuilding commitments will be materially adversely affected.

Credit Facilities Commitment Letter.  In connection with funding the full amount of the Refinancing Facility described below and funding a portion of the Korean Export Credit Facility referred to as the “Korean Export Credit Facility Commercial Tranche,” we have received a commitment letter, which we refer to as the “Commercial Credit Facility Commitment Letter” for financing commitments from a group of commercial lenders in the aggregate amount of $875 million.

Although the Commercial Credit Facility Commitment Letter provides that we may borrow up to approximately $867 million in the aggregate between the Refinancing Facility and the Korean Export Credit Facility Commercial Tranche, such amounts reflect the value of extra vessel features under the shipbuilding contracts for our

VLCC newbuildings (in addition to the contract price) for each VLCC newbuilding and the maximum availability under the Refinancing Facility and are subject to change to the extent asset or market values fluctuate; we do not expect to exercise our option for extra vessel features for each VLCC newbuilding and market values may fluctuate affecting the amount of debt that may be incurred under the Refinancing Facility. Accordingly, we expect that the final aggregate facility amounts for the Refinancing Facility and the Korean Export Credit Facility Commercial Tranche will be less than the aggregate amounts of those facilities currently set forth in the Commercial Credit Facility Commitment Letter and will be less than or equal to $850 million.

Refinancing Facility.  We are seeking to enter into a new credit facility, which we refer to as the “Refinancing Facility”, to refinance all our existing indebtedness pursuant to the senior secured credit facilities. We expect that under the definitive documentation for the Refinancing Facility, the loans will be available to be drawn on the closing date and such loans shall not exceed the lesser of (i) $581 million and (ii) 60% of the fair market value of our 25 vessels on the water. We expect this calculation to result in a $581 million loan based on the most recent valuations (as of August 2015) of our operating vessels submitted to our lenders for covenant compliance purposes under our senior secured credit facilities and third-party appraisals of our VLCC newbuildings (as of August 2015).  See “Critical Accounting Policies—Vessels and Depreciation” for further information on the valuations of our operating vessels.

We expect that under the definitive documentation for the Refinancing Facility certain of our subsidiaries would be the borrowers under the Refinancing Facility, which we expect would be guaranteed by us and certain of our vessel owning subsidiaries and secured by a pledge of the equity interests issued by such vessel owning subsidiaries and a pledge by such vessel owning subsidiaries of substantially all their assets, including first priority mortgages on our 25 vessels on the water. We expect that under the definitive documentation for the Refinancing Facility, the Refinancing Facility would bear interest at LIBOR plus an applicable margin to be agreed to by the lenders with the first repayment date commencing at the end of the first full fiscal quarter after the closing date.

We expect that the definitive documentation for the Refinancing Facility would include a collateral maintenance covenant and certain financial covenants. The Refinancing Facility is also expected to include a number of other customary covenants, including covenants relating to delivery of quarterly and annual financial statements, budgets and annual projections; maintenance of required insurances; limitations on mergers, sale of assets; limitations on liens; limitations on transactions with affiliates; limitations on restricted payments; maintenance of flag and class of collateral vessels; and other customary covenants and related provisions. In addition, we expect that the definitive documentation for the Refinancing Facility would include customary events of default and remedies for credit facilities of this nature, subject to customary cure periods for credit facilities of this nature.

The Refinancing Facility will be subject to definitive documentation and customary closing conditions; accordingly, no assurance can be given that the Refinancing Facility will be procured on terms favorable to us, including the amount available to be borrowed, described above, or at all. In the event that we are unable to enter into or borrow under the Refinancing Facility, our ability to fund amounts owed on newbuilding commitments will be materially adversely affected.

Dividend Policy

We have not declared or paid any dividends since the fourth quarter of 2010. Moreover, pursuant to restrictions under our debt instruments, we are currently prohibited from paying dividends. In connection with the Refinancing Facility and the Export Credit Facilities we are seeking to enter into, we intend to modify or replace such restrictions to provide us with greater flexibility to pay dividends.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business our goal is to adopt in 2016 a policy to pay cash dividends. However, any future dividend policy is subject to the discretion of our board of directors, or the “Board”, and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time.  In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render the company insolvent.

Cash and Working Capital

Our cash and cash equivalents increased by $209.6 million to $356.9 million as of June 30, 2015 from $147.3 million as of December 31, 2014. This increase was primarily due to the proceeds, net of underwriters’ commission and issuance costs paid during the six months ended June 30, 2015 (excluding proceeds resulting from the exercise by the underwriters of their overallotment option in July 2015), from the issuance of common stock upon the IPO of $194.4 million during the six months ended June 30, 2015. This increase in cash and cash equivalents was also attributable to the net cash provided by operating activities during the six months ended June 30, 2015 of $56.5 million as well as the cash balance at Navig8 Crude acquired upon the 2015 merger on May 7, 2015 of $28.9 million. The increase in cash and cash equivalents was partially offset by the payments in respect of the VLCC Newbuildings of $56.1 million (including capitalized interest), the payments of professional fees for 2015 merger of $7.4 million and the 2015 merger cash consideration deposit of $4.5 million during the six months ended June 30, 2015.

Net working capital is current assets (excluding cash and cash equivalents) minus current liabilities.

Our net working capital decreased by $3.1 million to $27.5 million as of June 30, 2015 from $30.6 million as of December 31, 2014. The primary factor contributing to this decrease was an increase in the current portion of long-term debt to $29.5 million. No long-term debt was due within one year as of December 31, 2014. Also contributing to the decrease in our working capital was a decrease in bunker balance included in prepaid expenses and other current assets of $6.3 million to $18.0 million as of June 30, 2015 compared to $24.3 million as of December 31, 2014, primarily due to the decrease in bunker prices discussed above. The decrease in net working capital was partially offset by a decrease in accounts payable and accrued expenses of $16.3 million to $36.5 million as of June 30, 2015 compared to $52.8 million as of December 41, 2014, primarily due to the decrease in bunker prices discussed above. The decrease in net working capital was also partially offset by an increase in due from charterers balance of $13.2 million to $63.2 million as of June 30, 2015 compared to $50.0 million as of December 31, 2014, primarily due to the increase in our spot market and time charter TCE rates during the six months ended June 30, 2015.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $56.5 million for the six months ended June 30, 2015 which resulted from a net income of $50.8 million, plus non-cash charges to operations of $44.9 million, and offset by a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $39.2 million, including an increase in due from charterers and a decrease in accounts payable and other current liabilities.

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2014 which resulted from a net loss of $25.8 million as well as a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $13.2 million, and offset by non-cash charges to operations of $34.9 million, including a decrease in accounts payable and deferred drydock costs incurred.

Cash Flows from Investing Activities.  Net cash used in investing activities was $41.2 million for the six months ended June 30, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $56.1 million, payment of professional fees for 2015 merger of $7.4 million and the 2015 merger cash consideration deposit of $4.5 million (see ““—Related Party Transactions—2015 Merger Related Party Transactions—2015 Merger Agreement” for further information), partially offset by cash balance at Gener8 Maritime Subsidiary Inc. acquired upon the consummation of the 2015 merger on May 7, 2015 of $28.9 million.

Net cash used in investing activities was $226.2 million for the six months ended June 30, 2014, which primarily consisted of capital spending on the 2014 acquired VLCC newbuildings of $231.5 million, partially offset by net proceeds from the sale of an Aframax vessel of $6.4 million and the advance receipt of $1.5 million related to a Suezmax vessel which was held for sale.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $193.9 million for the six months ended June 30, 2015, which primarily consisted of proceeds, net of underwriters’ commission and other issuance costs, from the IPO of $194.4 million (excluding net proceeds resulting from the exercise of the overallotment option in July 2015.)

Net cash provided by financing activities was $315.0 million for the six months ended June 30, 2014, which primarily consisted of net proceeds from issuance of Class B common stock of $196.7 million and borrowing under Senior Notes of $125.0 million, partially offset by the repayment of $6.4 million of outstanding borrowings under our $508M credit facility using the proceeds from the sales of an Aframax vessel.

Capital Expenditures and Drydocking

Drydocking.  We incur expenditures to fund our drydock program of regularly scheduled in-water surveys or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels which are younger than 15 years are required to undergo in-water surveys approximately 2.5 years after a drydock and that vessels are to be drydocked approximately every five years, while vessels 15 years or older are to be drydocked approximately every 2.5 years in which case the additional drydocks take the place of these in-water surveys.

During the six months ended June 30, 2015 and 2014, we incurred $2.8 million and $8.6 million, respectively, of drydock related costs. For the year ending December 31, 2015, we anticipate that we will incur costs associated with drydocks on four vessels. We estimate that the expenditures to complete drydocks during 2015 will aggregate approximately $9.9 million (including the amounts incurred during the six months ended June 30, 2015), and that such vessels will be off-hire for approximately 183 days in 2015 to effect these drydocks.

For the year ending December 31, 2015, we anticipate that we will incur costs associated with in-water intermediate surveys on nine vessels, and these vessels will be off-hire for approximately 53 days in 2015 to effect these intermediate surveys. The expenditures to complete intermediate surveys will be recorded as direct vessel operating expenses as incurred.

Capital Improvements.  During the six months ended June 30, 2015 and 2014, we capitalized $1.3 million and $2.6 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2015, we have budgeted approximately $6.4 million for such projects as well as an additional $3.8 million for certain items expected to be required for vessel dry-dockings in early 2016 (including the amounts incurred during the six months ended June 30, 2015.)

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008. This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas. The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems. Annex VI includes a global cap on the sulfur content of fuel oil, and provides for stringent controls of sulfur emissions in Emission Control Areas. By January 2012, fuel oil could contain no more than 3.50% sulfur; by January 2020, sulfur content cannot exceed 0.50%. All of our vessels currently comply with Marpol Annex VI emission standards by burning 0.1% low sulfur fuel in the main engine, auxiliary engines, and boilers, which has resulted in increased fuel cost when operating in the Emission Control Areas mentioned above. We currently receive additional compensation from charterers when using 0.1% low sulfur fuel. We may incur additional costs in the future depending on pricing and availability of low sulfur fuel, regulatory rule changes, or a change in the treatment of these costs by charterers, which may require modifications to the vessel or installation of scrubbers to continue to meet the required emission standards.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry-docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2015 mentioned above includes $2.1 million for purchase of Ballast Water Management Systems equipment.

We are currently evaluating the possible installation of energy saving devices when dry-docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2015 mentioned above includes approximately $0.9 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the Navig8 merger we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven VLCC newbuildings from Scorpio Tankers, Inc. See discussion of the 2015 acquired VLCC newbuildings and 2014 acquired VLCC newbuildings under “—General” above. We sold one Aframax vessel in February 2014 and one Suezmax vessel in July 2014 (the vessel was held for sale as of June 30, 2014). See Notes 4 and 5 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report for more information regarding these transactions.

Other Commitments.  In 2004, we entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: free rent from December 1, 2004 to September 30, 2005; $109,724 per month from October 1, 2005 to September 30, 2010; $118,868 per month from October 1, 2010 to September 30, 2015; and $128,011 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense is approximately $145,000, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2020. During the six months ended June 30, 2015 and 2014, we recorded approximately $0.9 million of expense associated with this lease for each six-month period. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (i.e., October 1, 2020 through September 30, 2025). The monthly rental for this period is $181,759.

The following is a tabular summary of our future contractual obligations as of June 30, 2015 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2015 (8)	2016	2017	2018	2019	Thereafter
$508M credit facility	$414,680	$—	$57,809	$356,871	$—	$—	$—
$273M credit facility	241,581	—	17,015	224,566	—	—	—
Interest expenses of senior secured credit facilities(1)	48,652	13,740	26,050	8,862	—	—	—
Senior notes	131,600	—	—	—	—	—	131,600
Interest expense of senior notes(1)	115,450	—	—	—	—	—	115,450
Shipbuilding contracts for the 2014 acquired VLCC newbuildings	439,963	150,865	289,098	—	—	—	—
Shipbuilding contracts for the 2015 acquired VLCC newbuildings	986,883	282,494	656,739	47,650	—	—	—
Supervision Agreements(2)	7,064	2,320	4,494	250	—	—	—
Senior officer employment agreements(3)	10,238	1,138	2,275	2,275	2,275	2,275	—
Portugal Office Closure(4)	892	892	—	—	—	—	—
Office Leases(5)	8,037	741	1,536	1,536	1,536	1,536	1,152

(dollars in thousands)	Total	2015 (8)	2016	2017	2018	2019	Thereafter
Corporate Administration Agreement (6)	5,808	686	1,288	1,278	1,278	1,278	—
Nave Quasar time charter (7)	6,025	4,857	1,168	—	—	—	—
Total commitments(9)	$2,416,873	$457,733	$1,057,472	$643,288	$5,089	$5,089	$248,202

(1)                                  Future interest payments on our $508M credit facility and $273M credit facility are based on our current outstanding balance using a current borrowing LIBOR rate of 0.1875% plus the applicable margin of 400 basis points. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $16,989 which has accrued as of June 30, 2015.

(2)                                  Refers to Project Consultation and Site Building Supervision Agreements entered into in May 2014 by each of the 2014 acquired VLCC newbuilding owning subsidiaries with Scorpio Ship Management S.A.M and the Navig8 supervision agreements described below under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Supervision Agreements.”

(3)                                  Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods. Does not include expected costs under the consulting agreements expected to be entered into pursuant to the Navig8 non-binding term sheet.  See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Non-binding Term Sheet.”

(4)                                  Primarily consists of severance costs associated with the closing of our Portugal office. See “—Results of Operations—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014—Closing of Portugal Office” for further information about the closure of our Portugal office.

(5)                                  Does not reflect effect of July 2015 amendment to the lease for our office space in NY. See “other commitments” above for further information regarding this amendment.

(6)                                  As discussed under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Corporate Administration Agreement,” pursuant to the terms of the Navig8 non-binding term sheet and subject to signing of mutually acceptable revenue sharing agreements in respect of the commercial managers of the VL8 and Suez8 pools and consulting agreements with Nicolas Busch and Gary Brocklesby, we expect that the corporate administration agreement will be terminated. If the corporate administration agreement is not terminated, the agreement does not contain the ability to terminate early and, as such, the agreement would be effective until a termination by default. The amounts set forth above do not reflect the expected termination of this agreement and exclude any obligations after December 31, 2019. Accrual payment obligations for each subsequent year is $1.3 million.

(7)                                  Refers to the time charter dated January 15, 2014, as amended, described under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter.”  The amounts set forth above exclude any amounts which may be due pursuant to our obligation to share 50% of net pool earnings received in respect of such vessel over $30,000 per day.

(8)                                  Denotes six month period from July 1, 2015 to December 31, 2015.

(9)                                  This tabular summary excludes obligations arising under pool agreements with VL8 Pool Inc. and V8 Pool Inc. entered into in June 2015 and described under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” As of June 30, 2015, one of our owned VLCCs and three of our Aframaxes were deployed in the Navig8 Group pools. In July 2015 an additional four of our owned VLCCs, four of our Suezmax’s and an additional Aframax entered the Navig8 Group pools. We expect to deliver five of our remaining Suezmax vessels to the Suez8 Pool in August 2015, an additional two Suezmax vessels to the Suez8 Pool in September 2015 and each of our VLCC newbuldings as they deliver.  The following is our current expected delivery schedule for our VLCC newbuildings: One vessel in September 2015, three vessels in October 2015, two vessels in January 2016, one vessel in February 2016, two vessels in March 2016, one vessel in May 2016, three vessels July 2016, one vessel in each of August, September and October 2016, two vessels in November 2016, one vessel in December 2016 and one vessel in February 2017.

Off-Balance-Sheet Arrangements

As of June 30, 2015, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Related Party Transactions

Below is a description of related party transactions during the six months ended June 30, 2015 and six months ended June 30, 2014. See Note 15 to the financial statements for the six months ended June 30, 2015 and June 30, 2014 for more information regarding these transactions.

March 2014 Class B Financing. On March 21, 2014, we issued 9,000,001 shares of Class B Common Stock in a private placement for $18.50 per share, which we refer to as the “March 2014 Class B financing”, resulting in aggregate gross proceeds of approximately $166.5 million, pursuant to subscription agreements, which we refer to as the “March 2014 subscription agreements,” entered individually with certain of our existing shareholders, including (i) Oaktree, in the amount of approximately $10 million, (ii) Aurora, in the amount of approximately $15.0 million, (iii) BlackRock, in the aggregate amount of approximately $67.5 million, (iv) BlueMountain, in the aggregate amount of approximately $50 million, (v) Twin Haven in the amount of approximately $15 million and (vi) certain other accredited investors. “Oaktree” refers to Oaktree Capital Management L.P. and/or one or more of its investment entities and the funds managed by it, “BlueMountain” refers to BlueMountain Capital Management, LLC and/or one or more of its investment entities, “BlackRock” refers to BlackRock, Inc. and/or one or more of its investment entities, “Aurora” refers to ARF II Maritime Holdings LLC and/or one or more other investment entities of Aurora Resurgence Capital Partners II LLC, “Twin Haven” refers to Twin Haven Special Opportunities Fund IV, L.P. and/or one or more other investment entities of Twin Haven Capital Partners, LLC.

One current member of our Board is an employee of or associated with Oaktree, one member of the Board is associated with or an employee of Aurora and one member of the Board is associated with or an employee of BlueMountain. Prior to the consummation of the 2015 merger, three members of the Board were associated with or employees of Oaktree, one member of the Board was associated with or an employee of Aurora, one member of the Board was associated with or an employee of BlackRock, one member of the Board was associated with or an employee of BlueMountain and one member of the Board was associated with or an employee of Twin Haven.

Pursuant to the terms of the March 2014 subscription agreements, we agreed to use all or substantially all of the net proceeds of the March 2014 Class B financing for purposes of satisfying our obligations in connection with the purchase of the 2014 acquired VLCC newbuildings and the installment payments under the shipbuilding contracts for the 2014 acquired VLCC newbuildings. To the extent such net proceeds exceed the aggregate amount of such obligations, we are permitted to use the remaining net proceeds for general corporate purposes. On March 25, 2014, we used approximately $162.7 million of the proceeds of March 2014 private placement to fund the purchase price of the entities party to the 2014 acquired VLCC newbuildings.

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly-owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “GNRT Sub V”) entered into a Note and Guarantee Agreement, which we refer to as the “Note and Guarantee Agreement,” with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125,020,000 (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” See “—Liquidity and Capital Resources—Debt Financings—Senior Notes” for more information about the senior notes.

June 2014 Class B Financing. On June 25, 2014, we issued 1,670,000 shares of Class B Common Stock in a private placement, which we refer to as the “June 2014 Class B financing” for $18.50 per share, resulting in aggregate gross proceeds to the Company of approximately $30.9 million, pursuant to subscription agreements entered individually with certain accredited investor investment entities of Aurora Resurgence Advisors II LLC. One member of the Board is associated with or an employee of affiliates of Aurora Resurgence Advisors II LLC.

2015 Merger Related Transactions

2015 Merger Agreement. On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly-owned subsidiaries), Navig8 Crude Tankers, Inc. and each of the equityholders’ representatives named therein entered into an Agreement and Plan of Merger. We refer to Gener8 Maritime Acquisition, Inc. as “Gener8 Acquisition”, to Navig8 Crude Tankers, Inc. as “Navig8 Crude” and to the Agreement and Plan of Merger as the “2015 merger agreement.” Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude continuing as the surviving corporation and our wholly-owned subsidiary and being renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary.” Navig8 Crude’s shareholders that are determined by us, based on certifications received by the Company from such shareholders following the closing of the 2015 merger, to be permitted to receive shares of our common stock pursuant to the Securities Act under the 2015 merger agreement are entitled to receive 0.8947 shares of our common stock for each common share of Navig8 Crude they owned immediately prior to the consummation of the transactions contemplated under the 2015 merger agreement. Navig8 Crude’s shareholders that are not determined by us to be permitted to receive shares of our common stock pursuant to the Securities Act under the 2015 merger agreement (such as shareholders that are not “accredited investors”) are entitled to receive cash in an amount equal to the number of shares of our common stock such shareholder would have received multiplied by $14.348. We refer to the transactions contemplated under the 2015 merger agreement as the “2015 merger.” Concurrently with the 2015 merger, we filed with the Registrar of Corporations of the Republic of the Marshall Islands our Third Amended and Restated Articles of Incorporation to, among other things, increase our authorized capital, reclassify our common stock into a single class of common stock and change our legal name to “Gener8 Maritime, Inc.”

Pursuant to the 2015 merger agreement, we deposited at the closing of the 2015 merger $4.5 million and 31,233,170 shares of our common stock into a trust account with Computershare Trust Company, N.A. (“Computershare Trust”) for the benefit of Navig8 Crude’s shareholders. We refer to the cash deposited as the “2015 merger cash consideration deposit,” to the shares of common stock deposited as the “2015 merger stock consideration deposit” and to the account with Computershare Trust as the “2015 merger exchange and paying agent account.” The number of shares and amount of cash deposited into such account was calculated based on an assumption that the holders of 1% of Navig8 Crude’s shares are not permitted to receive our shares as consideration. As of June 30, 2015, 18,767,847 shares had been issued and $28.89 in cash had been paid from the aforementioned trust account to former shareholders of Navig8 Crude leaving a balance of 12,465,323 shares and $4,526,576.37 in cash in such account. As of August 7, 2015, $715,620 in cash had been paid out to former Navig8 shareholders and 31,298,093 shares had been issued to former shareholders of Navig8 Crude as merger consideration, including all of the 31,233,170 shares deposited into the aforementioned trust account as well as 64,923 additional shares from our merger reserves. As of August 7, 2015, $931,515 in cash had been transferred from the trust account back to the Company leaving a balance in the trust account of $2,879,466.

If we determine that the 2015 merger stock consideration deposit is less than the number of shares to be delivered to Navig8 Crude shareholders pursuant to the 2015 merger agreement, we are required to deposit into the 2015 merger exchange and paying agent account a number of our shares of common stock equal to such shortfall and Computershare Trust is required to deliver to us cash in an amount equal to the number of shares we deposit into the 2015 merger exchange and paying agent account multiplied by $14.348.

Immediately following the consummation of the 2015 merger, our shareholders prior to the 2015 merger owned approximately 34.9 million, or 52.55%, and Navig8 Crude’s shareholders prior to the 2015 merger owned approximately 31.5 million, or 47.45% of the shares of our common stock, with Oaktree, BlueMountain, Avenue, Aurora, Monarch, BlackRock and Navig8 Limited and/or their respective affiliates owning approximately 19.4%, 12.1%, 11.1%, 9.6%, 8.3%, 8.2% and 5.5%, respectively, of our outstanding stock. The 2015 merger closed on May 7, 2015.

Until twenty four months following the anniversary of the closing of the 2015 merger, we are required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend General Maritime’s or Navig8 Crude’s shareholders immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss and may result in dilution to certain shareholders.

2015 Warrant Agreement.  In connection with the 2015 merger we entered into an amended and restated warrant agreement with Navig8 Limited. We refer to this agreement as the “2015 warrant agreement” and to Navig8 Limited or the subsequent transferee as the “2015 warrantholder.” Under the 2015 warrant agreement, 1,600,000 warrants that had, prior to the 2015 merger, provided the 2015 warrantholder the right to purchase 1,600,000 shares of Navig8 Crude’s common stock at $10 per share were converted into warrants entitling the 2015 warrantholder to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. We refer to these warrants as the “2015 warrants.” The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon our common shares reaching the following trading thresholds following an initial public offering: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume-weighted average price of our shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2 million.

Nicolas Busch, a member of our Board, and who is also expected to serve as a consultant to our Board and serves as a member of our Strategic Management Committee, and Gary Brocklesby, who is expected to serve as a consultant to our Board and serves as a member of our Strategic Management Committee, are each directors and minority beneficial owners of Navig8 Limited.

2015 Option. Pursuant to the 2015 merger agreement, we agreed to convert any outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of our common stock equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. We also agreed to treat the option agreement between Navig8 Crude and L. Spencer Wells as exercisable through July 8, 2017. Mr. Wells served as BlueMountain’s designee to the Navig8 Crude board of directors until the consummation of the 2015 merger. One member of our Board is associated with or an employee of BlueMountain. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares at $13.50 per share; this option, which we referred to as the “2015 option” was converted into an option to purchase 13,420 of our common shares at an exercise price of $15.088 per share.

2015 Equity Purchase Agreement. On February 24, 2015, we entered into an equity purchase agreement with Navig8 Crude, Avenue, BlackRock, BlueMountain, Monarch, Oaktree, Twin Haven and/or their respective affiliates. We refer to this agreement as the “2015 equity purchase agreement.” In April 2015, certain other accredited investors, including Navig8 Limited, became parties to the 2015 equity purchase agreement through the execution of joinders thereto. We refer to both the original and subsequent signatories to the 2015 equity purchase agreement as the “2015 commitment parties.” Under the 2015 equity purchase agreement, we had the option to sell an aggregate of up to $125 million of shares of our common stock in up to three tranches to the 2015 commitment parties at a price of $12.914 per share. We refer to the right we had to exercise our option and require that the parties purchase these shares as the “2015 purchase commitment.”

One member of our Board is associated with or an employee of Avenue, one member of our Board is associated with or an employee of BlueMountain, one member of our Board is associated with or an employee of Monarch and one member of our Board is associated with or an employee of Oaktree. Prior to the consummation of the 2015 merger, three members of our Board were associated with or employees of Oaktree, one member of our Board was associated with or an employee of BlackRock, one member of our Board was associated with or an employee of BlueMountain and one member of our Board was associated with or an employee of Twin Haven.

Pursuant to the terms of the 2015 equity purchase agreement, we issued 483,970 shares of our common stock to the 2015 commitment parties as a commitment premium upon the closing of the 2015 merger as consideration for their purchase commitments including 63,884, 79,491, 61,847, 49,775, 66,096, 27,737, and 21,164 shares to Oaktree, BlueMountain, Avenue, Monarch, BlackRock, Twin Haven and Navig8 Limited, respectively. We refer to the issuance of these shares as the “2015 commitment premium.”

The 2015 purchase commitment terminated upon the consummation of our initial public offering.

In connection with the 2015 equity purchase agreement, we have agreed to indemnify, subject to certain exceptions, each 2015 commitment party and its affiliates from losses incurred by such 2015 commitment party or its affiliate or to which such 2015 commitment party or its affiliate may become subject that arise out of or in connection with the 2015 equity purchase agreement and the transactions contemplated therein.

2015 Shareholders Agreement. In connection with the consummation of the merger agreement we entered into a shareholders agreement with certain of our shareholders, including the 2015 commitment parties who hold at least 5% of our outstanding shares, including Aurora, Avenue, BlackRock, BlueMountain, Monarch and Oaktree. We refer to this agreement as the “2015 shareholders agreement.”

One member of our Board is associated with or an employee of Aurora, one member of our Board is associated with or an employee of Avenue, one member of our Board is associated with or an employee of BlueMountain, one member of our Board is associated with or an employee of Monarch and one member of our Board is associated with or an employee of Oaktree. Prior to the consummation of the 2015 merger, three members of our Board were associated with or employees of Oaktree, one member of our Board was associated with or an employee of Aurora, one member of our Board was associated with or an employee of BlackRock and one member of our Board was associated with or an employee of BlueMountain.

The 2015 shareholders agreement sets forth certain understandings and agreements with respect to certain corporate governance matters, including the following:

Unless 75% of the shareholders party to the 2015 shareholders agreement consent otherwise, our Board will be comprised of seven (7) members with each of Aurora, Avenue, BlueMountain, Monarch, Oaktree or their respective affiliates, as long as they remain holders of 5% of our outstanding common stock and until the termination of the 2015 shareholders agreement, designating one (1) director. Additionally, each of the parties to the 2015 shareholders agreement agrees to vote its shares to support the election of the directors to our Board designated by the others.

Additionally, until the termination of the 2015 shareholders agreement, and so long as he serves as a consultant to the Company, the parties to the 2015 shareholders agreement agree to each vote their shares to support the election of Nicolas Busch as a director of the Company. Until the termination of the 2015 shareholders agreement, and so long as he serves as our Chief Executive Officer, the parties to the 2015 shareholders agreement agree to vote their shares to support the election of Peter Georgiopoulos as a director of the Company and as the Chairman of the Board of Directors.

The 2015 shareholders agreement provides that, subject to certain exceptions, our Board immediately prior to an initial public offering will determine the composition of our Board immediately following such initial public offering; provided that the Board immediately following the initial public offering shall consist of at least seven and no more than nine directors and each of the directors immediately prior to the consummation of our initial public offering is entitled under the 2015 shareholders agreement to be offered the opportunity to continue to serve as a director following the initial public offering provided that, in the case of a director who is a shareholder designee, such director is considered independent and that the designating shareholder responsible for such director’s appointment will own at least five percent of our outstanding common shares following consummation of the initial public offering.

Pursuant to the 2015 shareholders agreement, our Board has created a Strategic Management Committee consisting of Gary Brocklesby (voting and Chairman), Nicolas Busch (voting), Peter Georgiopoulos (voting), John Tavlarios (voting), and Leonard J. Vrondissis (non-voting).

The 2015 shareholders agreement terminated upon the consummation of our initial public offering.

2015 Registration Rights Agreement. In connection with the consummation of the 2015 merger, we entered into the Second Amended and Restated Registration Agreement, with certain of our shareholders, including Aurora, Avenue, BlackRock, BlueMountain, Monarch, Oaktree and Twin Haven. Navig8 Limited subsequently signed a joinder to this agreement. We refer to this agreement, as amended, as the “2015 registration rights agreement,” and to Aurora, Avenue, BlackRock, BlueMountain, Monarch, Navig8 Limited, Oaktree, and Twin Haven as the “2015 principal shareholders.”

The 2015 registration rights agreement provides that, any time following the consummation of an initial public offering by the company and from time to time, the 2015 principal shareholders will be entitled to demand a certain number of long-form registrations and short-form registrations of all or part of their registrable securities. Demand registrations may be requested by the 2015 principal shareholders holding five million shares (as adjusted for any stock dividends, stock splits, combinations and reorganizations and similar events) of registrable securities. No registration statement is required to be filed within 180 days of the final prospectus used in an initial public offering.

We are not required to effectuate demands for any long-form or short-form registration unless the expected gross proceeds from the registration are $60 million or more. We are not required to effectuate more than eight demand registrations in total and no more than two in any calendar year, and are not required to effectuate any demand registrations following the fifth anniversary of the 2015 registration rights agreement, although the 2015 principal shareholders may request an unlimited number of non-underwritten shelf takedowns. The 2015 registration rights agreement requires us to provide certain piggyback registration rights to certain holders of registrable securities. Under the 2015 registration rights agreement, each holder of registrable securities is required to agree to certain customary “lock-up” agreements in connection with underwritten public offerings.

Support and Voting Agreements. Concurrently with the execution of the 2015 merger agreement, and in order to facilitate the 2015 merger, the Company and Navig8 Crude entered into a voting agreement with Avenue, BlueMountain and Monarch, or certain of their respective affiliates. We refer to each of these entities as a “Navig8 Crude supporting shareholder” and collectively, the “Navig8 Crude supporting shareholders.” The Company and Navig8 Crude also entered into voting agreements with, among others, Aurora, BlackRock, BlueMountain, Oaktree and Twin Haven, or certain of their respective affiliates. We refer to each of these entities as a “Company supporting shareholder” and collectively, the “Company supporting shareholders” and together with the Navig8 Crude supporting shareholders, the “supporting shareholders.” We refer to the agreements with the supporting shareholders as the “2015 voting agreements.”

Pursuant to the 2015 voting agreements, (i) each Company supporting shareholder agreed, among other things, to vote in favor of the proposal to amend and restate our articles of incorporation and bylaws at the annual meeting and related proposals and to vote against any action, proposal, transaction or agreement that reasonably could have been expected to interfere with the consummation of the 2015 merger, including alternative acquisition proposals; and (ii) each Navig8 Crude supporting shareholder agreed, among other things, to vote in favor of the 2015 merger and related proposals and to vote against any action, proposal, transaction or agreement that reasonably could have been expected to interfere with the consummation of the 2015 merger, including alternative acquisition proposals.

The 2015 voting agreements also contained various prohibitions on transfers of shares in the Company and in Navig8 Crude during the term of the 2015 voting agreements. Each supporting shareholder agreed to cease and cause to be terminated all discussions or negotiations conducted theretofore with any person, other than the Company, with respect to certain proposals for the acquisition of the Company or Navig8 Crude, as applicable. The 2015 voting agreements terminated upon and are of no further force or effect as of the closing date of the 2015 merger.

Other Shareholder Consent Agreements to Merger. In connection with the 2015 merger, certain of our shareholders, including Aurora, BlackRock, BlueMountain, Oaktree and Twin Haven provided various consents and waivers under the pre-merger shareholders agreement, the pre-merger registration rights agreement and various past subscription agreements for our common shares, to facilitate entry into, and consummation of the transactions contemplated by, the 2015 merger agreement.

Related Party Transactions of Navig8 Crude Tankers, Inc.

Navig8 Group consists of Navig8 Limited and all of its subsidiaries including, without limitation, Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels, Inc. Nicolas Busch, a member of our Board and our Strategic Management Committee, and who is also expected to serve as a consultant to our Board, and Gary Brocklesby, who is a member of our Strategic Management Committee and is expected to serve as a consultant to our Board, are each directors and minority beneficial owners of Navig8 Limited. Navig8 Limited is the beneficial owner of over 4% of our outstanding common shares.

VL8 Pool Agreements. Pursuant to pool agreements our VLCC newbuilding and VLCC owning subsidiaries have entered into with VL8 Pool Inc., VL8 Pool Inc. intends to divide the revenue of VL8 Pool vessels between all the pool participants. These pool agreements were originally entered into by the 14 newbuilding-owning subsidiaries we acquired in the 2015 merger. In June 2015, each of our VLCC or newbuilding owning subsidiaries (other than for the Genmar Victory and Genmar Vision) entered into pool agreements and the agreements originally entered into by the 14 newbuilding-owning subsidiaries were amended to reflect the following terms. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The VL8 Pool’s legal entity is VL8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by VL8 Management Inc. Pursuant to the terms of the Navig8 non-binding term sheet, we expect to receive the right to at least a 10% share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, subject to a deduction of $150,000 per annum for each vessel time chartered by any participant into the VL8 pool. Our interest may increase to as much as a 15% share if the interested parties in VL8 Management Inc. other than Navig8 Limited agree to grant us additional revenue sharing interests. VL8 Pool acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool will, as time charterer, be responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. The pool agreements contain various provisions which allow VL8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, VL8 Pool intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between VL8 Pool Inc. and our subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) VL8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) VL8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) VL8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; (e) VL8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after 10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool for a minimum period of one year with each of the newbuilding-owning subsidiaries and VL8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving ninety (90) days’ notice in writing to the other (plus or minus 30 days at the option of VL8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party or, as contemplated by the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, if the pool vessel is to be put onto a time charter of seven months or more duration and provided at least 70% of the VLCC fleet remains time-chartered into VL8 Pool Inc. under the pool arrangements) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if VL8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel-owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are currently required to provide working capital of $1,500,000 to VL8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from VL8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to VL8 Pool Inc.; and (d) VL8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of VL8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel-owning subsidiary, (iv) the relevant vessel-owning subsidiary is in breach of the agreement and VL8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel-owning subsidiary or an affiliate becomes a sanctioned person.

As of June 30, 2015, one of our VLCCs was deployed in the VL8 pool. Additionally, a VLCC we have the right to operate under a time charter anticipated to expire in February 2016 was deployed in the VL8 Pool.

VL8 Pool Commercial Management Agreement. Pursuant to a commercial management agreement by and between VL8 Management Inc., or VL8 Management, and VL8 Pool Inc., dated September 1, 2010, or the Navig8 Commercial Management Agreement, VL8 Management agreed to provide commercial management services for the VL8 Pool Inc., including but not limited to marketing services, seeking, negotiating and concluding time charters, providing voyage estimates and accounts, issuing voyage instructions, supervising and arranging bunkering and monitoring voyage performance. Pursuant to the Navig8 Commercial Management Agreement, VL8 Pool Inc. agrees to pay VL8 Management a fee equal to 1.25% of all hire revenues during the term of the commercial management agreement along with an administration fee of $325 per day per vessel. Under the terms of the agreement, the liability of VL8 Management is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $500,000 per incident or series of incidents. In addition, the commercial management agreement contains an indemnity from VL8 Pool in favor of VL8 Management and its employees and agents. The commercial management agreement may be voluntarily terminated on ninety days’ written notice by either party.

Based on our discussions with Navig8 Group to date and pursuant to the terms of Navig8 non-binding term sheet, we expect that the Navig8 Commercial Management Agreement will remain in place, but pursuant to the terms of the Navig8 non-binding term sheet VL8 Management is expected to act for the VL8 pool on an exclusive basis and will not manage any other vessels which are not part of the VL8 pool.

Suez8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship-owing subsidiaries of Gener8 Suezmax vessels in June 2015, V8 Pool Inc. intends to divide the revenue of Suez8 Pool vessels between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The Suez8 Pool’s legal entity is V8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by Navig8 Asia Pte. Ltd. the revenue of which (in respect of the Suez8 pool) we are, pursuant to the terms of the Navig8 non-binding term sheet, anticipated to receive a 15% share as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. will, as time charterer, be responsible for the commercial employment and operation of pool vessels for time charters of up to seven months’ duration according to the terms of the Navig8 non-binding term sheet. The pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to the pool agreements by and between V8 Pool Inc. and Gener8, V8 Pool Inc. intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and Gener8 ‘s vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the Suez8 Pool for a minimum period of one year and V8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party or, as contemplated by the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, if the pool vessel is to be put onto a time charter of seven months or more duration and provided at least 70% of the Suezmax fleet remains time-chartered in to V8 Pool Inc. under the pool arrangements) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties.

The pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel-owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $1,000,000 to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel-owning subsidiary, (iv) the relevant vessel-owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel-owning subsidiary or an affiliate becomes a sanctioned person.

As of June 30, 2015 none of our Suezmax vessels were deployed in the Suez8 pool.

V8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship-owing subsidiaries of Gener8 Aframax vessels in June 2015, V8 Pool Inc. intends to divide the revenue of V8 Pool vessels between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The V8 Pool’s legal entity is V8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by Navig8 Asia Pte. Ltd. V8 Pool acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool will, as time charterer, be responsible for the commercial employment and operation of pool vessels for time charters of up to seven months’ duration according to the terms of the Navig8 non-binding term sheet. The pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to the pool agreements by and between V8 Pool and Gener8, V8 Pool intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and Gener8 ‘s vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the V8 Pool for a minimum period of one year and V8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of an initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties.

The pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel-owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $750,000 to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel-owning subsidiary, (iv) the relevant vessel-owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel-owning subsidiary or an affiliate becomes a sanctioned person.

As of June 30, 2015, three of our Aframax vessels were deployed in the V8 pool.

Suez8 and V8 Pools Commercial Management Agreements.  Pursuant to a commercial management agreement by and between Navig8 Asia Pte. Ltd., or Navig8 Asia, and V8 Pool Inc., dated September 1, 2009, as amended on February 1 2012 and amended and restated on September 5, 2014, or the V8 Commercial Management Agreement, Navig8 Asia agreed to provide commercial management services for V8 Pool Inc., including but not limited to marketing services, seeking, negotiating and concluding time charters, providing voyage estimates and accounts, issuing voyage instructions, supervising and arranging bunkering and monitoring voyage performance. Pursuant to this commercial management agreement, V8 Pool Inc. agrees to pay Navig8 Asia in respect of any vessel in the Suez8 pool a fee equal to 1.25% of all hire revenues during the term of the commercial management agreement along with an administration fee of $325 per day per vessel and in respect of any vessel in the V8 pool a fee equal to 2.0% of all hire revenues during the term of the commercial management agreement along with an administration fee of $250 per day per vessel. Under the terms of the agreement, the liability of Navig8 Asia is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $250,000 per incident or series of incidents. In addition, the commercial management agreement contains an indemnity from V8 Pool in favor of Navig8 Asia and its employees and agents. The commercial management agreement may be voluntarily terminated on ninety days’ written notice by either party.

Navig8 Supervision Agreements. Gener8 Subsidiary has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $500,000 per vessel. The agreements do not contain the ability to terminate early and, as such, the agreements would be effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $250,000 per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents. We refer to these agreements as the “Navig8 supervision agreements.”

Based on our discussions with Navig8 Group to date and pursuant to the terms of the Navig8 non-binding term sheet, we expect that the supervision agreements will remain in place.

Corporate Administration Agreement. On December 17, 2013, Navig8 Crude entered into a corporate administration agreement with Navig8 Asia Pte Ltd., or “Navig8 Asia,” a subsidiary of Navig8 Limited, whereby Navig8 Asia agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay Navig8 Asia a fee of $250 per vessel per day.

Pursuant to the terms of the Navig8 non-binding term sheet and subject to signing of mutually acceptable revenue sharing agreements in respect of the commercial managers of the VL8 and Suez8 pools and consulting agreements with Nicolas Busch and Gary Brocklesby, we expect that the corporate administration agreement will be terminated. If the corporate administration agreement is not terminated, the agreement does not contain the ability to terminate early and, as such, the agreement would be effective until a termination by default.

Technical Management Agreements. Pursuant to technical management agreements by and between Navig8 Shipmanagement and Gener8 Subsidiary’s 14 newbuilding-owning subsidiaries, Navig8 Shipmanagement has agreed to provide technical management services for these vessels, once delivered, including but not limited to arranging for and managing crews, vessel maintenance, provision of supplies, spares, victuals and lubricating oils, dry-docking, repairs, insurance, maintaining regulatory and classification society compliance, and providing technical support. In accordance with the technical management agreements, Gener8 Subsidiary’s vessel-owning subsidiaries will pay Navig8 Shipmanagement an annual fee of $182,500 (payable at a daily rate of $500.00 per day), per vessel. The technical management agreements are generally consistent with industry standard and include a liability cap for Navig8 Shipmanagement of ten times the annual management fee.

Pursuant to the terms of the Navig8 non-binding term sheet and subject to signing of mutually acceptable revenue sharing agreements in respect of the commercial managers of the VL8 and Suez8 pools and consulting agreements with Nicolas Busch and Gary Brocklesby, we expect that the technical management agreements will be terminated and that the Gener8 vessels will be managed by third party managers with Navig8 Shipmanagement having the right to competitively bid for this business. If the technical management agreements are not terminated, the agreements may be terminated upon two months’ written notice.

Project Structuring Agreement. On December 17, 2013, Navig8 Crude entered into a project structuring agreement with Navig8 Limited, whereby Navig8 Limited agreed to provide certain project structuring services for Navig8 Crude in connection with the purchase of vessels. In accordance with the project structuring agreement, Navig8 Crude agreed to pay Navig8 Limited a fee of 1% of the agreed yard base price of any vessel which Navig8 Crude contracts to build and purchase, such fee to be paid by the issuance of ordinary shares in Navig8 Crude.

Pursuant to the terms of the Navig8 non-binding term sheet and subject to signing of mutually acceptable revenue sharing agreements in respect of the commercial managers of the VL8 and Suez8 pools and consulting agreements with Nicolas Busch and Gary Brocklesby, we expect that the project structuring agreement will be terminated. If the project structuring agreement is not terminated, the agreement does not contain the ability to terminate early and, as such, the agreement would be effective until a termination by default.

Right of First Refusal Letter. On December 17, 2013, Navig8 Limited entered into a letter of undertaking in favor of Navig8 Crude in which Navig8 Limited agreed that while Navig8 Limited or any of its direct or indirect subsidiaries provide services to Navig8 Crude, Navig8 Limited will, and will cause its controlled affiliates to, give Navig8 Crude the right of first refusal in respect of all new opportunities that Navig8 Limited or its controlled affiliates have to purchase and own VLCC vessels and in which Navig8 Limited further agreed that Navig8 Limited and its controlled affiliates will not compete with Navig8 Crude in owning VLCC vessels unless Navig8 Crude has not exercised its option in respect of such VLCC vessels. Subject to signing mutually acceptable consulting agreements with Nicolas Busch and Gary Brocklesby, we expect that the right of first refusal letter will be terminated.

Nave Quasar Time Charter. On January 15, 2014, Navig8 Crude entered into a Time Charter Party with Navig8 Inc., or “N8I,” a subsidiary of Navig8 Limited, relating to Nave Quasar for a charter period of twelve or twenty-four months. In November 2014, Navig8 Crude declared the optional 12-month period on the existing time charter for Nave Quasar. Navig8 Crude’s estimated commitments, as of June 30, 2015, through the expected re-delivery date of Nave Quasar, aggregate approximately $6.0 million, of which $4.8 million are payable in 2015 and $1.2 million are payable in 2016.

Navig8 Non-Binding Term Sheet - Arrangements with VL8, Suez8 and V8 Pools. Pursuant to the terms of the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, we expect to time charter all of our spot VLCC, Suezmax and Aframax vessels into the VL8, Suez8 and V8 pools on terms generally consistent with standard Navig8 pool terms and to maintain at least 70% of our Suezmax vessels and at least 70% of our VLCC vessels in the relevant Suez8 and VL8 pools at all times. We expect to be permitted to put up to 30% of our VLCC vessels and Suezmax vessels and all of our Aframax vessels on time charters of seven or more month’s duration.

VL8 and Suez8 Revenue Sharing Interests. Pursuant to the terms of the Navig8 non-binding term sheet and subject to agreeing to mutually acceptable terms, it is expected that the Company will enter into revenue sharing arrangements with VL8 Management Inc. and Navig8 Asia Pte. Ltd., or one of their respective affiliates if appropriate to the applicable transaction and approved by us, in relation to the commercial management of the VL8 and Suez8 pools respectively.  Such revenue sharing arrangements will consist of a 15% share of the revenue of the commercial manager of the Suez8 pool in respect of its Suez8 pool revenues and a 10% (and as much as a 15%) share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, in each case as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the applicable pool. Pursuant to the terms of the Navig8 non-binding term sheet and subject to ongoing discussions, we will incur a break fee to be determined for the removal of each vessel from the VL8 or Suez8 pools at any time when following such removal less than 70% of our VLCC or Suezmax fleet, as applicable, are chartered into the applicable pool. Furthermore, at any time when following such removal less than 70% of our VLCC or Suezmax fleet, as applicable, are chartered into the applicable pool, our revenue sharing interests shall be subject to a percentage reduction (to be agreed) in any such revenue share if more than a certain number of vessels (to be agreed) are removed from the relevant pool and a further reduction of the revenue share to zero if a further agreed number of vessels are removed from the relevant pool.

Consulting Agreements. Pursuant to the terms of the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, we expect to enter into consulting agreements with Messrs. Busch and Brocklesby for a three year term commencing on the closing of the 2015 merger.  Messrs. Busch and Brocklesby are expected to provide consulting services to the Company, report to the Board and serve as members of the Company’s Strategic Management Committee.  Our agreements with Messrs. Busch and Brocklesby are expected to provide an annual fee of $750,000 per annum to each of them.  We expect that Messrs. Busch and Brocklesby would also be eligible for future cash, equity or share based remuneration awards under our 2012 Equity Incentive Plan as determined by the Board.

Our agreements with Messrs. Busch and Brocklesby are expected to provide for restrictive covenants applicable to Messrs. Busch and Brocklesby and their respective affiliates during the term of the applicable agreements with respect to confidentiality, competition, and solicitation of customers and employees.  After the term of the applicable agreements, it is expected that Messrs. Busch and Brocklesby and their respective affiliates will be subject only to the confidentiality restrictions.  During the term of the applicable agreements, neither Messrs. Busch nor Brocklesby will be prevented from continuing his involvement with certain other businesses with which he is currently involved, including Navig8 Group, Navig8 Product Tankers Inc. and Navig8 Chemical Tankers Inc.

The agreements are expected to be terminable by us on three months’ written notice or by either party following any material breach by the other party.  The agreements are expected to provide that upon termination of Messrs. Busch or Brocklesby’s consulting relationship for any reason, Messrs. Busch or Brocklesby, as the case may be, will be entitled to any earned but unpaid fees and reimbursable but unpaid expenses.  In addition, if prior to the expiration of the applicable agreements, Messrs. Busch or Brocklesby’s consulting relationship is terminated by us without cause or by Messrs. Busch or Brocklesby, as the case may be, for good reason, we will also pay him a lump sum amount equal to the product of $62,500 times the number of months and partial months from the date of such termination to the originally scheduled expiration of the applicable consulting agreement.  It is expected that if Messrs. Busch or Brocklesby’s consulting relationship is terminated prior to the expiration of the applicable consulting agreement by us without cause or by Messrs. Busch or Brocklesby, as the case may be, for good reason, the other consultant will have good reason to terminate his consulting relationship.

Other Related Party Transactions

During the six months ended June 30, 2015 and 2014, we provided office space to P C Georgiopoulos & Co. LLC and P C Georgiopoulos & Co. LLC incurred expenses relating thereto totaling approximately $3,000 and $6,000, respectively. P C Georgiopoulos & Co. LLC is an investment management company controlled by Peter C. Georgiopoulos, our Chief Executive Officer and Chairman of our Board of Directors. As of June 30, 2015 and December 31, 2014, a balance remains outstanding of approximately $16,000 and $14,000, respectively.

During the six months ended June 30, 2015 and 2014, we incurred fees for legal services aggregating approximately $2,000 and $45,000, respectively, to the father of Peter C. Georgiopoulos. As of June 30, 2015, a balance remains outstanding of approximately $2,000. No balances remain outstanding as of December 31, 2014.

During the six months ended June 30, 2015 and 2014, we provided business, travel and entertainment services to Genco Shipping & Trading Limited, or “Genco,” and Genco incurred costs relating thereto totaling approximately $53,000 and $49,000, respectively. Genco is an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is chairman of Genco’s board of directors. As of June 30, 2015 and December 31, 2014, a balance of approximately $8,000 and $53,000, respectively, remains outstanding.

During the six months ended June 30, 2015 and 2014, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced approximately $0 and $72,000, respectively, based on actual time spent by the employees. As of June 30, 2015 and December 31, 2014, a balance of approximately $0 and $12,000, respectively, remains outstanding.

During the six months ended June 30, 2015 and 2014, Aegean Marine Petroleum Network, Inc., or “Aegean,” supplied bunkers and lubricating oils to our vessels aggregating approximately $4.2 million and $5.7 million, respectively. As of June 30, 2015 and December 31, 2014, a balance of approximately $1,860,000 and $560,000, respectively, remains outstanding. Peter Georgiopoulos, our Chief Executive Officer and Chairman of our Board of Directors, is the chairman of Aegean’s board of directors and John Tavlarios, our Chief Operating Officer, is on the board of directors of Aegean. As of June 30, 2015 and December 31, 2014, a balance of approximately $0 and $317,000, respectively, remains outstanding. In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the six months ended June 30, 2015 and 2014, for approximately $103,000 and $103,000, respectively. As of June 30, 2015 and December 31, 2014, a balance of approximately $1,000 and $5,000 respectively, remains outstanding.

Effective as of April 1, 2014, we subleased a portion of our office space at 299 Park Avenue, 2nd floor, New York, NY 10171 to Chemical Transportation Group, Inc. for rent of $5,000 per month, payable at the start of each month. Peter C. Georgiopoulos is chairman of the board of directors of Chemical Transportation Group, Inc. Rent for the six months ended June 30, 2015 and 2014 amounted to $30,000 and $0, respectively. As of June 30, 2015 and December 31, 2014, no balance remains outstanding.

In June 2014, the following funds managed by Monarch Alternative Capital LP sold approximately $7,440,999.36 in face amount of our long term debt in the secondary market. Those funds include Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, Monarch Cayman Fund Limited, Monarch Capital Master Partners II-A LP, Monarch Capital Master Partners II LP, Monarch Alternative Solutions Master Fund Ltd, and P Monarch Recovery Ltd. The debt was obtained in connection with our emergence from bankruptcy in May 2012. One member of our Board is associated with or an employee of Monarch Alternative Capital LP.

From August to December 2013, the rights to receive an aggregate amount of $20.4 million owed by us pursuant to bunker supply contracts with certain third-party vendors were assigned by such third-party vendors to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One current member of our Board is an employee of and/or associated with Oaktree Capital Management, L.P. and three members of our Board prior to the consummation of the 2015 merger were employees of and/or associated with Oaktree Capital Management, L.P. We refer to these assigned rights as the “assigned bunker receivables.” The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $972,000 for the six months ended June 30, 2015, and $1.8 million for the six months ended June 30, 2014, and these amounts are included in voyage expenses on consolidated statement of operations. As of June 30, 2015 and December 31, 2014, a balance due to Oaktree Principal

Bunker Holdings Ltd. of $0 and $14.3 million, remains outstanding, and is included in accounts payable and accrued expenses on our consolidated balance sheets. In April 2015, the assigned bunker receivables were fully repaid.

We purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $4.7 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. A payable balance due to Integr8 Fuels Inc. of $0 and approximately $82,000 remains outstanding on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Board Designees

In connection with our emergence from bankruptcy in May 2012 Oaktree designated five persons to our board of directors. In February 2013, in connection with BlueMountain’s investment in us in December 2012, BlueMountain designated an additional director. In January 2014, Aurora, and Twin Haven each designated an additional director and in March 2014, BlackRock designated a ninth director, in each case, in connection with such entities’ respective investments in the Company in December 2013. These directors were each designated pursuant to Board designation rights provided in agreements in effect prior to the consummation of the 2015 merger. Upon the consummation of the 2015 merger on May 7, 2015, the pre-merger shareholders agreement was terminated and replaced by the 2015 shareholders agreement described above under “—2015 Merger Related Transactions—2015 Shareholders Agreement” pursuant to which a seven member board was elected. Under the 2015 shareholders agreement, each of Aurora, Avenue, BlueMountain, Monarch and Oaktree were given the right to designate a director to the Board. Messrs. Georgiopoulos and Busch were also appointed to the Board pursuant to the 2015 shareholders agreement. The shareholders party to the 2015 shareholders agreement are obligated to vote their shares to support the election of these designees.  The 2015 shareholders agreement terminated upon consummation of our initial public offering.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies.

Revenue and Expense Recognition.  Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

Spot Market Voyage Charters. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At June 30, 2015 and December 31, 2014, we had a reserve of approximately $3,718,000 and $2,100,000, respectively, against our due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

Time Charters. Revenue from time charters is recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. We believe that there may be unasserted claims relating to our time charters of $380,000 and $1,455,000 as of June 30, 2015 and December 31, 2014, respectively, for which we have reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

Pool Revenues. Pool revenue is determined in accordance with the profit sharing terms specified within each pool agreement. In particular, the pool manager aggregates the revenues and expenses of all of the pool participants and distributes the net earnings to participants based on the following allocation key:

•                  The pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and construction characteristics are taken into consideration); and

•                  The number of days the vessel participated in the pool in the period.

Vessels are chartered into the pool and receive net time charter revenue in accordance with the pool agreement. The time charter revenue is variable depending upon the net result of the pool and the pool points and trading days for each vessel. The pool enters into voyage and time charters with external parties for which it receives freight and related revenue. It also incurs voyage costs such as bunkers, port costs and commissions. At the end of each period, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net revenue to the participants based on the results of the pool and the allocation key. We recognize net pool revenue on a monthly basis, when the vessel has participated in a pool during the period and the amount of pool revenue for the month can be estimated reliably.

Charterhire Expense. Charterhire expense is the amount we pay the vessel owner for time chartered-in vessel. The amount is usually for a fixed period of time at charter rates that are generally fixed, but may contain a variable component based on inflation, interest rates, profit sharing, or current market rates. The vessel’s owner is responsible for crewing and other vessel operating costs. Charterhire expense is recognized ratably over the charterhire period.

Allowance for Doubtful Accounts.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our freight and demurrage revenues based upon our historical record of collecting these amounts. As of June 30, 2015, we provided a general reserve based on aging of these claims, in addition to specific reserves on certain long-aged or doubtful receivables, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience changes, such reserve would increase or decrease accordingly.

In addition, certain of our time charter contracts contain speed and fuel consumption provisions. We have a reserve for potential claims, which is based on the amount of cumulative time charter revenue recognized under these contracts which we estimate may need to be repaid to the charterer due to failure to meet these speed and fuel consumption provisions.

Vessels and Depreciation.  Vessels, net is stated at cost, adjusted to fair value pursuant to fresh-start reporting, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard.

Depreciation is based on cost, adjusted to fair value pursuant to fresh-start reporting, less the estimated residual scrap value. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Leasehold improvements are depreciated over the shorter of the life of the assets (10 years) or the remaining term of the lease.

Effective January 1, 2015, the Company increased the estimated residual scrap value of the vessels from $265/LWT to $325/LWT prospectively based on the 15-year average scrap value of steel. The change in the estimated residual scrap value will result in a decrease in depreciation expense over the remaining lives of the vessel assets.

The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired as discussed below under “—Impairment of long-lived assets.”

Pursuant to our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2015. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under our senior secured credit facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2015. The most recent compliance testing date was August 3, 2015 under our senior secured credit facilities. None of our 25 owned vessels’ carrying value at June 30, 2015 exceeded the valuation of such vessel received for covenant compliance purposes.

Vessels	Year Built	Year Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$25,323
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	$19,988
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	$20,112
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	$35,867
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	$17,044
Genmar Kara G	2007	2007	$38,897
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	$17,227
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	$41,992
Gener8 George T (f/k/a Genmar George T)	2007	2007	$39,059
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	$56,671
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	$56,747
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	$18,980
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	$16,844
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	$34,138
Genmar Zeus	2010	2010	$72,431
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	$38,809
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	$48,644
Genmar Compatriot	2004	2008	$16,332
Genmar Companion	2004	2008	$16,464
Gener8 Consul (f/k/a Genmar Consul)	2004	2008	$16,353
Genmar Vision	2001	2008	$31,374
Genmar Victory	2001	2008	$31,365
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	$16,676
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	$16,846
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	$51,389

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

Vessels under construction. Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended June 30, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $4.1 million and $2.4 million, respectively. During the six months ended June 30, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $11.5 million (of which $7.1 million was paid in cash and $4.4 million has not been paid) and $2.4 million, respectively.

Deferred Drydock Costs.  Our vessels are required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We defer costs associated with drydocks as they occur and amortize these costs on a straight line basis over the estimated period between drydocks.

Impairment of Long-Lived Assets.  We follow FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets including consideration of estimated future freight rates, vessel utilization, vessel operating costs and other factors. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. We estimate fair value primarily through the use of third-party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs and the use of a fleet utilization rate based on our historical average, are included in this analysis.

Goodwill.  We follow the provisions of FASB ASC 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of June 30, 2015 and December 31, 2014 was $27,131. It was determined that there was no indicator of goodwill impairment during the six months ended June 30, 2015 and 2014.

Deferred Financing Costs, Net. Deferred financing costs include origination fees and amendment fees paid to the banks associated with securing new loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization for the three months ended June 30, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively. Amortization for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.4 million, respectively. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $1.4 million and $0.9 million, respectively.

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

Warrants. We calculate the fair value of warrants utilizing a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model are applied. The model projects future share prices based on a risk-neutral framework. The parameters used include inception date, share price, subscription price, lifetime, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance.

Share-Based Compensation—Stock Options. We calculate the fair value of stock options utilizing the Black-Scholes option pricing model. The parameters used include grant date, share price, exercise price, risk-free interest rate, expected option life, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance over the vesting period of the option.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or “ASU 2014-09,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of this standard update on our condensed consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (a “VIE”), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. This standard will be effective for annual reporting periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We are evaluating the potential impact of this standard update on our condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. We are evaluating the potential impact of this standard update on its condensed consolidated financial statements.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2015 and December 31, 2014, we had $656.2 million of floating rate debt with a margin over LIBOR of 4%. As of June 30, 2015 and December 31, 2014, we were not party to any interest rate swaps.

A 100 basis point (one percent) increase in LIBOR would have increased interest expense on our outstanding floating rate indebtedness, amounting to $656.2 million as of June 30, 2015 and December 31, 2014, that was not hedged by approximately $3.3 million for the six months ended June 30, 2015.

Our expected entry into the Export Credit Facilities is expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by our refinancing of our senior secured credit facilities and entry into the Refinancing Facility with a principal amount less than the aggregate principal amount outstanding under our senior secured credit facilities.

Foreign Exchange Rate Risk.  The international tanker industry’s functional currency is the U.S. Dollar. Virtually all of our revenues and most of our operating costs are in U.S. Dollars. We incur certain operating expenses, drydocking, and overhead costs in foreign currencies, the most significant of which is the Euro, as well as British Pounds, Japanese Yen, Singapore Dollars, Australian Dollars and Norwegian Kroner.

During the six months ended June 30, 2015, approximately 0.1% of our direct vessel operating expenses was denominated in foreign currencies. The potential additional expense from a 10% adverse change in quoted foreign currency exchange rates, as it relates to all of these currencies, would have been approximately $3,000 for the six months ended June 30, 2015.

As discussed under Note 14 to the financial statements for the six months ended June 30, 2015 and 2014 included in Part I, Item I of this quarterly report, we concluded the closure of our Portugal office in August 2015. We are in the process of closing our other offices outside the U.S. and expect these closures to be complete prior to September 30, 2015.

Commodity Risk.  Fuel costs represent the largest component of our voyage expenses. An increase in the price of fuel may adversely affect our profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo-political developments, supply and demand for oil and gas, actions by members of OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations. We do not currently hedge our fuel costs; thus an increase in the price of fuel may adversely affect our profitability and cash flows.

During the six months ended June 30, 2015, fuel costs amounted to approximately 62.4% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $5.2 million for the six months ended June 30, 2015.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Genmar Progress

In August 2007, an oil sheen was discovered and reported by shipboard personnel in the vicinity of the Genmar Progress, in Guayanilla Bay, Puerto Rico. Subsequently, the U.S. Coast Guard formally designated the Genmar Progress as a source of the pollution incident. In October 2010, the United States, GMR Progress, LLC, and General Maritime Management (Portugal) L.d.A. executed a Joint Stipulation and Settlement Agreement. Pursuant to the terms of this agreement, the United States agreed to accept $6,273,000 in full satisfaction of oil spill response costs of the Coast Guard and certain natural damage assessment costs incurred through the date of settlement. The settlement had been paid in full by the vessel’s protection & indemnity underwriters.

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4,940,000 for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7,851,468, consisting of $848,396 for loss of beach use, $4,905,959 for injuries to mangroves, sea grass and coral, $83,090 for uncompensated damage assessment costs and $2,014,023 for a 35% contingency for monitoring and oversight. This claim is disputed and has been reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

General

From time to time in the future we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. While we expect that these claims would be covered by our existing insurance policies, those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. We have not been involved in any legal proceedings which may have, or have had, a significant effect on our financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, operating results or liquidity or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2015 Merger

On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly-owned subsidiaries), Navig8 and each of the equityholders’ representatives named therein entered into an Agreement and Plan of Merger, pursuant to which former Navig8 shareholders received shares of our common stock. See “Item I, Part II—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions—Agreement and Plan of Merger” for further information.

The issuance of such shares of our common stock is in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under Regulation D under the Securities Act, based on our determination that the shares of the Company were only offered to “accredited investors” as defined in Rule 501 under the Securities Act. The former Navig8 shareholders who received common shares represented to us that they were “accredited investors,” as defined in Regulation D promulgated under the Securities Act, and agreed that the shares could not be sold in the absence of an effective registration statement or an exemption from registration. We did not engage in a general solicitation or advertising with respect to the issuance of such securities and did not offer any securities to the general public in connection with such issuance.

2015 Equity Purchase Agreement

On February 24, 2015, we entered into an equity purchase agreement with Navig8, Avenue, BlackRock, BlueMountain, Monarch, Oaktree, Twin Haven and/or their respective affiliates. We refer to this agreement as the “2015 equity purchase agreement.” In April 2015, certain other accredited investors became parties to the 2015 equity purchase agreement through the execution of joinders thereto. We refer to both the original and subsequent signatories to the 2015 equity purchase agreement as the “2015 commitment parties.” Pursuant to the terms of the 2015 equity purchase agreement, we issued 483,970 shares of our common stock to the 2015 commitment parties as a commitment premium upon the closing of the merger as consideration for their purchase commitments. See “Item I, Part II—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions —2015 Merger Related Transactions—Equity Purchase Agreement” for further information.

We issued these shares to the 2015 commitment parties in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under Regulation D under the Securities Act, based on our determination that the shares of the Company were only offered to “accredited investors” as defined in Rule 501 under the Securities Act. The 2015 commitment parties who received common shares represented to us that they were “accredited investors,” as defined in Regulation D promulgated under the Securities Act, and agreed that the shares could not be sold in the absence of an effective registration statement or an exemption from registration. We did not engage in a general solicitation or advertising with respect to the issuance of such securities and did not offer any securities to the general public in connection with such issuance.

2015 Navig8 Warrant Agreement

In connection with the 2015 merger we entered into an amended and restated warrant agreement with Navig8 Limited. We refer to this agreement as the “2015 Navig8 warrant agreement” and to Navig8 Limited or the subsequent transferee as the “2015 Navig8 warrantholder.” Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had prior to the 2015 merger provided the 2015 Navig8 warrantholder the right to purchase 1,600,000 shares of Navig8 common stock at $10 per share were converted into warrants entitling the 2015 Navig8 warrantholder to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. We refer to these warrants as the “2015 warrants.” The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon our common shares reaching the following trading thresholds after an initial public offering: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume-weighted average price of our shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2 million.

The issuance of the 2015 warrants, as described above, was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. We determined that the 2015 Navig8 warrantholder was an “accredited investor,” as defined in Regulation D promulgated under the Securities Act, and the 2015 Navig8 warrantholder agreed that the 2015 warrants could not be sold in the absence of an effective registration statement or an exemption from registration. We did not engage in a general solicitation or advertising with respect to the entry into the 2015 Navig8 Warrant Agreement and did not offer any securities to the general public in connection with such agreement.

Navig8 Stock Options

Pursuant to the 2015 merger agreement, we agreed to convert any outstanding option to acquire Navig8 common stock into an option to acquire the number of shares of our common stock equal to the product obtained by multiplying (i) the number of shares of Navig8 common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by

(B) 0.8947. We also agreed to treat the option agreement between Navig8 and the option holder as exercisable through July 8, 2017. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares at $13.50 per share; this option, which we refer to as the “2015 option” was converted into an option to purchase 13,420 of our common shares at an exercise price of $15.088 per share.

The issuance of the 2015 option, as described above, was made in reliance on the “no-sale theory” and/or the exemption from registration afforded by Section 4(a)(2) of the Securities Act. We determined that the holder of the 2015 option was an “accredited investor” as defined in Regulation D promulgated under the Securities Act and such holder agreed that the 2015 option could not be sold in the absence of an effective registration statement or an exemption from registration. We did not engage in a general solicitation or advertising with respect to the conversion of this option and did not offer any securities to the general public in connection with such conversion.

Initial Public Offering

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares of our common stock. On July 17, 2015, as a result of the exercise by the underwriters of their over-allotment option granted to them in connection with the IPO, we sold an additional 1,882,223 shares of our common stock. The shares were sold at an initial offering price of $14.00 per share, resulting in aggregate gross proceeds of $$236,352,122 and generating aggregate net proceeds of approximately $215 million after deducting underwriting commissions and other estimated expenses of $21.4 million. The shares sold in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-204402), which was declared effective by the SEC on June 24, 2015. Citigroup Global Markets Inc., UBS Securities LLC, Jefferies LLC and Evercore Group L.L.C. acted as joint book-running managers for the proposed offering. DNB Markets Inc. and Skandinaviska Enskilda Banken AB (publ) acted as senior co-managers. DVB Capital Markets LLC, ABN AMRO Securities (USA) LLC, Axia Capital Markets, LLC and Pareto Securities AS acted as co-managers.

We intend to use the proceeds of this offering to repay approximately $87 million of the indebtedness owed under our senior secured credit facilities and for general corporate purposes, including the potential payment of a portion of the installment payments due under the shipbuilding contracts for our VLCC newbuildings. Our management also has the discretion to apply some or all of these proceeds for purposes of vessel acquisition or for general corporate purposes, including the redemption of a portion of our senior notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015. Oaktree may be deemed an affiliate of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Gener8 Maritime, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

3.2	Bylaws of Gener8 Maritime, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)
10.1

Gener8 Maritime, Inc. 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.2

Shareholders’ Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.3

Second Amended and Restated Registration Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.4

Third Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation, Arlington Tankers Ltd., Various Lenders and Nordea Bank Finland PLC, New York Branch, as amended (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.5

Second Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, Arlington Tankers, Ltd., General Maritime Subsidiary II Corporation, Various Lenders and Nordea Bank Finland PLC, New York Branch, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.6

Amendment No. 3 to the Note and Guarantee Agreement, dated as of April 30, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.7	Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”)
10.8

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (incorporated by reference to Exhibit 10.126 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.9

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI

10.10

Amendment, dated as of May 7, 2015, to that certain Common Stock Subscription Agreement, dated as of November 1, 2012, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., BlueMountain Credit Alternatives Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., BlueMountain Kicking Horse Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., BlueMountain Timberline Ltd., BlueMountain Long/Short Credit and Distressed Reflection Fund p.l.c., BlueMountain Long Short Grassmoor Fund Ltd. and BlueMountain Distressed Master Fund L.P.

10.11

Amendment, dated as of May 7, 2015, to that certain Amended and Restated Common Stock Subscription Agreement, dated as of December 12, 2013, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., Aurora Resurgence Fund II LP and certain other shareholders of General Maritime Corporation

10.12

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC

10.13

Amendment, dated as of May 7, 2015, Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P.

10.14	Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P.

10.15

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P.

10.16

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc.

10.17

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P.

10.18

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Co-Investors LLC

10.19

Letter of Intent, dated as of May 6, 2015, by and between Korea Trade Insurance Corporation and Citibank NA, London Branch (incorporated by reference to Exhibit 10.149 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.20

Letter of Interest, dated as of May 4, 2015, by and between The Export-Import Bank of Korea and Gener8 Maritime, Inc. (incorporated by reference to Exhibit 10.150 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.21

Letter of Interest for Buyer’s Credit Insurance, dated as of May 8, 2015, by and between China Export & Credit Insurance Corporation and Citibank NA (incorporated by reference to Exhibit 10.151 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.22	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”)
10.23	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”)
10.24

Commitment Letter, dated as of June 12, 2015, by and among Nordea Bank Finland plc, New York Branch, Citibank, N.A., DNB Markets, Inc., DNB Capital LLC, DVB Bank SE, Skandinaviska Enskilda Banken AB (publ) and Gener8 Maritime, Inc. (incorporated by reference to Exhibit 10.154 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.25

Variation Agreement, dated as of June 12, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (incorporated by reference to Exhibit 10.155 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.26

Disclosure Letter Agreement, dated June 12, 2015, by and among Gener8 Maritime, Inc., Navig8 Limited, VL8 Pool Inc., V8 Pool Inc., VL8 Management Inc. and Navig8 Asia Pte Ltd (incorporated by reference to Exhibit 10.156 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.27

Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime, Inc. and Peter C. Georgiopoulos (incorporated by reference to Exhibit 10.157 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.28

Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime, Inc. and Sean Bradley (incorporated by reference to Exhibit 10.158 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.29

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and Leonard J. Vrondissis (incorporated by reference to Exhibit 10.159 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.30

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and John P. Tavlarios (incorporated by reference to Exhibit 10.160 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.31

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and Milton H. Gonzales (incorporated by reference to Exhibit 10.161 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.32

Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.162 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.33	Amendment and Novation Agreement to Stock Option Grant Agreement, dated as of May 7, 2015, by and among Navig8 Crude Tankers Inc., General Maritime Corporation and L. Spencer Wells

10.34

Third Agreement to Extend, dated April 16, 2015, that certain Equity Purchase Agreement, dated February 24, 2015, by and among General Maritime Corp., Navig8 Crude Tankers, Inc. and each of the Commitment Parties thereto

10.35

Corporate Administration Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Asia Pte Ltd, as amended (incorporated by reference to Exhibit 10.111 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.36

Joinder Agreement to Commitment Letter and Arrangement Fee Letter, dated as of July 27, 2015, from ABN Amro Capital USA LLC and NIBC Bank N.V. to Gener8 Maritime, Inc. and the other parties named therein

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015)
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENER8 MARITIME, INC.

Date: August 14, 2015	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of Gener8 Maritime, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

3.2	Bylaws of Gener8 Maritime, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)
10.1

Gener8 Maritime, Inc. 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.2

Shareholders’ Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.3

Second Amended and Restated Registration Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.4

Third Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation, Arlington Tankers Ltd., Various Lenders and Nordea Bank Finland PLC, New York Branch, as amended (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.5

Second Amended and Restated Credit Agreement, dated as of May 17, 2012, by and among General Maritime Corporation, General Maritime Subsidiary Corporation, Arlington Tankers, Ltd., General Maritime Subsidiary II Corporation, Various Lenders and Nordea Bank Finland PLC, New York Branch, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.6

Amendment No. 3 to the Note and Guarantee Agreement, dated as of April 30, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.7	Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”)
10.8

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (incorporated by reference to Exhibit 10.126 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.9

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI

10.10

Amendment, dated as of May 7, 2015, to that certain Common Stock Subscription Agreement, dated as of November 1, 2012, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., BlueMountain Credit Alternatives Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., BlueMountain Kicking Horse Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., BlueMountain Timberline Ltd., BlueMountain Long/Short Credit and Distressed Reflection Fund p.l.c., BlueMountain Long Short Grassmoor Fund Ltd. and BlueMountain Distressed Master Fund L.P.

10.11

Amendment, dated as of May 7, 2015, to that certain Amended and Restated Common Stock Subscription Agreement, dated as of December 12, 2013, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., Aurora Resurgence Fund II LP and certain other shareholders of General Maritime Corporation

10.12

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC

10.13

Amendment, dated as of May 7, 2015, Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P.

10.14	Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P.
10.15

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P.

10.16

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc.

10.17

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P.

10.18

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Co-Investors LLC

10.19

Letter of Intent, dated as of May 6, 2015, by and between Korea Trade Insurance Corporation and Citibank NA, London Branch (incorporated by reference to Exhibit 10.149 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.20

Letter of Interest, dated as of May 4, 2015, by and between The Export-Import Bank of Korea and Gener8 Maritime, Inc. (incorporated by reference to Exhibit 10.150 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.21

Letter of Interest for Buyer’s Credit Insurance, dated as of May 8, 2015, by and between China Export & Credit Insurance Corporation and Citibank NA (incorporated by reference to Exhibit 10.151 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 8, 2015)

10.22	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”)
10.23	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”)
10.24

Commitment Letter, dated as of June 12, 2015, by and among Nordea Bank Finland plc, New York Branch, Citibank, N.A., DNB Markets, Inc., DNB Capital LLC, DVB Bank SE, Skandinaviska Enskilda Banken AB (publ) and Gener8 Maritime, Inc. (incorporated by reference to Exhibit 10.154 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.25

Variation Agreement, dated as of June 12, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (incorporated by reference to Exhibit 10.155 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.26

Disclosure Letter Agreement, dated June 12, 2015, by and among Gener8 Maritime, Inc., Navig8 Limited, VL8 Pool Inc., V8 Pool Inc., VL8 Management Inc. and Navig8 Asia Pte Ltd (incorporated by reference to Exhibit 10.156 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 15, 2015)

10.27

Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime, Inc. and Peter C. Georgiopoulos (incorporated by reference to Exhibit 10.157 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.28

Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime, Inc. and Sean Bradley (incorporated by reference to Exhibit 10.158 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.29

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and Leonard J. Vrondissis (incorporated by reference to Exhibit 10.159 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.30

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and John P. Tavlarios (incorporated by reference to Exhibit 10.160 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.31

Amendment to the Employment Agreement, dated as of June 22, 2015, by and between Gener8 Maritime Corporation and Milton H. Gonzales (incorporated by reference to Exhibit 10.161 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.32

Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.162 to the Company’s Registration Statement on Form S-1/A (No. 333-204402) filed on June 22, 2015)

10.33	Amendment and Novation Agreement to Stock Option Grant Agreement, dated as of May 7, 2015, by and among Navig8 Crude Tankers Inc., General Maritime Corporation and L. Spencer Wells
10.34

Third Agreement to Extend, dated April 16, 2015, that certain Equity Purchase Agreement, dated February 24, 2015, by and among General Maritime Corp., Navig8 Crude Tankers, Inc. and each of the Commitment Parties thereto

10.35

Corporate Administration Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Asia Pte Ltd, as amended (incorporated by reference to Exhibit 10.111 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.36

Joinder Agreement to Commitment Letter and Arrangement Fee Letter, dated as of July 27, 2015, from ABN Amro Capital USA LLC and NIBC Bank N.V. to Gener8 Maritime, Inc. and the other parties named therein

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
99.1	Section 13(r) Disclosure (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015)
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished herewith.