Form 10-Q/A
period 2015-06-30
Gener8 Maritime, Inc.
filed 2015-08-25
CIK 1443799

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Gener8 Maritime Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as an exhibit-only filing solely to (i) file with the Form 10-Q, as Exhibit 99.1, the text of Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015, which had previously been incorporated by reference and (ii) amend and restate the list of exhibits set forth in Item 6 of Part II of this report. Oaktree may be deemed an affiliate of the Company. Included in this filing are (1) the complete text of Item 6 of Part II, including the list of exhibits, (2) the signature page, (3) Exhibit 99.1 and (4) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been executed and filed as of the date of the Amendment as Exhibits 31.3 and 31.4, respectively.

With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 has been supplemented, updated or amended.

2

PART II: OTHER INFORMATION

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

10.7*	Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”)
10.8

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (incorporated by reference to Exhibit 10.126 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.9*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI

10.10*

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

10.11*

Amendment, dated as of May 7, 2015, to that certain Amended and Restated Common Stock Subscription Agreement, dated as of December 12, 2013, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., Aurora Resurgence Fund II LP and certain other shareholders of General Maritime Corporation

10.12*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC

10.13*

Amendment, dated as of May 7, 2015, Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P.

10.14*	Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P.
10.15*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P.

10.16*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc.

10.17*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P.

10.18*

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

10.22*	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”)
10.23*	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”)
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

10.33*	Amendment and Novation Agreement to Stock Option Grant Agreement, dated as of May 7, 2015, by and among Navig8 Crude Tankers Inc., General Maritime Corporation and L. Spencer Wells
10.34*

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

10.36*

Joinder Agreement to Commitment Letter and Arrangement Fee Letter, dated as of July 27, 2015, from ABN Amro Capital USA LLC and NIBC Bank N.V. to Gener8 Maritime, Inc. and the other parties named therein

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
99.1	Section 13(r) Disclosure: Text of Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015
101*

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
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*  Filed or furnished with the original filing of this Quarterly Report on Form 10-Q on August 14, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENER8 MARITIME, INC.

Date: August 25, 2015	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
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

10.7*	Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”)
10.8

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (incorporated by reference to Exhibit 10.126 to the Company’s Registration Statement on Form S-1 (No. 333-204402) filed on May 22, 2015)

10.9*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI

10.10*

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

10.11*

Amendment, dated as of May 7, 2015, to that certain Amended and Restated Common Stock Subscription Agreement, dated as of December 12, 2013, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P., Aurora Resurgence Fund II LP and certain other shareholders of General Maritime Corporation

10.12*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC

10.13*

Amendment, dated as of May 7, 2015, Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P.

10.14*	Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P.
10.15*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P.

10.16*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc.

10.17*

Amendment, dated as of May 7, 2015, to that certain Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P.

10.18*

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

10.22*	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”)
10.23*	Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”)
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

10.33*	Amendment and Novation Agreement to Stock Option Grant Agreement, dated as of May 7, 2015, by and among Navig8 Crude Tankers Inc., General Maritime Corporation and L. Spencer Wells
10.34*

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

10.36*

Joinder Agreement to Commitment Letter and Arrangement Fee Letter, dated as of July 27, 2015, from ABN Amro Capital USA LLC and NIBC Bank N.V. to Gener8 Maritime, Inc. and the other parties named therein

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
99.1	Section 13(r) Disclosure: Text of Exhibit 99.1 to the Quarterly Report on Form 10-Q of Oaktree Capital Group, LLC (No. 001-35500) filed on August 6, 2015
101*

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
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*  Filed or furnished with the original filing of this Quarterly Report on Form 10-Q on August 14, 2015