Form 10-Q
period 2015-09-30
Gener8 Maritime, Inc.
filed 2015-11-13
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 9, 2015:

Common Stock, par value $0.01 per share 82,105,376 shares

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,598	$147,303
Restricted cash	—	660
Due from charterers, net	22,502	50,007
Due from Navig8 pools, net	21,371	—
Prepaid expenses and other current assets	19,678	32,692
Total current assets	308,149	230,662

NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $138,626 and $109,235, respectively	895,414	814,528
Vessels under construction	809,490	257,581
Other fixed assets, net	4,150	2,985
Deferred drydock costs, net	18,401	14,361
Deferred financing costs, net	32,045	1,805
Working capital at Navig8 pools	22,000	—
Restricted cash	1,424	—
Goodwill	27,131	27,131
Other assets	7,044	11,872
Total noncurrent assets	1,817,099	1,130,263
TOTAL ASSETS	$2,125,248	$1,360,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$121,248	$—
Accounts payable and accrued expenses	32,642	52,770
Total current liabilities	153,890	52,770
NONCURRENT LIABILITIES:
Long-term debt	669,426	790,835
Other noncurrent liabilities	297	171
Total noncurrent liabilities	669,723	791,006
TOTAL LIABILITIES	823,613	843,776
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
New common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,105,376 shares at September 30, 2015	821	—
Class A common stock, $0.01 par value per share; authorized 50,000,000 shares; issued and outstanding 11,270,196 shares at December 31, 2014	—	113
Class B common stock, $0.01 par value per share; authorized 30,000,000 shares; issued and outstanding 22,002,998 shares at December 31, 2014	—	220
New preferred stock, $0.01 par value per share; authorized 25,000,000 shares; issued and outstanding 0 shares at September 30, 2015	—	—
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2014	—	—
Paid-in capital	1,509,098	809,477
Accumulated deficit	(208,942)	(292,990)
Accumulated other comprehensive income	658	329
Total shareholders’ equity	1,301,635	517,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,125,248	$1,360,925

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014

VOYAGE REVENUES:
Time charter revenues	$6,932	$3,655
Spot charter revenues	26,358	89,318
Navig8 pool revenues	56,001	—

Total voyage revenues	89,291	92,973

OPERATING EXPENSES:
Voyage expenses	10,527	61,186
Direct vessel operating expenses	20,539	20,866
Navig8 charterhire expenses	4,688	—
General and administrative	8,200	5,044
Depreciation and amortization	11,600	11,665
Loss on disposal of vessel equipment	101	274
Closing of Portugal office	146	536

Total operating expenses	55,801	99,571

OPERATING INCOME (LOSS)	33,490	(6,598)

OTHER EXPENSES:
Interest expense, net	(193)	(7,816)

Other income (expense), net	(69)	132
Total other expenses	(262)	(7,684)
NET INCOME (LOSS)	$33,228	$(14,282)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.41	$(0.43)
Diluted	$0.40	$(0.43)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

VOYAGE REVENUES:
Time charter revenues	$21,648	$7,818
Spot charter revenues	245,312	291,762
Navig8 pool revenues	60,213	—

Total voyage revenues	327,173	299,580

OPERATING EXPENSES:
Voyage expenses	93,203	188,061
Direct vessel operating expenses	62,583	64,061
Navig8 charterhire expenses	7,287	—
General and administrative	28,144	16,817
Depreciation and amortization	33,610	34,341
Goodwill impairment	—	1,249
Loss on disposal of vessels and vessel equipment	248	8,309
Closing of Portugal office	507	4,757

Total operating expenses	225,582	317,595

OPERATING INCOME (LOSS)	101,591	(18,015)

OTHER EXPENSES:
Interest expense, net	(11,133)	(22,090)
Other financing costs	(6,040)	—
Other expense, net	(370)	—
Total other expenses	(17,543)	(22,090)
NET INCOME (LOSS)	$84,048	$(40,105)

INCOME (LOSS) PER COMMON SHARE:
Basic	$1.50	$(1.36)
Diluted	$1.49	$(1.36)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	For the Three Months Ended September 30,
	2015	2014

Net income (loss)	$33,228	$(14,282)
Other comprehensive income (loss):
Foreign currency translation adjustments	39	(156)
Total other comprehensive income (loss)	39	(156)

Comprehensive income (loss)	$33,267	$(14,438)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

Net income (loss)	$84,048	$(40,105)
Other comprehensive income:
Foreign currency translation adjustments	329	(26)
Total other comprehensive income	329	(26)

Comprehensive income (loss)	$84,377	$(40,131)

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common Stock	Preferred Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance as of January 1, 2015	$333	$—	$809,477	$(292,990)	$329	$517,149
Net income				84,048		84,048
Foreign currency translation adjustments					329	329
Issuance of 31,465,989 shares of common stock to acquire 2015 Acquired VLCC Newbuildings	314		464,282			464,596
Issuance of 483,970 shares of common stock for share purchase commitment	5		6,035			6,040
Issuance of 15,000,000 shares of common stock for initial public offering	150		189,657			189,807
Issuance of 1,882,223 shares of common stock for exercise of over-allotment option	19		24,619			24,638
Stock based compensation			11,647			11,647
Issuance of 2015 warrants			3,381			3,381

Balance as of September 30, 2015	$821	$—	$1,509,098	$(208,942)	$658	$1,301,635

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$84,048	$(40,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Loss on disposal of vessels and vessel equipment	248	8,309
Goodwill impairment	—	1,249
Payment-in-kind interest expense	3,883	4,533
Depreciation and amortization	33,610	34,341
Amortization of fair value of related-party chartered-in vessel	1,593	—
Amortization of deferred financing costs	946	546
Write-off of commitment premium shares	6,040	—
Stock-based compensation expense	11,647	968
Provision for bad debts	3,116	393
Changes in assets and liabilities:
(Increase) decrease in due from charterers	24,389	(2,763)
Increase in due from Navig8 pools	(19,494)	—
Decrease in prepaid expenses and other current and noncurrent assets	21,682	8,210
Increase in working capital at Navig8 pools	(22,000)	—
Decrease in accounts payable and other current and noncurrent liabilities	(29,683)	(16,280)
Increase in deferred voyage revenue	—	623
Deferred drydock costs incurred	(7,577)	(10,348)
Net cash provided by (used in) operating activities	112,448	(10,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of Acquired VLCC Newbuildings	(187,929)	(229,562)
Payment of professional fees for 2015 merger	(10,295)	—
Payment of capitalized interest	(13,794)	(4,401)
Proceeds from sale of vessels	—	22,703
Cash at Navig8 Crude upon merger	28,875	—
Deposit of cash merger consideration	(1,187)	—
Restricted cash	(764)	—
Purchase of vessel improvements and other fixed assets	(2,763)	(4,118)

Net cash used in investing activities	(187,857)	(215,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Senior Notes	—	125,020
Borrowings under Refinancing Facility	581,000
Borrowings under Korean Export Credit Facility	62,920
Repayments of $508M credit facility	(414,680)	(21,371)
Repayments of $273M credit facility	(241,581)
Proceeds from issuance of common stock	236,351	197,743
Payment of underwriters’ commission	(15,363)	—
Payment of stock issuance costs	(6,470)	(1,503)
Deferred financing costs paid	(29,802)	(355)
Net cash provided by financing activities	172,375	299,534

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	329	159
NET INCREASE IN CASH AND CASH EQUIVALENTS	97,295	73,991
CASH AND CASH EQUIVALENTS, beginning of period	147,303	97,707
CASH AND CASH EQUIVALENTS, end of period	$244,598	$171,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$6,456	$17,362

See Note 3 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER DAY, PER SHARE DATA, OR OTHERWISE STATED)

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at September 30, 2015 consisted of twenty six tankers in operation (eight Very Large Crude Carriers (“VLCCs”), eleven Suezmax tankers, four Aframax tankers, two Panamax tankers, and one Handymax tanker) and 20 newbuilding VLCCs under construction. Additionally, pursuant to a time charter which is currently anticipated to expire in February 2016, the Company has chartered-in a VLCC vessel from a related party. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

The Company is party to certain commercial pooling arrangements. Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies (see Note 13).

On May 7, 2015, the Company consummated a merger pursuant to an agreement between Gener8 Maritime Acquisition, Inc., a wholly owned subsidiary of the Company, Navig8 Crude Tankers, Inc. and the equity holders’ representatives named therein. As a result of the merger, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) became a wholly owned subsidiary of the Company, and the Company’s name was changed from General Maritime Corporation to Gener8 Maritime, Inc. (see Note 2).

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

PRIOR PERIOD RECLASSIFICATION—The Company reclassified 2014 voyage revenues to separately present time charter voyages, spot charter voyages and pool revenues on the face of the statements of operations to conform to the presentation of the current period. There has been no change to total voyage revenues for prior periods.

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

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At September 30, 2015 and December 31, 2014, the Company has a reserve of approximately $5,113 and $2,100, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $380 and $1,455 as of September 30, 2015 and December 31, 2014, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

POOL REVENUES. Pool revenue is determined in accordance with the terms specified within each pool agreement. In particular, the pool manager aggregates the revenues and expenses of all of the pool participants and distributes the net earnings to participants based on the following allocation key:

•                  The pool points (vessel attributes such as cargo carrying capacity, fuel consumption and construction characteristics are taken into consideration); and

•                  The number of days the vessel participated in the pool in the period.

Vessels are chartered into the pool and receive net time charter revenue in accordance with the pool agreement. The time charter revenue is variable depending upon the net result of the pool and the pool points and trading days for each vessel. The pool has the right to enter into voyage and time charters with external parties for which it receives freight and related revenue. It also incurs voyage costs such as bunkers, port costs and commissions. At the end of each period, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net revenue to the participants based on the results of the pool and the allocation key. The Company recognizes net pool revenue on a monthly basis, when the vessel has participated in a pool during the period and the amount of pool revenue for the month can be estimated reliably.

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

VESSELS, NET—Vessels, net is stated at cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. Depreciation expense of vessel assets for the three months ended September 30, 2015 and 2014 totaled $10,064 and $10,634 respectively. Depreciation expense of vessel assets for the nine months ended September 30, 2015 and 2014 totaled $29,447 and $31,874, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

Effective January 1, 2015, the Company increased the estimated residual scrap value of the vessels from $265/LWT (light weight ton) to $325/LWT prospectively based on the 15-year average scrap value of steel. The change in the estimated residual scrap value will result in a decrease in depreciation expense over the remaining lives of the vessel assets. During the three and nine months ended September 30, 2015, the effect of the increase in the estimated residual scrap value was to decrease depreciation expense and to increase net income by approximately $700 and $2,101, respectively, and to increase net income per basic and diluted common share by $0.01 and $0.04, respectively.

VESSELS UNDER CONSTRUCTION—Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended September 30, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $12,457 (of which $6,738 was paid in cash and $5,719 has not been paid) and $3,224, respectively. During the nine months ended September 30, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $23,929 (of which $13,794 was paid in cash and $10,135 has not been paid) and $5,615, respectively.

GOODWILL—The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of September 30, 2015 and December 31, 2014 was $27,131. It was determined that there was no indicator of goodwill impairment during the three and nine months ended September 30, 2015 and 2014.

IMPAIRMENT OF LONG-LIVED ASSETS—The Company follows FASB ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10-year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis. It was determined that there was no indicator of impairment for any vessel for the three and nine months ended September 30, 2015 and 2014.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry-docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight-line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, amortization was $1,355 and $792, respectively. For the nine months ended September 30, 2015 and 2014, amortization was $3,537 and $1,787, respectively. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $7,575 and $4,038, respectively.

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

DEFERRED FINANCING COSTS, NET—Deferred financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense. Amortization for the three months ended September 30, 2015 and 2014 was $508 and $191 (out of which $500 and $56 was capitalized), respectively. Amortization for the nine months ended September 30, 2015 and 2014 was $946 and $546 (out of which $734 and $103 was capitalized), respectively. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $1,870 and $924, respectively.

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

NET INTEREST EXPENSE—The Company follows the provisions of FASB ASC 835-20-30, Capitalization of Interest, to capitalize interest cost as part of the historical cost of acquiring certain assets.

The amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made. The notion of interest on borrowings as an avoidable cost does not require that the practicability of repaying individual borrowings be considered.

The amount capitalized in an accounting period is determined by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used in an accounting period are based on the rates applicable to borrowings outstanding during the period. If an entity’s financing plans associate a specific new borrowing with a qualifying asset, the entity may use the rate on that borrowing as the capitalization rate to be applied to that portion of the average accumulated expenditures for the asset that does not exceed the amount of that borrowing. If average accumulated expenditures for the asset exceed the amounts of specific new borrowings associated with the asset, the capitalization rate to be applied to such excess is a weighted average of the rates applicable to other borrowings of the entity (see Note 6).

NET INCOME (LOSS) PER SHARE—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

	Three months ended
	September 30, 2015	September 30, 2014
	New Common Stock	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$33,228	$(4,837)	$(9,445)
Denominator:
Weighted-average shares outstanding, basic	81,757,574	11,270,196	22,002,998
Basic net income (loss) per share	$0.41	$(0.43)	$(0.43)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$33,228	$(4,837)	$(9,445)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares	n/a	(9,445)	—
Allocation of net income (loss) applicable to common stock	$33,228	$(14,282)	$(9,445)
Denominator:
Weighted-average shares outstanding used in basic computation	81,757,574	11,270,196	22,002,998
Add:
Assumed conversion of Class B to Class A shares	n/a	22,002,998	—
Restricted stock units	721,891	—	—
Weighted-average shares outstanding, diluted	82,479,465	33,273,194	22,002,998
Diluted net income (loss) per share:	$0.40	$(0.43)	$(0.43)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the three months ended September 30, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 shares of new common stock were excluded from the above calculation for the three months ended September 30, 2015, because certain market based conditions have not been met. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

	Nine months ended
	September 30, 2015	September 30, 2014
	New Common Stock	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$84,048	$(15,293)	$(24,812)
Denominator:
Weighted-average shares outstanding, basic	56,206,750	11,270,196	18,285,651
Basic net income (loss) per share	$1.50	$(1.36)	$(1.36)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$84,048	$(15,293)	$(24,812)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares	n/a	(24,812)	—
Allocation of net income (loss) applicable to common stock	$84,048	$(40,105)	$(24,812)
Denominator:
Weighted-average shares outstanding used in basic computation	56,206,750	11,270,196	18,285,651
Add:
Assumed conversion of Class B to Class A shares	n/a	18,285,651	—
Restricted stock units	241,350
Weighted-average shares outstanding, diluted	56,448,100	29,555,847	18,285,651
Diluted net income (loss) per share:	$1.49	$(1.36)	$(1.36)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the nine months ended September 30, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 shares of new common stock were excluded from the above calculation for the nine months ended September 30, 2015, because certain market conditions have not been met. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of the Company’s Senior Notes (see Notes 10 and 11), the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of September 30, 2015 and December 31, 2014 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. During the three months ended September 30, 2015 and 2014, the Company earned 44.6% and 15.6%, respectively, of its revenues from one customer. During the nine months ended September 30, 2015, the Company earned 15.7% and 12.5% of its revenues from two customers and during the nine months ended September 30, 2014, the Company earned 17.6% from one customer.

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. None of the Company’s cash balances are covered by insurance in the event of default by these financial institutions.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the condensed consolidated statements of operations as components of general and administrative expenses or other expense depending on the nature of the transactions to which they relate. During the three months ended September 30, 2015 and 2014, transactions denominated in foreign currencies resulted in other (income) expense of $2 and $(155), respectively. During the nine months ended September 30, 2015 and 2014, transactions denominated in foreign currencies resulted in other (income) expense of $232 and $(72), respectively.

TAXES—The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to the operation of vessels in international commerce (i.e., voyages that do not begin or end in the U.S.). The Company is generally not subject to state and local income taxation. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. However, as a result of change in ownership of the Company, effective May 17, 2012, the Company no longer qualifies for an exemption pursuant to Section 883 of the Code, making the Company subject to U.S. federal tax on its shipping income that is derived from U.S. sources retroactive to the beginning of 2012. As such, the Company has recorded gross transportation tax relating to such shipping income as a current liability on the condensed consolidated balance sheet. During the three months ended September 30, 2015 and 2014, the Company recorded gross transportation tax of $(96) (including a credit for 2014 overpayment of $152) and $222, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded gross transportation tax of $703 (including a credit for 2014 overpayment of $152) and $995, respectively, as a component of voyage expenses on its statements of operations. As a result of its initial public offering, or “IPO”, the Company is evaluating if it will be eligible to become exempt from the U.S. federal tax imposed on its shipping income derived from U.S. sources.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. Upon adoption, the Company’s deferred financing costs will be classified as a contra-liability.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after its effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe that this standard update will have a material impact on its condensed consolidated financial statements.

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

The Company follows the guidance of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition after considering the following factors:

i)                                         Navig8 Crude’s assets at the date of the merger consisted almost exclusively of contracts for 14 VLCC newbuildings under construction and cash. The primary purpose for the merger was to acquire these newbuildings for the Company’s fleet. Delivery of these newbuildings is scheduled to occur over a period beginning in the third quarter of 2015 and ending in the first quarter of 2017, and thus these newbuildings have had no operating history. The sole operating activities of Navig8 Crude since its inception were the chartering in of two vessels from a related party and the chartering out of such vessels to Navig8 Crude’s former sponsor’s VL8 pool. Navig8 Crude does not own the vessels, the vessels are not being acquired as part of the merger, and Navig8 Crude did not perform any of the processes relative to these vessels, as they were commercially managed by the VL8 pool and technical management was the responsibility of the vessels’ owner. One of these charters was a six month charter that terminated on July 9, 2014, well before the merger, and the other will expire in February 2016 with no option to renew. The Company does not consider the prior activity to be significant.

ii)                                      No employees, processes or operating vessels: Navig8 Crude has no employees, and the Company intends to outsource the commercial management of the newbuildings to one or more vessel pools once the completed vessels are delivered and will need to provide technical management to the vessels. Navig8 Crude does not have any processes of its own and no employees or operating vessels were transferred as part of the merger. Additionally, as substantially all acquired assets are newbuildings currently under construction, without substantial additional capital to be provided by the Company, such assets are not capable of producing outputs.

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

Pursuant to the 2015 merger agreement, the Company deposited at the closing of the 2015 merger $4,527 and 31,233,170 shares of its common stock into a trust account with Computershare Trust Company, N.A. for the benefit of Navig8 Crude’s shareholders. See Note 18 — Common Stock.

Immediately following the consummation of the 2015 merger on May 7, 2015, the Company’s shareholders prior to the 2015 merger owned approximately 34.9 million, or 52.55%, of the shares of its common stock and Navig8 Crude’s shareholders prior to the 2015 merger owned approximately 31.5 million, or 47.45% of the shares of the Company’s common stock.

Until twenty-four months following the anniversary of the closing of the 2015 merger, the Company is required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend the shareholders of General Maritime or the former shareholders of Navig8 Crude immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss.

3.                                      CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for the purchase of other fixed assets of $0 and $26 as of September 30, 2015 and December 31, 2014, respectively, for unpaid professional fees related to the Company’s IPO of $72 and $766 as of September 30, 2015 and December 31, 2014, respectively. Capitalized interest amounted to $23,929 for the nine months ended September 30, 2015, out of which, $10,135 has not been paid out as of September 30, 2015 ($691 is included in Accounts payable and accrued expenses and $9,444 is included in Long-term debt in the condensed consolidated balance sheet).

Also excluded from investing activities are the issuance of 31,465,989 shares of common stock related to the 2015 Acquired VLCC Newbuildings and 483,970 shares of common stock issued as a commitment premium paid to the commitment parties under the equity purchase agreement entered into in connection with the 2015 merger.

4.                                      DELIVERY OF VESSEL

On September 11, 2015, a wholly-owned subsidiary of the Company took delivery of the Gener8 Neptune, a 299,999 metric tons deadweight 2015-built VLCC newbuilding. The Company acquired this vessel pursuant to a shipbuilding contract with Daewoo Shipbuilding & Marine Engineering Co., Ltd. (“DSME”) (see Note 6, 2014 Acquired VLCC Newbuildings). The Company has made all shipyard installment payments in respect of the Gener8 Neptune, and there is no outstanding payable balance as of September 30, 2015.

5.                                      DISPOSAL OF VESSELS AND VESSEL EQUIPMENT

During the three months ended September 30, 2015 and 2014, the Company recorded a loss on disposal of vessel equipment of $101 and $274, respectively. During the nine months ended September 30, 2015, the Company recorded a loss on disposal of vessel equipment of $248. During the nine months ended September 30, 2014, the Company recorded a loss on disposal of vessels and vessel equipment of $8,309, of which $1,490 related to the disposal of vessel equipment and $6,819 related to the sales of vessels. Losses on disposal of vessels include the cost of fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions. The loss on disposal of vessel equipment relates to replacement of steel and vessel equipment.

6.                                      VESSELS UNDER CONSTRUCTION

Vessels under construction consist of the following:

	September 30, 2015	December 31, 2014

2014 Acquired VLCC Newbuildings:
SPV Stock Purchase	$162,683	$162,683
Installment payments	203,020	85,030
Drawing approval and site supervision fee	3,208	820
Others (initial agent fee, etc.)	1,143	90
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—
Acquisition-related costs	10,295	—
Installment payments	67,029
Fair value of 2015 Warrant Agreement assumed (Note 17)	3,381	—
Fair value of 2015 Stock Options assumed (Note 17)	39	—
Capitalized interest expense	32,887	8,958
Vessel delivery	(109,612)	—
Total	$809,490	$257,581

2014 Acquired VLCC Newbuildings

In March 2014, the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to herein as “Gener8 Maritime Sub V”) entered into an agreement with Scorpio Tankers Inc. (“Scorpio”) and seven of its wholly-owned subsidiaries (“Scorpio Shipbuilding SPVs”) for the purchase of the outstanding common stock of the Scorpio Shipbuilding SPVs for an aggregate price of approximately $162,683 (the “SPV Stock Purchase”).

Five of the Scorpio Shipbuilding SPVs were party to a shipbuilding contract with DSME (the “2014 Acquired DSME Shipbuilding Contracts”) and two of the Scorpio Shipbuilding SPVs were party to a shipbuilding contract with Hyundai Samho Heavy Industries Co., Ltd. (the “2014 Acquired Hyundai Shipbuilding Contracts”, and together with the 2014 Acquired DSME Shipbuilding Contracts, the “2014 Acquired VLCC Shipbuilding Contracts”), each for the construction and purchase of a 300,000 DWT Crude Oil Tanker (collectively, the “2014 Acquired VLCC Newbuildings”). As a result of the acquisition of the Scorpio Shipbuilding SPVs, the Company acquired indirect ownership of the 2014 Acquired VLCC Shipbuilding Contracts. The aggregate remaining installment payments under the 2014 Acquired VLCC Shipbuilding Contracts are $369,425 as of September 30, 2015, out of which $80,328 is due in the remaining three months of 2015 and $289,097 is due in 2016.

Novation of 2014 Acquired DSME Shipbuilding Contracts

On September 2, 2015, five newly formed wholly-owned subsidiaries (the “DSME Shipbuilding SPVs”) of the Company entered into novation agreements providing for the novation (the “DSME Novations”) of the 2014 Acquired DSME Shipbuilding Contracts from the five Scorpio Shipbuilding SPVs party to those Acquired DSME Shipbuilding Contracts which DSME Novations became effective on September 7, 2015.  If for any reason a DSME Shipbuilding SPV fails to make a payment when due, which may result in a default under the applicable 2014 Acquired DSME Shipbuilding Contract, the DSME Shipbuilding SPV could be liable for late payment interest at a rate per annum of six percent (6%) and could be liable for any additional damages under or in connection with such contracts resulting from a breach by the DSME Shipbuilding SPV of the contract terms, including liability for broker’s or supervision fees if DSME chooses to complete and sell, or to sell, the vessel to a third party following any default by the DSME Shipbuilding SPV. The DSME Shipbuilding SPV may also lose any equipment provided to DSME as buyers’ supplies for installation by DSME on the vessels. One of the 2014 Acquired VLCC Newbuildings was delivered to the Company on September 11, 2015, pursuant to one of the 2014 Acquired DSME Shipbuilding Contracts and all related shipyard installment payments for such newbuilding have been made as of September 30, 2015 (see Note 4).

See Note 20—Subsequent Events for a discussion regarding the delivery of the second 2014 Acquired VLCC Newbuilding in October 2015.

Replacement of Guarantees Related to 2014 Acquired DSME Shipbuilding Contracts

In connection with the original entry by the applicable Scorpio Shipbuilding SPVs into the 2014 Acquired DSME Shipbuilding Contracts in December 2013, the Export-Import Bank of Korea (the “DSME Refund Guarantor”) granted Irrevocable Stand By Letters of Credit in favor of each Scorpio Shipbuilding SPV pursuant to which the DSME Refund Guarantor agreed to guarantee the repayment of the advance payments (e.g., newbuilding installment payments) made to DSME by the applicable Scorpio Shipbuilding SPV together with interest due to Company at the rate of six percent (6%) per annum should the Scorpio Shipbuilding SPV become entitled to demand and DSME fail to make such repayment under the relevant 2014 Acquired DSME Shipbuilding Contract.

On September 7, 2015, in connection with the DSME Novations, the Irrevocable Stand By Letters of Credit were amended and supplemented by a supplemental letter agreement issued by the DSME Refund Guarantor in order to provide the DSME Refund Guarantor’s consent to such DSME Novation and to substitute the relevant DSME Shipbuilding SPV in place of the applicable Scorpio Shipbuilding SPV as beneficiary under the relevant Irrevocable Stand By Letter of Credit.

In connection with the original entry into the 2014 Acquired DSME Shipbuilding Contracts in December 2013, Scorpio agreed to guarantee (the “Scorpio DSME Guarantees”) the performance of the five Scorpio Shipbuilding SPV under the relevant 2014 Acquired DSME Shipbuilding Contracts. Scorpio also agreed to guarantee the performance of the other two Scorpio Shipbuilding SPVs under the relevant 2014 Acquired Hyundai Shipbuilding Contracts (the “Scorpio Hyundai Guarantees” and together with the Scorpio DSME Guarantees, the “Scorpio Guarantees”). In March 2014, in connection with the Company’s purchase of the Scorpio Shipbuilding SPVs, Gener8 Maritime Sub V and Scorpio entered into an agreement pursuant to which Gener8 Maritime Sub V, among other things, agreed to indemnify Scorpio to the extent that Scorpio was required to perform its obligations under the Scorpio Guarantees. With effect on and from September 7, 2015, in connection with the DSME Novations, the Scorpio DSME Guarantees in respect of the DSME Shipbuilding Contracts were released and discharged and replaced with new guarantees (the “New DSME Guarantees”), dated as of September 2, 2015 and issued by the Company in favor of DSME in substantially the same form as the Scorpio DSME Guarantees.  Pursuant to each New DSME Guarantee, the Company agreed to guarantee the performance of the applicable Scorpio Shipbuilding SPV under the relevant novated 2014 Acquired DSME Shipbuilding Contract. The New DSME Guarantee terminates in respect of each novated 2014 Acquired DSME Shipbuilding Contract upon the delivery of the applicable 2014 Acquired VLCC Newbuilding.

See Note 20—Subsequent Events for a discussion regarding the delivery of the second 2014 Acquired VLCC Newbuilding in October 2015.

2015 Acquired VLCC Newbuildings

The Company is a party to newbuilding contracts for 14 additional VLCC tankers (collectively, the “2015 Acquired VLCC Newbuildings,” and together with the 2014 Acquired VLCC Newbuildings, the “Acquired VLCC Newbuildings”) acquired through the 2015 merger with deliveries scheduled to commence beginning the fourth quarter of 2015. The Company expects each of the 2015 Acquired VLCC Newbuildings to be delivered to a newly formed wholly-owned subsidiary, subject to agreement by the relevant shipyards, which the Company expects to obtain prior to the delivery of the applicable 2015 Acquired VLCC Newbuilding.  As of September 30, 2015, the Company’s estimated commitments associated with these newbuildings through their expected delivery dates were approximately $920,204, of which $117,165, $707,209 and $95,830 is due in the last quarter of 2015, whole year 2016 and 2017, respectively. As the 2015 merger is accounted for as an asset acquisition, acquisition-related costs associated with the 2015 merger amounting to $10,295 were capitalized and included in Vessels under construction as of September 30, 2015.

7.                                      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
Bunkers and lubricants	$6,072	$24,285
Insurance claims receivable	5,100	1,156
Prepaid insurance	2,700	1,904
Other	5,806	5,347
Total	$19,678	$32,692

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of September 30, 2015 and December 31, 2014, the portion of insurance claims receivable not expected to be collected within one year of $772 and $4,696, respectively, is included in Other assets (non-current) on the condensed consolidated balance sheets.

8.                                      OTHER FIXED ASSETS

Other fixed assets consist of the following:

	September 30, 2015	December 31, 2014
Other fixed assets:
Furniture, fixtures and equipment	$1,036	$1,154
Vessel equipment	4,946	3,381
Computer equipment	550	312
Other	87	71

Total cost	6,619	4,918

Less: accumulated depreciation	2,469	1,933
Total	$4,150	$2,985

Leasehold improvements are depreciated over the shorter of the life of the assets (10 years) or the remaining term of the lease.

Depreciation of Other fixed assets for the three months ended September 30, 2015 and 2014 was $188 and $253, respectively. Depreciation of Other fixed assets for the nine months ended September 30, 2015 and 2014 was $626 and $680, respectively.

9.                                      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$7,902	$33,747
Accrued operating expenses	19,391	15,707
Accrued administrative expenses	3,658	3,240
Accrued interest	1,691	76
Total	$32,642	$52,770

10.                               LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
$508M Credit Facility	$—	$414,680
$273M Credit Facility	—	241,581
Refinancing Facility	581,000	—
Korean Export Credit Facility	62,920	—
Senior Notes	146,754	134,574
Total	790,674	790,835

Less: current portion of long-term debt	(121,248)	—

Long-term debt	$669,426	$790,835

Senior Secured Credit Facilities

The Senior Secured Credit Facilities (as defined below) were fully repaid in September 2015 using the proceeds of the Refinancing Facility (as defined below) and available cash. For the three months ended September 30, 2015 and 2014, interest expense incurred under the Senior Secured Credit Facilities amounted to $5,124 and $6,899, respectively. For the nine months ended September 30, 2015 and 2014, interest expense incurred under the Senior Secured Credit Facilities amounted to $19,116 (out of which $13,140 was capitalized) and $21,238 (out of which $4,295 was capitalized), respectively.  The “Senior Secured Credit Facilities” consisted of (i) the Third Amended and Restated Credit Agreement, dated as of May 17, 2012 (the “$508M Credit Facility”), among the Company, as parent, Gener8 Maritime Subsidiary IV Inc. (formerly known as General Maritime Subsidiary II Inc.), as borrower, Gener8 Maritime Subsidiary III Inc. (formerly known as Arlington Tankers Ltd.) and Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to herein as “Gener8 Maritime Sub II”), each as a guarantor, certain other subsidiaries of the Company, the lenders party thereto and Nordea Bank Finland PLC, New York Branch and (ii) the Second Amended and Restated Credit Agreement, dated as of May 17, 2012 (the “$273M Credit Facility”), among the Company, as parent, Gener8 Maritime Sub II, as borrower, Gener8 Maritime Subsidiary III Inc. and Gener8 Maritime Subsidiary IV Inc., each as a guarantor, and certain other Subsidiaries of the Company, the lenders party thereto and Nordea Bank Finland, PLC, New York Branch.

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility, dated as of September 3, 2015 (the “Refinancing Facility”), by and among the Company’s wholly-owned subsidiary, Gener8 Maritime Sub II, the Company, as parent, the lenders party thereto, and Nordea Bank Finland, PLC, New York Branch as Facility Agent and Collateral Agent in order to refinance the $508M Credit Facility and the $273M Credit Facility. The Refinancing Facility provides for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. The loans under the Refinancing Facility will mature on September 3, 2020.

The Refinancing Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 25 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries.  In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of the September 30, 2015, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels, 2 Panamax vessels and 1 Handymax vessel.

Gener8 Maritime Sub II is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments, the earliest installment of which is payable on December 31, 2015.  Gener8 Maritime Sub II is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as a sale for vessels held as collateral or total loss of a vessel.

The Company is required to comply with various collateral maintenance and financial covenants under the Refinancing Facility, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The Refinancing Facility also requires the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions.

The Refinancing Facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness outstanding under the Note and Guarantee Agreement (as defined below). The Refinancing Facility permits the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under the Refinancing Facility’s minimum cash balance and collateral maintenance tests subject to a cap of 50% of consolidated net income earned by the Company after the closing date of the Refinancing Facility.  For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization or write-off of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments.  The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the Refinancing Facility.  The Company may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests.  Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and pay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

The Refinancing Facility includes customary events of default and remedies for credit facilities of this nature, including an event of default if a change of control occurs.  In addition to other customary events, a change of control under the Refinancing Facility occurs if a change of control occurs under the governing document of any indebtedness with an aggregate principal amount of greater than $20 million, and, as a result, such indebtedness becomes due and payable prior to its stated maturity date.  If the Company does not comply with its financial and other covenants under the Refinancing Facility, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding under the Refinancing Facility.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea ( “KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”).

At or around the time of delivery of each of the 15 VLCC newbuildings, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding.  Each such loan is referred to herein as a “Vessel Loan.” Each Vessel Loan will be allocated pro rata to each lender of the Commercial Tranche, KEXIM Guaranteed Tranche, KEXIM Funded Tranche and K-Sure Tranche based on their respective commitments, other than the Vessel Loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which will be fully funded by the lenders of the Commercial Tranche.  On September 9, 2015, Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary VIII Inc., (“Gener8 Maritime Sub VIII”) borrowed approximately $62.9 million to fund the delivery of Gener8 Neptune on September 11, 2015.

Each Vessel Loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that Vessel Loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that Vessel Loan.  KEXIM and K-Sure have the option of requiring prepayment of their respective tranches if the Commercial Tranche is not, upon its termination date, fully refinanced or renewed by the commercial lenders.  Upon exercise of such option, all outstanding amounts under the relevant tranche must be repaid upon the termination date of the Commercial Tranche.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum.  If there is a failure to pay any amount due on a Vessel Loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Korean Export Credit Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 15 wholly-owned subsidiaries intended to own vessels or newbuildings (the “Gener8 Maritime Sub VIII Vessel Owning Subsidiaries”), and a pledge by such Gener8 Maritime Sub VIII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company, Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII Vessel Owning Subsidiaries.  In addition, the Korean Export Credit Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub VIII Vessel Owning Subsidiaries’ respective bank accounts. As of September 7, 2015, the Gener8 Maritime Sub VIII Vessel Owning Subsidiaries were party to shipbuilding contracts with DSME for the construction and delivery of five VLCC newbuildings and party to ship delivery agreements with Gener8 Maritime Subsidiary Inc. (a wholly-owned subsidiary of the Company and the party to eight additional shipbuilding contracts with Korean shipyards) for the delivery of eight additional VLCCs newbuildings. On September 11, 2015, one of the VLCC newbuildings being constructed at Korean shipyards was delivered to the Company. See Note 4 for further information regarding this delivery.

Gener8 Maritime Sub VIII is obligated to repay the Commercial Tranche of each Vessel Loan in 20 equal consecutive quarterly installment (excluding a final balloon payment equal to 2/3 of the applicable Vessel Loan) of such Vessel Loan and is obligated to repay the other tranches of each Vessel Loan in 48 equal consecutive installments.  Gener8 Maritime Sub VIII is also required to prepay Vessel Loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control.

If Peter Georgiopoulos ceases at any time to serve as a member of the board of directors of the Company, a change of control would occur under the Korean Export Credit Facility.  For example, a change of control would occur if Mr. Georgiopoulos resigns or is removed from the board, declines to stand for reelection or fails to be reelected to the board, dies or otherwise ceases to remain a director of the Company for any reason.  In the event of a change of control, the majority lenders may elect to declare all amounts outstanding under the Vessel Loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans.  The lenders may make this election at any time following the occurrence of a change of control.

The Company is required to comply with various collateral maintenance and financial covenants under the Korean Export Credit Facility, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The Korean Export Credit Facility also requires the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions.

The Korean Export Credit Facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement.  The Korean Export Credit Facility permits the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under the Korean Export Credit Facility’s minimum cash balance and collateral maintenance tests subject to a limit of 50% of consolidated net income earned by the Company after the date of the Korean Export Credit Facility.  For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments.  The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the Korean Export Credit Facility.  It may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests.  Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and repay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

The Korean Export Credit Facility includes customary events of default and remedies for credit facilities of this nature. If the Company does not comply with its financial and other covenants under the Korean Export Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Korean Export Credit Facility.

Senior Notes

As of September 30, 2015 and December 31, 2014, the discount on the Senior Notes was $5,898 and $6,329, respectively, which the Company amortizes as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $4,223 (out of which $4,154 was capitalized) and $3,761 (out of which $1,095 was capitalized) during the three months ended September 30, 2015 and 2014, and amounted to $12,180 (out of which $8,297 was capitalized) and $5,682 (out of which $1,149 was capitalized) during the nine months ended September 30, 2015 and 2014.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a Note and Guarantee Agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior secured notes (the “Senior Notes”). On September 8, 2015, the Company entered into an amendment to the Note and Guarantee Agreement, which released the existing guarantors (other than Gener8 Maritime Sub V) from their obligations to guarantee the indebtedness under the Note and Guarantee Agreement and permitted the incurrence of indebtedness and granting of liens under the Korean Export Credit Facility and the Refinancing Facility.

11.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$790,674	$762,568	$790,835	$776,350

The fair value of the Refinancing Facilities and Korean Export Credit Facility as of September 30, 2015 was deemed to approximate the carrying value based on fact that the Company recently entered into these loan agreements in September 2015. The fair value of the Senior Notes was based on quoted yields of bond indices and is classified within Level 3 of the fair value hierarchy.

The carrying amounts of the Company’s other financial instruments at September 30, 2015 and December 31, 2014 (principally restricted cash, amounts due from charterers, amounts due from Navig8 pools, prepaid expenses and other current assets, accounts payable and accrued expenses) approximate fair values because of the relative short maturity of those instruments.

The fair value of Goodwill can be measured only as a residual and cannot be measured directly, and is measured on a nonrecurring basis. The Company employs a methodology used to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate, referred to as implied fair value of goodwill, is a Level 3 measurement. The Company used significant unobservable inputs (Level 3) in determining the implied fair value of goodwill as of December 31, 2014. There were no indicators of impairment related to Goodwill as of September 30, 2015. The following table summarizes the valuation of assets measured on a nonrecurring basis:

	September 30, 2015			December 31, 2014
		Significant Other Observable Inputs	Significant Unobservable Inputs		Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Goodwill	n/a	n/a	n/a	$27,131	$—	$27,131
Senior Notes	$118,648	$—	$118,648	120,090	—	120,090

12.                               FUTURE REVENUES FROM TIME CHARTERS

Future minimum rental receipts, excluding any revenue relating to time charters associated with vessels subject to performance claims, based on vessels committed to non-cancelable time charter contracts and excluding any periods for which a charterer has an option to extend the contracts as of September 30, 2015 are $6,270 and $912 during the last quarter of 2015 and full-year 2016, respectively.

13.                               VESSEL POOL ARRANGEMENTS

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

As each vessel entered the 2011 VLCC Pool, the Company was required to fund a working capital reserve of $2,000 per vessel, which was increased to $2,500 per vessel during the fourth quarter of 2012. This reserve was being accumulated over an eight-month period via $250 per month being withheld from distributions of revenues earned. The 2011 VLCC Pool Operator is responsible for the working capital reserve for the two vessels it charters. For the five vessels delivered directly into the 2011 VLCC Pool by December 31, 2012, there is a working capital reserve of

$1,900 as of September 30, 2015 and December 31, 2014. All five of these vessels left the 2011 VLCC Pool by the end of May 2013, while the Company continues to own and operate these vessels. These five vessels have receivables from the 2011 VLCC Pool, including the working capital reserve, amounting to $3,446, which is recorded on the condensed consolidated balance sheet as Other assets, as of September 30, 2015 and December 31, 2014 for undistributed earnings and bunkers onboard the vessels when they entered into the 2011 VLCC Pool and certain other advances made by the Company on behalf of the vessels in the 2011 VLCC Pool.

See Note 19—Commitments and Contingencies for discussion regarding a dispute on balances due from the 2011 VLCC Pool.

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

Unique Tankers chartered in tanker vessels (“Unique Pool Vessels”) under time charters providing vessel owners with a charter hire based on the earnings of all of the vessels entered in the Unique Tankers pool and pool weightings assigned to the vessels pursuant to pool participation agreements entered into with vessel owners. In turn, Unique Tankers deployed Unique Pool Vessels as agent of the vessel owners/disponent owners to its customers.

Subject to the direction of the Unique Pool Committee, GMM acts as Unique Pool manager, providing administrative services to Unique Tankers. GMM also oversees, monitors and assists with, as requested, commercial management of the Unique Pool Vessels. GMM is entitled to receive a fixed fee per day for each Unique Pool Vessel for such services. All such fees have been eliminated in consolidation. For the nine months ended September 30, 2015 and 2014, all of the Unique Pool Vessels were owned by the Company. Pursuant to the Unique Agency Agreement, Unipec acted as the exclusive commercial manager of the Unique Pool Vessels, and as compensation received a certain percentage of the gross voyage revenues obtained by each Unique Pool Vessel (the “Unique Agency Fee”). For the three months ended September 30, 2015 and 2014, the Unique Agency Fee amounted to $509 and $544, respectively. For the nine months ended September 30, 2015 and 2014, the Unique Agency Fee amounted to $2,103 and $2,206 respectively. The Unique Agency Fee is included in Voyage Expenses on the condensed consolidated statements of operations.

As of December 31, 2014, 17 of the Company’s vessels were chartered into the Unique Pool. For the three months ended September 30, 2015 and 2014, voyage revenue associated with the Unique Pool amounted to $19,083 and $66,361, respectively. For the nine months ended September 30, 2015 and 2014, voyage revenue associated with the Unique Pool amounted to $187,116 and $223,779, respectively. Voyage revenue associated with the Unique Pool is included in the condensed consolidated statements of operations as a component of Spot charter revenues.

On May 7, 2015, the Company delivered to Unipec a notice of termination under certain of its pool-related agreements between Unipec and Unique Tankers, including the Unique Agency Agreement. As of September 30, 2015, none of the Company’s vessels were deployed in the Unique Pool.

Navig8 Pools

The Company employs all of its VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In June and September 2015, certain of the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries (but not the subsidiaries for the Genmar Victory and Genmar Vision) entered into pool agreements with VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of September 30, 2015. See Note 16 for a description of the pool arrangements with these related parties.

14.                               LEASE COMMITMENTS

In 2004, the Company entered into a 15-year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight-line rental expense is $161, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2020. During the nine months ended September 30, 2015 and 2014, the Company recorded expense associated with this lease of $1,362 and $1,317, respectively.

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $182 per month. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2015 (from October 1, 2015)—$384, 2016—$1,536, 2017—$1,536, 2018—$1,536, and thereafter—$13,594.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of September 30, 2015 and December 31, 2014, the Company had an outstanding letter of credit of $1,385 and $658, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1,424 and $660 as of September 30, 2015 and December 31, 2014, respectively.

15.                               CLOSING OF PORTUGAL OFFICE

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

For the nine months ended September 30, 2015 and 2014, costs incurred associated with the closing of the Portugal office amounted to $507 and $4,757, respectively, and are included in Closing of Portugal office on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, a balance of $0 and $1,127, respectively, remains outstanding and is included in Accounts payable and accrued expenses on the condensed consolidated balance sheets.

Closing of Portugal Office
Balance as of January 1, 2015	$1,127
Expenses accrued	507
Amount paid	(1,520)
Foreign currency revaluation	(114)
Balance as of September 30, 2015	$—

16.                               RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

VL8 Pool

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of September 30, 2015, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels Inc.

In June 2015, each of the Company’s VLCC then-existing newbuilding or vessel owning subsidiaries (other than for the Genmar Victory and for the Genmar Vision) entered into a pool agreement with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 pool. In September 2015, the vessel owning subsidiary that owns the Gener8 Neptune entered into a pool agreement with VL8 Pool Inc. on the same terms as the June 2015 pool agreements. VL8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. allocates the revenue of VL8 pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to the pool agreement the Company is required to pay an administration fee of $325.00 per day per vessel.

As of September 30, 2015, six of the Company’s owned VLCC vessels have entered into the VL8 pool; additionally, one chartered-in VLCC vessel (Nave Quasar), which operates under a time charter anticipated to expire in February 2016, was also deployed in the VL8 pool. During the three months and nine months ended September 30, 2015, the Company earned net pool distribution of $29,421 and $32,717, respectively, from VL8 Pool and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2015, a balance of $10,511 is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

Nave Quasar is chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited at a gross daily rate of $26, and the pool earnings are subject to a 50% profit share with Navig8 Inc. for earnings above $30 per day. For the three months and nine months ended September 30, 2015, the related expense amounted to $4,701 and $7,287, respectively, and are included in Navig8 charterhire expenses on the condensed consolidated statement of operations. The Company’s estimated commitments, as of September 30, 2015, excluding any amounts which may be due pursuant to profit share after September 30, 2015, through the expected re-delivery date of Nave Quasar, aggregate approximately $3,340, of which $2,126 is payable in 2015 and $1,214 is payable in 2016.

Suez8 Pool

In June 2015, each of the Company’s Suezmax vessel owning subsidiaries entered into pool agreements with V8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters.V8 Pool Inc. allocates the revenue of Suez8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement the Company is required to pay an administration fee of $325.00 per day per vessel.

As of September 30, 2015, ten of the Company’s Suezmax vessels have entered into the Suez8 pool. During the three months and nine months ended September 30, 2015, the Company earned net pool distributions of $17,824 and $17,824, respectively, from Suez8 pool and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2015, a balance of $6,319 is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

V8 Pool

In June 2015, each of the Company’s Aframax vessel owning subsidiaries entered into a pool agreement in June 2015 with V8 Pool Inc., a subsidiary of Navig8 Limited and the operator of the V8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. allocates the revenue of the V8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement the Company is required to pay an administration fee of $250.00 per day per vessel.

As of September 30, 2015, four of the Company’s Aframax vessels have entered into the V8 pool. During the three months and nine months ended September 30, 2015, the Company received net pool distribution from the V8 pool of $8,756 and $9,672, respectively, and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2015, a balance of $2,791 is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

The Company is required to provide working capital of $1,500 to VL8 Pool Inc. upon delivery of each vessel into the VL8 pool; and to provide working capital of $1,000 and $750 to V8 Pool Inc. upon delivery of each vessel into the Suez8 pool and V8 pool, respectively. As of September 30, 2015, the working capital associated with the Company’s owned vessels entered into the VL8 pool, Suez8 pool, and V8 pool aggregated to $22 million and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. In addition, the working capital contribution to the VL8 pool for Nave Quasar (the chartered-in vessel) of $1,750 is included in Due from Navig8 pools on the condensed consolidated balance sheet as of September 30, 2015, as the time charter is expiring in February 2016.

Navig8 Supervision Agreement

Gener8 Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc. and referred to herein as “Gener8 Subsidiary”) has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $500 per vessel.  Supervision fees incurred during the period from May 8, 2015 (post-merger) to September 30, 2015 was $400, and $4,800 remained outstanding as of September 30, 2015.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude (currently “Gener8 Subsidiary”) entered into a corporate administration agreement with Navig8 Asia Pte Ltd., or “Navig8 Asia,” a subsidiary of Navig8 Limited, whereby Navig8 Asia agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay Navig8 Asia a fee of $250.00 per vessel per day. During the three months ended September 30, 2015 and the period from May 8, 2015 to September 30, 2015, Navig8 Asia billed Navig8 Crude a total of $322 and $511, respectively, for corporate administration fees.  A payable balance of $105 remained outstanding as of September 30, 2015.

Other Related Party Transactions

During the three months ended September 30, 2015 and 2014, the Company incurred office expenses totaling $2 and $1, respectively and during the nine months ended September 30, 2015 and 2014, the Company incurred office expenses totaling $5 and $7, respectively, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of September 30, 2015 and December 31, 2014, a balance due from P C Georgiopoulos & Co., LLC of $5 and $14, respectively, remains outstanding.

The Company incurred fees for legal services aggregating $0 and $36 during the three months ended September 30, 2015 and 2014, respectively, and aggregating $0 and $81 during the nine months ended September 30, 2015 and 2014, respectively, due to the father of Mr. Georgiopoulos. As of September 30, 2015 and December 31, 2014, there was no balance due to the father of Mr. Georgiopoulos.

The Company incurred certain business, travel, and entertainment costs totaling $23 and $22 respectively, during the three months ended September 30, 2015 and 2014, and totaling $76 and $71, respectively, during the nine months ended September 30, 2015 and 2014, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of September 30, 2015 and December 31, 2014, a balance due from Genco of $8 and $53, respectively, remains outstanding.

Genco made available certain of its employees who performed internal audit services for the Company for which the Company was invoiced $0 and $9, respectively, during the three months ended September 30, 2015 and 2014, and $0 and $81, respectively, during the nine months ended September 30, 2015 and 2014, based on actual time spent by the employees. As of September 30, 2015 and December 31, 2014, a balance of $0 and $12, respectively, remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $2,733 and $5,733, respectively, during the three months ended September 30, 2015 and 2014, and aggregating $6,933 and $11,439, respectively, during the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, a balance of $827 and $560, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer is on the board of directors of Aegean. During the second half year of 2014, Aegean chartered one of the Company’s voyages (no such transactions occurred during either the three or the nine months ended September 30, 2015). As of September 30, 2015 and December 31, 2014, a balance of $0 and $317, respectively, remains outstanding. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended September 30, 2015 and 2014 for $52 and $51, respectively and during the nine months ended September 30, 2015 and 2014 for $155 and $154, respectively. As of September 30, 2015 and December 31, 2014, a balance of $1 and $5, respectively, remains outstanding.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $15 and $15, respectively, during the three months ended September 30, 2015 and 2014, and for $45 and $30, respectively, during the nine months ended September 30, 2015 and 2014. Mr. Georgiopoulos is chairman of Chemical’s board of directors. No balances remain outstanding as of September 30, 2015 and December 31, 2014.

During 2013, the Company assigned certain payments associated with bunker supply contracts with third-party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One board member of the Company is employed by Oaktree Capital Management, L.P.  Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P.  The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $0 and $751 for the three months ended September 30, 2015 and 2014, respectively, and $972 and $2,593 for the nine months ended September 30, 2015 and 2014, respectively, and this amount is included in Voyage expenses on the condensed consolidated statement of operations. As of September 30, 2015 and December 31, 2014, the balance due to Oaktree Principal Bunker Holdings Ltd. of $0 and $14,306, respectively, remains outstanding, and is included in Accounts payable and accrued expenses on the condensed consolidated balance sheets.

The Company purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $1,802 and $3,650 for the three months ended September 30, 2015 and 2014, respectively; and amounting to $6,496 and $9,351 for the nine months ended September 30, 2015 and 2014, respectively. A payable balance due to Integr8 Fuels Inc. of $0 and $82 remains outstanding on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Amounts due from the related parties described above as of September 30, 2015 and December 31, 2014 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of September 30, 2015 and December 31, 2014 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

17.                               STOCK-BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the three months ended September 30, 2015 and 2014, amortization of the fair value of these stock options was $0 and $247, respectively, and for the nine months ended September 30, 2015 and 2014, amortization of the fair value of these stock options was $1,183 and $968, respectively, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes all stock option activity for the nine months ended September 30, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding, January 1, 2015	343,662	$38.26	$18.22

Granted	—
Exercised	—
Cancelled	(343,662)	$38.26	$18.22

Outstanding, September 30, 2015	—

Outstanding, January 1, 2014	343,662	$38.26	$18.22

Granted	—
Exercised	—
Cancelled	—

Outstanding, September 30, 2014	343,662	$38.26	$18.22

The following table summarizes certain information about the stock options outstanding as of December 31, 2014:

	Options Outstanding, December 31, 2014			Options Exercisable, December 31, 2014
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price

$38.26	343,662	$38.26	7.4	—	—

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments are expected to be issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The RSUs were included in determining the diluted net income per share for the three and nine months ended September 30, 2015. The RSUs were not included in determining the basic net income per share for the three and nine months ended September 30, 2015 since there are certain circumstances, although remote, in which certain shares would not be issued.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $21,952 was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the three and nine months ended September 30, 2015, compensation expense of $1,543 and $10,424, respectively, in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. Future amortization for the following years are: 2015 (from October 1, 2015)—$1,543, 2016—$5,887, 2017—$2,927, and 2018—$1,171.

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

The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon the Company’s common shares reaching the following trading thresholds following the IPO: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume-weighted average price of the Company’s shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2 million.

The aggregate fair value of the 2015 Navig8 warrant agreement totaled $3,381 at its grant date on May 7, 2015. As these warrants were assumed by the Company in conjunction with the 2015 merger, the fair value of these warrants at the date of the 2015 merger was included as part of vessel acquisition costs within Vessels-under-construction as of September 30, 2015. The fair value was calculated using a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model were applied.

The following is summary of the status of the Company’s warrants as of September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate fair value
	(‘000)
Outstanding, January 1, 2015	—	n/a	n/a	n/a

Granted	1,600	$11.18	0.90	$3,381
Exercised	—
Forfeited	—

Outstanding, September 30, 2015	1,600	$11.18	0.75	$3,381

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

The fair value of the stock options was calculated by using the Black-Scholes option pricing model. As these stock options were assumed by the Company in conjunction with the 2015 merger, the fair value of these stock options at the date of the 2015 merger of $39 was included as part of vessel acquisition costs within Vessels-under-construction as of September 30, 2015.

18.       COMMON STOCK

On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26,351 and net proceeds of $24,638 after underwriting commissions and other registration expenses.

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4,527 in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to September 30, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3,340 of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration.  During the period from October 1, 2015 to November 9, 2015, $442 in cash and no shares were issued to former shareholders of Navig8 Crude as merger consideration. As of November 9, 2015, $29 of cash remained in the trust account.

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

19.       COMMITMENTS AND CONTINGENCIES

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4,940 for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7,851, consisting of $848 for loss of beach use, $4,906 for injuries to mangroves, sea grass and coral, $83 for uncompensated damage assessment costs and $2,014 for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2,750 plus interest, which remains subject to approval by the federal court in Puerto Rico and other customary requirements. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

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

As of September 30, 2015 and December 31, 2014, an amount due from the 2011 VLCC Pool of $3,446 was included in Other assets (noncurrent). It is possible, although not assured, that the Company may be able to obtain payment of this amount by accessing the funds in the Escrow Account currently being held by the attorneys of the 2011 VLCC Pool Operator (see below Atlas Charter Dispute for a description of the Escrow Account).

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

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $3,951 plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3,498 security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $3,951 plus an unquantified claim for interest and legal costs. These claims are presently proceeding in arbitration. Both parties have exchanged lists of documents for standard disclosure and copies of the documents to be disclosed. The next stage will be the exchange of witness statements of fact and the preparation of an expert report for exchange. As of the date of this report, the Company is not able to determine the likelihood of the outcome.

20.       SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2015 for recognition or disclosure purposes. Based on this evaluation, from October 1, 2015 through November 13, 2015, which represents the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Citibank Facility

On October 21, 2015, the Company entered into a term loan facility (the “Citibank Facility”), dated as of October 21, 2015, by and among the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”); the Company as parent; the lenders party thereto; and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent in order to fund a portion of the remaining installment payments due under the shipbuilding contract for the Gener8 Strength, which was delivered on October 29, 2015.  The Citibank Facility provides for term loans up to the aggregate approximate amount of $60,174, which were drawn on October 23, 2015. The loans under the Citibank Facility will mature on October 21, 2016, provided that if certain extension conditions are satisfied on or prior to the one-year anniversary of the effective date of the facility, the maturity date will be extended to October 21, 2020.

The extension conditions are as follows: (i) an event of default under the Citibank Facility must not have occurred, (ii) Gener8 Maritime Sub VII has must have paid Citibank, N.A., New York Branch in its capacity as Facility Agent, Collateral Agent and Mandated Lead Arranger, as well as the lenders party to the Citibank Facility, all additional fees and other compensation due and payable under the facility, and (iii) the Company and Gener8 Maritime Sub VII must have complied with certain requirements relating to the establishment, funding and pledge of a debt service account to be pledged to the lenders. If the Citibank Facility is extended, Gener8 Maritime Sub VII will be obligated to repay the Citibank Facility in 19 equal consecutive quarterly installments, the earliest installment of which is payable on March 31, 2016 with the remainder (approximately 2/3 of the total loan amount) due at October 21, 2020. If the Citibank Facility is not extended, all such quarterly installments occurring on or after December 31, 2016 shall be due and payable on October 21, 2016.

The Citibank Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Citibank Facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Citibank Facility is secured on a first lien basis by a pledge by Gener8 Maritime Sub VII of its interest in Gener8 Strength LLC (“GNRT Strength”) and a pledge by GNRT Strength, which owns the Gener8 Strength vessel, of substantially all of its assets, and is guaranteed by the Company and GNRT Strength.  In addition, the Citibank Facility is secured by a pledge of certain of the Company’s and GNRT Strength’s respective bank accounts.

The Company is also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the Refinancing Facility.  Further, under the Citibank Facility, Gener8 Maritime Sub VII is required to use commercially reasonable efforts to obtain a credit facility with export credit insurance support from China Export and Credit Insurance Corporation for the post-delivery financing of up to 6 newbuildings as promptly as practicable.  Gener8 Maritime Sub VII is required to apply proceeds from any such credit facility to the repayment in full of the Citibank Facility.

Vessel Deliveries

Gener8 Athena

On October 28, 2015, Gener8 Athena LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Athena, a 299,999 metric tons deadweight 2015-built VLCC newbuilding. Upon delivery, the Gener8 Athena entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. The Company acquired this vessel pursuant to a shipbuilding contract with DSME.  The Gener8 Athena is the second of seven 2014 Acquired VLCC Newbuildings to be delivered, and the Company currently has three remaining shipbuilding contracts with DSME. On October 28, 2015, Gener8 Maritime Sub VIII borrowed approximately $62,911 under the Korean Export Credit Facility to fund the delivery of the Gener8 Athena.

Gener8 Strength

On October 29, 2015, Gener8 Strength LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Strength, a 300,960 metric tons deadweight 2015-built VLCC newbuilding. Upon delivery, the Gener8 Strength entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. The Company acquired this vessel pursuant to a shipbuilding contract with Shanghai Waigaoqiao Shipbuilding Co., Ltd. The Gener8 Strength is the first of fourteen 2015 Acquired VLCC Newbuildings to be delivered.  As described above, on October 23, 2015, Gener8 Maritime Sub VII borrowed approximately $60,174 under the Citibank Facility to fund the delivery of the Gener8 Strength.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial managers of any pools in which our vessels participate, to successfully implement a profitable chartering strategy; (vi) changes in demand; (vii) a material decline or prolonged weakness in rates in the tanker market; (viii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (ix) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (x) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xi) actions taken by regulatory authorities; (xii) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xiii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xiv) changes in the typical seasonal variations in tanker charter rates; (xv) changes in the cost of other modes of oil transportation; (xvi) changes in oil transportation technology; (xvii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xviii) changes in general political conditions; (xix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xx) changes in the itineraries of our vessels; (xxi) adverse changes in foreign currency exchange rates affecting our expenses; (xxii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and existing and contemplated financing arrangements; (xxiii) financial market conditions; (xxiv) sourcing, completion and funding of financing on acceptable terms; (xxv) our ability to comply with the covenants and conditions under our debt obligations; (xxvi) any negative perception of our Chapter 11 bankruptcy reorganization in 2012 by investors, customers or other counterparties; (xxvii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxviii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, under “Risk Factors” and elsewhere in our prospectus, dated June 24, 2015, filed with the SEC pursuant to rule 424(b) (the “Prospectus”) and our subsequent reports on Form 10-Q and Form 8-K, which are accessible on the SEC’s website at www.sec.gov and which may be obtained by contacting our investor relations department via our website www.gener8maritime.com. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three months and nine months ended September 30, 2015 and 2014. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of September 30, 2015, we owned a fleet of 46 tankers, including 26 vessels on the water, consisting of 8 VLCCs, 11 Suezmax vessels, 4 Aframax vessels, 2 Panamax vessels and 1 Handymax product carrier, with an aggregate carrying capacity of 4.8mm deadweight tons, or “DWT,” as of September 30, 2015, and 20 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017. These newbuildings are expected to more than double our fleet capacity to 10.8mm DWT as compared to our fleet capacity as of September 30, 2015, based on the contractually-guaranteed minimum DWT of newbuild vessels.  In October 2015, we took delivery of two of these newbuildings.

On May 17, 2012 the Company completed its financial restructuring and emerged from Chapter 11 of the United States Bankruptcy Code through a series of transactions contemplated by the Plan of Reorganization and the Plan of Reorganization, or “Chapter 11 plan,” became effective pursuant to its terms.

In March 2014 we purchased seven “eco” newbuild VLCCs from Scorpio Tankers, Inc.

On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly-owned subsidiaries), Navig8 Crude Tankers, Inc. and each of the equityholders’ representatives named therein entered into an Agreement and Plan of Merger. We refer to Gener8 Maritime Acquisition, Inc. as “Gener8 Acquisition,” to Navig8 Crude Tankers, Inc. as “Navig8 Crude” and to the Agreement and Plan of Merger as the “2015 merger agreement.” Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude, which was renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary,” continuing as the surviving corporation and our wholly-owned subsidiary. We refer to the transactions contemplated under the 2015 merger agreement as the “2015 merger.” Concurrently with the 2015 merger, we filed with the Registrar of Corporations of the Republic of the Marshall Islands our Third Amended and Restated Articles of Incorporation to, among other things, increase our authorized capital, reclassify our common stock into a single class of common stock and change our name to “Gener8 Maritime, Inc.” As part of the 2015 merger, we acquired 14 “eco” newbuild VLCCs owned by Navig8 Crude.

We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the seven newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.”  One of the 2014 acquired VLCC newbuildings (the Gener8 Neptune) was delivered in September 2015 and an additional 2014 acquired VLCC newbuilding (the Gener8 Athena) was delivered in October 2015. One of the 2015 acquired VLCC newbuildings (the Gener8 Strength) was delivered in October 2015. See Notes 4, 6 and 20 to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 for more information regarding these vessel deliveries.

We expect the final delivery of our remaining 18 VLCC newbuildings to occur by the first quarter of 2017. We expect to fund a significant portion of the installment payments in respect of the VLCC newbuildings being built at Korean shipyards through borrowings under the Korean Export Credit Facility entered into in September 2015.  We funded a portion of the Gener8 Strength, a VLCC newbuilding built at a Chinese shipyard, through borrowings under the Citibank Facility in October 2015, and we expect to repay this credit facility and fund a significant portion of the installment payments in respect of the remaining VLCC newbuildings being built at Chinese shipyards through borrowings under one or more credit facilities with export credit insurance support from the Chinese Export & Credit Insurance Corporation we intend to enter into, which we refer to as the “Chinese Export Credit Facilities.” However, we cannot assure you we will be able to enter into the Chinese Export Credit Facilities, nor that we will be able to borrow any further amounts under the Korean Export Credit Facility. See “—Liquidity and Capital Resources—Debt Financings” for more information.

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210 million. After underwriting commissions and other expenses, we received net proceeds of approximately $190.7 million. On July 17, 2015, the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares at the public offering price of $14.00 per share resulted in additional gross proceeds of approximately $26.4 million and approximately $24.6 million of additional net proceeds after underwriting commissions and other expenses.

In September 2015, we entered into a new credit facility, which we refer to as the “refinancing facility,” as part of the refinancing of our former senior secured credit facilities. The refinancing facility provides $581.0 million in term loans which were fully drawn on September 8, 2015 and were used, together with available cash, to repay the aggregate outstanding principal amount of $656.3 million under our former senior secured credit facilities.  See “—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” for further information regarding the refinancing facility.

In September 2015, we also entered into the Korean Export Credit Facility to fund a significant portion of the installment payments under our shipbuilding contracts with Korean shipyards. The Korean Export Credit Facility provides up to $963.7 million of debt financing which may be drawn in connection with the delivery of 15 of our VLCC newbuildings from Korean shipyards.  Approximately $62.9 million was drawn to fund the delivery of the Gener8 Neptune in September 2015, approximately $62.9 was drawn to fund the delivery of the Gener8 Athena in October 2015, and, subject to the terms and conditions set forth in the Korean Export Credit Facility, an additional $837.9 may be drawn in connection with the remaining 13 VLCC newbuildings expected to be delivered from Korean shipyards through the first quarter of 2017. There is no guarantee we will be able to borrow all or any of such additional amounts under the Korean Export Credit Facility. See “—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” for further information. We may from time to time enter into interest rate swap, cap or similar agreements for all or a significant portion of our floating rate debt, including the Refinancing Facility and the Korean Export Credit Facility.

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

For further description of our businesses, see the “Business” section found in our Prospectus. You should read the following discussion in conjunction with our financial statements and related Notes included elsewhere in this quarterly report and in our Prospectus, including the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of September 30, 2015, 24 of our 26 owned vessels (in addition to a single vessel which we have the right to operate under a time charter anticipated to expire in February 2016) were employed in the spot market (either directly or through spot market focused pools), given our expectation of near- to medium-term increases in charter rates.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port and fuel costs. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates and lower utilization. Pools generally consist of a number of vessels which may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers while technical management is typically the responsibility of each ship owner. Under pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel. Pools, in return, typically negotiate charters with customers primarily in the spot market. Since the members of a pool typically share in the revenue generated by the entire group of vessels in the pool, and since pools operate primarily in the spot market, including the pools in which we participate, the revenue earned by vessels placed in spot market related pools is subject to the fluctuations of the spot market and the ability of the pool manager to effectively charter its fleet. We believe that vessel pools can provide cost-effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times.

During 2014 and the first portion of 2015, all of our spot VLCC and Suezmax vessels were deployed in the Unique Tankers pool. All of the vessels deployed in the Unique Tankers pool at any time during the nine months ended September 30, 2015 and September 30, 2014 were owned by our subsidiaries and were deployed on spot market voyages.  On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers.  As of September 30, 2015, none of our vessels remained in the Unique Tankers pool.  See Note 13 to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for information regarding the Unique Tankers pool.

We employ all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. In June 2015, each of our then-existing newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Genmar Victory and the Genmar Vision) entered into pool agreements regarding the entry of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. In September and October 2015, the vessel owning subsidiaries that own the Gener8 Neptune, the Gener8 Athena and the Gener8 Strength entered into new pool agreements with VL8 Pool Inc. on substantially the same terms as the June 2015 pool agreements. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for further information regarding these pool agreements. As of September 30, 2015, six of our VLCC vessels were deployed in the VL8 Pool, ten of our Suezmax vessels were deployed in the Suez8 Pool and four of our Aframax vessels were deployed in the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” All of the vessels deployed in the Navig8 pools at any time during the three and nine months ended September 30, 2015 were deployed on spot market voyages.

Additionally, one VLCC vessel, which we have the right to operate at a gross rate of $26,397 per day under a time charter anticipated to expire in February 2016 and under which we have agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was deployed in the VL8 Pool.

As of September 30, 2015, the Genmar Victory and the Genmar Vision were deployed on time charters expiring in January 2016 and February 2016, respectively, each at a gross rate of $38,000 per day with a one year renewal option at the option of the charterer at a gross rate of $46,000 per day.

Pursuant to the terms of a non-binding term sheet between us and Navig8 Limited, or the “Navig8 non-binding term sheet,” and subject to reaching mutually agreeable commercial terms, we expect to time charter all of our spot VLCC, Suezmax and Aframax vessels into the VL8, Suez8 and V8 pools on terms generally consistent with standard Navig8 pool terms and to maintain at least 70% of our VLCC vessels in the VL8 pool at all times. Pursuant to the terms of the Navig8 non-binding term sheet, we are permitted to put up to 30% of our VLCC vessels and all of our Aframax vessels on time charters of seven or more months duration.

Additionally, pursuant to the terms of the Navig8 non-binding term sheet and subject to agreeing to mutually acceptable terms, it is expected that we will enter into revenue sharing arrangements with VL8 Management Inc. and Navig8 Asia Pte. Ltd, or one of their respective affiliates if appropriate to the applicable transaction and approved by us, in relation to the commercial management of the VL8 and Suez8 pools respectively. Such revenue sharing arrangements will consist of a 15% share of the revenue of the commercial manager of the Suez8 pool in respect of its Suez8 pool revenues and a 10% (and as much as a 15%) share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, in each case as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the applicable pool. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Non-Binding Term Sheet” for further information regarding these expected arrangements.

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

As of September 30, 2015 and December 31, 2014, 0 and 17 of our vessels, respectively, were chartered into the Unique Tankers pool. As described above, we have transitioned the employment of all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, to existing Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We have, at all times, been the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool have been chartered on the spot voyage market. Since all vessels in the Unique Tankers pool were owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we recognized revenues from the Unique Tankers pool based upon the percentage of voyage completion. See Note 13 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for more information on the Unique Tankers pool.

As of September 30, 2015, twenty of our vessels were deployed in the Navig8 pools, and all the vessels in the Navig8 pools have been chartered on the spot voyage market. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 13 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for more information on the Navig8 pools.

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

The following table shows the calculation of net voyage revenues for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Statement Data:
Voyage revenues	$89,291	$92,973	$327,173	$299,580
Voyage expenses	10,527	61,186	93,203	188,061
Net voyage revenues	$78,764	$31,787	$233,970	$111,519

As used in this report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool, but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

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

Results of Operations

Set forth below are selected historical consolidated and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Statement Data:
Voyage revenues	$89,291	$92,973	$327,173	$299,580
Voyage expenses	10,527	61,186	93,203	188,061
Direct vessel operating expenses	20,539	20,866	62,583	64,061
Navig8 charterhire expenses	4,688	—	7,287	—
General and administrative expenses	8,200	5,044	28,144	16,817
Depreciation and amortization	11,600	11,665	33,610	34,341
Goodwill impairment	—	—	—	1,249
Loss on disposal of vessels and vessel equipment	101	274	248	8,309
Closing of Portugal office	146	536	507	4,757
Total operating expenses	55,801	99,571	225,582	317,595
Operating income (loss)	33,490	(6,598)	101,591	(18,015)
Net interest expense	(193)	(7,816)	(11,133)	(22,090)
Other financing costs	—	—	(6,040)	—
Net other income (expense)	(69)	132	(370)	—
Total other expenses	(262)	(7,684)	(17,543)	(22,090)
Net income (loss)	$33,228	$(14,282)	$84,048	$(40,105)
Income (loss) per common share:
Basic(1)	$0.41	$(0.43)	$1.50	$(1.36)
Diluted(1)	$0.40	$(0.43)	$1.49	$(1.36)
Weighted-average shares outstanding—basic (1):	81,757,574	33,273,194	56,206,750	29,555,847
Weighted-average shares outstanding—diluted(1):	82,479,465	33,273,194	56,448,100	29,555,847

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

At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholder. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change. Through September 30, 2015 we issued a total of 31,465,989 shares of our common stock as merger consideration, including the 31, 233,170 originally deposited in the aforementioned trust account. See “Liquidity and Capital Resources—Recent Equity Issuances” for information on equity issuances to former Navig8 shareholders through November 9, 2015.

In connection with the closing of the 2015 merger, we issued 483,970 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired 14 VLCC vessels under construction of $435.4 million, a chartered-in VLCC vessel (pursuant to a time charter which is currently anticipated to expire in February 2016), and cash and cash equivalents of $28.9 million on May 7, 2015. For more information regarding the 2015 merger, see

Note 2 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report.

(dollars in thousands)	September 30, 2015	December 31, 2014
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$244,598	$147,303
Total current assets	308,149	230,662
Vessels, net of accumulated depreciation	895,414	814,528
Vessels under construction	809,490	257,581
Total assets	2,125,248	1,360,925
Current liabilities (including current portion of long-term debt)	153,890	52,770
Total long-term debt (excluding current portion)	669,426	790,835
Total liabilities	823,613	843,776
Shareholders’ equity	1,301,635	517,149

	Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Cash Flow Data:
Net cash provided by (used in) operating activities	$111,030	$(10,324)
Net cash used in investing activities	(187,857)	(215,378)
Net cash provided by financing activities	173,793	299,534

	Three months ended		Nine Months Ended
(dollars in thousands except fleet data and daily results)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fleet Data:
Total number of owned vessels at end of period(1)	26.0	25.0	26.0	25.0
Total number of owned and chartered-in vessels at end of period (1)	27.0	25.0	27.0	25.0
Average number of owned vessels(1)	25.2	25.3	25.1	25.9
Average number of owned and chartered-in vessels (1)	26.1	25.3	25.6	25.9
Total operating days for fleet(2)	2,224	2,227	6,646	6,594
Total time charter days for fleet	205	184	678	402
Total spot market days for fleet	551	2,043	4,408	6,192
Total Navig8 pool days for fleet	1,468	—	1,560	—
Total calendar days for fleet(3)	2,404	2,330	6,983	7,079
Fleet utilization(4)	92.5%	95.6%	95.2%	93.1%
Average Daily Results:
Time charter equivalent(5)	$35,422	$14,276	$35,207	$16,912
VLCC	51,164	7,836	45,064	15,537
Suezmax	32,014	17,338	34,375	17,069
Aframax	25,742	17,500	29,789	20,682
Panamax	17,386	17,077	22,231	17,355
Handymax	15,647	7,141	18,642	8,257
Direct vessel operating expenses(6)	8,853	8,955	8,952	9,049
General and administrative expenses(7)	3,400	2,165	4,026	2,376
Total vessel operating expenses(8)	11,915	11,120	12,978	11,425
Other Data:
EBITDA(9)	$45,021	$5,199	$128,791	$16,326
Adjusted EBITDA(9)	$46,811	$6,256	$147,194	$31,609

(1)                                 Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period. Total number and average number of vessels exclude our VLCC newbuildings prior to delivery. Total number and average number of owned and chartered-in vessels include Nave Quasar chartered-in from Navig8 Inc. for the period from May 8, 2015 to September 30, 2015.

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$33,228	$(14,282)	$84,048	$(40,105)
Net interest expense	193	7,816	11,133	22,090
Depreciation and amortization	11,600	11,665	33,610	34,341
EBITDA	45,021	5,199	128,791	16,326
Adjustments
Loss on disposal of vessels and vessel equipment	101	274	248	2,009
Goodwill impairment	—	—	—	1,249
Loss on impairment of vessel held for sale	—	—	—	6,300
Expenses of warrants and stock-based compensation	1,543	247	11,608	968
Other financing costs	—	—	6,040	—
Closing of Portugal office	146	536	507	4,757
Adjusted EBITDA	$46,811	$6,256	$147,194	$31,609

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Voyage revenues.  Voyage revenues decreased by $3.7 million, or 4.0%, to $89.3 million for the three months ended September 30, 2015 compared to $93.0 million for the prior year period. The decrease was primarily attributable to the fact that we employed a majority of our vessels in the Navig8 pools during the three months ended September 30, 2015 and we did not do so in the prior year period. Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses which are the responsibility of the pool, which reduces voyage revenues. Our vessel operating days at Navig8 pools increased to 1,468 days for the three months ended September 30, 2015 compared to 0 days during the prior year period. As a result, our Navig8 pool revenues increased to $56.0 million for the three months ended September 30, 2015, representing 62.7% of total voyage revenues during the period, compared to $0 during the prior year period. Included in our Navig8 pool revenues were pool revenues associated with the chartered-in vessel Nave Quasar. In connection with the transition of our vessels from the spot market into the Navig8 pools, our spot charter revenues decreased by $63.0 million, or 70.5%, to $26.3 million for the three months ended September 30, 2015 compared to $89.3 million for the prior year period. This decrease was primarily the result of a decrease in our spot market days by 1,492 days, or 73.0%, to 551 days for the three months ended September 30, 2015 compared to 2,043 days for the prior year period. This decrease was partially offset by the increase in spot market hire rates during the three months ended September 30, 2015 compared to the prior year period.

Also contributing to the decrease in voyage revenues was the decrease in our fleet utilization by 3.4% to 92.2% for the three months ended September 30, 2015 compared to 95.6% for the prior year period.  Fleet utilization was negatively affected as we incurred more offhire days for scheduled drydocks and change of vessel management during the three months ended September 30, 2015 as compared to the prior year period.

Partially offsetting the decrease in voyage revenues was an increase in time charter revenues of $3.3 million, or 89.7%, to $6.9 million for the three months ended September 30, 2015 compared to $3.6 million for the prior year period, primarily as a result of increases in time charter hire rates and time charter days for this period as compared to the prior year period. Our time charter days increased by 21 days, or 11.4%, to 205 days for the three months ended September 30, 2015 compared to 184 days for the prior year period.

The decrease in voyage revenues was also partially offset by the increase in our average fleet size of 0.9 vessels, or 3.6%, to 26.2 vessels (4.0 Aframax, 11.0 Suezmax, 7.2 owned VLCC, 1.0 chartered-in VLCC, 2.0 Panamax, and 1.0 Handymax) for the three months ended September 30, 2015 compared to 25.3 vessels (4.0 Aframax, 11.3 Suezmax, 7.0 owned VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year period. The increase in our average fleet size was primarily due to the addition of a chartered-in vessel, Nave Quasar, which we recorded as on hire since the consummation of the 2015 merger, and was partially offset by the sale of one Suezmax vessel in July 2014.

Voyage expenses.  Voyage expenses decreased by $50.7 million, or 82.8%, to $10.5 million for the three months ended September 30, 2015 compared to $61.2 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the 73.0% decrease in our spot market days as a result of transitioning our vessels from spot market into the Navig8 pools, as well as the decrease in oil prices during the three months ended September 30, 2015 as compared to the prior year period. No material voyage expenses are associated with our vessels deployed in the Navig8 pool as Navig8 pool revenues are presented on net basis after deduction of voyage expenses.

Fuel costs, which represent the largest component of voyage expenses, decreased by $38.6 million, or 85.3%, to $6.6 million for the three months ended September 30, 2015 compared to $45.2 million for the prior year period. This decrease in fuel costs was primarily attributable to the 73.0% decrease in our spot market days discussed above during the three months ended September 30, 2015 as compared to the prior year period. Also contributing to the decrease in fuel costs was a decrease in the fuel costs per spot market day of $10,105, or 45.6%, to $12,039 for the three months ended September 30, 2015 compared to $22,144 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the three months ended September 30, 2015 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $9.8 million, or 77.5%, to $2.8 million for the three months ended September 30, 2015 compared to $12.6 million for the prior year period. The decrease in port costs was primarily due to the 73.0% decrease in our spot market days discussed above during the three months ended September 30, 2015 as compared to the prior year period. Also contributing to the decrease in port costs was the decrease in port costs per spot market day by $1,031, or 16.7%, to $5,128 for the three months ended September 30, 2015 compared to $6,159 for the prior year period. The decrease in port costs per spot market day was primarily the result of the differences in the ports visited during the three months ended September 30, 2015 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $47.0 million, or 147.8%, to $78.8 million for the three months ended September 30, 2015 compared to $31.8 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher TCE rates earned during the three months ended September 30, 2015 compared to the prior year period, primarily resulting from a higher charter rate environment, combined with lower fuel costs. Our average daily TCE rate increased by $21,146, or 148.1%, to $35,422 for the three months ended September 30, 2015 compared to $14,276 for the prior year period. Our average daily spot market TCE rate increased by $14,967, or 108.2%, to $28,804 for the three months ended September 30, 2015 compared to $13,837 for the prior year period, and our average daily time charter TCE rate increased by $14,434, or 75.4%, to $33,582 for the three months ended September 30, 2015 compared to $19,148 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $38,165 for the three months ended September 30, 2015. We did not have any vessels deployed in the Navig8 pools in the prior year period. Also contributing to the increase in net voyage revenues was the increase in our fleet size (including our owned vessels and chartered-in vessel) of 0.9 vessels, or 3.6% during the three months ended September 30, 2015 compared to the prior year period as discussed above. The increase in net voyage revenues was partially offset by the decrease in our fleet utilization of 3.4% during the three months ended September 30, 2015 as compared to the prior year period as discussed above.

The following is additional data pertaining to net voyage revenues:

	Three Months ended September 30,		Increase	%
	2015	2014	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$6,291	$—	$6,291	n/a
Suezmax	582	3,523	(2,941)	(83.5)%
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	6,873	3,523	3,350	95.1
Spot charter:
VLCC	1,729	4,856	(3,127)	(64.4)
Suezmax	9,051	13,530	(4,479)	(33.1)
Aframax	479	6,132	(5,653)	(92.2)
Panamax	3,182	3,088	94	3.0
Handymax	1,439	657	782	119.0
Total	15,880	28,263	(12,383)	(43.8)
Navig8 pools:
VLCC	29,421	—	29,421	n/a
Suezmax	17,824	—	17,824	n/a
Aframax	8,766	—	8,766	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	56,011	—	56,011	n/a
Total Net Voyage Revenue	$78,764	$31,786	$46,978	147.8
Vessel operating days:
Time charter:
VLCC	174	—	174	n/a

	Three Months ended September 30,		Increase	%
	2015	2014	(Decrease)	Change
Suezmax	31	184	(153)	(83.2)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	205	184	21	11.4
Spot charter:
VLCC	48	620	(572)	(92.3)
Suezmax	215	800	(585)	(73.1)
Aframax	13	350	(337)	(96.3)
Panamax	183	181	2	1.1
Handymax	92	92	—	0.0
Total	551	2,043	(1,492)	(73.0)
Navig8 pools:
VLCC	510	—	510	n/a
Suezmax	611	—	611	n/a
Aframax	347	—	347	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	1,468	—	1,468	n/a
Total Operating Days for Fleet	2,224	2,227	(3)	(0.1)
Total Calendar Days for Fleet	2,404	2,330	74	3.2
Fleet Utilization	92.5%	95.6%	(3.1)%	(3.2)
Average Number of Owned Vessels	25.2	25.3	(0.1)	(0.4)
Average Number of Owned and Chartered-in Vessels	26.1	25.3	0.9	3.6
Time Charter Equivalent (TCE):
Time charter:
VLCC	$36,154	$—	$36,154	n/a
Suezmax	18,983	19,148	(165)	(0.9)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	33,582	19,148	14,434	75.4
Spot charter:
VLCC	36,154	7,836	28,318	361.4
Suezmax	41,954	16,922	25,032	147.9
Aframax	37,567	17,500	20,067	114.7
Panamax	17,386	17,077	309	1.8
Handymax	15,647	7,141	8,506	119.1
Combined	28,804	13,837	14,967	108.2
Navig8 pools:
VLCC	57,693	—	57,693	n/a
Suezmax	29,159	—	29,159	n/a
Aframax	25,306	—	25,306	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	38,165	—	38,165	n/a
Fleet TCE	$35,422	$14,276	$21,146	148.1

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels decreased by $0.3 million, or 1.6%, to $20.5 million for the three months ended September 30, 2015 compared to $20.9 million for the prior year period. This decrease in direct vessel operating expenses was primarily due to the decrease in our daily direct vessel operating expenses during the three months ended September 30, 2015 compared to the prior year period. On a daily basis, direct vessel operating expenses per vessel decreased by $102, or by 1.1%, to $8,853 for the three months ended September 30, 2015 compared to $8,955 for the prior year period, primarily as a result of lower crew costs as well as lower insurance costs during the three months ended September 30, 2015 compared to the prior year period. In the prior year period, we incurred additional crew costs in connection with changes in technical management for our fleet which did not recur during the three months ended September 30, 2015. We also incurred higher insurance costs during the prior year period primarily attributable to certain non-recoverable insurance costs. The decrease in direct vessel operating expenses was also attributable to the decrease in the size of our owned fleet (excluding Nave Quasar, a chartered-in vessel) by 0.4% for the three months ended September 30, 2015 compared to the prior year period.

The decrease in daily direct vessel operating expenses was partially offset by an increase in vessel management expenses. During the period from May 2014 to November 2014, we changed the vessel management of 13 vessels from our Portugal office to a third-party ship management company, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses for the three months ended September 30, 2015 as compared to the prior year period.

We anticipate that direct vessel operating expenses will increase in the fourth quarter of 2015 as compared to the fourth quarter of 2014 due to the expected increase in the average size of our fleet during the fourth quarter of 2015.  We estimate direct vessel operating expenses will increase by approximately $2.0 million during the three months ended December 31, 2015 compared to the three months ended September 30, 2015 based on our direct vessel operating expenses budget for 2015 and considering the budgeted cost of the new vessels joining the fleet.  Our budget is based on prior year actual performance and estimates of costs provided by third-party technical managers based on expected vessel requirements.  The budgeted amounts include no provisions for unanticipated repair or other costs.  We cannot assure you that our budgeted amounts will reflect our actual results.  Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased to $4.7 million for the three months ended September 30, 2015 compared to $0 for the prior year period. These charterhire expenses were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) prior to the 2015 merger from a related party. The time charter under which this vessel was chartered-in is anticipated to expire in February 2016. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger in May 2015. See “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter” for more information on the Nave Quasar time charter.

General and Administrative Expenses.  General and administrative expenses increased by $3.2 million, or 62.6%, to $8.2 million for the three months ended September 30, 2015 compared to $5.0 million for the prior year period. The primary factors contributing to this increase were an increase in the compensation costs of restricted stock units of $1.5 million and an increase in office bonus of $0.3 million for the accrual of executive bonuses for the three months ended September 30, 2015 compared to the prior year period. The restricted stock units were granted in connection with the pricing of our initial public offering and we recognized compensation expense upon the immediate vesting of a portion of the restricted stock units and the vesting of an additional portion upon the consummation of our initial public offering. We estimate that we will recognize an additional $1.5 million of compensation expense in the last quarter of 2015 and $10.0 million for the years thereafter in connection with restricted stock units. See Note 17 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for further detail regarding these restricted stock units.

Also contributing to the increase in general and administrative expenses was an increase in legal expense of $1.4 million, primarily for refinancing activities as well as other matters, during the three months ended September 30, 2015 compared to the prior year period.

We anticipate our general and administrative costs to increase in 2015 as compared to 2014 due to increased costs related to becoming a public company.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, decreased by $0.1 million, or 0.6%, to $11.6 million for the three months ended September 30, 2015 compared to $11.7 million for the prior year period. Vessel depreciation decreased $0.6 million while amortization of drydocking costs increased $0.5 million during the three months ended September 30, 2015 compared to the prior year period. The decrease in vessel depreciation was primarily due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015. Such decrease in the depreciation of vessels was largely offset by the increase in the amortization of drydocking costs, which was primarily due to additional drydocking costs incurred during the twelve months period from October 1, 2014 to September 30, 2015.

Loss on Disposal of Vessels and Vessel Equipment.  During the three months ended September 30, 2015 and 2014, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.1 million and $0.3 million, respectively.

Closing of Portugal Office. We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in November 2014. Costs incurred associated with the closing of the Portugal office decreased by $0.4 million, or by 72.8%, to $0.1 million for the three months ended September 30, 2015 compared to $0.5 million for the prior year period, as most of the severance costs were incurred in the prior year period.

Net Interest Expense.  Net interest expense decreased by $7.6 million, or 97.5%, to $0.2 million for the three months ended September 30, 2015 compared to $7.8 million for the prior year period. Such decrease was primarily attributable to the increase in the capitalization of interest expense associated with vessel construction of $9.2 million, or by 286.4%, to $12.4 million for the three months ended September 30, 2015 compared to $3.2 million for the prior year period as a result of our acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. For the three months ended September 30, 2015, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings under construction while for the prior year period, we capitalized interest only for the 2014 acquired VLCC newbuildings. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels. The decrease in interest expense was partially offset by the increase in our weighted average debt balance by $5.8 million, or 0.7%, to $795.2 million for the three months ended September 30, 2015 compared to $789.3 million for the prior year period primarily as a result of the accrual of payment-in-kind interest on our senior notes.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Voyage revenues.  Voyage revenues increased by $27.6 million, or 9.2%, to $327.2 million for the nine months ended September 30, 2015 compared to $299.6 million for the prior year period, primarily attributable to the increase in hire rates during the nine months ended September 30, 2015 compared to the prior year period, which was partially offset by the transition of our vessels from the spot market into the Navig8 pools during the three months ended September 30, 2015. Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses which are the responsibility of the pool, which reduces voyage revenues. Our vessel operating days at Navig8 pools increased to 1,560 days for the nine months ended September 30, 2015 compared to 0 days during the prior year period. As a result, our Navig8 pool revenues increased to $60.2 million for the nine months ended September 30, 2015 compared to $0 during the prior year period. Included in our Navig8 pool revenues were pool revenues associated with the chartered-in vessel Nave Quasar. In connection with the transition of our vessels from the spot market into the Navig8 pools, our spot market revenues decreased by $46.5 million, or 15.9%, to $245.3 million for the nine months ended September 30, 2015 compared to $291.8 million for the prior year period. This decrease was primarily the result of a decrease in our spot market days by 1,784 days, or 28.8%, to 4,408 days for the nine months ended September 30, 2015 compared to 6,192 days for the prior year period. This decrease was partially offset by the increase in spot market hire rates during the nine months ended September 30, 2015 compared to the prior year period.

Also contributing to the increase in voyage revenues was an increase in time charter revenues of $13.8 million, or 176.9%, to $21.6 million for the nine months ended September 30, 2015 compared to $7.8 million for the prior year period, primarily as a result of increase in time charter hire rates and time charter days for this period as compared to the prior year period. Our time charter days increased by 276 days, or 68.7%, to 678 days for the nine months ended September 30, 2015 compared to 402 days for the prior year period.

Also contributing to the increase in voyage revenues was the increase in our fleet utilization by 1.9% to 95.1% for the nine months ended September 30, 2015 compared to 93.2% for the prior year period as we incurred more offhire days for scheduled drydocks during the prior year period.

The increase in voyage revenues was partially offset by the decrease in our vessel operating days (including owned vessels and chartered-in vessel) of 52 days, or 0.79%, to 6,646 days for the nine months ended September 30, 2015 compared to 6,594 days for the prior year period. Such decrease in vessel operating days was primarily attributable to the decrease in our average fleet size of 0.3 vessels, or 1.2%, to 25.6 vessels (4.0 Aframax, 11.0 Suezmax, 7.1 owned VLCC, 0.5 chartered-in VLCC, 2.0 Panamax, and 1.0 Handymax) for the nine months ended September 30, 2015 compared to 25.9 vessels (4.2 Aframax, 11.7 Suezmax, 7.0 owned VLCC, 2.0 Panamax and 1.0 Handymax) for the prior year period. The decrease in our fleet size was primarily due to the sale of one Aframax vessel and one Suezmax vessel in February 2014 and July 2014, respectively, which was partially offset by the addition of chartered-in vessel, Nave Quasar, which we recorded as on hire since the consummation of the 2015 merger.

Voyage expenses.  Voyage expenses decreased by $94.9 million, or 50.4%, to $93.2 million for the nine months ended September 30, 2015 compared to $188.1 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the 28.8% decrease in our spot market days as a result of transitioning our vessels from spot market into the Navig8 pools, as well as the decrease in oil prices during the nine months ended September 30, 2015 as compared to the prior year period. No material voyage expenses are associated with our vessels deployed in the Navig8 pool as Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses.

Fuel costs, which represent the largest component of voyage expenses, decreased by $86.9 million, or 59.9%, to $58.2 million for the nine months ended September 30, 2015 compared to $145.1 million for the prior year period. This decrease in fuel costs was primarily attributable to a decrease in the fuel costs per spot market day of $10,222, or 43.6%, to $13,213 for the nine months ended September 30, 2015 compared to $23,435 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the nine months ended September 30, 2015 compared to the prior year period. Also contributing to the decrease in fuel costs was the decrease in spot market days discussed above during the nine months ended September 30, 2015 as compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $5.0 million, or 16.3%, to $25.9 million for the nine months ended September 30, 2015 compared to $30.9 million for the prior year period. The decrease in port costs was primarily due to the 28.8% decrease in spot market days discussed above during the nine months ended September 30, 2015 as compared to the prior year period. Partially offsetting the decrease in spot market days was an increase in port costs per spot market day by $878, or 17.6%, to $5,865 for the nine months ended September 30, 2015 compared to $4,987 for the prior year period. The increase in port costs per spot market day was primarily the result of the differences in the ports visited during the nine months ended September 30, 2015 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $122.5 million, or 109.8%, to $234.0 million for the nine months ended September 30, 2015 compared to $111.5 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher TCE rates earned during the nine months ended September 30, 2015 compared to the prior year period, primarily resulting from a higher charter rate environment, combined with lower fuel costs. Our average daily TCE rate increased by $18,295, or 108.2%, to $35,207 for the nine months ended September 30, 2015 compared to $16,912 for the prior year period. Our average daily spot market TCE rate increased by $17,812, or 106.1%, to $34,603 for the nine months ended September 30, 2015 compared to $16,791 for the prior year period, and our average daily time charter TCE rate increased by $12,555, or 66.9%, to $31,325 for the nine months ended September 30, 2015 compared to $18,770 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $38,601 for the nine months ended September 30, 2015. We did not have any vessels deployed in the Navig8 pools in the prior year period. Also contributing to the increase in net voyage revenues was the increase in our fleet utilization of 1.9% during the nine months ended September 30, 2015 as compared to the prior year period as discussed above. The increase in voyage revenues was partially offset by the decrease in our vessel operating days (including owned vessels and chartered-in vessel) of 52 days, or 0.79%, to 6,646 days for the nine months ended September 30, 2015 compared to 6,594 days for the prior year period. Such decrease in vessel operating days was primarily attributable to the decrease in our average fleet size (including our owned vessels and chartered-in vessel) of 0.3 vessels, or 1.2% during the nine months ended September 30, 2015 compared to the prior year period as discussed above.

The average daily spot market TCE rate of our VLCC fleet of $41,801 for the nine months ended September 30, 2015 was negatively affected by our planned reduction in the number of our third-party technical managers during the nine months ended September 30, 2015. As is customary in connection with technical manager transitions, we were required to reestablish previously obtained vetting approvals for 5 of our VLCC vessels deployed on the spot market, and took voyages for these vessels at unfavorable rates during this process. These voyages allowed us to obtain new approvals after the completion of the required SIRE discharge inspection under the new technical manager.

The following is additional data pertaining to net voyage revenues:

	Nine Months ended September 30,		Increase	%
	2015	2014	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$17,218	$—	$17,218	n/a
Suezmax	4,025	7,541	(3,516)	(46.6)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	21,243	7,541	13,702	181.7
Spot charter:
VLCC	38,925	28,947	9,978	34.5
Suezmax	75,459	43,803	31,656	72.3
Aframax	21,107	22,464	(1,357)	(6.0)
Panamax	11,950	6,684	5,266	78.8
Handymax	5,073	2,080	2,993	143.9
Total	152,514	103,978	48,536	46.7
Navig8 pools:
VLCC	32,717	—	32,717	n/a
Suezmax	17,824	—	17,824	n/a
Aframax	9,672	—	9,672	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	60,213	—	60,213	n/a
Total Net Voyage Revenue	$233,970	$111,519	$122,451	109.8
Vessel operating days:
Time charter:
VLCC	466	—	466	n/a
Suezmax	212	402	(190)	(47.3)
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	678	402	276	68.7
Spot charter:
VLCC	932	1,863	(931)	(50.0)
Suezmax	2,008	2,606	(598)	(22.9)

	Nine Months ended September 30,		Increase	%
	2015	2014	(Decrease)	Change
Aframax	659	1,086	(427)	(39.3)
Panamax	537	385	152	39.5
Handymax	272	252	20	7.9
Total	4,408	6,192	(1,784)	(28.8)
Navig8 pools:
VLCC	574	—	574	n/a
Suezmax	611	—	611	n/a
Aframax	375	—	375	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Total	1,560	—	1,560	n/a
Total Operating Days for Fleet	6,646	6,594	(52)	(0.8)
Total Calendar Days for Fleet	6,983	7,079	(96)	(1.4)
Fleet Utilization	95.2%	93.1%	(2.1)%	(2.3)
Average Number Of Owned Vessels	25.1	25.9	(0.8)	(3.1)
Average Number Of Owned and Chartered-in Vessels	25.6	25.9	(0.3)	(1.2)
Time Charter Equivalent (TCE):
Time charter:
VLCC	$36,910	$—	$36,910	n/a
Suezmax	19,014	18,770	244	1.3
Aframax	—	—	—	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	31,325	18,770	12,555	66.9
Spot charter:
VLCC	41,801	15,537	26,264	169.0
Suezmax	37,582	16,807	20,775	123.6
Aframax	32,039	20,682	11,357	54.9
Panamax	22,231	17,355	4,876	28.1
Handymax	18,642	8,257	10,385	125.8
Combined	34,603	16,791	17,812	106.1
Navig8 pools:
VLCC	56,979	—	56,979	n/a
Suezmax	29,159	—	29,159	n/a
Aframax	25,831	—	25,831	n/a
Panamax	—	—	—	n/a
Handymax	—	—	—	n/a
Combined	38,601	—	38,601	n/a
Fleet TCE	$35,207	$16,912	$18,295	108.2

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels decreased by $1.5 million, or 2.3%, to $62.6 million for the nine months ended September 30, 2015 compared to $64.1 million for the prior year period. This decrease in direct vessel operating expenses primarily related to the decrease in the size of our owned fleet (excluding Nave Quasar, a chartered-in vessel) by 3.1% for the nine months ended September 30, 2015 compared to the prior year period.

The decrease in direct vessel operating expenses was partially offset by an increase in our daily direct vessel operating expenses during the nine months ended September 30, 2015 as compared to the prior year period. On a daily basis, direct vessel operating expenses per vessel increased by $94, or 1.0%, to $9,143 for the nine months ended

September 30, 2015 compared to $9,049 for the prior year period, primarily as a result of higher vessel management fees during the nine months ended September 30, 2015 compared to the prior year period, as a result of changes in the technical management discussed above. Partially offsetting this increase in vessel management fees was a decrease in vessel maintenance and repair expenses primarily due to lower maintenance and repair expenses during vessel drydocks as well as a decrease in crew costs during the nine months ended September 30, 2015 as compared to the prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased to $7.3 million for the nine months ended September 30, 2015 compared to $0 for the prior year period. These charterhire expenses, which were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) prior to the 2015 merger from a related party. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger on May 7, 2015.  See “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter” for more information on the Nave Quasar time charter.

General and Administrative Expenses.  General and administrative expenses increased by $11.3 million, or 67.4%, to $28.1 million for the nine months ended September 30, 2015 compared to $16.8 million for the prior year period. The primary factors contributing to this increase were an increase in the compensation costs of restricted stock units of $10.4 million and an increase in office bonus of $0.8 million for the accrual of executive bonuses during the nine months ended September 30, 2015 compared to the prior year period. The compensation costs of restricted stock units were incurred as a result of a vesting of a portion of the restricted stock units granted in connection with the pricing of our initial public offering. See Note 17 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for further detail regarding these restricted stock units.

The increase in general and administrative expenses was also attributable to an increase in legal fees of $1.7 million for various matters, primarily associated with the refinancing activities, as well as the inclusion of general and administration expenses associated with Gener8 Maritime Subsidiary Inc. (which became our subsidiary upon the consummation of the 2015 merger) of $0.8 million for the nine months ended September 30, 2015 which were not incurred during the prior year period. The increase in general and administrative expenses was partially offset by a decrease in expenses of $2.7 million for the nine months ended September 30, 2015 as compared to the prior year period as a result of the winding down of our Portugal office.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, decreased by $0.7 million, or 2.1%, to $33.6 million for the nine months ended September 30, 2015 compared to $34.3 million for the prior year period. Vessel depreciation decreased $2.4 million while amortization of drydocking costs increased $1.8 million during the nine months ended September 30, 2015 compared to the prior year period. The decrease in vessel depreciation was primarily due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015, as well as a 3.1% decrease in our owned vessels discussed above during the nine months ended September 30, 2015 compared to the prior year period. Such decrease in the depreciation of vessels was partially offset by the increase in the amortization of drydocking costs, which was primarily due to additional drydocking costs incurred during the twelve months period from October 1, 2014 to September 30, 2015.

Vessel Impairment and Goodwill Impairment.  No vessel impairment or goodwill impairment was deemed necessary for the nine months ended September 30, 2015. We sold one Suezmax vessel in July 2014, and as a result, loss on impairment of vessel was $6.3 million for the nine months ended September 30, 2014. Goodwill associated with the vessel’s reporting unit of $1.2 million was also written-off during the nine months ended September 30, 2014. For more information, see “—Critical Accounting Policies — Impairment of Long-lived Assets” and “—Critical Accounting Policies—Goodwill” below.

Loss on Disposal of Vessels and Vessel Equipment.  During the nine months ended September 30, 2015 and 2014, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.2 million and $8.3 million (including the loss on sale of vessel of $6.8 million), respectively.

Closing of Portugal Office. We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in November 2014. Costs incurred associated with the closing of the Portugal office decreased by $4.3 million, or by 89.3%, to $0.5 million for the nine months ended September 30, 2015 compared to $4.8 million for the prior year period, as most of the severance costs were incurred in the prior year period.

Net Interest Expense.  Net interest expense decreased by $11.0 million, or 49.6%, to $11.1 million for the nine months ended September 30, 2015 compared to $22.1 million for the prior year period. Such decrease was primarily attributable to the increase in capitalization of interest expense associated with vessel construction of $18.3 million, or by 326.1%, to $23.9 million for the nine months ended September 30, 2015 compared to $5.6 million for the prior year period as a result of our acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels. The decrease in interest expense was partially offset by the increase in our weighted average debt balance by $60.4 million, or 8.2%, to $794.5 million for the nine months ended September 30, 2015 compared to $734.1 million for the prior year period primarily as a result of the accrual of payment-in-kind interest on our senior notes.

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

On September 3, 2015, we entered into a term loan facility, which we refer to as the “Korean Export Credit Facility,” dated as of August 31, 2015 to fund a portion of the remaining installment payments due under shipbuilding contracts for our 15 VLCC newbuildings, two of which have been delivered. On September 3, 2015, we also entered into a term loan facility, which we refer to as the “refinancing facility,” in order to refinance (i) the Third Amended and Restated Credit Agreement, dated as of May 17, 2012, or the “$508M credit facility,” and (ii) the Second Amended and Restated Credit Agreement, dated as of May 17, 2012, or the “$273M Credit Facility.” The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. The loans under the refinancing facility will mature on September 3, 2020. On October 21, 2015, we entered into in the Citibank Facility (as defined below) to borrow the amount of $60.2 million to fund the delivery of the Gener8 Strength. In addition, we intend to enter into one or more credit facilities with export credit insurance support from the Chinese Export & Credit Insurance Corporation to repay the Citibank Facility and fund a portion of the purchase of the VLCC newbuildings being built at Chinese shipyards, which we refer to as the “Chinese Export Credit Facilities”  See “—Debt Financings—Korean Export Credit Facility,” “—Debt Financings—Refinancing Facility,” “—Debt Financings—Chinese Export Credit Facilities,” and “—Debt Financings—Citibank Facility” below for more information regarding these financings.

We expect to use borrowings under the Korean Export Credit Facility and under the Chinese Export Credit Facilities we intend to enter into, our operating cash flows and proceeds from past equity offerings to fund the amounts owed on our existing newbuilding commitments.  The Korean Export Credit Facility provides up to $963.7 million of debt financing which may be drawn in connection with the delivery of 15 of our VLCC newbuildings with Korean shipyards.  Approximately $62.9 million was drawn to fund the delivery of the Gener8 Neptune in September 2015, approximately $62.9 million was drawn to fund the delivery of the Gener8 Athena in October 2015, and, subject to the terms and conditions set forth in the Korean Export Credit Facility, an additional $837.9 million may be drawn in connection with the remaining 13 VLCC newbuildings expected to be delivered from Korean shipyards through the first quarter of 2017. We expect the Chinese Export Credit Facilities to provide for up to approximately $385 million in borrowings to refinance the Citibank Facility and to fund a portion of the installment payments in respect of the our VLCC newbuildings built at Chinese shipyards.

While we expect to utilize the Korean Export Credit Facility to fund a significant portion of our existing VLCC newbuildings, we do not currently have debt or other financing committed to fund the entirety of our existing VLCC newbuildings and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Our entry into the Chinese Export Credit Facilities as well as our ability to borrow thereunder will be subject to definitive documentation and customary closing conditions. Further, our ability to borrow any further amounts under the Korean Export Credit Facility is subject to various conditions. Accordingly no assurance can be given that the Chinese Export Credit Facilities will be procured on terms favorable to us, or at all, or that we will be able to borrow sufficient funds thereunder or under the Korean Export Credit Facility. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments.

We believe that our current cash balance as well as operating cash flows and future borrowings under our credit facilities (including the expected borrowings under the Korean Export Credit Facility and the Chinese Export Credit Facilities which we intend to enter into) will be sufficient to meet our liquidity needs for the next year. See Note 6 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for more information relating to the shipbuilding contracts for the VLCC newbuildings.

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

Recent Equity Issuances

During the period from May 18, 2012 through December 11, 2013, we issued 1,269,625 shares of Common Stock for aggregate gross proceeds of approximately $30.0 million and in satisfaction of approximately $5.9 million of liabilities. During this period, we also issued 10,146 shares of Series A Preferred Stock for aggregate gross proceeds of approximately $10.2 million. On December 11, 2013, we reclassified our existing Common Stock into Class A Common Stock. During the period from December 12, 2013 through June 24, 2015 we issued 21,391,530 shares of Class B Common Stock for aggregate gross proceeds of approximately $395.7 million. Additionally, during this period all 10,146 shares of Series A Preferred Stock were converted into 611,468 shares of Class B Common Stock.

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation. Additionally, pursuant to the terms of the 2015 merger, each former shareholder of Navig8 Crude that is determined by us to be permitted to receive our common stock pursuant to the Securities Act is entitled to merger consideration of 0.8947 shares of our common stock for each share of Navig8 Crude. Former shareholders of Navig8 Crude that are not determined by us to be permitted to receive our common stock pursuant to the Securities Act (e.g., shareholders that are not “accredited investors,” as defined in Regulation D promulgated under the Securities Act) are entitled to cash consideration.  At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of our common stock as consideration and would receive cash instead. During the period from May 8, 2015

(post-merger) to September 30, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration.  During the period from October 1, 2015 to November 9, 2015, $441,598 in cash and no additional shares were issued to former shareholders of Navig8 Crude as merger consideration. As of November 9, 2015, approximately $29,000 of cash remained in the trust account.

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

In connection with the 2015 merger, we also entered into an amended and restated warrant agreement with a former Navig8 warrant holder with 1,600,000 warrants providing this former Navig8 warrant holder the right to purchase 0.8947 shares of our common stock for each warrant held for $10.00 per warrant, or $11.18 per share (the “2015 warrants”). We also agreed to convert a Navig8 option into an option to purchase 13,420 shares of our common stock at an exercise price of $15.088 per share. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of the Form 10-Q for the quarterly period ended June 30, 2015 for further information on these unregistered equity issuances in connection with the Navig8 merger.

The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon our common shares reaching the following trading thresholds following the IPO: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume-weighted average price of our shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2 million.

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210 million. After underwriting commissions and other expenses, we received net proceeds of approximately $189.8 million. On July 17, 2015, as a result of the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares at the public offering price of $14.00 per share granted to them in connection with the IPO resulting in additional gross proceeds of approximately $26.4 million, we received additional net proceeds of approximately $24.6 million.

Debt Financings

Former Senior Secured Credit Facilities. Pursuant to the Chapter 11 plan, a prepetition revolving credit facility entered into by our wholly-owned subsidiary, Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to in this report as “Gener8 Maritime Sub II,” and a syndicate of commercial lenders was amended and restated on the effective date. Pursuant to the amended and restated credit facility, which we refer to as the “$508M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into tranche A term loans and the termination value of a related interest rate swap, together with interest thereon, was exchanged for tranche B term loans under the $508M credit facility. The $508M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $509.0 million.

Pursuant to the Chapter 11 plan, a prepetition term loan and revolving facility entered into by our wholly-owned subsidiary, Gener8 Maritime Subsidiary IV Corporation (formerly known as General Maritime Subsidiary II Corporation and referred to in this report as “Gener8 Maritime Sub IV,” and a syndicate of commercial lenders was amended and restated on the effective date. Pursuant to the amended and restated credit facility, which we refer to as the “$273M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into term loans and our outstanding term loans under the credit facility continued as term loans under the $273M credit facility. The $273M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $273.8 million. We refer to the $508M credit facility and the $273M credit facility as our “former senior secured credit facilities.” We refinanced the former senior secured credit facilities in September 2015.  The former senior secured credit facilities bore interest at a rate per annum based on LIBOR plus a margin of 4% per annum. See “—Refinancing Facility” below.

Refinancing Facility.  On September 3, 2015, we entered into a term loan facility, which we refer to as the “refinancing facility,” dated as of September 3, 2015, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to in this report as “Gener8 Maritime Sub II”), Gener8 Maritime, Inc., as parent, the lenders party thereto, and Nordea Bank Finland, PLC, New York Branch as Facility Agent and Collateral Agent in order to refinance (i) the $508M credit facility and (ii) the $273M Credit Facility. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 25 vessel-owning subsidiaries it owns, which we refer to as the “Gener8 Maritime Sub II vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub II vessel owning subsidiaries of substantially all their assets, and is guaranteed by Gener8 Maritime, Inc. and the Gener8 Maritime Sub II vessel owning subsidiaries. In addition, the refinancing facility is secured by a pledge of certain of our and Gener8 Maritime Sub II vessel owning subsidiaries’ respective bank accounts. As of September 30, 2015, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels, 2 Panamax vessels and 1 Handymax vessel.

Gener8 Maritime Sub II is obligated to repay the refinancing facility in 20 consecutive quarterly installments, the earliest installment of which is payable on December 31, 2015. Gener8 Maritime Sub II is also required to prepay the refinancing facility upon the occurrence of certain events, such as a sale for vessels held as collateral or total loss of a vessel.

We are required to comply with various collateral maintenance and financial covenants under the refinancing facility, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The refinancing facility also requires us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions.

The refinancing facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement. We are permitted to pay dividends and make prepayments under the Note and Guarantee Agreement so long as we satisfy certain conditions under our refinancing facility’s minimum cash balance and collateral maintenance tests subject to a cap of 50% of consolidated net income earned after the closing date of the refinancing facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization or write-off of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. We are also permitted to pay dividends in an amount not to exceed net cash proceeds received from our issuance of equity after the date of the refinancing facility. We may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as we satisfy certain conditions under our minimum cash balance and collateral maintenance tests. Further, we are allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and pay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

The refinancing facility includes customary events of default and remedies for credit facilities of this nature, including an event of default if a change of control occurs. In addition to other customary events that would constitute a change of control, a change of control under the refinancing facility would occur if a change of control, as defined in any indebtedness in excess of an aggregate principal amount of $20,000,000, occurs and such indebtedness becomes due and payable prior to its stated maturity date as a result of such change of control. If we do not comply with our financial and other covenants under the refinancing facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the refinancing facility.

Korean Export Credit Facility.  On September 3, 2015, we entered into a term loan facility, which we refer to as the “Korean Export Credit Facility,” dated as of August 31, 2015, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VIII Inc., referred to in this report as “Gener8 Maritime Sub VIII”, as borrower; Gener8 Maritime, Inc., as the parent guarantor; our wholly-owned subsidiary, Gener8 Maritime Sub V, as the borrower’s direct sole shareholder; the borrower’s 15 wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea, or “KEXIM”; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by us at that time. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans, which we refer to as the “commercial tranche,” to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, a tranche of term loans, which we refer to as the “KEXIM guaranteed tranche,” to be fully guaranteed by KEXIM up to the aggregate approximate amount of up to $139.7 million, a tranche of term loans, which we refer to as the “KEXIM funded tranche,” to be made available by KEXIM up to the aggregate approximate amount of $197.4 million, and a tranche of term loans, which we refer to as the “K-Sure tranche,” insured by Korea Trade Insurance Corporation, or “K-Sure,” up to the aggregate approximate amount of $344.6 million.

At or around the time of delivery of each of the 15 VLCC newbuildings, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. We refer to such loan as a “vessel loan.” Each vessel loan will be allocated pro rata to each lender of the commercial tranche, KEXIM guaranteed tranche, KEXIM funded tranche and K-Sure tranche based on their commitment, other than the vessel loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which will be fully funded by the lenders of the Commercial Tranche. Our ability to utilize these funds is subject to the actual delivery of the vessel. On September 9, 2015, Gener8 Maritime Sub VIII borrowed approximately $62.9 million to fund the delivery of Gener8 Neptune on September 11, 2015. On October 28, 2015, Gener8 Maritime Sub VIII borrowed approximately $62.9 million to fund the delivery of Gener8 Athena on October 28, 2015.

Each vessel loan will mature, in respect of the commercial tranche, on the date falling 60 months from the date of borrowing of that vessel loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that vessel loan. KEXIM and K-Sure have the option of requiring prepayment of their respective tranches if the commercial tranche is not, upon its termination date, fully refinanced or renewed by the commercial lenders. Upon exercise of such option, all outstanding amounts under the relevant tranche must be repaid upon the termination date of the commercial tranche.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 15 wholly-owned subsidiaries intended to own vessels or newbuildings, which we refer to as the Gener8 Maritime Sub VIII vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub VIII vessel owning subsidiaries of substantially all their assets, and is guaranteed by Gener8 Maritime, Inc., Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII vessel owning subsidiaries. In addition, the Korean Export Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Sub VIII vessel owning subsidiaries’ respective bank accounts. As of September 7, 2015, the Gener8 Maritime Sub VIII vessel owning subsidiaries were party to shipbuilding contracts with Korean shipyards for the construction and delivery of five VLCC newbuildings and party to ship delivery agreements with Gener8 Maritime Subsidiary Inc. (our wholly-owned subsidiary and the party to eight additional shipbuilding contracts with Korean shipyards) for the delivery of eight additional VLCCs newbuildings. We intend to novate two additional shipbuilding contracts that are held by direct wholly-owned subsidiaries of Gener8 Maritime Sub V to the Gener8 Maritime Sub VIII vessel owning subsidiaries.

Gener8 Maritime Sub VIII is obligated to repay the commercial tranche of each vessel loan in 20 equal consecutive quarterly installment (excluding a final balloon payment equal to 2/3 of the applicable vessel loan) of such vessel loan and is obligated to repay the KEXIM guaranteed tranche, the KEXIM funded tranche and the K-Sure tranche of each vessel loan in 48 equal consecutive installments. Gener8 Maritime Sub VIII is also required to prepay vessel loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control.

If Peter Georgiopoulos ceases at any time to serve as a member of our board of directors, a change of control would occur under the Korean Export Credit Facility. For example, a change of control would occur if Mr. Georgiopoulos resigns or is removed from the board, declines to stand for reelection or fails to be reelected to the board, dies or otherwise ceases to remain as one of our directors for any reason. In the event of a change of control, the majority lenders may elect to declare all amounts outstanding under the vessel loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the Refinancing Facility.

Citibank Facility.  On October 21, 2015, we entered into a term loan facility, which we refer to as the “Citibank Facility,” dated as of October 21, 2015, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”); Gener8 Maritime, Inc. as parent; the lenders party thereto; and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent in order to fund a portion of the remaining installment payments due under the shipbuilding contract for the Gener8 Strength, which was delivered on October 29, 2015.  The Citibank Facility provides for term loans up to the aggregate approximate amount of $60,174,000, which were drawn on October 23, 2015. The loans under the Citibank Facility will mature on October 21, 2016, provided that if certain extension conditions are satisfied on or prior to the one-year anniversary of the effective date of the facility, the maturity date will be extended to October 21, 2020.

The extension conditions are as follows: (i) an event of default under the Citibank Facility must not have occurred, (ii) Gener8 Maritime Sub VII has must have paid Citibank, N.A., New York Branch in its capacity as Facility Agent, Collateral Agent and Mandated Lead Arranger, as well as the lenders party to the Citibank Facility, all additional fees and other compensation due and payable under the facility, and (iii) we and Gener8 Maritime Sub VII must have complied with certain requirements relating to the establishment, funding and pledge of a debt service account to be pledged to the lenders. If the Citibank Facility is extended, Gener8 Maritime Sub VII will be obligated to repay the Citibank Facility in 19 equal consecutive quarterly installments, the earliest installment of which is payable on March 31, 2016 with the remainder (approximately 2/3 of the total loan amount) due at October 21, 2020. If the Citibank Facility is not extended, all such quarterly installments occurring on or after December 31, 2016 shall be due and payable on October 21, 2016.

The Citibank Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Citibank Facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Citibank Facility is secured on a first lien basis by a pledge by Gener8 Maritime Sub VII of its interest in Gener8 Strength LLC, which we refer to as “GNRT Strength,” and a pledge by GNRT Strength, which owns the Gener8 Strength vessel, of substantially all of its assets, and is guaranteed by us and GNRT Strength. In addition, the Citibank Facility is secured by a pledge of certain of our and GNRT Strength’s respective bank accounts.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the Refinancing Facility.  Further, under the Citibank Facility, Gener8 Maritime Sub VII is required to use commercially reasonable efforts to obtain a credit facility with export credit insurance support from China Export and Credit Insurance Corporation for the post-delivery financing of up to 6 newbuildings as promptly as practicable.  Gener8 Maritime Sub VII is required to apply proceeds from any such credit facility to the repayment in full of the Citibank Facility.

Senior Notes.  On March 28, 2014, we and our wholly-owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this quarterly report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement with affiliates of BlueMountain Capital Management, LLC which we refer to as the “note purchasers.” Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the note purchasers for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note. A noteholder may, at any time, request that all of the principal amount owing to such noteholder be evidenced by senior notes. If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The senior notes, which are unsecured, are guaranteed by Gener8 Maritime Sub V and its subsidiaries. The Note and Guarantee Agreement provides that all proceeds of the senior notes shall be used to pay transaction costs and expenses and the remaining consideration payable in connection with the shipbuilding contracts for the 2014 acquired VLCC newbuildings or the “2014 acquired VLCC shipbuilding contracts.”  See Note 6 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for further information regarding our 2014 acquired VLCC newbuildings.

The Note and Guarantee Agreement requires us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining properties and required insurances; compliance with laws (including environmental); compliance with ERISA; performance of obligations under the terms of each mortgage, indenture, security agreement and other debt instrument by which we are bound; payment of taxes; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests and other restricted payments; limitations on additional indebtedness; limitations on transactions with affiliates; and other customary covenants. The covenants in the Note and Guarantee Agreement restrict Gener8 Maritime, Inc. and its subsidiaries. The Note and Guarantee Agreement allows for the incurrence of additional indebtedness or refinancing of existing indebtedness upon the reduction of the loan to value ratio set forth therein to or below certain thresholds.

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

We have the option to redeem up to 35.0% of the principal amount of the senior notes with the proceeds of an equity offering at a redemption price of 110.5% in principal amount, subject to certain terms and conditions set forth in the Note and Guaranty Agreement. Additionally, we have the option to prepay the senior notes at any time. However, if they are paid prior to May 13, 2016 (other than with the proceeds of an equity offering as described above) we will be obligated to pay a make-whole premium provided for in the Note and Guarantee Agreement. If we redeem the notes during periods from May 13, 2016 to May 12, 2017, from May 13, 2017 to May 12, 2018 and from May 13, 2018 to May 12, 2019 we will be obligated to pay redemption premiums of 9.0%, 6.0% and 3.0% respectively.

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

On January 26, 2015, we entered into an amendment and waiver, by and among the parties to the Note and Guarantee Agreement, which, along with other technical and conforming amendments, removed the requirement that we issue additional senior notes evidencing the payment of payment-in-kind interest resulting from the automatic addition of the amount of such interest to the principal amount of outstanding senior notes. On April 30, 2015, we entered into an amendment, by and among the parties to the Note and Guarantee Agreement, which amended the change of control provision to permit the transactions contemplated by the 2015 merger agreement. On September 8, 2015, we entered into an amendment to the Note and Guarantee Agreement, dated as of September 8, 2015, by and among the parties to the Note and Guarantee Agreement, which released the existing guarantors (other than Gener8 Maritime Sub V) from their obligations to guaranty the indebtedness under the Note and Guarantee Agreement and permitted the incurrence of indebtedness and granting of liens under the Korean Export Credit Facility and the refinancing facility. On October 21, 2015, we entered into an amendment to the Note and Guarantee Agreement, dated as of October 21, 2015, by and among the parties to the Note and Guarantee Agreement, which allowed us to enter into the Citibank Facility.

As of September 30, 2015, the unamortized discount on the senior notes was $5.9 million, which we amortize as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $12.2 million (out of which $8.3 million was capitalized) and $5.7 million (out of which $1.1 million was capitalized) during the nine months ended September 30, 2015 and 2014, respectively.

Chinese Export Credit Facilities.  We are seeking to enter into one or more credit facilities, which we refer to as the “Chinese Export Credit Facilities,” for an aggregate amount of up to approximately $385 million, to repay the Citibank Facility and fund a significant portion of the remaining installment payments due under the shipbuilding contracts for our 5 VLCC newbuildings being built at Chinese shipyards. In connection therewith we have received a non-binding letter of intent from China Export & Credit Insurance Corporation, which we refer to as the “Sinosure Letter of Intent.” Pursuant to the Sinosure Letter of Intent, the Chinese Export & Credit Insurance Corporation expressed interest in providing export credit insurance support for a portion of the Chinese Export Credit Facilities. We expect that under the definitive documentation for the Chinese Export Credit Facilities, at or around the time of delivery of each of our 5 VLCC newbuildings, an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding; (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding will be available to be drawn under the Chinese Export Credit Facilities.

We expect that under the definitive documentation for the Chinese Export Credit Facilities certain of our subsidiaries would be the borrowers under the Chinese Export Credit Facilities, which we expect would be guaranteed by us and certain of our vessel-owning subsidiaries and secured by a pledge of the equity interests issued by such vessel-owning subsidiaries and a pledge by such vessel-owning subsidiaries of substantially all their assets, including first priority mortgages on the 5 VLCC newbuilding vessels being built at Chinese shipyards and the Gener8 Strength. We expect that under the definitive documentation for the Chinese Export Credit Facilities, the Chinese Export Credit Facilities would bear interest at LIBOR plus an applicable margin to be agreed to by the lenders, and the first repayment date of each vessel loan would commence no later than six months after the drawdown of a loan for the first vessel or a date falling at three monthly intervals thereafter, with a harmonization mechanism between the repayment dates for all vessel loans to be incorporated in the definitive documentation for the Chinese Export Credit Facilities. We expect the amortization profile of the Chinese Export Credit Facilities to be 15 years.

We expect that the definitive documentation for the Chinese Export Credit Facilities would include a collateral maintenance covenant and certain financial covenants. The Chinese Export Credit Facilities would also include a number of other customary covenants, including covenants relating to delivery of quarterly and annual financial statements, budgets and annual projections; maintenance of required insurances; maintenance of a debt service reserve account; limitations on mergers, sale of assets; limitations on liens; limitations on transactions with affiliates; limitations on restricted payments; maintenance of flag and class of collateral vessels; and other customary covenants and related provisions. In addition, we expect that the definitive documentation for the Chinese Export Credit Facilities would include customary events of default and remedies for credit facilities of this nature, subject to customary cure periods for credit facilities of this nature.

The Sinosure Letter of Intent is non-binding and the Chinese Export Credit Facilities will be subject to definitive documentation and customary closing conditions and may require the consent of our existing lenders; accordingly, no assurance can be given that the Chinese Export Credit Facilities will be procured on terms favorable to us, including the amount available to be borrowed, described above, or at all. In the event that we are unable to enter into or borrow under the Chinese Export Credit Facilities, our ability to fund amounts owed on newbuilding commitments will be materially adversely affected.

Novation of 2014 Acquired DSME Shipbuilding Contracts and Replacement of Associated Guarantees

On September 2, 2015, five of our newly formed wholly-owned subsidiaries entered into novation agreements providing for the novation of certain shipbuilding contracts from five other wholly-owned subsidiaries to those new subsidiaries. In connection with the entry into the certain 2014 VLCC newbuilding contracts, Scorpio agreed to guarantee the payment obligations arising under such contracts. On September 7, 2015, in connection with the novations, the Scorpio’s guarantees in respect of such newbuilding contracts were released and discharged and replaced with new guarantees, dated as of September 2, 2015.  Pursuant to each new guarantee, we have agreed to guarantee the payment obligations arising under the novated shipbuilding contracts.  See Note 6 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for more information regarding these novations and the replacement of associated guarantees.

Dividend Policy

We have not declared or paid any dividends since the fourth quarter of 2010. In order to pay dividends, we will be required to satisfy certain financial and other requirements under our debt instruments.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, our goal is to adopt in 2016 a policy to pay cash dividends.  However, any future dividend policy is subject to the discretion of our board of directors, or the “Board,” and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time.  In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render the company insolvent.

Cash and Working Capital

Our cash and cash equivalents increased by $97.3 million to $244.6 million as of September 30, 2015 from $147.3 million as of December 31, 2014. This increase was primarily due to the proceeds, net of underwriters’ commission and issuance costs paid during the nine months ended September 30, 2015 from the issuance of common stock upon the IPO of $214.5 million during the nine months ended September 30, 2015. This increase in cash and cash equivalents was also attributable to the net cash provided by operating activities during the nine months ended September 30, 2015 of $111.0 million as well as the cash balance at Gener8 Maritime Subsidiary Inc. acquired upon consummation of the 2015 merger in May 2015 of $28.9 million. The increase in cash and cash equivalents was partially offset by the payments in respect of the VLCC newbuildings of $201.7 million (including capitalized interest), the payments of professional fees for 2015 merger of $10.3 million and the 2015 merger cash consideration deposit of $1.2 million during the nine months ended September 30, 2015.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our cash increased by $97.3 million to $244.6 million as of September 30, 2015 from $147.3 as of December 31, 2014. This increase was comprised of the cash acquired upon the 2015 merger with Navig8 Crude, IPO proceeds, cash from operations, net of merger related professional fees, yard payments and site supervision fees. Offsetting the cash increase was a net decrease of $12.3 million due to the refinancing of our credit facilities.

Our working capital decreased by $23.6 million to $154.3 million as of September 30, 2015 from $177.9 million as of December 31, 2014. The primary factor contributing to this decrease was an increase in the current portion of long-term debt to $121.2 million. No long-term debt was due within one year as of December 31, 2014. Also contributing to the decrease in our working capital was a decrease in bunker balance included in prepaid expenses and other current assets of $18.2 million to $6.1 million as of September 30, 2015 compared to $24.3 million as of December 31, 2014, primarily due to the decrease in bunker prices discussed above. The decrease in working capital was partially offset by a decrease in accounts payable and accrued expenses of $20.1 million to $32.7 million as of September 30, 2015 compared to $52.8 million as of December 31, 2014, primarily due to the decrease in bunker prices discussed above. Also contributing to the decrease in working capital was a decrease in due from charterers including amounts due from Navig8 pool, balance of $6.1 million to $43.9 million as of September 30, 2015 compared to $50.0 million as of December 31, 2014, primarily due to the increase in our spot market and time charter TCE rates during the nine months ended September 30, 2015.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $112.4 million for the nine months ended September 30, 2015 which resulted from a net income of $84.0 million, plus non-cash charges to operations of $61.1 million, and offset by a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $32.7 million, including a decrease in due from charterers and a decrease in accounts payable and other current liabilities

Net cash used in operating activities was $10.3 million for the nine months ended September 30, 2014 which resulted from a net loss of $40.1 million as well as a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $20.6 million, and offset by non-cash charges to operations of $50.4 million, including a decrease in accounts payable and deferred drydock costs incurred.

Cash Flows from Investing Activities.  Net cash used in investing activities was $187.9 million for the nine months ended September 30, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $201.7 million, payment of professional fees for 2015 merger of $10.3 million and the 2015 merger cash consideration deposit of $1.2 million (see “—Related Party Transactions—2015 Merger Related Party Transactions—2015 Merger Agreement” for further information), partially offset by cash balance at Gener8 Maritime Subsidiary Inc. acquired upon the consummation of the 2015 merger in May 2015 of $28.9 million.

Net cash used in investing activities was $215.4 million for the nine months ended September 30, 2014, which primarily consisted of capital spending on the 2014 acquired VLCC newbuildings of $234.0 million, partially offset by net proceeds from the sale of an Aframax vessel of $6.4 million and the sale of a Suezmax for $16.3 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $172.4 million for the nine months ended September 30, 2015, which primarily consisted of proceeds, net of underwriters’ commission and other issuance costs, from the IPO of $214.5 million, offset by a net decrease in net borrowings of $12.3 million and deferred financing costs of $29.8 million related to the Refinancing Facility and the Korean Export Credit Facility.

Net cash provided by financing activities was $299.5 million for the nine months ended September 30, 2014, which primarily consisted of net proceeds from issuance of Class B common stock of $196.7 million and borrowing under Senior Notes of $125.0 million, partially offset by the repayment of $21.3 million of outstanding borrowings under our $508M credit facility using the proceeds from the sales of an Aframax vessel.

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

During the nine months ended September 30, 2015 and 2014, we incurred $7.6 million and $10.3 million, respectively, of drydock related costs. For the year ending December 31, 2015, we anticipate that we will incur additional costs associated with drydocks of approximately $2.3 million. We estimate that the expenditures to complete drydocks during 2015 will aggregate approximately $9.9 million (including the amounts incurred during the nine months ended September 30, 2015), and that such vessels will be off-hire for approximately 198 days in 2015 to effect these drydocks.

For the year ending December 31, 2015, we anticipate that we will incur costs associated with in-water intermediate surveys on nine vessels, and these vessels will be off-hire for approximately 53 days in 2015 to effect these intermediate surveys. The expenditures to complete intermediate surveys will be recorded as direct vessel operating expenses as incurred.

Capital Improvements.  During the nine months ended September 30, 2015 and 2014, we capitalized $2.8 million and $4.1 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2015, we have budgeted approximately $6.4 million for such projects as well as an additional $3.8 million for certain items expected to be required for vessel dry-dockings in early 2016 (including the amounts incurred during the nine months ended September 30, 2015.)

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

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the U.S. Environmental Protection Agency (“EPA”) to redraft the sections of the 2013 Vessel General Permit (“VGP”) that address ballast water. However, the Second Circuit stated that 2013 VGP will remains in effect until the EPA issues a new VGP.  It presently remains unclear how the ballast water requirements set forth by the EPA, the United States Coast Guard, and International Maritime Organization’s Ballast Water Management Convention, some which are in effect and some which are pending, will co-exist.

We are currently evaluating the possible installation of energy saving devices when dry-docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2015 mentioned above includes approximately $0.9 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the 2015 merger, we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven VLCC newbuildings from Scorpio Tankers, Inc. See discussion of the 2015 acquired VLCC newbuildings and 2014 acquired VLCC newbuildings under “—General” above. We sold one Aframax vessel in February 2014 and one Suezmax vessel in July 2014. See Notes 5 and 6 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report for more information regarding these transactions.

Other Commitments.  In 2004, we entered into a 15-year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (i.e., October 1, 2020 through September 30, 2025). The monthly rental is as follows: from July 1, 2015 to September 30, 2015; $118,868 per month from October 1, 2015 to September 30, 2015; $128,011 per month from October 1, 2015 to September 30, 2020; and $181,759 per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $161,000, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. During the nine months ended September 30, 2015 and 2014, we recorded approximately $1,362 and $1,317 of expense associated with this lease for the nine months ended September 30, 2015 and 2014, respectively.

The following is a tabular summary of our future contractual obligations as of September 30, 2015 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2015 (8)	2016	2017	2018	2019	Thereafter
Refinancing facility	$581,000	$29,050	$116,200	$105,306	$72,625	$72,625	$185,194
Korean Export Credit Facility(4)	62,920	1,262	5,048	5,048	5,048	5,048	41,466
Interest expenses of our refinancing facility and Korean Export Credit Facilities(1)	69,261	5,931	20,792	16,156	12,701	9,728	3,954
Senior notes	131,600	—	—	—	—	—	131,600
Interest expense of senior notes(1)	115,450	—	—	—	—	—	115,450
Shipbuilding contracts for the 2014 acquired VLCC newbuildings	369,425	80,328	289,098	—	—	—	—
Supervision agreements for the 2014 acquired VLCC newbuildings(2)	1,225	675	550	—	—	—	—
Shipbuilding contracts for the 2015 acquired VLCC newbuildings	920,204	117,165	707,209	95,830	—	—	—
Supervision Agreements for the 2015 acquired VLCC newbuildings(2)	4,800	900	3,400	500	—	—	—
Senior officer employment agreements(3)	9,669	569	2,275	2,275	2,275	2,275	—
Office Leases(5)	18,586	384	1,536	1,536	1,536	1,536	12,058
Corporate Administration Agreement (6)	5,811	690	1,289	1,278	1,278	1,278	—
Nave Quasar time charter (7)	3,340	2,126	1,214	—	—	—	—
Total commitments (9)	$2,293,291	$239,079	$1,148,610	$227,929	$95,462	$92,489	$489,721

(1)                                 Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 0.1875% each as of September 30, 2015, plus the applicable margin of 375 basis points. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 0.1875% each as of September 30, 2015, plus the applicable blended margin of 2.0872%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $21,053 which has accrued as of September 30, 2015.

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

(4)                                 Does not reflect borrowings and related interest expense for the $62.9 million incurred on October 28, 2015, under the Korean Export Credit Facility to fund the delivery of the Gener8 Athena. Also does not reflect the borrowings and related interest expense for the $60.2 million incurred on October 23, 2015, under the Citibank Facility to fund the delivery of the Gener8 Strength. See “—Liquidity and Capital Resources— Debt Financings.”

(5)                                 Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

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

(8)                                 Denotes three month period from October 1, 2015 to December 31, 2015.

(9)                                 This tabular summary excludes obligations arising under pool agreements with VL8 Pool Inc. and V8 Pool Inc. entered into in 2015 and described under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” As of September 30, 2015, six of our owned VLCCs, ten of our Suezmaxs, four of our Aframaxes were deployed in the Navig8 pools. In addition, we have since taken delivery of two VLCCs that are deployed in the Navig8 pools. The following is our currently estimated delivery schedule for our remaining VLCC newbuildings: Three vessels in January 2016, one vessel in February 2016, two vessels in March 2016, one vessel in April 2016, one vessel in June 2016, two vessels in July 2016, one vessel in August 2016, two vessels in September 2016, one vessel in October 2016, one vessel in November 2016, one vessel in December 2016, one vessel in January 2017, and one vessel in February 2017.

Off-Balance-Sheet Arrangements

As of September 30, 2015, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Related Party Transactions

Below is a description of related party transactions during the nine months ended September 30, 2015 and nine months ended September 30, 2014. See Note 16 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and September 30, 2014 for more information regarding these transactions.

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

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly-owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement, which we refer to as the “Note and Guarantee Agreement,” with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125,020,000 (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” See “—Liquidity and Capital Resources—Debt Financings—Senior Notes” for more information about the senior notes.

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

At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4,527 in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive our shares as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to September 30, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3,340 of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration.  During the period from October 1, 2015 to November 9, 2015, $441,598 in cash and no additional shares were issued to former shareholders of Navig8 Crude as merger consideration. As of November 9, 2015, approximately $29,000 of cash remained in the trust account.

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

VL8 Pool Agreements. Pursuant to pool agreements our VLCC newbuilding and VLCC owning subsidiaries have entered into with VL8 Pool Inc., VL8 Pool Inc. intends to divide the revenue of VL8 Pool vessels between all the pool participants. These pool agreements were originally entered into by the 14 newbuilding-owning subsidiaries we acquired in the 2015 merger. In June 2015, each of our VLCC then-existing newbuilding or vessel owning subsidiaries (other than for the Genmar Victory and the Genmar Vision) entered into a pool agreement with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 Pool. In September and October 2015, the vessel owning subsidiaries that own the Gener8 Neptune, the Gener8 Athena and the Gener8 Strength entered into new pool agreements with VL8 Pool Inc. on substantially the same terms as the June 2015 pool agreements. It is expected that the pool agreements entered into in June 2015 will be terminated and replaced with new pool agreements with the relevant remaining newbuilding or vessel owning subsidiaries. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The VL8 Pool’s legal entity is VL8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by VL8 Management Inc. Pursuant to the terms of the Navig8 non-binding term sheet, we expect to receive the right to at least a 10% share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, subject to a deduction of $150,000 per annum for each vessel time chartered by any participant into the VL8 pool. Our interest may increase to as much as a 15% share if the interested parties in VL8 Management Inc. other than Navig8 Limited agree to grant us additional revenue sharing interests. VL8 Pool acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool will, as time charterer, be responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. The pool agreements contain various provisions which allow VL8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, VL8 Pool intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between VL8 Pool Inc. and our subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) VL8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) VL8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) VL8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; (e) VL8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after 10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool for a minimum period of one year with each of the newbuilding-owning subsidiaries and VL8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving ninety (90) days’ notice in writing to the other (plus or minus 30 days at the option of VL8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party or, as contemplated by the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, if the pool vessel is to be put onto a time charter of seven months or more duration and provided at least 70% of the VLCC fleet remains time-chartered into VL8 Pool Inc. under the pool arrangements) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

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

As of September 30, 2015, six of our VLCCs were deployed in the VL8 pool. In addition, in October 2015 two of our VLCC newbuildings that were delivered entered the VL8 pool. Additionally, a VLCC we have the right to operate under a time charter anticipated to expire in February 2016 was deployed in the VL8 pool. See Note 16 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and September 30, 2014 for more information regarding net pool distributions and other payments in respect of the VL8 pool.

VL8 Pool Commercial Management Agreement. Pursuant to a commercial management agreement by and between VL8 Management Inc., or VL8 Management, and VL8 Pool Inc., dated September 1, 2010, or the Navig8 Commercial Management Agreement, VL8 Management agreed to provide commercial management services for the VL8 Pool Inc., including but not limited to marketing services, seeking, negotiating and concluding time charters, providing voyage estimates and accounts, issuing voyage instructions, supervising and arranging bunkering and monitoring voyage performance. Under the terms of the agreement, the liability of VL8 Management is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $500,000 per incident or series of incidents. In addition, the commercial management agreement contains an indemnity from VL8 Pool Inc. in favor of VL8 Management and its employees and agents. The commercial management agreement may be voluntarily terminated on ninety days’ written notice by either party.

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

Suez8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship-owning subsidiaries of Gener8 Suezmax vessels in June 2015, V8 Pool Inc. intends to divide the revenue of Suez8 Pool vessels between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The Suez8 Pool’s legal entity is V8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by Navig8 Asia Pte. Ltd. the revenue of which (in respect of the Suez8 pool) we are, pursuant to the terms of the Navig8 non-binding term sheet, anticipated to receive a 15% share as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. will, as time charterer, be responsible for the commercial employment and operation of pool vessels for time charters of up to seven months’ duration according to the terms of the Navig8 non-binding term sheet. The pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to the pool agreements by and between V8 Pool Inc. and Gener8, V8 Pool Inc. intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and Gener8 ‘s vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the Suez8 Pool for a minimum period of one year and V8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party or if otherwise agreed to with V8 Pool Inc.) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

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

As of September 30, 2015 ten of our Suezmax vessels were deployed in the Suez8 pool. See Note 16 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and September 30, 2014 for more information regarding net pool distributions and other payments in respect of the Suez8 pool.

V8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship-owning subsidiaries of Gener8 Aframax vessels in June 2015, V8 Pool Inc. intends to divide the revenue of V8 Pool vessels between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The V8 Pool’s legal entity is V8 Pool Inc., a subsidiary of Navig8 Limited and the commercial management is carried out by Navig8 Asia Pte. Ltd. V8 Pool acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool will, as time charterer, be responsible for the commercial employment and operation of pool vessels for time charters of up to seven months’ duration according to the terms of the Navig8 non-binding term sheet. The pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to the pool agreements by and between V8 Pool and Gener8, V8 Pool intends to enter into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and Gener8 ‘s vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the V8 Pool for a minimum period of one year and V8 Pool Inc. being entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of an initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $250 per day per vessel.

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

As of September 30, 2015, four of our Aframax vessels were deployed in the V8 pool. See Note 16 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and September 30, 2014 for more information regarding net pool distributions and other payments in respect of the V8 pool.

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

Nave Quasar Time Charter. On January 15, 2014, Navig8 Crude entered into a Time Charter Party with Navig8 Inc., or “N8I,” a subsidiary of Navig8 Limited, relating to the Nave Quasar for a charter period of twelve or twenty-four months. In November 2014, Navig8 Crude declared the optional 12-month period on the existing time charter for Nave Quasar. Navig8 Crude’s estimated commitments, as of September 30, 2015, through the expected re-delivery date of Nave Quasar, aggregate approximately $3.3 million, of which $2.1 million are payable in 2015 and $1.2 million are payable in 2016.

Navig8 Non-Binding Term Sheet - Arrangements with VL8, Suez8 and V8 Pools. Pursuant to the terms of the Navig8 non-binding term sheet and subject to reaching mutually agreeable terms, we expect to time charter all of our spot VLCC, Suezmax and Aframax vessels into the VL8, Suez8 and V8 pools on terms generally consistent with standard Navig8 pool terms and to maintain at least 70% of our VLCC vessels in the VL8 pool at all times. We expect to be permitted to put up to 30% of our VLCC vessels and all of our Aframax vessels on time charters of seven or more month’s duration.

VL8 and Suez8 Revenue Sharing Interests. Pursuant to the terms of the Navig8 non-binding term sheet and subject to agreeing to mutually acceptable terms, it is expected that the Company will enter into revenue sharing arrangements with VL8 Management Inc. and Navig8 Asia Pte. Ltd., or one of their respective affiliates if appropriate to the applicable transaction and approved by us, in relation to the commercial management of the VL8 and Suez8 pools respectively.  Such revenue sharing arrangements will consist of a 15% share of the revenue of the commercial manager of the Suez8 pool in respect of its Suez8 pool revenues and a 10% (and as much as a 15%) share of the revenue of the commercial manager of the VL8 pool in respect of its VL8 pool revenues, in each case as a percentage of revenue remaining after deducting $150,000 per annum for each vessel time chartered by any participant into the applicable pool. Pursuant to the terms of the Navig8 non-binding term sheet and subject to ongoing discussions, we will incur a break fee to be determined for the removal of each vessel from the VL8 pool at any time when following such removal less than 70% of our VLCC fleet are chartered into the VL8 pool. Furthermore, at any time when following such removal less than 70% of our VLCC fleet, are chartered into the VL8 pool, our revenue sharing interests shall be subject to a percentage reduction (to be agreed) in any such revenue share if more than a certain number of vessels (to be agreed) are removed from the VL8 pool and a further reduction of the revenue share to zero if a further agreed number of vessels are removed from the VL8 pool.

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

Other Related Party Transactions

During the nine months ended September 30, 2015 and 2014, we provided office space to P C Georgiopoulos & Co. LLC and P C Georgiopoulos & Co. LLC incurred expenses relating thereto totaling approximately $5,000 and $7,000, respectively. P C Georgiopoulos & Co. LLC is an investment management company controlled by Peter C. Georgiopoulos, our Chief Executive Officer and Chairman of our Board of Directors. As of September 30, 2015 and December 31, 2014, a balance remains outstanding of approximately $5,000 and $14,000, respectively.

During the nine months ended September 30, 2015 and 2014, we incurred fees for legal services aggregating approximately $0 and $81,000, respectively, to the father of Peter C. Georgiopoulos.  There was no balances outstanding as of September 30, 2015, and December 31, 2014.

During the nine months ended September 30, 2015 and 2014, we provided business, travel and entertainment services to Genco Shipping & Trading Limited, or “Genco,” and Genco incurred costs relating thereto totaling approximately $76,000 and $71,000, respectively. Genco is an owner and operator of dry bulk vessels. Peter C. Georgiopoulos is chairman of Genco’s board of directors. As of September 30, 2015 and December 31, 2014, a balance of approximately $8,000 and $53,000, respectively, remains outstanding.

During the nine months ended September 30, 2015 and 2014, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced approximately $0 and $81,000, respectively, based on actual time spent by the employees. As of September 30, 2015 and December 31, 2014, a balance of approximately $0 and $12,000, respectively, remains outstanding.

During the nine months ended September 30, 2015 and 2014, Aegean Marine Petroleum Network, Inc., or “Aegean,” supplied bunkers and lubricating oils to our vessels aggregating approximately $6.9 million and $11.4 million, respectively. As of September 30, 2015 and December 31, 2014, a balance of approximately $827,000 and $560,000, respectively, remains outstanding. Peter Georgiopoulos, our Chief Executive Officer and Chairman of our Board of Directors, is the chairman of Aegean’s board of directors and John Tavlarios, our Chief Operating Officer, is on the board of directors of Aegean. As of September 30, 2015 and December 31, 2014, a balance of approximately $0 and $317,000, respectively, remains outstanding. In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the nine months ended September 30, 2015 and 2014, for approximately $155,000 and $154,000, respectively. As of September30, 2015 and December 31, 2014, a balance of approximately $1,000 and $5,000 respectively, remains outstanding.

Effective as of April 1, 2014, we subleased a portion of our office space at 299 Park Avenue, 2nd floor, New York, NY 10171 to Chemical Transportation Group, Inc. for rent of $5,000 per month, payable at the start of each month. Peter C. Georgiopoulos is chairman of the board of directors of Chemical Transportation Group, Inc. Rent for the nine months ended September 30, 2015 and 2014 amounted to $45,000 and $30,000, respectively. As of September 30, 2015 and December 31, 2014, no balance remains outstanding.

In June 2014, the following funds managed by Monarch Alternative Capital LP sold approximately $7,440,999 in face amount of our long term debt in the secondary market. Those funds include Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, Monarch Cayman Fund Limited, Monarch Capital Master Partners II-A LP, Monarch Capital Master Partners II LP, Monarch Alternative Solutions Master Fund Ltd, and P Monarch Recovery Ltd. The debt was obtained in connection with our emergence from bankruptcy in May 2012. One member of our Board is associated with or an employee of Monarch Alternative Capital LP.

From August to December 2013, the rights to receive an aggregate amount of $20.4 million owed by us pursuant to bunker supply contracts with certain third-party vendors were assigned by such third-party vendors to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One current member of our Board is an employee of and/or associated with Oaktree Capital Management, L.P. and three members of our Board prior to the consummation of the 2015 merger were employees of and/or associated with Oaktree Capital Management, L.P. We refer to these assigned rights as the “assigned bunker receivables.” The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $972,000 for the nine months ended September 30, 2015, and $2.6 million for the nine months ended September 30, 2014, and these amounts are included in voyage expenses on consolidated statement of operations. As of September 30, 2015 and December 31, 2014, a balance due to Oaktree Principal Bunker Holdings Ltd. of $0 and $14.3 million, remains outstanding, and is included in accounts payable and accrued expenses on our consolidated balance sheets. In April 2015, the assigned bunker receivables were fully repaid.

We purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $6.5 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively. A payable balance due to Integr8 Fuels Inc. of $0 and approximately $82,000 remains outstanding on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. One member of our Board is associated with or an employee of Navig8 Limited.

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

Revenue and Expense Recognition.  Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

Spot Market Voyage Charters. Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At September 30, 2015 and December 31, 2014, we had a reserve of approximately $5,113,000 and $2,100,000, respectively, against our due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

Time Charters. Revenue from time charters is recognized on a straight-line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. We believe that there may be unasserted claims relating to our time charters of $380,000 and $1,455,000 as of September 30, 2015 and December 31, 2014, respectively, for which we have reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

Pool Revenues. Pool revenue is determined in accordance with the terms specified within each pool agreement. In particular, the pool manager aggregates the revenues and expenses of all of the pool participants and distributes the net earnings to participants based on the following allocation key:

•                  The pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and construction characteristics are taken into consideration); and

•                  The number of days the vessel participated in the pool in the period.

Vessels are chartered into the pool and receive net time charter revenue in accordance with the pool agreement. The time charter revenue is variable depending upon the net result of the pool and the pool points and trading days for each vessel. The pool has the right to enter into voyage and time charters with external parties for which it receives freight and related revenue. It also incurs voyage costs such as bunkers, port costs and commissions. At the end of each period, the pool aggregates the revenue and expenses for all the vessels in the pool and distributes net revenue to the participants based on the results of the pool and the allocation key. We recognize net pool revenue on a monthly basis, when the vessel has participated in a pool during the period and the amount of pool revenue for the month can be estimated reliably.

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

Allowance for Doubtful Accounts.  To the extent that some voyage revenues become uncollectible, the amounts of these revenues would be expensed at that time. We provide a reserve for our freight and demurrage revenues based upon our historical record of collecting these amounts. As of September 30, 2015, we provided a general reserve based on aging of these claims, in addition to specific reserves on certain long-aged or doubtful receivables, which we believe is adequate in light of our collection history. We periodically review the adequacy of this reserve so that it properly reflects our collection history. To the extent that our collection experience changes, such reserve would increase or decrease accordingly.

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

Pursuant to the Refinancing Facility, Korean Export Credit Facility and the Citibank Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2015. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2015. The most recent compliance testing date was November 13, 2015 under such facilities. One of our 26 owned vessels’ carrying value at September 30, 2015 exceeded the valuation of such vessel received for covenant compliance purposes. The Gener8 Neptune’s carrying value exceeds the valuation received for covenant compliance testing due to certain costs, such as interest, that were capitalized and included in its carrying value.

Vessels	Year Built	Year Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$24,934
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	$19,830
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	$19,786
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	$35,408
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	$16,773
Genmar Kara G	2007	2007	$38,417
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	$16,950
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	$41,497
Gener8 George T (f/k/a Genmar George T)	2007	2007	$38,594
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	$56,023
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	$56,109
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	$18,723
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	$16,604
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	$33,707
Genmar Zeus	2010	2010	$71,693
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	$38,351
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	$48,146
Genmar Compatriot	2004	2008	$16,136
Genmar Companion	2004	2008	$16,246
Gener8 Consul (f/k/a Genmar Consul)	2004	2008	$16,113
Genmar Vision	2001	2008	$30,993
Genmar Victory	2001	2008	$31,075
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	$16,429
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	$16,606
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	$50,870
Gener8 Neptune	2015	2015	$109,403	*

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

Vessels under construction. Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended September 30, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $12.5 million (of which $6.7 million was paid in cash and $5.7 million has not been paid) and $3.2 million, respectively. During the nine months ended September 30, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $23.9 million (of which $13.8 million was paid in cash and $10.1 million has not been paid) and $5.6 million, respectively.

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

Goodwill.  We follow the provisions of FASB ASC 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of September 30, 2015 and December 31, 2014 was $27,131. It was determined that there was no indicator of goodwill impairment during the nine months ended September 30, 2015 and 2014.

Deferred Financing Costs, Net. Deferred financing costs include origination fees and amendment fees paid to the banks associated with securing new loan facilities. These costs are amortized on a straight-line basis over the life of the related debt, which is included in interest expense. Amortization for the three months ended September 30, 2015 and 2014 was approximately $0.5 million and $0.2 million, respectively. Amortization for the nine months ended September 30, 2015 and 2014 was $0.9 million and $0.5 million, respectively. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $1.8 million and $0.9 million, respectively.

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

Net Interest Expense. We follow capitalize interest cost as part of the historical cost of acquiring certain assets.  The amount of interest cost to be capitalized for qualifying assets is intended to be that portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided (for example, by avoiding additional borrowings or by using the funds expended for the assets to repay existing borrowings) if expenditures for the assets had not been made. The notion of interest on borrowings as an avoidable cost does not require that the practicability of repaying individual borrowings be considered.

The amount capitalized in an accounting period is determined by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used in an accounting period are based on the rates applicable to borrowings outstanding during the period. If an entity’s financing plans associate a specific new borrowing with a qualifying asset, the entity may use the rate on that borrowing as the capitalization rate to be applied to that portion of the average accumulated expenditures for the asset that does not exceed the amount of that borrowing. If average accumulated expenditures for the asset exceed the amounts of specific new borrowings associated with the asset, the capitalization rate to be applied to such excess is a weighted average of the rates applicable to other borrowings of the entity.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. Upon adoption, the Company’s deferred financing costs will be classified as a contra-liability.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after its effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe that this standard update will have a material impact on its condensed consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2015 and December 31, 2014, we had $643.9 million of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of September 30, 2015 and December 31, 2014, we were not party to any interest rate swaps.

A 100 basis point (one percent) increase in LIBOR would have increased interest expense on our outstanding floating rate indebtedness, amounting to $643.9 million as of September 30, 2015 and December 31, 2014, that was not hedged by approximately $4.9 million for the nine months ended September 30, 2015.

Our expected entry into the Chinese Export Credit Facilities and our anticipated draws under the Korean Export Credit Facility are expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by our refinancing of our former senior secured credit facilities and our entry into the Refinancing Facility which has a principal amount less than the aggregate principal amount previously outstanding under our former senior secured credit facilities.

We may from time to time enter into interest rate swap, cap or similar agreements for all or a significant portion of our floating rate debt, including the Refinancing Facility and the Korean Export Credit Facility. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

As discussed under Note 15 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 included in Part I, Item 1 of this quarterly report, we concluded the closure of our Portugal office in August 2015. We are in the process of closing our other offices outside the U.S. and expect these closures to be complete prior to December 31, 2015.

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

During the nine months ended September 30, 2015, fuel costs amounted to approximately 62.4% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $5.8 million for the nine months ended September 30, 2015.

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

During the three months ended September 30, 2015, the Company placed the majority of its vessels in the Navig8 Group commercial vessel pools (for further details, see Notes 13 and 16 to the condensed consolidated financial statements for the nine months ended September 30, 2015 and September 30, 2014). As a result, a majority of the Company’s shipping revenue were derived from these pools during this period. Therefore, the Company implemented new procedures and related controls in respect of this new business process. These procedures and controls were concluded to have been effective during this period and did not result in a material adverse impact to the Company’s internal control over financial reporting. There have been no other changes during the most recent fiscal quarter in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4,940,000 for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7,851,468, consisting of $848,396 for loss of beach use, $4,905,959 for injuries to mangroves, sea grass and coral, $83,090 for uncompensated damage assessment costs and $2,014,023 for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2,750,000 plus interest, which remains subject to approval by the federal court in Puerto Rico and other customary requirements. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, operating results or liquidity or future results. The risks described in the Prospectus are not the only risks we face. We recently entered into three new credit facilities consisting of the Refinancing Facility, Korean Export Credit Facility and the Citibank Facility. The risks related to these new credit facilities are substantially the same as the risks related to our former senior secured credit facilities described in the Prospectus.

In addition to the risks related to our executive officers described in the Prospectus, we depend on Peter Georgiopoulos’s continued service under the terms of the Korean Export Credit Facility.  If Mr. Georgiopoulos ceases at any time to serve as a member of our board of directors, a change of control would occur under the Korean Export Credit Facility. For example, a change of control would occur if Mr. Georgiopoulos resigns or is removed from the board, declines to stand for reelection or fails to be reelected to the board, dies or otherwise ceases to remain as one of our directors for any reason. In the event of a change of control, the majority lenders may elect to declare all amounts outstanding under the vessel loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering Proceeds

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares of our common stock. On July 17, 2015, as a result of the exercise by the underwriters of their over-allotment option granted to them in connection with the IPO, we sold an additional 1,882,223 shares of our common stock. The shares were sold at an initial offering price of $14.00 per share, resulting in aggregate gross proceeds of $236,352,122 and generating aggregate net proceeds of approximately $215 million after deducting underwriting commissions and other estimated expenses of $21.4 million. The shares sold in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (Registration No. 333-204402), which was declared effective by the SEC on June 24, 2015. Citigroup Global Markets Inc., UBS Securities LLC, Jefferies LLC and Evercore Group L.L.C. acted as joint book-running managers for the proposed offering. DNB Markets Inc. and Skandinaviska Enskilda Banken AB (publ) acted as senior co-managers. DVB Capital Markets LLC, ABN AMRO Securities (USA) LLC, Axia Capital Markets, LLC and Pareto Securities AS acted as co-managers.

We used the proceeds of the IPO to repay approximately $76.1 million of the indebtedness owed under our former senior secured credit facilities and for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
10.1

Credit Agreement, dated as of September 3, 2015, among Gener8 Maritime, Inc., as Parent, Gener8 Maritime Subsidiary II Inc., as Borrower, various lenders party thereto and Nordea Bank Finland PLC, New York Branch, as Facility Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.2

Amendment No. 4 and Consent to the Note and Guarantee Agreement, dated as of September 8, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.3

Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.4

Credit Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc. as Parent, Gener8 Maritime Subsidiary VII Inc. as Borrower, the lenders party thereto, and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.5

Amendment No. 5 and Consent to the Note and Guarantee Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.6

Shipbuilding Contract Novation Agreement dated September 2, 2015 by and between Daewoo Shipbuilding & Marine Engineering Co., Ltd., as Builder, STI Glasgow Shipping Company Limited, as Original Buyer and Gener8 Neptune LLC, as New Buyer to Shipbuilding Contract, dated December 13, 2013 by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404

10.7	Corporate Guarantee, dated as of September 2, 2015 by Gener8 Maritime, Inc. in favor of Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404
10.8

Supplemental Letter, dated as of September 7, 2015, by The Export-Import Bank of Korea, in respect of Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor Gener8 Neptune LLC by The Export-Import Bank of Korea

10.9	Pool Participation Agreement, dated as of September 3, 2015, by and between VL8 Pool Inc. and Gener8 Neptune LLC with respect to the “Gener8 Neptune”
10.10	Pool Participation Agreement, dated as of October 22, 2015, by and between VL8 Pool Inc. and Gener8 Strength LLC with respect to the “Gener8 Strength”
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

101. INS XBRL Instance Document.
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

GENER8 MARITIME, INC.

Date: November 13, 2015	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer and Executive Vice President

Exhibit Index

Exhibit Number	Description
10.1

Credit Agreement, dated as of September 3, 2015, among Gener8 Maritime, Inc., as Parent, Gener8 Maritime Subsidiary II Inc., as Borrower, various lenders party thereto and Nordea Bank Finland PLC, New York Branch, as Facility Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.2

Amendment No. 4 and Consent to the Note and Guarantee Agreement, dated as of September 8, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.3

Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.4

Credit Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc. as Parent, Gener8 Maritime Subsidiary VII Inc. as Borrower, the lenders party thereto, and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.5

Amendment No. 5 and Consent to the Note and Guarantee Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.6

Shipbuilding Contract Novation Agreement dated September 2, 2015 by and between Daewoo Shipbuilding & Marine Engineering Co., Ltd., as Builder, STI Glasgow Shipping Company Limited, as Original Buyer and Gener8 Neptune LLC, as New Buyer to Shipbuilding Contract, dated December 13, 2013 by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404

10.7	Corporate Guarantee, dated as of September 2, 2015 by Gener8 Maritime, Inc. in favor of Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404
10.8

Supplemental Letter, dated as of September 7, 2015, by The Export-Import Bank of Korea, in respect of Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor Gener8 Neptune LLC by The Export-Import Bank of Korea

10.9	Pool Participation Agreement, dated as of September 3, 2015, by and between VL8 Pool Inc. and Gener8 Neptune LLC with respect to the “Gener8 Neptune”
10.10	Pool Participation Agreement, dated as of October 22, 2015, by and between VL8 Pool Inc. and Gener8 Strength LLC with respect to the “Gener8 Strength”
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited)

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith