Form 10-K
period 2015-12-31
Gener8 Maritime, Inc.
filed 2016-03-21
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number 001-34228

GENER8 MARITIME, INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	66‑071‑6485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

299 Park Avenue, 2nd Floor, New York, NY	10171
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2015 was approximately $426.5 million, based on the closing price of $13.63 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of March 15, 2016 was 82,679,922 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, is incorporated by reference in Part III herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial managers of any pools in which our vessels participate, to successfully implement a profitable chartering strategy; (vi) changes in demand; (vii) a material decline or prolonged weakness in rates in the tanker market; (viii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (ix) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (x) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xi) actions taken by regulatory authorities; (xii) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xiii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xiv) changes in the typical seasonal variations in tanker charter rates; (xv) changes in the cost of other modes of oil transportation; (xvi) changes in oil transportation technology; (xvii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xviii) changes in general political conditions; (xix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xx) changes in the itineraries of our vessels; (xxi) adverse changes in foreign currency exchange rates affecting our expenses; (xxii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and existing and contemplated financing arrangements; (xxiii) financial market conditions; (xxiv) sourcing, completion and funding of financing on acceptable terms; (xxv) our ability to comply with the covenants and conditions under our debt obligations; (xxvi) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxvii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, under “Risk Factors” in this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are Gener8 Maritime, Inc., a leading U.S.‑based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well‑known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of March 15, 2016, we owned a fleet of 45 tankers, including 31 vessels on the water, consisting of 14 VLCCs, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 6.6 million deadweight tons, or “DWT,” and 14 “eco” VLCC newbuildings equipped with advanced, fuel‑saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017. These newbuildings are expected to increase our fleet capacity to 10.8 million DWT, based on the contractually‑guaranteed minimum DWT of newbuild vessels.

General Maritime Corporation was founded in 1997 by our Chairman and Chief Executive Officer, Peter Georgiopoulos, and has been an active owner, operator and consolidator in the crude tanker sector. See “Our Fleet” below for a list of all our ships on the water.

We believe we are uniquely positioned to benefit from the near‑term delivery of our remaining VLCC newbuildings. In addition to providing significant growth over the next 11 months, we believe that the timing of our orders, placed in 2013‑2014 and expected to deliver as the tanker market continues to experience a strong rate environment, positions us to capture significant upside. All of our newbuild vessels are considered “eco,” incorporating many of the latest technological improvements designed to optimize speed and reduce fuel consumption and emissions. See “Our Fleet” below for information regarding our newbuild vessels.

Our fleet is employed worldwide. Approximately 79% of our total fleet carrying capacity based on DWT, including newbuildings, is focused on VLCC vessels. We have seen an increase in trip length and ton‑miles in the tanker market due to shifting trade patterns and believe that VLCC vessels are uniquely positioned to benefit from such increase and provide operational benefits due to economies of scale.

We seek to maximize long‑term cash flow, taking into account current freight rates in the market and our own views on the direction of those rates in the future. Historically our spot and charter exposures have varied as we continually evaluate our charter employment strategy and the trade‑off between shorter spot voyages and longer‑term charters. For the year ended December 31, 2015, we had approximately 91% of our vessel operating days exposed to the short‑term charter market, mostly via employment in pools.

Pools generally consist of a number of vessels that may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers, while technical management is typically the responsibility of each ship owner. We believe that pool participation optimizes various operational efficiencies including improving the potential to monetize freight spikes, greater flexibility of voyage planning and fleet positioning, and reduction of waiting times. In addition to these competitive advantages, pool participation provides us with greater access to key market dynamics and information. As of December 31, 2015, all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, were employed in Navig8 Group commercial crude tanker pools.

We maintain strong relationships with high quality customers, including Saudi Aramco, BP, Shell, S‑Oil, Exxon, Chevron, Repsol, Valero, Reliance, Petrobras and Clearlake, either directly or through pooling arrangements. We believe the substantial scale of the global tanker pools in which we participate will provide with freight optimization and cost benefits through economies of scale, as well as greater access to key market dynamics and information. Additionally, we expect the new “eco” vessels contributed to the pool will be able to earn higher returns relative to older, non‑eco vessels that may be contributed, as fuel consumption is a significant determinant of pool earnings distributed to shipowners.

Our New York City‑based executive management team includes executives with extensive experience in the shipping industry who have a long track record of managing the commercial, technical and financial aspects of our business.

In executing our strategy, our practice is to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies while focusing on maximizing shareholder value and returning capital to shareholders when appropriate.

We are incorporated under the laws of the Republic of the Marshall Islands. We maintain our principal executive offices at 299 Park Avenue, New York, New York 10171. Our telephone number at that address is (212) 763‑5600. Our website is located at www.gener8maritime.com. Information on our website is not part of this report.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements, and other documents with the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.gener8maritime.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.gener8maritime.com, click on Investors, then SEC Filings. No information on our company website is incorporated by reference into this annual report on Form 10-K.

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Gener8 Maritime, Inc.
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to leverage our competitive strengths to enhance our position within the industry and maximize long term shareholder returns. Our strategic initiatives include:

•

Optimize our vessel deployment to maximize shareholder returns.  We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate. We believe our participation in Navig8 Group’s pools will provide us with unique benefits, including access to both scale and superior utilization, versus the broader market. We believe these pools allow us to capture additional opportunities as they become available. Our management actively monitors market conditions and changes in charter rates to seek to achieve optimal vessel deployment for our fleet, which may include entering our vessels into time charters when appropriate.

•

Maintain cost efficient operations. We outsource the technical management of our fleet to experienced third party managers who have specific teams dedicated to our vessels. We believe the technical management cost at third party managers is lower than what we could achieve by performing the function in house. We will continue to aggressively manage our operating and maintenance costs and quality by actively overseeing the activities of the third party technical managers and by monitoring and controlling vessel operating expenses they incur on our behalf.

•

Operate a young, high quality fleet and continue to safely and effectively serve our customers. We intend to maintain a high quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance programs under our active oversight. Our fleet has a strong safety and environmental record that we maintain through regular maintenance and inspection. We believe that the “eco” design of our seven VLCCs on the water and our 14 VLCC newbuildings, as well as the extensive experience from our technical managers and our in house oversight team, will enhance our position as a preferred provider to oil major customers.

•

Continue to opportunistically engage in acquisitions or disposals to maximize shareholder value. Our practice is to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies while focusing on maximizing shareholder value and returning capital to shareholders when appropriate. Our executive management team has a demonstrated track record in sourcing and executing acquisitions and disposals at attractive points in the cycle and financings. We are continuously and actively monitoring the market in an effort to take advantage of growth opportunities. We believe that the demand created by changing oil trade pattern distances has been most significant in the VLCC sector as those ships have been directed largely to long haul trade routes to China. Consistent with our strategy, we purchased 21 “eco” design VLCC newbuildings, of which three have been delivered in 2015, four have been delivered through the first quarter of 2016, and the remaining 14 have scheduled deliveries through February 2017. In 2016, we completed the sale of one Handymax vessel.

•

Actively manage capital structure and return capital to shareholders when appropriate. We believe that we have access to multiple financing sources, including banks and the capital markets. We have leveraged our strong relationships with our lenders to obtain commitments under the Korean Export Credit Facility and the Sinosure Credit Facility which we collectively refer to as our “2015 credit facilities,” to fund the majority of the $981.0 million of remaining installment payments in respect of our VLCC newbuildings as of December 31, 2015. Additionally we expect to enter into the Chinese Export Credit Facility to fund a significant portion of the remaining installment payments due under the shipbuilding contracts for 2 of our VLCC newbuildings being built at Chinese shipyards. We intend to manage our capital structure by actively monitoring our leverage level with changing market conditions and returning capital to shareholders when appropriate. For more information regarding our 2015 credit facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings.”

NAVIG8 CRUDE MERGER

In February 2015, we acquired 14 “eco” VLCCs newbuilding contracts through a merger with Navig8 Crude Tankers, Inc., which we refer to as “Navig8 Crude,” increased our authorized capital, reclassified our common stock into a single class of common stock and changed our legal name to “Gener8 Maritime, Inc.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions” for more information with the merger with Navig8 Crude, which we refer to as the “2015 merger.”

VESSEL ACQUISITIONS AND DISPOSALS

Our practice is to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies while focusing on maximizing shareholder value and returning capital to shareholders when appropriate. Our executive management team has a demonstrated track record in sourcing and executing acquisitions and disposals at attractive points in the cycle and financings. We are continuously and actively monitoring the market in an effort to take advantage of growth opportunities. We also evaluate opportunities to monetize our investments in vessels by selling them when conditions allow us to generate attractive returns, to adjust the profile of our fleet to fit customer demands such as preferences for modern vessels, and to generate capital for potential investments in the future.

From 2001 to 2008, we grew from 20 vessels to 31 vessels upon the completion of our stock‑for‑stock acquisition of Arlington Tankers Ltd. in December 2008, our first acquisition of VLCCs.

In June 2010, we entered into agreements to purchase seven tankers for an aggregate purchase price of approximately $620 million, consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings, from subsidiaries of Metrostar Management Corporation. We completed taking delivery of these vessels in April 2011.

In February 2011, we sold three product tankers for aggregate net proceeds of $62 million and subsequently leased back each of these vessels to one of our subsidiaries. Pursuant to the Chapter 11 plan, we rejected the bareboat charters and charter guarantees related to these leasebacks effective June 2012 and July 2012. In February 2011, we also sold one Aframax vessel and one Suezmax vessel. We sold one Aframax vessel in each of March 2011, April 2011, October 2011, May 2012 and October 2012.

In July 2014, we sold one Suezmax vessel, and we sold one Aframax vessel in each of February 2014 and October 2013. In February 2016, we completed the sale of one Handymax vessel (Gener8 Consul). For more information regarding our sale of the Gener8 Consul vessel, see Note 24, SUBSEQUENT EVENTS, to the consolidated financial statements in Item 8.

Our more recent fleet expansion strategy has involved two acquisitions of VLCC fleets in 2014 and 2015, described in more detail below. The VLCC fleet purchased in 2014 consists of seven “eco” newbuild VLCCs originally ordered by Scorpio Tankers, Inc. or “Scorpio”. As of March 15, 2016, five of these vessels have been delivered. These seven newbuildings were originally ordered by Scorpio and have an aggregate contract price of $662.2 million (including installment payments already made) as of December 31, 2015, and we acquired them for $735.0 million (with the difference from the contract price representing an additional embedded premium paid to Scorpio). The remaining installment payments as of December 31, 2015 were $289.1 million. We have agreements in place with Scorpio Ship Management S.A.M. as project manager to supervise and inspect the construction of the remaining two newbuildings, which we expect to be delivered by September 2016. We refer to the seven newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings.”

Additionally in 2015, we acquired 14 “eco” newbuild VLCCs originally ordered by Navig8 Crude prior to the 2015 merger with an aggregate contract price (including installment payments already made) of $1,344.3 million. We assumed the remaining installment payments, which were $803.0 million as of December 31, 2015. As of March 15, 2016, two of these vessels have been delivered. We have an agreement in place with Navig8 Shipmanagement Pte Ltd., an affiliate of the Navig8 Group, to supervise and inspect the construction of the remaining 12 newbuildings, which we expect to be delivered by the first quarter of 2017. We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings.”

These VLCC newbuildings are based on advanced “eco” design and we expect these newbuildings to incorporate many technological improvements such as more fuel‑efficient engines, hull forms, and propellers and decreased water resistance, designed to optimize speed and fuel consumption and reduce emissions. However, there is no guarantee these fuel efficiencies will be realized. See “Risk Factors—There is no assurance that our newbuildings will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our newbuildings.”

Certain events may arise which could result in us not taking delivery of the 2014 acquired newbuildings and 2015 acquired newbuildings on such schedule or at all. See “Risk Factors—Delays in deliveries of any of our remaining VLCC newbuildings or any other new vessels that we may order, or delivery of any of the vessels with significant defects, could harm our operating results and lead to the termination of any related charters that may be entered into prior to their delivery.”

2015 Acquired VLCC Newbuildings

In 2015, in connection with the 2015 merger, we acquired orders for the 2015 acquired VLCC newbuildings from quality yards. Eight of the shipbuilding contracts for these newbuildings were originally entered into by Navig8 Crude in December 2013 and contracts for an additional six newbuildings were entered into in March 2014. As of March

15, 2016, two of the 2015 acquired VLCC newbuildings have been delivered and, under the terms of these shipbuilding contracts, the remaining 12 are scheduled to be delivered through February 2017. Of these remaining VLCC newbuildings, four are expected to be constructed at Hyundai Samho Heavy Industries, two at Hyundai Heavy Industries, two at Korea’s Hanjin Heavy Industries (Philippines) and four at China’s Shanghai Waigaoqiao Shipbuilding.

As of March 15, 2016, we have paid installment payments to the shipyards under the shipbuilding contracts for the 2015 acquired VLCC newbuildings totaling approximately $648.1 million (including the $357.4 million previously paid by Navig8 Crude), and the aggregate amount of remaining payments due under these shipbuilding contracts was $696.1 million. We have obtained commitments under our 2015 credit facilities to fund the majority of the remaining payments due under these shipbuilding contracts. We intend to enter into new credit facilities to fund a significant portion of these remaining payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” below. However, there is no assurance we will be able to enter into these new credit facilities.

Navig8 Crude, which was renamed Gener8 Maritime Subsidiary, Inc. or “Gener8 Subsidiary” in connection with the 2015 merger and is our subsidiary that owns the remaining 2015 acquired shipbuilding contracts, has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” an affiliate of Navig8 Group and a subsidiary of Navig8 Limited, for each of the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement has agreed to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary has agreed to pay Navig8 Shipmanagement a total fee of $500,000 per vessel. The agreements do not contain the ability to terminate early and, as such, the agreements would be effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $250,000 per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for more information regarding our relationship with Navig8 Group.

2014 Acquired VLCC Newbuildings

In March 2014, VLCC Acquisition I Corporation, one of our wholly‑owned subsidiaries since renamed Gener8 Maritime Subsidiary V Inc., entered into an agreement with Scorpio and seven of its wholly‑owned subsidiaries that were each party to a VLCC shipbuilding contract for Subsidiary V to purchase the outstanding common stock of the seven subsidiaries for approximately $162.7 million, with approximately $572.3 million in aggregate installment payments under the shipbuilding contracts remaining as of the time of purchase. This $162.7 million purchase price in part reflected the fact that Scorpio had previously paid the shipyards installment payments totaling approximately $89.9 million. Substantially all of the initial price was funded using the proceeds of the March 2014 Class B financing described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Related Party Transactions—March 2014 Class B Financing”. We refer to Gener8 Maritime Subsidiary V Inc.as “Subsidiary V,” Scorpio Tankers Inc. as “Scorpio” and the seven referenced subsidiaries as “2014 acquired VLCC shipbuilding SPVs.”

In December 2013, each of the 2014 acquired VLCC shipbuilding SPVs entered into a shipbuilding contract with either Daewoo or with Hyundai for the construction and purchase of a 300,000 DWT Crude Oil Tanker. As a result of the acquisition by Subsidiary V of the 2014 acquired VLCC shipbuilding SPVs, we acquired ownership of the 2014 acquired VLCC shipbuilding contracts.

As of March 15, 2016, five of the 2014 acquired VLCC newbuildings have been delivered and, under the terms of these shipbuilding contracts, the remaining two 2014 acquired VLCC newbuildings are scheduled to be delivered through September 2016. As of March 15, 2016, we have paid installment payments totaling approximately $548.8 million (including the $89.9 million of installment payments previously paid by Scorpio) and the aggregate amount of remaining payments due was $113.4 million. We have obtained commitments under the Korean Export Credit Facility to fund the majority of the remaining payments due under these shipbuilding contracts.

In March 2014, the 2014 acquired VLCC shipbuilding SPVs collectively entered into an agreement for the appointment of a Buyer’s representative with Scorpio Ship Management S.A.M., which we refer to as “Scorpio Ship Management,” to appoint Scorpio Ship Management as their agent to review and approve drawings and documents and equipment proposals relating to the construction of the 2014 acquired VLCC newbuildings. The agreement provides for Scorpio Ship Management to be reimbursed for these services at the rate of approximately $10,000 per week for an initial period of six weeks from the date of the agreement, subsequently extended by agreement to eight weeks. We refer to this fee as the “initial agent fee.”

In May 2014, each of the 2014 acquired VLCC shipbuilding SPVs entered into a Project Consultation and Site Building Supervision Agreement with Scorpio Ship Management to appoint Scorpio Ship Management as their project manager to supervise and inspect the construction of each of the 2014 acquired VLCC newbuildings. The agreement provides for Scorpio Ship Management a site supervision fee totaling approximately $600,000 in respect of each of the 2014 acquired VLCC newbuildings to be constructed by Daewoo Shipbuilding & Marine Engineering Co., Ltd., a site supervision fee totaling approximately $550,000 in respect of each of the 2014 acquired VLCC newbuildings to be constructed by Hyundai Samho Heavy Industries Co., Ltd., and for each of the 2014 acquired VLCC newbuildings, a drawing and plans approval fee of approximately $20,000, payable in each case by the relevant 2014 acquired VLCC shipbuilding SPVs.

OUR FLEET

As of March 15, 2016 our fleet was comprised of 45 wholly-owned tankers, comprised of 31 vessels on the water, consisting of 14 VLCC’s, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 6.6 million DWT, and 14 “eco” VLCC newbuildings with expected deliveries through February 2017. These newbuildings are expected to increase our owned fleet capacity to 10.8 million DWT, based on the contractually-guaranteed minimum DWT of newbuild vessels. As of March 15, 2016, 12 of our VLCC vessels were deployed in

Navig8 Group’s VL8 pool, all 11 of our Suezmax vessels were deployed in Navig8 Group’s Suez8 pool and all four of our Aframax vessels were deployed in the Navig8 Group’s V8 pool.

	Year		Employment
Vessel	Built	DWT	Status	Yard	Flag
VLCC
Gener8 Zeus	2010	318,325	Pool	Hyundai	Marshall Islands
Gener8 Atlas	2007	306,005	Pool	Daewoo	Marshall Islands
Gener8 Hercules	2007	306,543	Pool	Daewoo	Marshall Islands
Gener8 Ulysses	2003	318,695	Pool	Hyundai	Marshall Islands
Gener8 Poseidon	2002	305,795	Pool	Daewoo	Marshall Islands
Gener8 Victory	2001	312,640	TC	Hyundai	Bermuda
Gener8 Vision	2001	312,679	TC	Hyundai	Bermuda
Gener8 Neptune	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Athena	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Strength	2015	300,960	Pool	SWS	Marshall Islands
Gener8 Apollo	2016	301,417	Pool	Daewoo	Marshall Islands
Gener8 Supreme	2016	300,933	Pool	SWS	Marshall Islands
Gener8 Ares	2016	301,587	Pool	Daewoo	Marshall Islands
Gener8 Hera	2016	300,000	Pool	Daewoo	Marshall Islands
SUEZMAX
Gener8 Spartiate	2011	164,925	Pool	Hyundai	Marshall Islands
Gener8 Maniate	2010	164,715	Pool	Hyundai	Marshall Islands
Gener8 St. Nikolas	2008	149,876	Pool	Universal	Marshall Islands
Gener8 George T	2007	149,847	Pool	Universal	Marshall Islands
Gener8 Kara G	2007	150,296	Pool	Universal	Liberia
Gener8 Harriet G	2006	150,296	Pool	Universal	Liberia
Gener8 Orion	2002	159,992	Pool	Samsung	Marshall Islands
Gener8 Argus	2000	159,999	Pool	Hyundai	Marshall Islands
Gener8 Spyridon	2000	159,999	Pool	Hyundai	Marshall Islands
Gener8 Horn	1999	159,475	Pool	Daewoo	Marshall Islands
Gener8 Phoenix	1999	153,015	Pool	Halla	Marshall Islands
AFRAMAX
Gener8 Pericles	2003	105,674	Pool	Sumitomo	Liberia
Gener8 Daphne	2002	106,560	Pool	Tsuneishi	Marshall Islands
Gener8 Defiance	2002	105,538	Pool	Sumitomo	Liberia
Gener8 Elektra	2002	106,560	Pool	Tsuneishi	Marshall Islands
PANAMAX
Gener8 Companion	2004	72,749	Spot	Dalian China	Bermuda
Gener8 Compatriot	2004	72,749	Spot	Dalian China	Bermuda
Vessels on the Water Total		6,577,842

TC = Time Chartered (see below under the heading “—Fleet Deployment—Our Charters”).

Pool = Vessel is chartered into a pool where it is deployed on the spot market (see below under the heading “—Fleet Deployment—Our Charters”).

*Does not include Nave Quasar (VLCC) charter that expired in March 2016. This vessel was chartered-in and participated in the VL8 pool where it was deployed on the spot market. For more information about the Nave Quasar time charter see “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter.”

We believe we are uniquely positioned to benefit from the near‑term delivery of our VLCC newbuildings shown in the table below.

Vessel Name	Expected delivery Date	Estimated DWT[1]	Yard
VLCC
Gener8 Success	22-Mar-16	300,000	SWS
Gener8 Nautilus	14-Apr-16	300,000	HHI
Gener8 Andriotis	30-Apr-16	300,000	SWS
Gener8 Constantine	24-Jun-16	300,000	HHI
Gener8 Hector	29-Jul-16	300,000	HAN
Gener8 Perseus	16-Aug-16	300,000	HHI
Gener8 Macedon	24-Aug-16	300,000	HHI
Gener8 Chiotis	30-Aug-16	300,000	SWS
Gener8 Oceanus	13-Sep-16	300,000	HHI
Gener8 Noble	10-Oct-16	300,000	HHI
Gener8 Theseus	10-Oct-16	300,000	HHI
Gener8 Miltiades	1-Nov-16	300,000	SWS
Gener8 Nestor	23-Jan-17	300,000	HAN
Gener8 Ethos	20-Feb-17	300,000	HHI
Newbuilding Total		4,200,000
Fleet Total Including Newbuildings		10,777,842

(1) Reflects the contractually-guaranteed minimum DWT of newbuilding vessels.

FLEET DEPLOYMENT

We strive to optimize the financial performance of our fleet by opportunistically evaluating the deployment of our vessels in the spot market, which are contracts pertaining to specified cargo, and on time charters, which are contracts defined by their duration rather than their cargoes, including through commercial pool arrangements. Vessels operating in the spot market typically are chartered for a single voyage that may last up to three months whereas vessels operating on time charters may be chartered for several months or years. Vessels operating in the spot market may generate increased profit margins during periods of improving tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Due to the historically low charter rates in recent years, we have primarily deployed our vessels on spot market voyage charters (either directly or through pools which operate primarily in the spot market) as opposed to time charters. However, we actively monitor market conditions and changes in charter rates in managing the deployment of our vessels between spot market voyage charters, pool agreements and time charters. Historically, during certain periods of higher charter rates, we entered into time charters to benefit from a measure of stability through cycles. We may utilize a similar strategy to the extent that tanker rates rise and market conditions become favorable. We may also utilize time charters to lock in contracted rates when we believe the rate environment could weaken or decline in the future. We may also consider deploying our vessels on time charter for customers to use as floating storage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Spot and Time Charter Deployment” for more information regarding our fleet deployment strategy.

Our Charters

The following table details the percentage of our fleet operating on time charters, in the spot market and in the Navig8 pools during the prior three years.

	Time Charter Vs. Spot Mix
	(as % of operating days)
	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Percentage in time charter days	9.4	6.3	13.0
Percentage in spot charter days	39.4	93.7	87.0
Percentage in Navig8 pool days (1)	51.2	—	—
Total vessel operating days	100.0	100.0	100.0

(1) Consists of vessels chartered into the VL8 Pool, the Suez8 Pool and the V8 Pool.

As of December 31, 2015, our fleet consisted of 28 vessels on the water. We have two VLCC vessels (the Gener8 Victory and the Gener8 Vision) on time charter contracts at daily rates of $38,000 expiring in January 2016 and March 2016, respectively. The Gener8 Victory began a new charter in February 2016 at a gross rate of $47,600 per day for six months with the charterers having the option to extend the period for an additional six months at a gross rate of $53,750 per day. All of our other vessels as of December 31, 2015, and all of the vessels that were delivered in the first quarter of 2016, were employed in the spot market (either directly or through spot market focused pools).

VL8, Suez8 and V8 Pools

We employ all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, in Navig8 Group commercial crude tanker pools, including the VL8 pool, the Suez8 pool and the V8 pool. The pools leverage the Navig8 Group’s industry leading platform with a spot market focus, in which shipowners with vessels of similar size and quality participate along with us in the pools. As of December 31, 2015, the VL8 pool was comprised of 26 vessels, the Suez8 pool was comprised of 21 vessels and the V8 pool was comprised of 25 vessels.

We believe this scale among global tanker pools will provide both us and these pools with freight optimization and cost benefits through economies of scale, as well as greater access to key market dynamics and information. Furthermore, we believe that vessel pools can provide cost‑effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times. Pooling our vessels with those of other operators also helps us derive various operational benefits through voyage flexibility, including having more vessels available to deploy as opportunities arise. For example, pool participation means we could obtain backhaul or other voyages that could result in higher time charter equivalent earnings than we might have otherwise earned.

For further detail on our pooling arrangements with the Navig8 Group, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers Inc.”

For more information on other pools we have participated in, see Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8.

OPERATIONS AND SHIP MANAGEMENT

Commercial Management

Our management team and other employees, including the management and employees of our wholly‑owned subsidiary, GMM, are responsible for the commercial and strategic management of our fleet. Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters and spot market‑related time charters, and monitoring the performance of our vessels under their charters. Strategic management involves locating, purchasing, financing and selling vessels. The commercial management of our vessels deployed in the VL8, Suez8 and V8 pools is handled by affiliates of the Navig8 Group.

Our in‑house commercial management team manages any vessels not chartered into pools.

Technical Management

We utilize the services of independent technical managers for the technical management of our fleet (including the vessels we have deployed in pools). We currently contract with Anglo Eastern Ship Management, Northern Marine Management, Wallem Ship Management and Selandia Ship Management, independent technical managers, for our technical management. Technical management involves the day‑to‑day management of vessels, including performing routine maintenance, attending to vessel operations, arranging for crews and supplies and providing safety, quality and environmental management, operational support, crewing shipyard supervision, insurance and financial management services. Members of our New York City‑based corporate technical department oversee the activities of our independent technical managers. The head of our technical management team has over 38 years of experience in the shipping industry.

Under our technical management agreements, our technical managers are obligated to:

•	provide qualified personnel to ensure safe vessel operation;

•

arrange and supervise the maintenance of our vessels to our standards to assure that our vessels comply with applicable national and international regulations and the requirements of our vessels’ classification societies including arranging and conducting vessel dry dockings;

•	select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

•	warrant the compliance of the crews’ licenses with the regulations of the vessels’ flag states and the International Maritime Organization, or “IMO”;

•	arrange the supply of spares and stores and lubricating oil for our vessels;

•	report expense transactions to us, and make its procurement and accounting systems available to us in accordance with the Sarbanes Oxley Act of 2002; and

•	ensure that our vessels are acceptable to customers for the safe carriage of cargo.

Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port. Our vessels are regularly inspected by technical management staff and specific notations and recommendations are made for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew.

See “—Vessel Acquisitions and Disposals” regarding our arrangement with Scorpio Ship Management and Navig8 Shipmanagement regarding the supervision of the construction of our VLCC newbuildings.

See “Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Technical Management Agreements” for information regarding the technical management agreements with Navig8 Shipmanagement Pte. Ltd. in respect of our 2015 acquired VLCC newbuildings. However, we currently do not intend to utilize these technical management agreements with Navig8 Shipmanagement Pte. Ltd.

EMPLOYEES

As of December 31, 2015, we employed approximately 35 office personnel. Thirteen of these employees (of which twelve are located in New York City and one is located in Houston, Texas) manage the commercial operations of our business and oversee the technical management of our fleet. As part of our strategy to outsource the technical management of our fleet, we completed the closure of our Portugal office (which had four employees) in August 2015 and our Russia office (which had three employees) in March 2016.

As of December 31, 2015, we no longer provided any seaborne personnel to crew our vessels. Crews for our vessels are provided by third‑party managers. Our technical managers are responsible for locating and retaining qualified officers for our vessels subject to third‑party management arrangements. The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

We place great emphasis on attracting qualified crew members for employment on our vessels. Recruiting qualified senior officers has become an increasingly difficult task for vessel operators. We believe that our third‑party technical managers pay competitive salaries and provide competitive benefits to our personnel. We believe that the well‑maintained quarters and equipment on our vessels help to attract and retain motivated and qualified seamen and officers. Our crew management services contractors have collective bargaining agreements that cover all the junior officers and seamen whom they provide to us.

CUSTOMERS

We have strong relationships with our customers, which include major international oil companies and commodities trading firms such as Saudi Aramco, BP, Shell, S‑Oil, Exxon, Chevron, Repsol, Valero, Reliance, Petrobras and Clearlake, either directly or through pooling arrangements.

During the years ended December 31, 2015, 2014 and 2013, one of our customers, Unipec, accounted for 9.9%, 15.2% and 12.2% of our voyage revenues (including revenue from the Unique Tankers pool), respectively. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers, and we subsequently transitioned all of our vessels to the Navig8 commercial crude tanker pools, with the exception of two vessels that remain on time charters and three vessels deployed in the spot market, to the Navig8 commercial crude tanker pools. During the year ended December 31, 2015, the Navig8 pools accounted for 34.8% of our net voyage revenues. The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. See “Risk Factors—We receive a significant portion of our revenues from a limited number of customers and pools, and the loss of any customer or the termination of our relationships with these pools could result in a significant loss of revenues and cash flow” for certain risks related to our reliance on key customers. See Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information on the Unique Tankers pool and the Navig8 pools.

COMPETITION

International seaborne transportation of crude oil and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state‑owned). Many oil companies and other oil trading companies, the primary charterers of the vessels we own, also operate their own vessels and transport oil for themselves and third‑party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel’s operator.

Other significant operators of vessels carrying crude oil and other petroleum products include Frontline, Ltd., Overseas Shipholding Group, Inc., Teekay Shipping Corporation and Tsakos Energy Navigation, Euronav NV, DHT Holdings, Inc., and Tankers International LLC. There are also numerous, smaller vessel operators.

See “Risk Factors” for a discussion of certain negative factors pertaining to our competitive position.

INSURANCE

General Operational Risks.

The operation of any ocean‑going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990, or “OPA” has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the territorial waters of the United States. We believe that our current insurance coverage is adequate to protect us against the principal accident‑related risks that we face in the conduct of our business.

Liability Risks: Protection and Indemnity Insurance.

Our protection and indemnity insurance, or “P&I insurance,” covers, subject to customary deductibles, policy limits and extensions, third‑party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo and other third‑party property and pollution arising from oil or other substances. Our current P&I insurance coverage for pollution is the maximum commercially available amount of $1.0 billion per tanker per incident and is provided by mutual protection and indemnity associations. Our current P&I Insurance coverage for non‑pollution losses is $3.0 billion per tanker per incident. Each of the vessels currently in our fleet is entered in a protection and indemnity association which is a member of the International Group of Protection and Indemnity Mutual Assurance Associations, or the “International Group.” The 13 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at $4.3 billion. As a member of protection and indemnity associations, which are, in turn, members of the International Group, we are subject to calls payable to the associations based on the International Group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of protection and indemnity associations comprising the International Group.

Marine Risks: Hull and Machinery and War Risks.

Our hull and machinery insurance covers actual or constructive total loss from covered risks of collision, fire, heavy weather, grounding and engine failure or damages from same. Our war risk insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war‑related risks. Such coverage is subject to policy deductibles. Our loss‑of‑hire insurance covers loss of revenue for up to 90 days resulting from vessel off hire for each of our vessels, with a 14‑day deductible.

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

International Maritime Organization (IMO)

The United Nations’ International Maritime Organization, or the “IMO”, has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 and updated through various amendments relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution‑prevention requirements applicable to tankers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2012, the IMO’s Marine Environmental Protection Committee, or the “MEPC,” adopted a resolution amending the International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulk, or the “IBC Code.” The provisions of the IBC Code are mandatory under MARPOL and the IMO International Convention for the Safety of Life at Sea of 1974, or “SOLAS.” These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. We may need to make certain financial expenditures to comply with these amendments.

In 2013, the MEPC adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or “CAS.” These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs. We may need to make certain financial expenditures to comply with these amendments.

Air Emissions.  In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions known as “Emission Control Areas,” or “ECAs” (see below).

The MEPC adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018. The amended Annex VI also establishes new tiers of stringent nitrogen oxide emission standards for new marine engines developed after the date of installation.

Sulfur content standards are even stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA may not use fuel with sulfur content in excess of 0.10%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea and certain coastal areas of North America and the Caribbean Sea have been so designated. Ocean‑going vessels in these areas are subject to stringent emissions controls, which may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

As of January 1, 2013, Amended Annex VI of MARPOL made mandatory certain measures relating to energy efficiency for ships in part to address greenhouse gas emissions. This included the requirement that all new ships utilize the Energy Efficiency Design Index, or “EEDI,” and that all ships use the Ship Energy Efficiency Management Plan, or “SEEMP.”

We believe that all our vessels will be compliant in all material respects with these regulations. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Pollution Control and Liability Requirements.    The IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits of ballast discharge. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. To date, the BWM Convention has not yet been ratified but proposals regarding implementation have recently been submitted to the IMO.  Many of the implementation dates originally written into the BWM Convention have already passed. On December 4, 2013, the IMO Assembly passed a resolution revising the dates of applicability of the requirements of the BWM Convention so that they are triggered by the entry into force date, and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date ‘existing vessels,’ and allows for the installation of ballast water management systems on such vessels at the first renewal survey following entry into force of the convention. Furthermore, in October 2014 the MEPC met and adopted additional resolutions concerning the BWM Convention’s implementation. Once mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers and the costs of ballast water treatments may be material.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the “Bunker Convention,” to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non‑ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the relevant national or other domestic laws in the jurisdiction where the events or damages occur.

The IMO has also adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocol in 1976, 1984, and 1992, and amended in 2000, or the “CLC.” Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s personal fault and under the 1992 Protocol where the spill is caused by the shipowner’s personal act or omission or by intentional or reckless conduct where the shipowner knew pollution damage would probably result. The CLC requires ships covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident.

Noncompliance with the IMO’s International Management Code for the Safe Operation of Ships and for Pollution Prevention, or “ISM Code,” or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports. As of the date of this Annual Report, each of our vessels is ISM Code certified.

Anti‑Fouling Requirements.  In 2001, the IMO adopted the International Convention on the Control of Harmful Anti‑fouling Systems on Ships, or the “Anti‑fouling Convention.” The Anti‑fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 2003. Vessels of over 400 gross tons engaged in international voyages will be required to undergo an initial survey before the vessel is put into service or before an International Anti‑fouling System Certificate is issued for the first time; and subsequent surveys when the anti‑fouling systems are altered or replaced. We have obtained Anti‑fouling System Certificates for all of our vessels that are subject to the Anti‑fouling Convention.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act.

The U.S. Oil Pollution Act of 1990, or “OPA,” established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” which applies to the discharge of hazardous substances (other than petroleum, except in certain limited circumstances), whether on land or at sea. OPA and CERCLA both define “owner and operator” “in the case of a vessel as any person owning, operating or chartering by demise, the vessel.” Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean‑up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•	injury to, or economic losses resulting from, the destruction of real and personal property;

•	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

•	loss of subsistence use of natural resources that are injured, destroyed or lost;

•	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•	net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 21, 2015, the USCG adjusted the limits of OPA liability to the greater of $2,200 per gross ton or $18,796,800 per double hull tanker that is greater than 3,000 gross tons (subject to periodic adjustments for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under certain provisions of the U.S. Clean Water Act or the Intervention on the High Seas Act.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self‑insurer or a guarantee. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. We have provided such evidence and received certificates of financial responsibility from the USCG for each of our vessels required to have one. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other United States Environmental Regulations.  The U.S. Clean Water Act, or the “CWA,” prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly‑issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, most U.S. States that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA requires a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within U.S. waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or “VGP.” For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent, or “NOI,” at least 30 days before the vessel operates in U.S. waters. On March 28, 2013, the EPA re‑issued the VGP for another 5 years. This VGP took effect on December 19, 2013. The VGP focuses on authorizing discharges incidental to operations of commercial vessels and the new VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, more stringent requirements for gas scrubbers and the use of environmentally acceptable lubricants.

USCG regulations adopted, and proposed for adoption, under the U.S. National Invasive Species Act, or “NISA,” also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, which require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures, and/or otherwise restrict our vessels from entering U.S. waters. The USCG must approve any technology before it is placed on a vessel, but has not yet approved the technology necessary for vessels to meet the foregoing standards. However, the USCG has developed an Alternate Management System, or “AMS,” acceptance program. This is a bridging strategy to allow foreign type approved Ballast Water Management Systems to be installed and operated on vessels. An AMS must be installed prior to the vessel’s compliance date and may be used up to five years after the date that the vessel is required to be in compliance with the U.S. Coast Guard ballast water discharge standards.

Notwithstanding the foregoing, as of January 1, 2014, vessels are technically subject to the phasing‑in of these standards. As a result, the USCG has provided waivers to vessels which cannot install the as‑yet unapproved technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft certain sections of the VGP that address ballast water. Since the current VGP will remain in effect until the EPA issues a new VGP,  it remains unclear how the ballast water requirements promulgated by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some which are pending, will affect us.

Compliance with the VGP could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other disposal arrangements, and/or otherwise restrict our vessels from entering United States waters. In addition, certain states have enacted more stringent discharge standards as conditions to their required certification of the VGP. We submit NOIs for our vessels where required and do not believe that the costs associated with obtaining and complying with the VGP have a material impact on our operations. We have installed ballast water treatment systems on newbuilding vessels and will retrofit these on certain other ships in the future.

The U.S. Clean Air Act of 1970 (including its amendments in 1977 and 1990), or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements. The CAA also requires states to draft State Implementation Plans, or “SIPs,” designed to attain national health‑based air quality standards in each state. Although state‑specific SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment, as indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship‑source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high‑risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and then extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. In addition, the 2015 United Nations Convention on Climate Change Conference in Paris did not result in an agreement that directly limited greenhouse gas emissions from shipping. As of January 2013, all ships must comply with mandatory requirements adopted by the IMO’s MEPC in July 2011 relating to greenhouse gas emissions. All ships are required to follow a SEEMP. Now, the minimum energy efficiency levels per capacity mile, outlined in the EEDI, applies to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also considering the implementation of market‑based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Parliament and Council of Ministers are expected to endorse regulations that would require the monitoring and reporting of greenhouse gas emissions from vessels in the near future. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety, and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel engines, their emissions, and the sulfur content in marine fuel. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization, or “ILO,” is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labour Convention 2006, or “MLC 2006.” A Maritime Labor Certificate and a Declaration of Maritime Labour Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force one year after 30 countries with a minimum of 33% of the world’s tonnage ratified it. On August 20, 2012, the required number of countries was met and MLC 2006 came into force on August 20, 2013. Amendments to the MLC 2006 were adopted in 2014 and more amendments were proposed in 2016.

Ship Safety

Vessel Security Regulations. Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security, such as the Maritime Transportation Security Act of 2002, or “MTSA.” To implement certain portions of the MTSA, in July 2003 the U.S. Coast Guard, or the “USCG,” issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency, or the “EPA.”

Similarly, in December 2002, amendments to SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new Chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the “ISPS Code.” The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or “ISSC,” from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

•

on board installation of automatic identification systems to provide a means for the automatic transmission of safety related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

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

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to align with international maritime security standards, exempt non‑U.S. vessels from MTSA vessel security measures provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Safety Management System Requirements. In addition to SOLAS, the IMO also adopted the International Convention on Load Lines, or the “LL Convention.” SOLAS and the LL Convention impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises SOLAS and LL Convention standards. May 2012 SOLAS amendments entered into force as of January 1, 2014. The Convention on Limitation of Liability for Maritime Claims, or “LLMC,” was recently amended and went into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claims and property claims against ship owners. We believe that all our vessels will be in substantial compliance with SOLAS and LL Convention standards.

The operation of our ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We rely upon the safety management systems that we and our technical managers have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate, or “SMC,” for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or “SMS.” No vessel can obtain a SMC under the ISM Code unless its manager has been awarded a document of compliance, or “DOC,” issued in most instances by the vessel’s flag state. We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our vessels for which such certificates are required by the IMO. We renew these documents of compliance and safety management certificates as required.

Inspection by Classification Societies. Every oceangoing vessel must be evaluated, surveyed and approved by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

•

Intermediate Surveys:  In addition to annual surveys, intermediate surveys typically are conducted two and one half years after commissioning and each class renewal. Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

•

Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a vessel owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. Upon a vessel owner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels under 15 years old undergo an intermediate survey every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the vessel owner within prescribed time limits. For vessels 15 years and older, a class renewal survey is performed every 30 months.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All of our vessels have been certified as being “in class” by a recognized classification society. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

Oil Major Vetting Process

Shipping in general and crude tankers in particular, have been, and will remain, heavily regulated. Many international and national rules, regulations and other requirements—whether imposed by the classification societies, international statutes, national and local administrations or industry—must be complied with in order to enable a shipping company to operate and a vessel to trade.

Traditionally there have been relatively few large players in the oil trading business and the industry is continuously consolidating. The so‑called “oil majors,” such as BP, Chevron, Conoco Phillips, Exxon, Petrobras, Shell, Sinopec, Statoil and Total, together with a few smaller companies, represent a significant percentage of the production, trading and, especially, shipping logistics (terminals) of crude and refined products worldwide. Concerns for the environment, health and safety have led the oil majors to develop and implement a strict due diligence process when selecting their commercial partners. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel operator and the vessel.

While many parameters are considered and evaluated prior to a commercial decision, the oil majors, through their association, the Oil Companies International Marine Forum, or “OCIMF,” have developed and are implementing two basic tools: (a) SIRE, the Ship Inspection Report Program, and (b) the Tanker Management & Self Assessment, or “TMSA” program. The former is a physical ship inspection protocol based upon a thorough vessel inspection questionnaire, and performed by accredited OCIMF inspectors, resulting in a report being logged on SIRE, while the latter is a recent addition to the risk assessment tools used by the oil majors.

Based upon commercial needs, there are three levels of risk assessment used by the oil majors: (a) terminal use, which will clear a vessel to call at one of the oil major’s terminals; (b) voyage charter, which will clear the vessel for a single voyage; and (c) term charter, which will clear the vessel for use for an extended period of time. The depth, complexity and difficulty of each of these levels of assessment vary. While for the terminal use and voyage charter relationships a ship inspection and the operator’s TMSA will be sufficient, a longer term charter relationship also requires a thorough office assessment. In addition to the commercial interest on the part of the oil major, an excellent safety and environmental protection record is necessary to ensure an office assessment is undertaken.

We believe that we benefit from our technical managers’ track record of successful audits by major international oil companies. See “—Operations and Ship Management—Technical Management” for more information about our technical managers.

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

CHAPTER 11 RESTRUCTURING

On November 17, 2011, which we refer to as the “petition date,” we and substantially all of our subsidiaries (with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries), which we refer to collectively as the “debtors,” filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the “Bankruptcy Court,” under Case No. 11-15285 (MG), which we refer to as the “Chapter 11 cases.” On January 31, 2012, the debtors filed a joint plan of reorganization with the Bankruptcy Court. We refer to the joint plan of reorganization as amended, modified and confirmed by the Bankruptcy Court as the “Chapter 11 plan.” The Bankruptcy Court entered an order, which we refer to as the “confirmation order,” confirming the Chapter 11 plan on May 7, 2012. The debtors served notice of the entry of the confirmation order on May 10, 2012 and May 11, 2012.

On May 17, 2012, which we refer to as the “effective date,” the debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Chapter 11 plan, and the Chapter 11 plan became effective pursuant to its terms. The debtors served notice of the occurrence of the effective date on May 18, 2012 and May 22, 2012.

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

Classification society.  A private, self‑regulatory organization which has as its purpose the supervision of vessels during their construction and afterward, in respect to their seaworthiness and upkeep, and the placing of vessels in grades or “classes” according to the society’s rules for each particular type of vessel.

Daewoo.  Daewoo Shipbuilding & Marine Engineering Co., Ltd.

Demurrage.  The delaying of a vessel caused by a voyage charterer’s failure to load, unload, etc. before the time of scheduled departure. The term is also used to describe the payment owed by the voyage charterer for such delay.

Double‑hull.  Hull construction design in which a vessel has an inner and outer side and bottom separated by void space, usually several feet in width.

Double‑sided.  Hull construction design in which a vessel has watertight protective spaces that do not carry any oil and which separate the sides of tanks that hold any oil within the cargo tank length from the outer skin of the vessel.

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

OECD.  Organization for Economic Co‑operation and Development.

Off hire.  The period a vessel is unable to perform the services for which it is immediately required under its contract. Off hire periods include days spent on repairs, drydockings, special surveys and vessel upgrades. Off hire may be scheduled or unscheduled, depending on the circumstances.

Panamax tanker.  Tanker ranging in size from 60,000 DWT to 80,000 DWT.

P&I Insurance.  Third‑party indemnity insurance obtained through a mutual association, or P&I Club, formed by shipowners to provide protection from third‑party liability claims against large financial loss to one member by contribution towards that loss by all members.

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

Worldscale.  Industry name for the Worldwide Tanker Nominal Freight Scale published annually by the Worldscale Association as a rate reference for shipping companies, brokers, and their customers engaged in the bulk shipping of oil in the international markets. Worldscale is a list of calculated rates for specific voyage itineraries for a standard vessel, as defined, using defined voyage cost assumptions such as vessel speed, fuel consumption and port costs. Actual market rates for voyage charters are usually quoted in terms of a percentage of World scale.

ITEM 1A.  RISK FACTORS

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

RISK FACTORS RELATED TO OUR INDUSTRY

Our revenues may be adversely affected if we and/or our pool managers do not successfully employ our vessels.

We seek to employ our vessels with reputable and creditworthy customers to maximize fleet utilization and earnings upside through spot market related employment, pool agreements and time charters in a manner that maximizes long‑term cash flow, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 15, 2016, 29 of our 31 vessels are employed in the spot market (either directly or through spot market focused pools), given our expectation of near‑ to medium‑term increases in charter rates. Two of our VLCC vessels are contractually committed to a fixed‑rate time charter. One of theVLCC time charters is expected to expire in August 2016. The second VLCC time charter is expected to expire in March 2016. Further, we plan on taking delivery of 14 additional VLCC vessels through the first quarter of 2017, which are currently contractually obligated to be deployed in the VL8 pool for at least one year following their delivery. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.”  for more information on these arrangements.

In recent years, we have primarily deployed our vessels on spot market voyage charters (either directly or through pools which operate primarily in the spot market). Although spot chartering is common in the crude and product tankers sectors, crude and product tankers charter hire rates are highly volatile and may fluctuate significantly based upon demand for seaborne transportation of crude oil and petroleum products, as well as tanker supply. The successful operation of our vessels in the spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is highly volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. Although charter hire rates have risen in recent months, there is no assurance that the crude oil and product tanker charter market will continue to rise over the next several months or that it will not decline. Furthermore, as charter rates for spot charters are fixed for a single voyage that may last up to three months, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases. Additionally, even if our vessels are not otherwise employed during a period of rising rates, we may not obtain spot charters during such periods because of vessel position or because of competition.

Although time charters generally provide stable revenues, they also limit the portion of our fleet available for spot market voyages during an upswing in the tanker industry cycle, when spot market voyages might be more profitable.

We earned approximately 46.9%, 92.2% and 93.1% of our net voyage revenue from spot charters (directly or through pool agreements) for the years ended December 31, 2013, 2014, and 2015, respectively. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. There is no assurance that future spot market voyage charters will be available at rates that will allow us to operate our vessels deployed in the spot market profitably or that we will successfully employ our vessels at available rates.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

We anticipate that future demand for our vessels, and in turn our future charter rates, will be affected by the rate of economic growth in the world’s economy, as well as seasonal and regional changes in demand and changes in the capacity of the world’s fleet. As of March 15, 2016, we were party to two time charter contracts, one of which is expected to expire in August 2016, and the other of which is expected to expire in March 2016. All of our remaining vessels were employed in the spot market (either directly or through spot‑market focused pools). As a result, we currently have limited contractual committed future revenues and thus are largely subject to spot market rates, which are highly volatile. If the tanker industry, which has been highly cyclical, is depressed in the future when a vessel is employed in the spot market, when a charter expires, or at a time when we may want to sell a vessel, our earnings and available cash flow will be adversely affected. There is no assurance that we or our pool manager will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably or meet our obligations, including payment of debt service to lenders.

The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable. The recent global economic crisis has intensified this unpredictability.

The factors that influence demand for tanker capacity include:

•	supply of and demand for petroleum and petroleum products;

•	global, regional economic and political conditions, including developments in international trade and fluctuations in industrial and agricultural production;

•	geographic changes in oil production, processing and consumption;

•	oil price levels and volatility;

•	actions by the Organization of the Petroleum Exporting Countries, or “OPEC”;

•	inventory policies of the major oil and oil trading companies;

•	strategic inventory policies of countries such as the United States and China;

•

increases in the production of oil in areas linked by pipelines to consuming areas, the extension of existing, or the development of new, pipeline systems in markets we may serve or the conversion of existing non-oil pipelines to oil pipelines in those markets;

•	changes in seaborne and other transportation patterns, including changes in the distances over which tanker cargoes are transported by sea;

•	environmental and other legal and regulatory developments;

•	currency exchange rates;

•	weather and acts of God and natural disasters, including hurricanes and typhoons;

•	competition from alternative sources of energy and other modes of transportation; and

•	international sanctions, embargoes, import and export restrictions, nationalizations, piracy and wars.

The factors that influence the supply of tanker capacity include:

•	current and expected purchase orders for tankers;

•	the number of tanker newbuilding deliveries;

•	the scrapping rate of older tankers;

•	conversion of tankers to other uses or conversion of other vessels to tankers;

•	the price of steel and vessel equipment;

•	technological advances in tanker design and capacity;

•	tanker freight rates, which are affected by factors that may affect the rate of newbuilding, scrapping and laying up of tankers;

•	the number of tankers that are out of service;

•	changes in environmental and other regulations that may limit the useful lives of tankers; and

•	port and canal congestion charges.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity. The recent global economic crisis may reduce demand for transportation of oil over long distances and supply of tankers that carry oil, which may materially affect our revenues, profitability and cash flows.

An over‑supply of tanker capacity may lead to weakness or reductions in charter rates, vessel values, and profitability.

The global supply of tankers generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. If the capacity of new vessels delivered exceeds the capacity of tankers being scrapped and lost, global tanker capacity will increase. We believe that the total newbuilding order books for VLCC, Suezmax, Aframax, Panamax and Handymax vessels scheduled to enter the fleet through 2017 currently are a substantial portion of the existing fleets, and could negatively impact charter rates. There is no assurance that the order books will not increase further in proportion to the existing fleets.

If the supply of tanker capacity increases and if the demand for tanker capacity does not increase correspondingly, charter rates and vessel values could experience prolonged weakness or a material decline. A reduction in charter rates and the value of our vessels may have a material adverse effect on our business, financial condition, operating results, ability to pay distributions or the trading price of our common shares.

The international tanker industry experienced a drastic downturn after experiencing historically high charter rates and vessel values in early 2008, and any future downturn in this market may have an adverse effect on our earnings, impair our goodwill and the carrying value of our vessels and affect compliance with our loan covenants.

The Baltic Dirty Tanker Index, a U.S. dollar daily average of charter rates that takes into account input from brokers around the world regarding crude oil fixtures for various routes and tanker vessel sizes and is issued by the London based Baltic Exchange (an organization providing maritime market information for the trading and settlement of physical and derivative contracts), declined from a high of 2,347 in July 2008 to a low of 453 in mid-April 2009, which represents a decline of 80%. The index rose to 869 as of December 24, 2015. The Baltic Clean Tanker Index fell from 1,509 points as of June 19, 2008, to 345 points as of April 15, 2009. The index rose to 580 as of December 24, 2015. The dramatic decline in these indexes and charter rates in late 2008 and 2009 was due to various factors, including the significant fall in demand for crude oil and petroleum products, the consequent rising inventories of crude oil and petroleum products in the United States and in other industrialized nations, and increases in vessel supply. Tanker freight rates remained weak until the last quarter of 2014 when a combination of rising demand for oil and petroleum products, longer voyage distances, moderate growth in vessel supply and positive market sentiment led to an increase in the Baltic Tanker Indexes and crude oil tanker and petroleum product charter rates. However, there is no assurance that the crude oil charter market and/or the petroleum product charter market will increase further, and the market could decline.

A decline in charter rates could have a material adverse effect on our business, financial condition and results of operations. If the charter rates in the tanker market decline from their current levels, our future earnings may be adversely affected, we may have to record impairment adjustments to the carrying values of our fleet and we may not be able to comply with the financial covenants in our debt instruments. Additionally, a downturn in the tanker market, or a decline in the fair value of our tanker vessels, could adversely impact our future earnings, since we may be required to record impairment adjustments to our goodwill. We evaluate our goodwill for impairment in the fourth quarter of our fiscal year, unless there are indicators that would require a more frequent evaluation. We evaluated our goodwill for impairment in the fourth quarter of 2014 and recorded goodwill impairment of approximately $2.1 million for the year ended December 31, 2014. See Note 3, Goodwill, to the consolidated financial statements in Item 8 for more information on this impairment to goodwill. It was determined that there was no goodwill impairment during the year ended December 31, 2015.

The market for crude oil and refined petroleum product transportation services is highly competitive and we may not be able to effectively compete.

Our vessels are employed in a highly competitive market. Our competitors include the owners of other VLCC, Suezmax, Aframax and Panamax vessels and, to a lesser degree, owners of other size tankers. Both groups include independent oil tanker companies as well as oil companies.

We may not be able to compete profitably as we expand our business into new geographic regions or provide new services. New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do.

The market value of our vessels may fluctuate significantly, and we may incur impairment charges or incur losses when we sell vessels following a decline in their market value.

It is possible that the fair market value of our vessels may decrease depending on a number of factors including:

•	general economic and market conditions affecting the shipping industry;

•	competition from other shipping companies;

•	supply and demand for tankers and the types and sizes of tankers we own;

•	alternative modes of transportation;

•	ages of vessels;

•	cost of newbuildings;

•	governmental or other regulations;

•	prevailing of charter rates; and

•	technological advances.

Declines in charter rates and other market deterioration could cause the market value of our vessels to decrease significantly.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed when events and changes in circumstances indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, fleet utilization, future operating costs and earnings from the vessels. Some of these items have been historically volatile.

If the recoverable amount, on an undiscounted basis, is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value at any point in time because the new market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of further declines in charter rates could negatively affect our financial condition and operating results.

Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses. If we determine at any time that a vessel’s future useful life and earnings require us to impair its value on our financial statements, that would result in a charge against our earnings and the reduction of our shareholders’ equity. If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings. Declining tanker values could limit our ability to finance our remaining VLCC newbuildings using the 2015 credit facilities, the borrowings under which depend on the fair market value of such newbuildings around the time of delivery, or any alternative sources of financing and could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our debt instruments.

Global financial markets and economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.

Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, businesses in the global economy have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, volatile interest rates, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

Concerns about the stability of financial markets generally and the solvency of counterparties specifically may increase the cost of obtaining money from the credit markets if lenders increase interest rates, tighten lending standards, refuse to refinance existing debt on favorable terms or at all and reduce or cease to provide funding to borrowers. As a result, additional financing may not be available if needed and to the extent required, on acceptable terms. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to execute our business plan, complete additional vessel acquisitions, or otherwise take advantage of potential business opportunities as they arise.

If economic conditions throughout the world do not continue to improve, it will impede our operations.

The global economy continues to face a number of challenges, including uncertainty related to the possible additional increases in interest rates set by the U.S. Federal Reserve and declining global growth rates, particularly in the U.S., China and emerging markets. These challenges also include continuing turmoil and hostilities in the Middle East, Ukraine, North Africa and other geographic areas and countries and continuing economic weakness in the European Union. There has historically been a strong link between the development of the world economy and demand for energy, including oil and refined products. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for oil and refined products and for our services. Such changes could adversely affect our results of operations and cash flows.

We face risks attendant to changes in economic environments, changes in interest rates and instability in the banking and securities markets around the world, among other factors. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, together with the concurrent decline in charter rates and vessel values, may have a material adverse effect on our results of operations and may cause the price of our common shares to decline.

The instability of the Euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, in particular in Greece, Cyprus, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility, or the “EFSF,” and the European Financial Stability Mechanism, or the “EFSM,” to provide funding to Eurozone countries in financial difficulties that seek such support. In December 2010, the European Council agreed on the need for Eurozone countries to establish a permanent stability mechanism, the European Stability Mechanism, or the “ESM,” which was established on October 8, 2012 to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations and the overall stability of the Euro. An extended period of adverse development in the outlook for European countries could reduce the overall demand for oil and consequently for our services. These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations and cash flow.

A further economic slowdown or changes in the economic and political environment in the Asia Pacific region, in particular China, could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the transportation of crude oil and petroleum products to ports in the Asia Pacific region. As a result, continued economic slowdown in the region, and particularly in China, could have an adverse effect on our business, results of operations, cash flows and financial condition. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product, or “GDP,” which had a significant impact on shipping demand. The growth rate of China’s GDP is estimated by government officials to average 6.9% for the year ended December 31, 2015, as compared to approximately 7.3% for the year ended December 31, 2014 and 7.7% for the year ended December 31, 2013, and continues to remain below pre‑2008 levels. In addition, China has imposed measures to restrain lending, which may further contribute to a slowdown in its economic growth. China and other countries in the Asia Pacific region may continue to experience slowed or even negative economic growth in the future. Many of the economic and political reforms adopted by the Chinese government are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports of crude oil or petroleum products to China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or restrictions on importing commodities into the country. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic tanker companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows and financial condition could be materially and adversely affected by an economic downturn in any of these countries.

Any decrease or weakness in shipments of crude oil may adversely affect our financial performance.

The demand for our vessels and services in transporting oil derives from demand around the world for oil from Arabian Gulf, West African, North Sea and Caribbean countries, which, in turn, primarily depends on the economies of the world’s industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world’s industrial economies and their demand for crude oil from the mentioned geographical areas.

Any decrease or weakness in shipments of crude oil from the above‑mentioned geographical areas could have a material adverse effect on our financial performance. Among the factors that could lead to such a decrease or weakness are:

•

increased crude oil production from other areas, including the exploitation of shale reserves in the United States and the growth in its domestic oil production and exportation, and the opening of the Iranian oil markets to exports;

•	increased refining capacity in the Arabian Gulf or West Africa;

•	increased use of existing and future crude oil pipelines in the Arabian Gulf or West Africa;

•	a decision by Arabian Gulf or West African oil producing nations to increase their crude oil prices or to further decrease or limit their crude oil production;

•	armed conflict in the Arabian Gulf and West Africa and political or other factors;

•

trade embargoes or other economic sanctions by the United States and other countries against Russia as a result of increased political tension due to Russia’s recent annexation of Crimea and the conflict in Ukraine; and

•	the development and the relative costs of nuclear power, natural gas, coal and other alternative sources of energy.

In addition, the current economic conditions affecting the United States and world economies may result in reduced consumption of oil products and a decreased demand for our vessels and lower charter rates, which could have a material adverse effect on our earnings and our ability to pay dividends.

Increasing self‑sufficiency in energy by the United States could lead to a decrease or prolonged weakness in imports of oil to that country, which to date has been one of the largest importers of oil worldwide.

The United States is expected to overtake Saudi Arabia as the world’s top oil producer by 2017, according to an annual long‑term report by the International Energy Agency, or “IEA.” The steep rise in shale oil and gas production is expected to push the country toward self‑sufficiency in energy. According to the IEA report a continued fall in U.S. oil imports is expected with North America becoming a net oil exporter by around 2030. In recent years, the share of total U.S. consumption met by total liquid fuel net imports, including both crude oil and products, has been decreasing since peaking at over 60% in 2005 and fell to around 30% in 2015 as a result of lower consumption and the substantial increase in domestic crude oil production. A prolonged weakness or a further slowdown in oil imports to the United States, one of the most important oil trading nations worldwide, may result in decreased demand for our vessels and lower charter rates, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The employment of our vessels could be adversely affected by an inability to clear the oil majors’ risk assessment process, and we could be in breach of our charter agreements with respect to the applicable vessels.

The shipping industry, and especially the shipment of crude oil and refined petroleum products (clean and dirty), has been, and will remain, heavily regulated. The so‑called “oil majors” companies, such as BP, Chevron, ConocoPhillips, Exxon, Petrobras, Shell, Sinopec, Statoil and Total, together with a number of commodities traders, represent a significant percentage of the production, trading and shipping logistics (terminals) of crude oil and refined products worldwide. Concerns for the environment have led the oil majors to develop and implement a strict ongoing due diligence process when selecting their commercial partners. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel operator and the vessel, including physical ship inspections, completion of vessel inspection questionnaires performed by accredited inspectors and the production of comprehensive risk assessment reports. In the case of time charter relationships, additional factors are considered when awarding such contracts, including:

•	office assessments and audits of the vessel operator and manager;

•	the operator’s and manager’s environmental, health and safety record;

•	compliance with the standards of the International Maritime Organization, or the “IMO,” a United Nations agency that issues international trade standards for shipping;

•	compliance with heightened industry standards that have been set by several oil companies;

•	shipping industry relationships, reputation for customer service, technical and operating expertise;

•	shipping experience and quality of ship operations, including cost effectiveness;

•	quality, experience and technical capability of crews;

•	willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events; and

•	competitiveness of the bid in terms of overall price.

Under the terms of our charter agreements, our charterers require that our vessels and the relevant technical manager are vetted and approved to transport oil products by multiple oil majors. Our failure to maintain any of our vessels to the standards required by the oil majors could put us in breach of the applicable charter agreement and lead to termination of such agreement, and could give rise to impairment in the value of our vessels.

Should we not be able to successfully clear the oil majors’ risk assessment processes on an ongoing basis, the future employment of our vessels, as well as our ability to obtain charters, whether medium‑ or long‑term, and to charter our vessels into pools, could be adversely affected. Such a situation may lead to the oil majors’ terminating existing charters and refusing to use our vessels in the future, which would adversely affect our results of operations and cash flows.

Acts of piracy could adversely affect our business.

Acts of piracy have historically affected ocean‑going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, the Gulf of Aden off the coast of Somalia, the Gulf of Guinea and off the western coast of Africa. Although the frequency of sea piracy worldwide has decreased in recent years, sea piracy incidents continue to occur, with drybulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for related insurance coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on our business. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows and financial condition.

In response to piracy incidents in recent years, we have in the past stationed, and may in the future station, guards on some of our vessels in certain instances. While the use of guards is intended to deter and prevent the hijacking of our vessels, it may also increase our risk of liability for death or injury to persons or damage to personal property. While we believe that we generally have adequate insurance in place to cover such liability, if we do not, it could adversely impact our business, results of operations, cash flows, and financial condition.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by the effects of political instability, terrorist or other attacks, war or international hostilities. Continuing conflicts and recent developments in the Middle East and North Africa, including in Egypt, Syria, Iran, Iraq and Libya, and the presence of the United States and other armed forces in Afghanistan may lead to additional acts of terrorism and armed conflict around the world and to civil disturbance in the United States or elsewhere, which may contribute to further world economic instability and uncertainty in global financial and commercial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. Future terrorist attacks could result in increased volatility of the financial markets and negatively impact the U.S. and global economy. These uncertainties could also adversely affect our business, operating results, financial condition, ability to raise capital and future growth.

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

Sanctions by the United States, Canada and European Union governments against certain companies and individuals in Russia and Ukraine and possible counter sanctions by the Russian government may hinder our ability to conduct business with potential or existing customers in these countries and may otherwise have an adverse effect on us.

Recently the United States, Canada and the European Union have ordered sanctions against certain prominent Russian and Ukrainian officials, businessmen, Russian private banks, and certain Russian companies in response to the situation in Ukraine and Crimea. While we believe that these sanctions currently do not preclude us from conducting business with our current Russian customers, the sanctions imposed by the United States, Canada or the European Union governments may be expanded in the future to restrict us from engaging with certain of our Russian customers.

In addition, it has been reported that the Russian government is considering implementing counter sanctions in response to the sanctions implemented by the United States, Canada and the European Union. Although the scope of any such sanctions is uncertain and is subject to finalization and approval by the Russian government, it has been reported that such sanctions may restrict the ability of United States and Canadian companies and individuals to do business in Russia or with Russian companies.

Although customers representing less than 4.5% and 2.0% of our 2015 and 2014, respectively, of Navig8 Group’s tanker pools’ revenues (based on information provided by Navig8 Group’s tanker pools) have their primary operations in Russia, we or our counterparties could be affected by such sanctions, which could adversely affect our business.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments that could adversely affect our reputation and the market for our common shares.

All of our charters with customers and pools in which we participate contain restrictions prohibiting our vessels from entering any countries or conducting any trade prohibited by the United States. However, there is no assurance that, on such charterers’ instructions, our vessels will not call on ports located in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there is no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Public health threats could have an adverse effect on our operations and our financial results.

Public health threats, such as the Ebola virus, and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world near where we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for crude oil and the level of demand for our services. Any quarantine of personnel, restrictions on travel to or from countries in which we operate, or inability to access certain areas could adversely affect the operations of our vessels by preventing our vessels from calling on ports or discharging cargo in the affected areas or in other locations after having visited the affected areas. Travel restrictions, operational problems or large‑scale social unrest in any part of the world in which we operate, or any reduction in the demand for tanker services caused by public health threats in the future, may impact operations and adversely affect our financial results.

We are subject to requirements under environmental and operational safety laws, regulations and conventions that could require significant expenditures, affect our cash flows and net income and could subject us to significant liability.

The shipping industry in general, and our business and the operation of our vessels in particular, are affected by a variety of governmental requirements in the form of numerous international conventions and national, state and local laws and regulations in force in the jurisdictions in which such vessels operate, as well as in the country or countries in which such vessels are registered. These requirements govern, among other things, discharges to air and water, the prevention and cleanup of spills and contamination, the storage and disposal of hazardous substances and wastes, the management of ballast water and invasive species and health and safety matters. They include, but are not limited to:

•	the U.S. Clean Air Act;

•	the U.S. Clean Water Act;

•

the U.S. Oil Pollution Act of 1990, or “OPA,” which imposes strict liability for the discharge of oil into the 200 mile United States exclusive economic zone, the obligation to obtain certificates of financial responsibility for vessels trading in United States waters and the requirement that newly constructed tankers that trade in United States waters be constructed with double hulls;

•

the International Convention on Civil Liability for Oil Pollution Damage of 1969, or the “CLC,” entered into by many countries (other than the United States) which, subject to certain exceptions, imposes strict liability for pollution damage caused by the discharge of oil;

•

the International Convention for the Prevention of Pollution from Ships, or “MARPOL,” adopted and implemented under the auspices of the International Maritime Organization, or “IMO,” with respect to strict technical and operational requirements for tankers;

•

the IMO International Convention for the Safety of Life at Sea of 1974, or “SOLAS,” which imposes crew and passenger safety requirements and requires the shipowner or any party with operational control of a vessel to develop an extensive safety management system;

•	the International Ship and Port Facilities Securities Code, or the “ISPS Code,” which became effective in 2004;

•

the International Convention on Load Lines of 1966 which imposes requirements relating to the safeguarding of life and property through limitations on load capability for vessels on international voyages; and

•	the U.S. Maritime Transportation Security Act of 2002 which imposes security requirements for tankers entering U.S. ports.

These requirements can affect the resale value or useful lives of our vessels, require reductions in cargo capacity, ship modifications or operational changes or restrictions, lead to decreased availability of insurance coverage or increased policy costs for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports. Under local, national and foreign laws, as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations and natural resource damages, in the event that there is a release of petroleum or other hazardous substances from our vessels or otherwise in connection with our operations. Violations of or liabilities under environmental requirements also can result in substantial penalties, fines and other sanctions, including, in certain instances, seizure or detention of our vessels, and third‑party claims for personal injury or property damage.

More stringent maritime safety rules have been imposed in the European Union. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or similar events in the future, may result in further regulation of the tanker industry, and modifications to statutory liability schemes, and related increases in compliance costs, all of which could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. Further legislation, or amendments to existing legislation, applicable to international and national maritime trade is expected over the coming years in areas such as ship recycling, sewage systems, emission control (including emissions of greenhouse gases) and ballast treatment and handling. Existing and future legislation or regulations may require significant additional capital expenditures or operating expenses (such as increased costs for low‑sulfur fuel) in order for us to maintain our vessels’ compliance with international and/or national regulations. For example, legislation and regulations that require more stringent controls of air emissions from ocean‑going vessels are pending or have been approved at the federal and state level in the U.S. In addition, various jurisdictions, including the IMO and the United States, have proposed or implemented requirements governing the management of ballast water to prevent the introduction of non‑indigenous invasive species having adverse ecological impacts. We also are required by various governmental and quasi‑governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. Although we believe our vessels are maintained in good condition in substantial compliance with present regulatory requirements relating to safety and environmental matters and are insured against usual risks for such amounts as our management deems appropriate, government regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

The hull and machinery of every commercial tanker must be classed by a classification society authorized by its country of registry. The classification society certifies that a tanker is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the tanker and the international conventions of which that country is a member. All of our operating vessels are certified as being “in‑class” by DNV GL or the American Bureau of Shipping. These classification societies are members of the International Association of Classification Societies.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five‑year period. Our vessels are on special survey cycles for hull inspection and on special survey or continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to five years for inspection of the underwater parts of such vessel.

If a vessel in our fleet does not maintain its class and/or fails any annual survey, intermediate survey or special survey, it will be unemployable and unable to trade between ports. This would negatively impact our results of operations.

Climate change and greenhouse gas restrictions may adversely impact our operations and markets.

Due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These regulatory measures include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. Compliance with changes in laws, regulations and obligations relating to climate change could increase our costs related to operating and maintaining our vessels and require us to install new emission controls, acquire allowances or pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. Revenue generation and strategic growth opportunities may also be adversely affected. Climate change may reduce the demand for oil or increased regulation of greenhouse gases may create greater incentives for use of alternative energy sources. Any long‑term material adverse effect on the oil industry could have a significant financial and operational adverse impact on our business that cannot be predicted with certainty at this time.

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

We expect that our vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off‑hire period.

In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien, as well as any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us, any of our subsidiaries or our vessels for liabilities of other vessels that we own or which are bareboat chartered.

RISK FACTORS RELATED TO OUR COMPANY

Failure of counterparties, including charterers, pool managers or technical managers, to meet their obligations to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have in the past entered into, and expect in the future to enter into, among other things, memoranda of agreement, pooling arrangements, charter agreements, ship management agreements and debt instruments with third parties with respect to the purchase and operation of our fleet. Such agreements subject us to counterparty risks. Although we may have rights against any counterparty if it defaults on its obligations, our shareholders will share that recourse only indirectly to the extent that we recover funds. In particular, we face credit risk with our charterers.

Additionally, in the case of pooling arrangements, in addition to bearing charterer credit risk indirectly, we face credit risk with our pool managers. Not all charterers or pool managers will necessarily provide detailed financial information regarding their operations. As a result, charterer risk and pool manager risk is largely assessed on the basis of our charterers’ or pool managers’ reputation in the market, and even on that basis, there is no assurance that they can or will fulfill their obligations under the contracts we may enter into with them. Furthermore, charterers and pool managers are sensitive to and may be impacted by market forces. In addition, in depressed market conditions, there have been reports of charterers renegotiating their charters or defaulting on their obligations under charters. There is no assurance that they can or will fulfill their obligations under the contracts we may enter into with them. Our charterers may fail to pay charterhire or attempt to renegotiate charter rates. Pool managers may also fail to fulfill their obligations to pool participants. Should a charterer or pool manager fail to honor its obligations under agreements with us, it may be difficult to secure substitute employment for our vessels, and any new charter arrangements we secure on the spot market, on time charters or in alternative pooling arrangements may be at lower rates or on less favorable terms, depending on the then existing charter rate levels, compared to the rates currently being charged for our vessels, and other market conditions. In addition, if the charterer of a vessel in our fleet that is used as collateral under the refinancing facility or the 2015 credit facilities, or any other debt instrument defaults on its charter obligations to us, such default may constitute an event of default under our refinancing facility or the 2015 credit facilities, or the relevant debt instrument, which may allow the lender to exercise remedies under our refinancing facility or the 2015 credit facilities, or the relevant debt instrument. If our charterers or pool managers fail to meet their obligations to us or attempt to renegotiate our agreements with them, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, in the future, and compliance with covenants in our debt instruments.

The ability of each of the counterparties to perform its obligations under a contract with us or contracts entered into on our behalf will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the shipping sector, the overall financial condition of the counterparty, charter rates received for tanker vessels and the supply and demand for oil transportation services. Should a counterparty fail to honor its obligations under any such contracts, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We depend to a significant degree upon third‑party managers to provide the technical management of our fleet. Any failure of these technical managers to perform their obligations to us could adversely affect our business.

We have contracted the day‑to‑day technical management of our fleet (including the vessels deployed in pools), including crewing, maintenance and repair services, to third‑party technical management companies. See “Business—Operations and Ship Management” for more information. The failure of these technical managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, and financial condition. Further, these third‑party technical management companies would be considered our agents and we would have to indemnify them in certain situations which could increase our potential liabilities.

If labor interruptions arise and are not resolved in a timely manner, they could have a material adverse effect on our business, results of operations, cash flows, financial condition and available cash.

We contract with independent technical managers to manage and operate our vessels, including the crewing of those vessels. If not resolved in a timely and cost‑effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, results of operations, cash flows, financial condition and available cash.

We may not be able to grow or to effectively manage our growth.

A principal focus of our strategy has been to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies with a focus on maximizing shareholder value and returning capital to shareholders when appropriate. Our future growth and profits will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify businesses engaged in managing, operating or owning vessels for acquisitions or joint ventures;

•	identify vessels and/or shipping companies for acquisitions;

•	integrate any acquired businesses or vessels successfully with our existing operations;

•	hire, train and retain qualified personnel to manage and operate our growing business and fleet or engage a third party technical manager to do the same;

•	identify opportune times for the purchase or disposal of vessels;

•	move quickly to execute vessel acquisitions or disposals at advantageous times in a timely manner;

•	improve operating and financial systems and controls; and

•	obtain required financing for existing and new operations.

Our ability to grow is in part dependent on our ability to expand our fleet through acquisitions of suitable double‑hull vessels. We may not be able to contract for newbuildings or locate suitable secondhand double‑hull vessels or negotiate acceptable construction or purchase contracts with shipyards and owners, or obtain financing for such acquisitions on economically acceptable terms. This could impede our growth and negatively impact our financial condition.

Our current financial and operating systems may not be adequate as we implement our plan to expand the size of our fleet, and our attempts to improve those systems may be ineffective. In addition, as we expand our fleet, we will have to rely on outside technical managers to recruit suitable additional seafarers and shore‑based administrative and management personnel. There is no assurance that our outside technical managers will be able to continue to hire suitable employees as we expand our fleet.

The failure to effectively identify, purchase, develop and integrate any vessels or businesses or to dispose of vessels at opportune times could adversely affect our business, financial condition and results of operations.

Our acquisition and growth strategy exposes us to certain risks.

Our acquisition and growth strategy exposes us to risks that could adversely affect our business, financial condition and operating results, including risks that we may:

•	fail to realize anticipated benefits of acquisitions, such as new customer relationships, cost savings or increased cash flow;

•	not be able to obtain charters at favorable rates or at all;

•	be unable to hire, train or retain qualified shore and seafaring personnel to manage and operate our growing business and fleet or engage a third party technical manager to do the same;

•	not have adequate operating and financial systems in place;

•	decrease our liquidity through the use of a significant portion of available cash or borrowing to finance acquisitions or newbuildings;

•	significantly increase our interest expense or financial leverage if we incur additional debt to finance acquisitions or newbuildings;

•	incur or assume unanticipated liabilities, losses or costs associated with the business or vessels acquired; or

•	incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

We may be unable to make, or realize the expected benefits from, the construction, delivery and deployment of our VLCC newbuildings and the failure to successfully integrate these newbuildings into our fleet could adversely affect our business, financial condition and operating results.

In 2014 and 2015, we purchased 21 VLCC newbuildings, of which seven have been delivered through March 15, 2016 and the remainder are scheduled to be delivered through the first quarter of 2017. These newbuilding crude tankers may not be profitable at or after the time of delivery and may not generate cash flow sufficient to cover the costs of ownership and operation. Market conditions at the time of delivery may be such that charter rates are not favorable and the revenue generated by such vessels may be depressed.

The construction of our VLCC newbuildings requires the implementation of complex, new technology and is dependent upon factors outside of our control, and unexpected outcomes resulting from the implementation of such technology could adversely affect our profitability and future prospects.

The construction of our VLCC newbuildings utilizes new and complex technologies. Problems in implementing these new technologies or substantive design changes in the construction process may lead to delays in maintaining the design schedule needed for construction. The risk associated with new technology or mid‑construction design changes may delay delivery, and, in the case of substantial mid‑construction design, may increase the cost of the vessel.

Newbuildings cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of components that cannot be accessed for repair or replacement, substandard quality or workmanship and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow‑on work and, in the case of certain contracts, liquidated damages or other claims against us.

We may discover quality issues in the future related to our newbuildings that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations or cash flows.

There is no assurance that our newbuildings will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our newbuildings.

Our VLCC newbuildings are based on advanced “eco” design. We expect these newbuildings to incorporate many of the latest technological improvements designed to optimize speed and fuel consumption and reduce emissions, such as more fuel‑efficient engines, and propellers and hull forms for decreased water resistance. However, overall, within the tanker industry opinion is divided with regard to the merits of “eco” ships and their performance relative to non‑“eco” ships and there is no assurance that our newbuildings will provide the fuel consumption savings that we expect, as among other things, the newbuildings are based on new technologies. Further, the market conditions from time to time may require us to share any fuel efficiency benefits with our charterers and the “eco” ships may not provide us with the same competitive advantage in securing favorable charter arrangements as we might expect. Should the fuel consumption levels of our newbuildings materially deviate from what we expect, or should we for any reason not receive the profits from any fuel efficiency benefits associated with our vessels, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Delays in deliveries of any of our remaining VLCC newbuildings or any other new vessels that we may order, or delivery of any of the vessels with significant defects, could harm our operating results and lead to the termination of any related charters that may be entered into prior to their delivery.

The delivery of any of the remaining VLCC newbuildings we have ordered (or any other new vessels we may order) could be delayed, which would delay our receipt of revenues under any future charters we enter into for the vessels. These adverse effects of any delay in delivery of our VLCC newbuildings or cancelation of the associated shipbuilding contracts may be compounded by the fact that we have made and will continue to make significant payments in respect of the newbuildings prior to taking possession of the vessels. In the event a shipbuilder does not perform under a shipbuilding contract with us and we are unable to enforce certain refund guarantees with third‑party banks for any reason, we may lose all or part of our investment, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Our receipt of newbuildings could be delayed because of many factors, including:

•	our ability to borrow under our 2015 credit facilities to fund our VLCC newbuildings;

•	quality or engineering problems;

•	changes in governmental regulations or maritime self regulatory organization standards;

•	work stoppages or other labor disturbances at the shipyard;

•	unanticipated cost increases;

•	bankruptcy or other financial crisis of the shipbuilder;

•	a backlog of orders at the shipyard;

•	political or economic disturbances in the locations where the vessels are being built;

•	weather interference or interference from a catastrophic event, such as a major earthquake or fire;

•	our requests for changes to the original vessel specifications;

•	shortages of, or delays in the receipt of necessary equipment or of construction materials, such as steel;

•	failure by the shipbuilder to deliver vessels to us as agreed;

•	delays caused by acts of God, war, strike, riot, crime or natural catastrophes, or force majeure events;

•	our inability to finance the purchase of the vessels or obtain financing on terms favorable to us; or

•	our inability to obtain requisite permits or approvals.

We do not carry delay of delivery insurance to cover any losses that are not covered by delay penalties in our construction contracts. In the event any such shipyards are unable or unwilling to deliver the vessels ordered, we may not have substantial remedies. As a result, if delivery of a vessel is materially delayed, it could increase our expenses, diminish our net income and cash flows and otherwise adversely affect our business, financial condition and operating results.

We do not currently have debt or other financing committed to fund a portion of our VLCC newbuildings, there is no assurance that we will enter into any credit facilities or that we will be able to borrow all or any amounts committed under current or future facilities and we may be liable for damages if we breach our obligations under the VLCC shipbuilding contracts.

As of March 15, 2016, the aggregate amount of remaining payments due under the 2014 acquired VLCC shipbuilding contracts and 2015 acquired VLCC shipbuilding contracts was $784.3 million. Under the 2015 credit facilities, as of March 15, 2016 we have an aggregate remaining borrowing capacity of up to $771.2 million to fund these remaining payments due under these shipbuilding contracts, subject to customary borrowing conditions. We do not currently have debt or other financing committed to fund a significant portion of our payment obligations under two of these shipbuilding contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” below. We plan to enter into the Chinese Export Credit Facility to fund a portion of the remaining installment payments due under these shipbuilding contracts for the VLCC newbuildings. This credit facility will include customary borrowing terms and conditions. In addition, the refinancing facility, the Korean Export Credit Facility, the Sinosure Credit Facility and the note purchase agreement governing the senior notes, which we collectively refer to as our “current debt facilities,” limit the amount and terms of indebtedness that may be incurred in connection with any new newbuildings. Accordingly, there is no assurance that we will be able to satisfy such terms and conditions or be able to borrow all or any of the amounts that may be committed under our current or planned debt facilities, or obtain other financing. If we are not able to borrow additional funds, raise other capital, generate sufficient cash flow from operations or utilize available cash on hand, we may not be able to fund the remaining portion of these payments and take delivery of the VLCC newbuilding vessels, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If for any reason we fail to make a payment when due, which may result in a default under our shipbuilding contracts, we would be prevented from realizing potential revenues from these vessels, we could lose all or a portion of any payments previously paid by us in respect of these vessels and we could be liable for any additional damages under or connected with such contracts resulting from a breach by us of the contract terms. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on the vessels.

There may be risks associated with the purchase and operation of secondhand vessels.

Our business strategy may include additional growth through the acquisition of secondhand vessels. Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, we do not conduct a historical financial due diligence process when we acquire secondhand vessels. Accordingly, we do not obtain the historical operating data for such vessels from the sellers and are not provided with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us. Most secondhand vessels are sold under a standardized agreement, which, among other things, provides the buyer with the right to inspect the vessel and the vessel’s classification society records. The standard agreement does not give the buyer the right to inspect, or receive copies of, the historical operating data of the vessel. Prior to the delivery of a purchased secondhand vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel. In addition, the technical management agreement between the seller’s technical manager and the seller is normally terminated and the vessel’s trading certificates are surrendered to its flag state following a change in ownership. Furthermore, we generally do not receive the benefit of warranties from the builders if the vessels we buy are more than one year old. Our future operating results could be negatively affected if some of the vessels do not perform as expected.

Certain affiliations may result in conflicts of interest between us and the former executives and managers of Navig8 Crude Tankers, Inc., all of which are affiliates of the Navig8 Group.

The Navig8 Group consists of Navig8 Limited and its subsidiaries. The managers with which Gener8 Subsidiary contracts such as Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd and VL8 Pool Inc., are subsidiaries of Navig8 Limited. Mr. Busch serves as a member of our Board. Additionally, Mr. Brocklesby serves as Chairman of, and Mr. Busch is a voting member of, our Strategic Management Committee. Messrs. Busch and Brocklesby are each members of the board of, and minority beneficial owners of, Navig8 Limited. As a result, conflicts of interest may arise between us and the affiliated entities of the Navig8 Group. Additionally, we cannot be assured that any future agreements and transactions with the affiliates of the Navig8 Group will be on the same terms as those available with unaffiliated third parties or that these agreements or relationships will be maintained at all or will not otherwise impact our agreements and transactions in a manner that is adverse to us or our shareholders.

Although Mr. Busch has fiduciary obligations to us as a member of our Board, neither Mr. Busch nor the Navig8 Group are subject to any express contractual restrictions on competing with us or pursuing business opportunities in our industry that may conflict with our interests.

Certain agreements entered into by our subsidiaries with members of the Navig8 Group may adversely affect or restrict our business.

Certain agreements entered into by our subsidiaries with members of the Navig8 Group may adversely affect or restrict our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for a description of these agreements. For example, time charters by and between VL8 Pool Inc. and V8 Pool Inc., each of which we refer to as a “pool company,” and our newbuilding‑owning and vessel‑owning subsidiaries contain the following provisions: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) the pool company may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) the pool company may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) the pool company has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; (e) the pool company has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after 10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool, the Suez8 Pool or the V8 Pool, as the case may be, for a minimum period of one year, with each of the vessel‑owning subsidiaries and the relevant pool company being entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of the relevant pool company) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties.

Additionally, the pool agreements by and between VL8 Pool Inc. and V8 Pool Inc. and our subsidiaries contain the following provisions: (a) if the relevant pool company suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are required to provide working capital of $1,500,000 to VL8 Pool Inc. upon delivery of a VLCC vessel into the VL8 Pool, of $1,000,000 to V8 Pool Inc. upon delivery of a Suezmax vessel into the Suez8 Pool and $750,000 to V8 Pool Inc. upon delivery of an Aframax vessel into the V8 Pool, which is repayable on the vessel leaving the relevant pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from the relevant pool company and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to the pool company; and (d) the pool company has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of the pool company, untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and the pool company, in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

Additionally, our supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” with regards to the 2015 acquired VLCC newbuildings do not contain the ability to terminate early and, as such, the agreements would be effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $250,000 per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents.

Our future results will suffer if we do not effectively manage our expanded operations following completion of the 2015 merger.

As a result of the 2015 merger, the size of our business has increased significantly and is expected to continue to develop as we take delivery of our VLCC newbuildings. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of our expanded operations and associated increased costs and complexity. There is no assurance that we will be successful or that we will realize the expected efficiencies and other benefits anticipated from the 2015 merger.

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

We generate all of our revenues in U.S. Dollars, but we may incur a portion of expenses, such as maintenance and dry‑docking costs, in currencies other than the U.S. Dollar. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro. Furthermore, due to the recent sovereign debt crisis in certain European member countries, the U.S. Dollar‑Euro exchange rate has experienced volatility. An adverse movement in these currencies could increase our expenses.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil and insurance, many of which are beyond our control. Additionally, repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Also, costs such as insurance and security could increase. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

Fuel, or bunker, is a significant, if not the largest, expense for our vessels that will be employed in the spot market. Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunker, which is a significant vessel operating expense. With respect to our vessels that will be employed on time charter, the charterer is generally responsible for the cost of fuel and with respect to vessels deployed in pools, the pool is generally responsible for the cost of fuel. However such cost may affect the charter rates that we or our pool manager are able to negotiate for our vessels and costs incurred by pools may decrease the amount of profits available for distribution to pool participants. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business compared to other forms of transportation, such as pipelines. On the other hand, a prolonged downturn in oil prices may cause oil companies to cut down production which could negatively impact market demand for global transportation of petroleum products.

Our history of operations includes periods of operating and net losses, and we may incur operating and net losses in the future. Our significant net losses and our significant amount of indebtedness led us to declare bankruptcy in 2011.

For the years ended December 31, 2015, 2014 and 2013, we generated operating income (loss) of $152.0 million, $(17.4) million, and $(66.9) million, respectively, and net income (loss) of $129.6 million, $(47.1) million and $(101.1) million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and the consolidated financial statements in Item 8 for more information regarding our results of operations during these periods. If we suffer future operating losses, the trading price of our common shares may decline significantly and our business, financial condition and results of operation may be negatively impacted.

On November 17, 2011, which we refer to as the “petition date,” we and substantially all of our subsidiaries (with the exception of those in Portugal, Russia and Singapore, as well as certain inactive subsidiaries), which we refer to collectively as the “debtors,” filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, which we refer to as the “Bankruptcy Court,” under Case No. 11‑15285 (MG), which we refer to as the “Chapter 11 cases.” On January 31, 2012, the debtors filed a joint plan of reorganization with the Bankruptcy Court. We refer to the joint plan of reorganization as amended, modified and confirmed by the Bankruptcy Court as the “Chapter 11 plan.” The Bankruptcy Court entered an order, which we refer to as the “confirmation order,” confirming the Chapter 11 plan on May 7, 2012. Contributing factors to the bankruptcy included the drastic fall of global tanker charter rates in 2007 through 2009 due to the over‑supply of tanker capacity and services. Additionally, leverage levels that we believed were reasonable at the time of incurrence based on prevailing vessel values became unsustainable in light of subsequent charter rate declines.

On May 17, 2012, which we refer to as the “effective date,” the debtors completed their financial restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Chapter 11 plan, and the Chapter 11 plan became effective pursuant to its terms.

Although we have significantly less interest expense as a result of our emergence from bankruptcy and have decreased our operating and administrative expenses, we may not generate sufficient revenues in future periods to pay for all of our operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition. As noted above, we generated operating losses for the years ended December 31, 2014 and 2013. In addition, our bankruptcy may have created a negative public perception of our Company in relation to our competitors. As a result, the value of our common shares could be negatively affected.

We may face unexpected repair costs for our vessels.

Repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Significant repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, grounding, fire, explosions and collisions, human error, war, terrorism, piracy and other circumstances or events. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of revenues while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located relative to our vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant drydocking facilities may adversely affect our business and financial condition. Furthermore, the total loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator. If we are unable to adequately maintain or safeguard our vessels, we may be unable to prevent any such damage, costs, or loss, which could negatively impact our business, financial condition and results of operations.

Increased inspection procedures, taxes and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination. Inspection procedures can result in the seizure of our vessels, delays in the loading, offloading or delivery and the levying of customs, duties, fines and other penalties against us.

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

We depend on our executive officers and other key personnel.

The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results. Our future success depends particularly on the continued service of Peter C. Georgiopoulos, our Chairman since 2001 and Chief Executive Officer, John Tavlarios, our Chief Operating Officer and Leonard J. Vrondissis, our Chief Financial Officer, and our ability to attract suitable replacements, if necessary. The loss of Peter Georgiopoulos’ service or that of any other member of our senior management could have an adverse effect on our operations.

We rely on our third‑party technical managers and on their and our ability to attract and retain skilled employees.

Our success also depends in large part on the ability of our third‑party technical managers to attract and retain highly skilled and qualified ship officers and crew. In crewing our vessels, we require technically skilled employees with specialized training who can perform physically demanding work. Competition to attract and retain qualified crew members is intense. If we are not able to increase our rates to compensate for any crew cost increases, our financial condition and results of operations may be adversely affected. Any inability our third‑party technical managers experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage, maintain and grow our business.

Our third‑party technical management companies employ masters, officers and crews to man our vessels. If not resolved in a timely and cost‑effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out as we expect and could have a material adverse effect on our business, results of operations, cash flows, financial condition and available cash.

Our Chairman may pursue business opportunities in our industry that may conflict with our interests.

Our Chairman and Chief Executive Officer, Peter C. Georgiopoulos actively reviews potential investment opportunities in the shipping industry from time to time. In addition, Mr. Georgiopoulos serves as Chairman of the Board of Aegean Marine Petroleum Network Inc. (NYSE: ANW), a marine fuel logistics company that physically supplies and markets refined marine fuel and lubricants to ships in port and at sea, and Genco Shipping & Trading Limited, or “Genco,” a drybulk cargo ship owning company, among other things. While we have entered into an employment agreement with Mr. Georgiopoulos, the agreement requires Mr. Georgiopoulos to devote at least 50% of his business time to his duties with us, provided that he will not be prevented from continuing his involvement with certain other businesses with which he is currently involved, including Maritime Equity Management LLC, Genco, Aegean Marine Petroleum Network Inc. and Chemical Transportation Group Ltd. In addition, under the agreement, Mr. Georgiopoulos is required to direct to us any business opportunities involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations). The agreement provides that Mr. Georgiopoulos will have no fiduciary, contractual or other obligation to direct to us any business opportunity not involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations).

Our outstanding indebtedness may become immediately due and payable upon a change of control.

We depend on Peter Georgiopoulos’s continued service under the 2015 credit facilities. Under the Korean Export Credit Facility, a change of control would occur if Mr. Georgiopoulos ceases at any time to serve as a member of our board of directors, including if he resigns or is removed from the board, declines to stand for reelection or fails to be reelected to the board, dies or otherwise ceases to remain as one of our directors for any reason. Under the Sinosure Credit Facility, a change of control will occur if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors.  For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control under either the Korean Export Credit Facility or the Sinosure Credit Facility, the majority of lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders under the relevant credit facility may make this election at any time following the occurrence of a change of control.

The revenues we earn may be dependent on the success and profitability of any vessel pools in which our vessels operate.

A substantial portion of our revenues for the year ended December 31, 2015 were from vessels deployed in the Navig8 Group commercial crude tanker pools, or the “Navig8 pools,” and we expect that in 2016 a majority of our revenues will be from vessels deployed in the Navig8 pools. A significant portion of revenues for the years ended December 31, 2014 and 2013 were from vessels deployed in the Unique Tankers pool. During 2015, we transitioned the employment of all of our vessels in the Unique Tanker pool to existing Navig8 pools. We expect our revenues to continue to arise from vessels deployed in a limited number of pools, particularly the Navig8 pools.

Chartering arrangements for vessels deployed in a pool are handled by the commercial manager of the pool and, since the substantial majority of our vessels are deployed in the Navig8 pools, our results of operations are substantially dependent on the performance of the commercial managers of the Navig8 pools. The profitability of our vessels operating in vessel pools will depend upon the pool managers’ ability to successfully implement a profitable chartering strategy, which could include, among other things, obtaining favorable charters and employing vessels in the pool efficiently in order to service those charters. The pool’s profitability will also depend on minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. Furthermore, should an incident occur that negatively affects a pool’s revenues or should a pool underperform, then our profitability will be negatively impacted as a result. Commercial managers of pools typically exercise significant control and discretion over the operation of the pool, and our success and profitability will depend on the success of the pools in which we participate, particularly if we transition to a new pool. If vessels from other owners which enter into pools in which we participate are not of comparable design or quality to our vessels, or if the owners of such other vessels negotiate for greater pool weightings than those obtained by us, this could negatively impact the profitability of the pools in which we participate or dilute our interest in pool profits. If we wish to withdraw a vessel from a pool, we may be required to give advance notice and the agreements we enter into with pools in which we participate may provide the applicable pool the right to defer withdrawal of our vessels. If the commercial manager of the pools in which we participate were to cease serving in such capacity, the pools may not be able to find a replacement commercial manager who will be as successful as the current commercial manager in chartering vessels and who may not have the same customer relationships. Additionally, were we to seek to assume direct commercial management of these vessels, either by choice or because of our failure to negotiate or maintain favorable terms with a profitable and well‑managed pool, we may face similar challenges.

We receive a significant portion of our revenues from a limited number of customers and pools, and the loss of any customer or the termination of our relationships with these pools could result in a significant loss of revenues and cash flow.

We have derived, and we believe we will continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, during the years ended December 31, 2014 and 2013, one of our customers, Unipec, accounted for 15.2% and 12.2%, respectively, of our voyage revenues (including revenues from the Unique Tankers pool). In 2015, we transitioned all of our VLCC, Suezmax and Aframax vessels to the Navig8 pools, with the exception of two VLCC that remain on time charter.  During the year ended December 31, 2015, the Navig8 pools accounted for 34.8% of our net voyage revenues.  The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on a net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. If any of our key customers, or the key customers of the pools in which we participate, breach or terminate their charters or renegotiate or renew them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected. Additionally, if we are unable to establish or maintain a commercially favorable relationship with a profitable and well‑managed pool, our operating results, cash flows and profitability could be materially adversely affected.

Shipping is an inherently risky business and our insurance may not be adequate.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, human error, grounding, fire, explosions, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high inflammability and high volume of the oil transported in tankers.

We carry insurance to protect against most of the accident‑related risks involved in the conduct of our business. We currently maintain $1 billion in coverage for each of our vessels for liability for spillage or leakage of oil or pollution, and also carry insurance covering lost revenue resulting from vessel off‑hire for all of our operating vessels. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. In addition, our protection and indemnity associations may not have enough resources to cover our insurance claims. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

We are subject to international safety regulations and requirements imposed by classification societies and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or “ISM Code.” The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We expect that any vessels that we acquire in the future will be ISM Code‑certified when delivered to us. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports, including United States and European Union ports.

In addition, the hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. If a vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the vessel will be unable to trade between ports and will be unemployable, which will negatively impact our revenues and results from operations.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of March 15, 2016, 15 of the 31 operating vessels we own were built prior to 2006. Due to improvements in engine technology, older vessels typically are less fuel‑efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels, and may restrict the type of activities in which our vessels may engage. There is no assurance that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives, which we estimate to be 25 years from their build dates. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and cash flow would be adversely affected.

Our results of operations could be affected by natural events in the locations in which our customers operate.

Several of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. Such geological events can cause significant damage and can adversely affect the infrastructure and economy of regions subject to such events, and could cause our customers located in such regions to experience shutdowns or otherwise negatively impact their operations. Upon such an event, some or all of those customers may reduce their orders for crude oil, which could adversely affect our revenue and results of operations. In addition to any negative direct economic effects of such natural disasters on the economy of the affected areas and on our customers and suppliers located in such regions, economic conditions in such regions could also adversely affect broader regional and global economic conditions. The degree to which natural disasters will adversely affect regional and global economies is uncertain at this time. However, if these events cause a decrease in demand for crude oil, our financial condition and operations could be adversely affected.

Consolidation and governmental regulation of suppliers may increase the cost of obtaining supplies or restrict our ability to obtain needed supplies, which may have a material adverse effect on our results of operations and financial condition.

We rely on third‑parties to provide supplies and services necessary for our operations, including brokers, equipment suppliers, caterers and machinery suppliers. Various mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. With respect to certain items, we are generally dependent upon the original equipment manufacturer for repair and replacement of the item or its spare parts. Such consolidation may result in a shortage of supplies and services thereby increasing the cost of supplies and/or potentially inhibiting the ability of suppliers to deliver on time. These cost increases or delays could have a material adverse effect on our results of operations and result in downtime, and delays in the repair and maintenance of our vessels. Furthermore, many of our suppliers are U.S. companies or non‑U.S. subsidiaries owned or controlled by U.S. companies, which means that in the event a U.S. supplier was debarred or otherwise restricted by the U.S. government from delivering products, our ability to supply and service our operations could be materially impacted. In addition, through regulation and permitting, certain foreign governments effectively restrict the number of suppliers and technicians available to supply and service our operations in those jurisdictions, which could materially impact our operations and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other applicable worldwide anti‑ corruption laws.

The U.S. Foreign Corrupt Practices Act, or “FCPA,” and other applicable worldwide anti‑corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act which is broader in scope than the FCPA, as it contains no facilitating payments exception. We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti‑ corruption laws. Although we have policies, procedures and internal controls in place to monitor compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti‑corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

We may be subject to U.S. federal income tax on U.S. source shipping income, which would reduce our net income and cash flows.

If we do not qualify for an exemption pursuant to Section 883, or the “Section 883 exemption,” of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” then we will be subject to U.S. federal income tax on our shipping income that is derived from U.S. sources. If we are subject to such tax, our results of operations and cash flows would be reduced by the amount of such tax.

We will qualify for the Section 883 exemption if, among other things, (i) our common shares are treated as primarily and regularly traded on an established securities market in the United States or another qualified country, or (ii) we satisfy one of two other ownership tests. We refer to the inquiry under clause (i) of the preceding sentence as the “publicly traded test.” Under applicable U.S. Treasury Regulations, the publicly traded test cannot be satisfied in any taxable year in which persons who directly, indirectly or constructively own five percent or more of our common shares (sometimes referred to as “5% shareholders”) own 50% or more of our common shares for more than half the days in such year, unless an exception applies.

We believe that, based on the ownership of our common shares in 2015, we satisfied the publicly traded test in 2015. However, if 5% shareholders were to own more than 50% of our common shares for more than half the days in any future taxable year, we may not be eligible to claim the Section 883 exemption for such taxable year. We can provide no assurance that changes and shifts in the ownership of our common shares by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2016 or in future taxable years.

If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders.

A non-U.S. corporation generally will be treated as a “passive foreign investment company,” or a “PFIC,” for U.S. federal income tax purposes if, after applying certain look through rules, either (i) at least 75% of its gross income for any taxable year consists of “passive income” or (ii) at least 50% of the average value (determined on a quarterly basis) produce or are held for the production of “passive income.” We refer to assets which produce or are held for production of “passive income” as “passive assets.”

For purposes of these tests, “passive income” generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business, as defined in applicable U.S. Treasury Regulations. Passive income does not include income derived from the performance of services. By contrast, rental income would generally constitute passive income unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business. In this regard, we intend to take the position that the gross income we derive or are deemed to derive from our time and spot chartering activities is services income, rather than rental income. Accordingly, we believe that (i) our income from time and spot chartering activities does not constitute passive income and (ii) the assets that we own and operate in connection with the production of that income do not constitute passive assets.

While there is no direct legal authority under the PFIC rules addressing our method of operation, there is legal authority supporting the characterization of income derived from time and spot charters as services income for other tax purposes. However, there is also legal authority, which characterizes time charter income as rental income rather than services income for other tax purposes.

Although there is legal authority to the contrary, as noted above, based on our existing operations and our view that income from time and spot chartered vessels is services income rather than rental income, we intend to take the position that we are not now and have never been a PFIC with respect to any taxable year.

There is no assurance that the IRS or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year.

If we were to be treated as a PFIC for any taxable year (and regardless of whether we remain as a PFIC for subsequent taxable years), our U.S. shareholders would be subject to a disadvantageous U.S. federal income tax regime with respect to distributions received from us and gain, if any, derived from the sale or other disposition of our common shares. These adverse tax consequences to shareholders could negatively impact our ability to issue additional equity in order to raise the capital necessary for our business operations.

We could be negatively impacted by future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes.

We may be subject to income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. We may be required to pay non U.S. taxes on dispositions of non U.S. property, or operations involving non U.S. property may give rise to non U.S. income or other tax liabilities in amounts that could be substantial.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law. For example, there have been legislative proposals that, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We may be, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, securities litigation, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the ultimate outcome of any litigation or the potential costs to resolve them may have a material adverse effect on us. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which may have a material adverse effect on our financial condition.

In November 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., one of our subsidiaries which we refer to as “GMM Portugal,” and two vessel officers of one of our vessels guilty of violating the Act to Prevent Pollution from Ships and 18 USC 1001. The conviction resulted from charges based on alleged incidents occurring on board such vessel arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007. Pursuant to the sentence imposed by the court in March 2009, we paid a $1 million fine in April 2009 and were subject to a probationary period of five years which concluded in March 2014.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability which could materially adversely impact our business.

In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential information in the conduct of our business. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

RISK FACTORS RELATED TO OUR FINANCINGS

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future, and therefore make it more difficult for us to fulfill our obligations under our indebtedness.

We have substantial debt. As of December 31, 2015, we had indebtedness outstanding (before application of discount) of $951.3 million and shareholders’ equity of $1,348 million. Our outstanding long-term indebtedness as of December 31, 2015 included $552.0 million principal amount of indebtedness under the Refinancing Facility, $62.9 million principal amount of indebtedness under the Sinosure Credit Facility, $185.4 million principal amount of indebtedness under the Korean Export Credit Facility and $156.8 million of indebtedness in the form of our senior notes (which amount reflects accrual of payment-in-kind interest of $25.2 million). In connection with the 2016 deliveries of the Gener8 Apollo, Gener8 Supreme, Gener8 Ares and Gener8 Hera, we borrowed $182.5 million and $62.6 million from the Korean Export Credit Facility and the Sinosure Credit Facility, respectively, during the fourth quarter of 2015 and in the first quarter of 2016. As such, as of March 15, 2016, we have aggregate remaining commitments of up to $771.2 million under the Korean Export Credit Facility and the Sinosure Credit Facility, subject to customary borrowing conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” below. In accordance with our growth strategy, we intend to pursue additional debt financing opportunistically to help fund the growth of our business, subject to market and other conditions. Because we do not currently hold any interest rate swaps, the interest rates borne by amounts that we may draw down under the refinancing facility and our 2015 credit facilities fluctuate with changes in the LIBOR rates. Any volatility in LIBOR rates would affect the amount of interest payable on amounts that we were to draw down from our credit facilities. We intend to enter into the Chinese Export Credit Facility to fund a portion of the remaining installment payments on two VLCC newbuildings. Our substantial indebtedness and interest expense could have important consequences to us, including:

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

•	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;

•	limiting our ability to satisfy our obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);

•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;

•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged;

•	limiting our ability, or increasing the costs, to refinance indebtedness; and

•	limiting our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

Our current debt facilities restrict our ability to use our cash. Among other restrictions, our current debt facilities restrict our ability to make capital expenditures other than maintenance capital expenditures, or vessel acquisitions or other capital expenditures not in the ordinary course of business using net cash proceeds from equity offerings. Additionally, our current debt facilities contain restrictions on our ability to declare or pay dividends to our shareholders.

The limitations described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

We may incur significantly more indebtedness, which could further increase the risks associated with our indebtedness and prevent us from fulfilling our obligations under our current debt facilities.

Despite our current level of outstanding indebtedness, our current debt facilities permit us to incur significant additional indebtedness in the future, as well as to refinance existing indebtedness, subject to specified limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased, and we may not be able to meet all our debt obligations, in whole or in part.

We may not be able to generate sufficient cash to service all of our indebtedness.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry and our chartering strategy. In addition, we intend to incur a significant amount of additional debt under the 2015 credit facilities and the Chinese Export Credit Facility we plan to enter into to fund a portion of the remaining installment payments on two VLCC newbuildings. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, financial, business, industry and other factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as charter rates, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling tankers, newbuildings or other assets;

•	reducing or delaying investments and capital expenditures; or

•	seeking to raise additional capital.

However, there is no assurance that undertaking alternative financing plans, if necessary, would be successful in allowing us to meet our debt obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our current debt facilities impose significant operating and financial restrictions that may limit our ability to operate our business.

Our current debt facilities impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:

•	incur additional debt;

•	pay dividends or make other restricted payments, including certain investments;

•	create or permit certain liens;

•	sell tankers or other assets;

•	engage in certain transactions with affiliates; and

•	consolidate or merge with or into other companies, or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

In addition, the 2015 credit facilities and the refinancing facility require us to comply with various collateral maintenance and financial covenants, including with respect to our minimum cash balance and an interest expense coverage ratio covenant. The current debt facilities require us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels in the case of our 2015 credit facilities and the refinancing facility; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

There is no assurance that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under these instruments could result in a default under these instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” for further information. If a default occurs under any debt instrument, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of our 2015 credit facilities and the refinancing facility, constitutes all or substantially all of our assets, including our rights in the mortgaged vessels and their charters.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline in the event of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could limit our ability to finance our remaining VLCC newbuildings using the 2015 credit facilities, borrowings under which depend on the fair market value of such newbuildings around the time of delivery, or any alternative sources of financing and could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our debt instruments.

Our 2015 credit facilities require us to comply with collateral maintenance covenants under which the market value of our vessels must remain at or above a specified percentage of the total commitment amount under the applicable instrument. If we are unable to maintain this required collateral maintenance ratio, we may be prevented from borrowing additional money, if available, under the applicable instrument, or we may default under the applicable instrument. If a default occurs, the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing the debt, which, in the case of our 2015 credit facilities, constitutes substantially all of our assets.

If we default on our obligations to pay any of our indebtedness or otherwise default under the agreements governing our indebtedness, lenders could accelerate such debt and we may be subject to restrictions on the payment of our other debt obligations or cause a cross‑default or cross‑acceleration.

Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on other debt instruments and substantially decrease the market value of such debt instruments. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our substantial level of indebtedness, or if we otherwise fail to comply with the various covenants in any agreement governing our indebtedness, we would be in default under the terms of the agreements governing such indebtedness. In the event of such default:

•

the lenders or holders of such indebtedness could elect to terminate any commitments thereunder, declare all the funds borrowed thereunder to be due and payable and, if not promptly paid, in the case of our secured debt, institute foreclosure proceedings against our assets;

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

Our debt under our current debt facilities bears interest at a variable rate. We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt and because we do not currently hold any interest rate swaps.

LIBOR rates have recently been volatile, with the spread between those rates and prime lending rates widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Because the interest rates borne by amounts that we may drawdown under our current debt facilities fluctuate with changes in the LIBOR rates, if this volatility were to continue, it would affect the amount of interest payable on amounts that we were to drawdown from our current debt facilities, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

RISKS RELATED TO OUR COMMON SHARES

There is no guarantee that our common shares will have an active and liquid public market.

The tanker industry has been highly unpredictable and volatile, and the market for common shares in this industry may be equally volatile. Our common shares may not have an active and liquid trading market.

In the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in our common shares;

•	the market price of our common shares may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.

The price of our common shares may be volatile.

The price of our common shares may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	our ability to meet the obligations under our current debt facilities;

•	mergers and strategic alliances in the tanker industry;

•	market prices and conditions in the tanker and oil industries;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	natural disasters affecting the supply chain or demand for crude oil or petroleum products;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.

We may issue additional common shares or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common shares.

We may issue additional common shares or other equity securities of equal or senior rank in the future in connection with, among other things, future vessel acquisitions, repayment of outstanding indebtedness or our equity incentive plan, without shareholder approval, in a number of circumstances.

Our issuance of additional common shares or other equity securities of equal or senior rank would have the following effects:

•	our existing shareholders’ proportionate ownership interest in us will decrease;

•	the relative voting strength of each previously outstanding common share may be diminished; and

•	the market price of our common shares may decline.

Certain large shareholders own a significant percentage of the voting power of our common shares, and as a result could be able to exert significant influence over us.

Certain large shareholders and their affiliates own a significant percentage of the voting power of our issued and outstanding common shares. For example, as of the date of this Annual Report, Oaktree Capital Management L.P., BlueMountain Capital Management, LLC, ARF II Maritime Holdings LLC, Aurora Resurgence Capital Partners II LLC, BlackRock, Inc. and Monarch Alternative Capital LP and/or their respective investment entities or affiliates own greater than 5% of our outstanding common stock, based on information publicly filed with the SEC. In addition, Navig8 Limited owns greater than 4% of our outstanding common stock, based on information publicly filed with the SEC. Five members of our Board were designated by certain of these shareholders pursuant to the 2015 shareholders agreement, which terminated upon the consummation of our initial public offering. As a result, these shareholders may be able to exert significant influence over the actions of our Board, the election of directors and other matters that require shareholder approval. The interests of these shareholders may be different from that of other shareholders, and their large aggregate percentage ownership may result in them being able to exert substantial influence over us and may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over their market prices.

In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant shareholders. Furthermore, certain large shareholders have certain registration rights described elsewhere in this Annual Report (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions”) and the registration and sale to the public of a large number of common shares may have the immediate effect of reducing the trading price of our common shares.

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

We will incur increased costs and obligations as a result of being a public company and our management will be required to devote substantial time to complying with public company regulations.

As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or the “SEC,” and the New York Stock Exchange, or the “NYSE,” have created uncertainty for public companies and increased our costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” for up to five fiscal years after our initial public offering or until such earlier time that we have more than $1.0 billion in annual revenues, have more than $700.0 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the annual report that we file with the SEC for the year ended December 31, 2016, and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

Before our IPO, we were not required to adopt or maintain all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company because we were a privately held company. We expect that the implementation of all required accounting practices and policies will increase our operating costs and could require time and resources from our management and employees. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common shares on the NYSE.

Our internal control over financial reporting is not currently required to meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, but failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our business and share price.

As a company that has recently had an IPO, we have not been required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ending December 31, 2016, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any remediation of control deficiencies and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Future issuances of our common stock could dilute our shareholders’ interests in our company.

We may, from time to time, issue additional shares of common stock to support our growth strategy, reduce debt or provide us with capital for other purposes that our Board believes to be in our best interest. To the extent that an existing shareholder does not purchase additional shares that we may issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced. Following such a reduction, that shareholder’s common stock would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.

Our shareholders may experience substantial dilution if any claims are made by General Maritime’s or Navig8 Crude’s former shareholders pursuant to the 2015 merger agreement.

In connection with the 2015 merger agreement, until 24 months following the anniversary of the closing of the 2015 merger, we are required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend General Maritime’s or Navig8 Crude’s shareholders, in each case immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss. If we are required to issue shares pursuant to these obligations, our shareholders may experience substantial dilution.

Certain provisions of our amended and restated articles of incorporation, which we refer to as our articles of incorporation, our bylaws and certain agreements to which we are party may make it difficult for shareholders to change the composition of our board of directors and may discourage, delay or prevent a merger or acquisition that some shareholders may consider beneficial.

Certain provisions of our articles of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interests or in the best interests of our shareholders. The provisions in our articles of incorporation and bylaws include, among other things, those that:

•	provide for a classified board of directors with three-year staggered terms;

•	authorize our board of directors to issue preferred shares and to determine the price and other terms, including preferences and voting rights, of those shares without shareholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at shareholder meetings;

•	authorize the removal of directors only for cause and only upon the affirmative vote of the holders of at least 80% of the outstanding shares entitled to vote for those directors;

•	allow only our board of directors to fill vacancies on our board of directors;

•

prohibit us from engaging in a “business combination” with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder unless certain provisions are met;

•	prohibit cumulative voting in the election of directors;

•	prohibit shareholder action by written consent unless the written consent is signed by all shareholders entitled to vote on the action;

•	limit the persons who may call special meetings of shareholders; and

•	require a super-majority to amend certain provisions of our bylaws and our articles of incorporation.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the shareholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law and, as a result, shareholders may have fewer rights and protections under Marshall Islands law than under a typical jurisdiction in the United States.

Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and by the Republic of the Marshall Islands Business Corporations Act. The provisions of the Republic of the Marshall Islands Business Corporations Act resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the Republic of the Marshall Islands Business Corporations Act. For example, the rights and fiduciary responsibilities of directors under the laws of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Although the Republic of the Marshall Islands Business Corporations Act does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.

It may be difficult to enforce a U.S. judgment against us, our officers and our directors because we are a foreign corporation.

We are incorporated in the Republic of the Marshall Islands and most of our subsidiaries are organized in the Republic of Liberia and the Republic of the Marshall Islands. Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, our shareholders should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our assets or the assets of our subsidiaries are located (1) would enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws or (2) would enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

Certain provisions in our financing agreements could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

Our current debt facilities impose restrictions on changes of control of our company and our ship-owning subsidiaries. Under our current debt facilities, a change of control would be an event of default, such that lender consent or repayment in full of the obligations thereunder would be required. The note purchase agreement governing the senior notes would either require that we obtain the noteholders’ consent prior to any change of control or that we make an offer to redeem the notes before a change of control can take place.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease one property, which houses our corporate office that is used in the administration of our operations: the property is approximately 24,000 square feet in New York, New York. We do not own or lease any production facilities, plants or similar real properties. As of December 31, 2015, we had closed our Russia and Portugal offices.

ITEM 3.  LEGAL PROCEEDINGS

GENMAR PROGRESS

In August 2007, an oil sheen was discovered and reported by shipboard personnel in the vicinity of the Genmar Progress, in Guayanilla Bay, Puerto Rico. Subsequently, the U.S. Coast Guard formally designated the Genmar Progress as a source of the pollution incident. In October 2010, the United States, GMR Progress, LLC, and General Maritime Management (Portugal) L.d.A. executed a Joint Stipulation and Settlement Agreement. Pursuant to the terms of this agreement, the United States agreed to accept $6.3 million in full satisfaction of oil spill response costs of the Coast Guard and certain natural damage assessment costs incurred through the date of settlement. The settlement had been paid in full by the vessel’s protection & indemnity underwriters.

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.8 million plus interest, which remains subject to approval by the federal court in Puerto Rico and other customary requirements. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified. Submissions in this arbitration have closed.

As of December 31, 2015 and December 31, 2014, an amount due from the 2011 VLCC Pool of $3.4 million was included in Other assets (noncurrent).

ATLAS CHARTER DISPUTE

On April 22, 2013, GMR Atlas LLC, a vessel owning subsidiary of the Company, submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association a claim for declaratory relief as to the proper construction of certain provisions of a charterparty contract (the “Atlas Charterparty”) between GMR Atlas LLC and, the party chartering a vessel from GMR Atlas LLC (the “Atlas Claimant”) relating to, among other things, customer vetting eligibility. The Atlas Claimant is an affiliate of the 2011 VLCC Pool Operator. The Atlas Claimant initially counterclaimed (the “Initial Atlas Claims”) for repayment of hire and other amounts paid under the Atlas Charterparty during the period from July 22, 2012 to November 4, 2012 and also asserted claims for interests and costs. GMR Atlas LLC provided security for those claims, plus amounts in respect of interest and costs, in the sum of $3.5 million pursuant to an escrow agreement (the “Escrow Account”). The Initial Atlas Claims were dismissed with prejudice to the extent they were for repayment of hire or other amounts paid prior to October 26, 2012 and this dismissal is no longer subject to appeal.

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in arbitration. Both parties have exchanged lists of documents for standard disclosure and copies of the documents to be disclosed. The next stage will be the exchange of witness statements of fact and the preparation of an expert report for exchange.

General

From time to time in the future we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. While we expect that these claims would be covered by our existing insurance policies, those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. We have not been involved in any legal proceedings which may have, or have had, a significant effect on our financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our financial position, results of operations or liquidity. See “Risk Factors—We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has been listed on the New York Stock Exchange under the symbol “GNRT” since June 25, 2015. Prior to that date, there was no public trading market for our common stock. As of March 15, 2016, there were approximately 112 holders of record of our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 2015	HIGH	LOW
2nd Quarter (Beginning on June 25, 2015)	$13.63	$13.10
3rd Quarter	$14.37	$10.95
4th Quarter	$12.18	$8.70

We have not declared or paid any dividends since the fourth quarter of 2010. In order to pay dividends, we will be required to satisfy certain financial and other requirements under our debt instruments.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, we will evaluate the option to adopt a policy to pay cash dividends in 2016. However, any future dividend policy is subject to the discretion of the Board, and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time.  In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render the company insolvent.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the fiscal years shown.

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2015	2014	2013
Income Statement Data:
Voyage revenues	$429,933	$392,409	$356,669
Voyage expenses	95,306	239,906	259,982
Direct vessel expenses	85,521	84,209	90,297
Navig8 charterhire expenses	11,324	—	—
General and administrative expenses	36,379	22,418	21,814
Depreciation and amortization	47,572	46,118	45,903
Goodwill write-off for sales of vessels	—	1,249	1,068
Goodwill impairment	—	2,099	—
Loss on disposal of vessels and vessel equipment	805	8,729	2,452
Loss on impairment of vessels held for sale	520	—	2,048
Closing of Portugal office	507	5,123	—
Total operating expenses	277,934	409,851	423,564
Operating income (loss)	151,999	(17,442)	(66,895)
Interest expense, net	(15,982)	(29,849)	(34,643)
Other financing costs	(6,044)	—	—
Net other (expense) income , net	(404)	207	465
Total other expenses	(22,430)	(29,642)	(34,178)
Net income (loss)	$129,569	$(47,084)	$(101,073)
Income (loss) per Class A and Class B common share:
Basic (1)	$2.06	$(1.54)	$(8.64)
Diluted (1)	$2.05	$(1.54)	$(8.64)
Weighted-average shares outstanding—basic:
Common shares	62,779	—	—
Class A	—	11,270	11,238
Class B	—	19,223	589
Weighted-average shares outstanding—diluted: (2)
Common shares	63,113	—	—
Class A	—	30,493	11,827
Class B	—	19,223	589

(1)

The common shares during the year ended December 31, 2013 were reclassified as Class A shares on December 12, 2013 which is reflected retrospectively herein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recent Equity Issuances” for more details. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation.

(2)

On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock. At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to December 31, 2015, we issued all of these shares and 232,819 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

In connection with the closing of the 2015 merger, we issued 483,971 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired cash and cash equivalents of $41.4 million and vessels under construction of $364.2 million as of March 31, 2015. For information regarding the 2015 merger, see “Business—Navig8 Crude Merger.”

Weighted-average shares outstanding—diluted—Class A gives effect to the conversion of the outstanding Class B Shares into Class A Shares on a one-to-one basis. Accordingly, Class A amounts represent the total number of our outstanding common shares on a fully-diluted basis.

	December 31,	December 31,
(dollars in thousands)	2015	2014
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$157,535	$147,303
Total current assets	258,128	230,662
Vessels, net of accumulated depreciation	1,086,877	814,528
Vessels under construction	911,017	257,581
Total assets	2,389,746	1,359,120
Current liabilities (including current portion of long-term debt)	268,615	52,770
Total long-term debt less unamortized discount and debt financing costs	772,723	789,030
Total liabilities	1,041,985	841,971
Shareholders’ equity	1,347,761	517,149

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$155,889	$(11,797)	$(40,472)
Net cash (used in) provided by investing activities	(398,858)	(238,019)	4,302
Net cash provided by financing activities	252,863	299,417	104,901

	Years Ended December 31,
(dollars in thousands except fleet data and daily results)	2015	2014	2013
Fleet Data:
Total number of owned vessels at end of period	28.0	25.0	27.0
Total number of owned and chartered-in vessels at end of period	29.0	25.0	27.0
Average number of vessels(1)	25.7	25.7	27.8
Average number of owned and chartered-in vessels (1)	26.2	25.6	27.8
Total operating days for fleet(2)	9,145	8,801	9,778
Total time charter days for fleet	861	550	1,269
Total spot market days for fleet	4,682	8,251	8,509
Total Navig8 pool days for fleet	3,602	—	—
Total calendar days for fleet(3)	9,568	9,379	10,145
Fleet utilization(4)	95.6%	93.8%	96.4%
Average Daily Results:
Time charter equivalent(5)	$36,590	$17,328	$9,889
VLCC	47,781	17,255	10,244
Suezmax	35,012	17,161	10,828
Aframax	30,428	19,634	9,569
Panamax	22,464	17,235	5,504
Handymax	15,783	10,231	6,879
Daily direct vessel operating expenses(6)	8,938	8,978	8,901
Daily general and administrative expenses(7)	3,802	2,390	2,150
Total vessel operating expenses(8)	12,740	11,369	11,051
Other Data:
EBITDA(9)	$193,123	$28,883	$(20,527)
Adjusted EBITDA(9)	$215,222	$48,782	$(13,594)

(1)

Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period. Total number of vessels and Average number of vessels exclude our VLCC newbuildings prior to delivery.

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

(9)

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non‑cash, one‑time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are included in this report because they are used by management and certain investors as measures of operating performance. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. Our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as alternatives to net income, operating income, cash flow from operating activity or any other indicator of a company’s operating performance or liquidity required by GAAP. The definitions of EBITDA and Adjusted EBITDA used here may not be comparable to those used by other companies. These definitions are also not the same as the definition of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Net income (loss)	$129,569	$(47,084)	$(101,073)
Net interest expense	15,982	29,849	34,643
Depreciation and amortization	47,572	46,118	45,903
EBITDA	$193,123	$28,883	$(20,527)
Adjustments
Loss on disposal of vessels and vessel equipment	805	8,729	2,452
Goodwill impairment	—	2,099	—
Goodwill write-off for sales of vessels	—	1,249	1,068
Loss on impairment of vessels held for sale	520	—	2,048
Stock-based compensation	12,243	1,215	1,365
Other financing costs	6,044	—	—
Non-cash G&A expenses, excluding stock-based compensation expense	1,980	1,484	—
Closing of Portugal office	507	5,123	—
Adjusted EBITDA	$215,222	$48,782	$(13,594)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of March 15, 2016, we owned a fleet of 45 tankers, including 31 vessels on the water, consisting of 14 VLCCs, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 6.6mm DWT, and 14 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017. These newbuildings are expected to increase our fleet capacity to 10.8mm DWT, based on the contractually-guaranteed minimum DWT of newbuild vessels.

On May 17, 2012 the Company completed its financial restructuring and emerged from Chapter 11 of the United States Bankruptcy Code through a series of transactions contemplated by the Plan of Reorganization and the Plan of Reorganization, or “Chapter 11 plan,” became effective pursuant to its terms.

In March 2014 we purchased seven “eco” newbuild VLCCs from Scorpio Tankers, Inc.

On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly-owned subsidiaries), Navig8 Crude Tankers, Inc. and each of the equityholders' representatives named therein entered into an Agreement and Plan of Merger. We refer to Gener8 Maritime Acquisition, Inc. as “Gener8 Acquisition,” to Navig8 Crude Tankers, Inc. as “Navig8 Crude” and to the Agreement and Plan of Merger as the “2015 merger agreement.” Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude, which was renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary,” continuing as the surviving corporation and our wholly-owned subsidiary. We refer to the transactions contemplated under the 2015 merger agreement as the “2015 merger.” Concurrently with the 2015 merger, we filed with the Registrar of Corporations of the Republic of the Marshall Islands our Third Amended and Restated Articles of Incorporation to, among other things, increase our authorized capital, reclassify our common stock into a single class of common stock and change our name to “Gener8 Maritime, Inc.” As part of the 2015 merger, we acquired 14 “eco” newbuild VLCCs owned by Navig8 Crude.

We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the 7 newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.” Two of the 2014 acquired VLCC newbuildings (the Gener8 Neptune, Gener8 Athena) and one of the 2015 acquired VLCC newbuildings (the Gener8 Strength) were delivered in 2015. Additionally, as of March 15, 2016, three additional 2014 acquired VLCC newbuildings (the Gener8 Apollo, Gener8 Ares and Gener8 Hera) and one additional 2015 acquired VLCC newbuildings (the Gener8 Supreme) were delivered. See Note 8 – DELIVERY OF VESSELS and Note 24 – SUBSEQUENT EVENTS, to the consolidated financial statements in Item 8 regarding these vessel deliveries.

We expect the final delivery of our remaining VLCC newbuildings to occur by the first quarter of 2017. We expect to fund a significant portion of the installment payments in respect of the VLCC newbuildings being built at Korean shipyards through borrowings under the Korean Export Credit Facility entered into in September 2015 and three VLCC newbuildings being built at Chinese shipyards through the Sinosure Credit Facility entered into in December 2015. In addition, we expect to fund a significant portion of the installment payments in respect of two VLCC newbuildings being built at Chinese shipyards through borrowings under a facility with export credit insurance support from the Chinese Export & Credit Insurance Corporation we intend to enter into, which we refer to as the “Chinese

Export Credit Facility.”  However, there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility or the Sinosure Credit Facility, or enter into the Chinese Export Credit Facility on terms that are favorable to us or at all. See “—Liquidity and Capital Resources—Debt Financings” for more information.

On June 30, 2015, we completed our Initial Public Offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which together with the July 17, 2015 exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares, resulted in gross proceeds of $236.4 million. After underwriting commissions and other expenses, we received net proceeds of $214.4 million.

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

In September 2015, we also entered into the Korean Export Credit Facility to fund a significant portion of the installment payments under our shipbuilding contracts with Korean shipyards. The Korean Export Credit Facility provides up to $963.7 million of debt financing which may be drawn in connection with the delivery of 15 of our VLCC newbuildings from Korean shipyards. As of December 31, 2015, approximately $185.4 million was outstanding under the Korean Export Credit Facility. Subject to the terms and conditions set forth in the Korean Export Credit Facility, as of December 31, 2015 up to an additional $766.0 million may be drawn in connection with the remaining 12 VLCC newbuildings expected to be delivered from Korean shipyards through the first quarter of 2017. There is no assurance we will be able to borrow all or any of such additional amounts under the Korean Export Credit Facility. See “—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” for further information.

In December 2015, we entered into the Sinosure Credit Facility to fund a significant portion of the installment payments under three shipbuilding contracts with Chinese shipyards and to refinance a term loan facility (the “Citibank Facility”) we entered into in October 2015. The Sinosure Credit Facility provides up to $259.6 million of debt financing which may be drawn in connection with the delivery of 3 of our VLCC newbuildings from Chinese shipyards and the refinancing of the Citibank Facility. As of December 31, 2015, approximately $62.9 million was outstanding under the Sinosure Credit Facility. Subject to the terms and conditions set forth in the Sinosure Credit Facility, as of December 31, 2015 up to an additional $200.6 million may be drawn in connection with delivery of 3 of our VLCC newbuildings from Chinese shipyards through the second quarter of 2016. There is no assurance we will be able to borrow all or any of such additional amounts under the Sinosure Credit Facility. See “—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” for further information. We may from time to time enter into interest rate swap, cap or similar agreements for all or a significant portion of our floating rate debt, including the refinancing facility, the Korean Export Credit Facility and the Sinosure Credit Facility.

Non‑U.S. operations accounted for a majority of our revenues and results of operations. Vessels regularly move between countries in international waters, over hundreds of trade routes. It is therefore impractical to assign revenues, earnings or assets from the transportation of international seaborne crude oil and petroleum products by geographical area. Each of our vessels serves the same type of customer, has similar operations and maintenance requirements, operates in the same regulatory environment, and is subject to similar economic characteristics. Based on this, we have determined that we operate in one reportable segment, the transportation of crude oil and petroleum products with our fleet of vessels.

For further description of our businesses, see “Business.”

Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of December 31, 2015, 26 of our 28 owned vessels (in addition to a single vessel which operated under a time charter that was scheduled to expire in March 2016) were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port and fuel costs. A time charter is generally a contract to charter a vessel for a fixed period of time at a set daily or monthly rate. Under time charters, the charterer pays voyage expenses such as port and fuel costs. Vessels operating on time charters provide more predictable cash flows, but can yield lower profit margins than vessels operating in the spot market during periods characterized by favorable market conditions. Vessels operating in the spot market generate revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in tanker rates although we are exposed to the risk of declining tanker rates and lower utilization. Pools generally consist of a number of vessels which may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers while technical management is typically the responsibility of each ship owner. Under pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel. Pools, in return, typically negotiate charters with customers primarily in the spot market. Since the members of a pool typically share in the revenue generated by the entire group of vessels in the pool, and since pools operate primarily in the spot market, including the pools in which we participate, the revenue earned by vessels placed in spot market related pools is subject to the fluctuations of the spot market and the ability of the pool manager to effectively charter its fleet. We believe that vessel pools can provide cost‑effective commercial management activities for a group of similar class vessels and potentially result in lower waiting times.

During 2013, 2014 and the first portion of 2015, all of our spot VLCC and Suezmax vessels were deployed in the Unique Tankers pool. All of the vessels deployed in the Unique Tankers pool at any time during those periods were owned by our subsidiaries and were deployed on spot market voyages. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers and in the third quarter of 2015, our vessels were transitioned out of the Unique Tankers pool. See Note 17 – Vessel pool arrangements, to the consolidated financial statements in Item 8 for information regarding the Unique Tankers pool.

As of December 31, 2015, we employed all of our VLCCs, Suezmax and Aframax vessels on the water, with the exception of two VLCCs that were on time charters, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Gener8 Victory and the Gener8 Vision) have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for further information regarding these pool agreements. All of the vessels deployed in the Navig8 pools at any time during the year ended December 31, 2015 were deployed on spot market voyages.

Additionally, one VLCC vessel, which we had the right to operate at a gross rate of $26,397 per day under a time charter that expired in March 2016 and under which we had agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was deployed in the VL8 Pool.

As of December 31, 2015, the Gener8 Victory and the Gener8 Vision were deployed on time charters expiring in January 2016 and March 2016, respectively, each at a gross rate of $38,000 per day. The Gener8 Victory began a new charter in February 2016 at a gross rate of $47,600 per day for six months with the charterers having the option to extend the period for an additional six months at a gross rate of $53,750 per day.

As of March 15, 2016, we have taken delivery of seven VLCC newbuildings, which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the remainder of our VLCC newbuildings in the VL8 Pool after delivery of the vessels.

We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. We may also consider deploying our vessels on time charter for customers to use as floating storage. We believe that historically, during certain periods of higher charter rates, we benefited from greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. We may utilize a similar strategy to the extent that time charter rates rise and market conditions become favorable. We may also utilize time charters to lock in contracted rates when we believe the rate environment could weaken or decline in the future.

Net Voyage Revenues as Performance Measure

We evaluate performance using net voyage revenues, which is a non-GAAP measure. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port and fuel costs that are unique to a particular voyage. Consequently, spot charter rates are generally higher than time charter rates to allow spot charter vessel owners the ability to recoup voyage expenses. Voyage expenses typically are paid by the charterer when a vessel is under a time charter and by the vessel owner when a vessel is under a spot charter. We believe that utilizing net voyage revenues neutralizes the variability created by unique costs associated with particular voyages or the manner in which vessels are deployed and presents a more accurate representation of the revenues generated by our vessels on a comparable basis whether on spot or time charters.

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the time charters, while direct vessel operating expenses are recognized when incurred. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.

As of December 31, 2015 and 2014, 0 and 17, of our vessels, respectively, were chartered into the Unique Tankers pool. As described above, we have transitioned the employment of all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, to the Navig8 pools. We have, at all times, been the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool were chartered on the spot voyage market. Since all vessels in the Unique Tankers pool were owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we recognized revenues from the Unique Tankers pool based upon the percentage of voyage completion. See Note 17 – Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information on the Navig8 pools and the Unique Tankers pool.

As of December 31, 2015, all of the vessels, with the exception of two vessels that remained on time charters and three vessels that remained in the spot market, were deployed in the Navig8 pools, and all the vessels in the Navig8 pools have been chartered on the spot voyage market. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 17 – Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information on the Navig8 pools.

We calculate Time Charter Equivalent (“TCE”) rates, which is a non-GAAP measure, by dividing net voyage revenue by total operating days for fleet for the relevant time period. Total operating days for fleet are the total number of days our vessels are in our possession for the relevant period net of off hire days associated with major repairs, drydocking or special or intermediate surveys. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate Daily Voyage Operating Expenses (“DVOE”) and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that the vessels are in our possession for the period including offhire days associated with major repairs, drydockings or special or intermediate surveys.

The following table shows the calculation of net voyage revenues for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Income Statement Data:
Voyage revenues	$429,933	$392,409	$356,669
Voyage expenses	(95,306)	(239,906)	(259,982)
Net voyage revenues	$334,627	$152,503	$96,687

As used in this report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool, but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Voyage revenues.  Voyage revenues increased by $37.5 million, or 9.6%, to $429.9 million for the year ended December 31, 2015 “fiscal 2015” compared to $392.4 million for the prior year period. The increase was primarily attributable to an increase in charter hire rates during fiscal 2015 compared to the prior year period, which was partially offset by the transition of our vessels from the spot market into the Navig8 pools during the year ended December 31, 2015. During fiscal 2014, we did not have any vessels deployed in the Navig8 pool. Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses which are the responsibility of the pool, which reduces voyage revenues and expenses. Our vessel operating days in Navig8 pools increased to 3,602 days for the year ended December 31, 2015 compared to 0 days during the prior year period. As a result, our Navig8 pool revenues increased to $149.6 million for fiscal 2015 compared to $0 during the prior year period. Included in our Navig8 pool revenues were pool revenues associated with the chartered-in vessel Nave Quasar. In connection with the transition of our vessels from the spot market into the Navig8 pools, our spot market revenues decreased by $129.9 million, or 34.1%, to $251.6 million for fiscal 2015 compared to $381.5 million for the prior year period. This decrease was primarily the result of a decrease in our spot market days by 3,569 days, or 43.2%, to 4,682 days for the year ended December 31, 2015 compared to 8,251 days for the prior year period. This decrease was partially offset by the increase in spot market hire rates during fiscal 2015 compared to the prior year period.

Contributing to the increase in voyage revenues was an increase in time charter revenues of $17.8 million, or 163.5%, to $28.7 million for fiscal 2015 compared to $10.9 million for the prior year period, primarily as a result of an increase in time charter hire rates and time charter days for this period as compared to the prior year period. Our time charter days increased by 311 days, or 56.6%, to 861 days for the year ended December 31, 2015 compared to 550 days for the prior year period.

Also contributing to the increase in voyage revenues was the increase in our fleet utilization of 1.8% to 95.6% for the year ended December 31, 2015 compared to 93.8% for the prior year period as we incurred more offhire days for scheduled drydocks during the prior year period.

Voyage expenses.  Voyage expenses decreased by $144.6 million, or 60.3%, to $95.3 million for the year ended December 31, 2015 compared to $239.9 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the 43.3% decrease in our spot market days as a result of transitioning our vessels from spot charter voyages into the Navig8 pools, as well as the decrease in oil prices during fiscal 2015 as compared to the prior year period. No material voyage expenses were associated with our vessels deployed in the Navig8 pool as Navig8 pool revenues are presented on net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool.

Fuel costs, which represent the largest component of voyage expenses, decreased by $122.1 million, or 67.0%, to $60.1 million for the year ended December 31, 2015 compared to $182.2 million for the prior year period. This decrease in fuel costs was primarily attributable to the 43.3% decrease in our spot market days discussed above during fiscal 2015 as compared to the prior year period. Also contributing to the decrease in fuel costs was a decrease in the fuel costs per spot market day of $9,242, or 41.9%, to $12,842 for fiscal 2015 compared to $22,084 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the year ended December 31, 2015 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $3.9 million, or 36.0%, to $6.9 million for the year ended December 31, 2015 compared to $10.8 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days, discussed above, during fiscal 2015 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $182.1 million, or 119.4%, to $334.6 million for the year ended December 31, 2015 compared to $152.5 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher TCE rates earned during fiscal 2015 compared to the prior year period, primarily resulting from a higher charter rate environment, combined with lower fuel costs. Our average daily TCE rate increased by $19,262, or 111.2%, to $36,590 for the year ended December 31, 2015 compared to $17,328 for the prior year period. Our average daily spot market TCE rate increased by $16,334, or 94.9%, to $33,542 for the year ended December 31, 2015 compared to $17,208 for the prior year period, and our average daily time charter TCE rate increased by $13,332, or 69.7%, to $32,458 for the year ended December 31, 2015 compared to $19,126 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $41,538 for the year ended December 31, 2015. We did not have any vessels deployed in the Navig8 pools in the prior year period. Also contributing to the increase in net voyage revenues was the increase in our fleet size (including our owned vessels and chartered-in vessel) and the increase in our fleet utilization of 1.8%, to 95.6% during the year ended December 31, 2015 compared to the prior year period as discussed above.

The following is additional data pertaining to net voyage revenues:

	Years Ended December 31,		Increase	%
	2015	2014	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$23,929	$—	$23,929	n/a
Suezmax	4,024	10,528	(6,504)	-61.8%	%
Total	27,953	10,528	17,425	165.5%
Spot charter:
VLCC	38,232	43,227	(4,995)	-11.6%
Suezmax	75,579	57,154	18,425	32.2%
Aframax	21,265	28,291	(7,026)	-24.8%
Panamax	16,209	9,798	6,411	65.4%
Handymax	5,747	3,505	2,242	64.0%
Total	157,032	141,975	15,057	10.6%
Navig8 pools:
VLCC	75,935	—	75,935	n/a
Suezmax	52,361	—	52,361	n/a
Aframax	21,346	—	21,346	n/a
Total	149,642	—	149,642	n/a
Total Net Voyage Revenue	$334,627	$152,503	$182,124	119.4%
Vessel operating days:
Time charter:
VLCC	650	—	650	n/a
Suezmax	212	550	(338)	-61.5%
Total	861	550	311	56.6%
Spot charter:
VLCC	931	2,505	(1,574)	-62.8%
Suezmax	2,006	3,393	(1,387)	-40.9%
Aframax	659	1,441	(782)	-54.3%
Panamax	722	569	153	26.9%
Handymax	364	343	21	6.1%
Total	4,682	8,251	(3,569)	-43.3%
Navig8 pools:
VLCC	1,309	—	1,309	n/a
Suezmax	1,551	—	1,551	n/a
Aframax	742	—	742	n/a
Total	3,602	—	3,602	n/a
Total Operating Days for Fleet	9,145	8,801	344	3.9%
Total Calendar Days for Fleet	9,568	9,379	189	2.0%
Fleet Utilization	95.6%	93.8%	1.8%	1.9%
Average Number of Owned Vessels	25.7	25.7	—	0.0%
Average Number of Owned and Chartered-in Vessels	26.2	25.6	0.6	2.3%
Time Charter Equivalent (TCE):
Time charter:
VLCC	$36,839	$—	$36,839	n/a
Suezmax	19,013	19,126	(113)	-0.6%
Combined	32,458	19,126	13,332	69.7%
Spot charter:
VLCC	41,057	17,255	23,802	137.9%
Suezmax	37,677	16,843	20,834	123.7%
Aframax	32,279	19,634	12,645	64.4%
Panamax	22,464	17,235	5,229	30.3%
Handymax	15,783	10,231	5,552	54.3%
Combined	33,542	17,208	16,334	94.9%
Navig8 pools:
VLCC	57,990	—	57,990	n/a
Suezmax	33,749	—	33,749	n/a
Aframax	28,785	—	28,785	n/a
Combined	41,538	—	41,538	n/a
Fleet TCE	$36,590	$17,328	$19,262	111.2%

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $1.3 million, or 1.6%, to $85.5 million for the year ended December 31, 2015 compared to $84.2 million for the prior year period. This increase in direct vessel operating expenses was primarily due to the increase in average size of our fleet and the increase in vessel management expenses during fiscal 2015 as compared to the prior year period. During the period from May 2014 to December 2014, we changed the vessel management of 13 vessels from our Portugal office to a third-party ship management company, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses for the year ended December 31, 2015. The increase in direct vessel operating expenses was partially offset by a decrease in crew cost of $0.8 million, or 2.1%, to $40.0 million for the year ended December 31, 2015 compared to $40.8 million for the prior year period, primarily due to the change in technical ship management, mentioned above.

On a daily basis, direct vessel operating expenses per vessel increased by $154, or by 1.7%, to $9,133 for the year ended December 31, 2015 compared to $8,978 for the prior year period, primarily as a result of higher third-party management fees, partially offset by lower crew costs during fiscal 2015 as compared to the prior year period.

We anticipate that direct vessel operating expenses will increase in 2016 as compared to 2015 due to the expected increase in the average size of our fleet during the latter part of 2015 and 2016. We estimate direct vessel operating expenses will increase by approximately $40.0 million during the year ending December 31, 2016 compared to the year ended December 31, 2015 based on our direct vessel operating expenses budget for 2016 and considering the budgeted proportional increase in costs of the new vessels joining the fleet. Our budget is based on prior year actual performance and estimates of costs provided by third-party technical managers based on expected vessel requirements. The budgeted amounts include no provisions for unanticipated repair or other costs. There is no assurance that our budgeted amounts will reflect our actual results. Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

Navig8 charterhire expenses. Navig8 charterhire expenses increased to $11.3 million for the year ended December 31, 2015 compared to $0 for the prior year period. These charterhire expenses were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) as a result of the 2015 merger. The time charter under which this vessel was chartered-in expired in March 2016. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger in May 2015. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter” for more information on the Nave Quasar time charter.

General and Administrative Expenses.  General and administrative expenses increased by $14.0 million, or 62.3%, to $36.4 million for the year ended December 31, 2015 compared to $22.4 million for the prior year period. The primary factor contributing to this increase was an increase in the stock-based compensation expense of $11.0 million during the year ended December 31, 2015 compared to the prior year period due to the vesting of restricted stock units granted in connection with the pricing of our initial public offering. We recognized compensation expense upon the immediate vesting of a portion of these restricted stock units upon the granting of these restricted stock units, and the vesting of an additional portion of these restricted stock units upon the consummation of our initial public offering. In connection with the vesting of these restricted stock units, we estimate that we will recognize $5.7 million of compensation expense during the year ending December 31, 2016 and $4.0 million in the years thereafter until 2018. See Note 21, Stock-based compensation AND WARRANTS, to the consolidated financial statements in Item 8 for further detail regarding these restricted stock units.

Also contributing to the increase in general and administrative expenses was an increase in legal expense of $2.1 million, primarily associated with our refinancing activities as well as other matters, during the year ended December 31, 2015 compared to the prior year period.

We anticipate our general and administrative costs to decrease in 2016 as compared to 2015 primarily due to a decrease in our non-cash amortization related to the settlement of the restricted stock units during the year ended December 31, 2015, partially offset by an increase in expenses associated with being a publicly traded company. In developing the 2016 budget, the Company assumes that costs related to being a  publicly traded company and other future costs remain in-line with the Company’s historical experience and anticipated trends based on previously being a publicly traded company.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $1.5 million, or 3.2%, to $47.6 million for the year ended December 31, 2015 compared to $46.1 million for the prior year period. Amortization of drydocking costs increased $2.3 million while vessel depreciation decreased $0.8 million during the year ended December 31, 2015 compared to the prior year period. The increase in the amortization of drydocking costs, which was primarily due to additional drydocking costs incurred during fiscal 2015, was partially offset by the decrease in vessel depreciation due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015.

Loss on impairment of vessels held for sale.  During the year ended December 31, 2015, we recorded a loss of $0.5 million related to the sale of the Gener8 Consul to reflect the difference between the fair value (less selling expenses) of the disposed vessel and its recorded value. The transaction closed in the first quarter of 2016.

Loss on Disposal of Vessels and Vessel Equipment.  During the years ended December 31, 2015 and 2014, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.8 million and $8.7 million (including the loss on sale of vessel of $6.8 million), respectively.

Closing of Portugal Office.  We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in November 2014. Costs incurred associated with the closing of the Portugal office decreased by $4.6 million, or by 90.0%, to $0.5 million for the year ended December 31, 2015 compared to $5.1 million for the prior year period, as most of the severance costs were incurred in the prior year period. We closed the Portugal office during the fourth quarter of 2015.

Interest Expense, net.  Interest expense, net decreased by $13.9 million, or 46.5%, to $16.0 million for the year ended December 31, 2015 compared to $29.8 million for the prior year period. This decrease was primarily attributable to an increase in the capitalization of interest expense associated with vessel construction of $26.0 million, or by 292.6%, to $35.0 million for the year ended December 31, 2015 compared to $9.0 million for the prior year period, as a result of our acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. For the year ended December 31, 2015, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings under construction and for the prior year period, we capitalized interest for the 2014 acquired VLCC newbuildings. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels. The decrease in interest expense was partially offset by an increase in our weighted average debt balance (excluding the impact of debt financing costs) of $57.9 million, or 7.7%, to $805.7 million for the year ended December 31, 2015 compared to $747.8 million for the prior year period, primarily as a result of the incurrence of additional debt related to the delivery of our newbuilding vessels during fiscal 2015, and the accrual of payment-in-kind interest on our senior notes.

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

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Voyage revenues.  Voyage revenues increased by $35.7 million, or 10.0%, to $392.4 million for the year ended December 31, 2014 compared to $356.7 million for the prior year. The increase was primarily attributable to the increase in spot market revenues by $41.0 million, or 12.1%, to $381.5 million for the year ended December 31, 2014 compared to $340.4 million for the prior year, which was primarily driven by increased spot charter rates during the year.

Our time charter voyage revenues decreased by $5.3 million, or 32.7%, to $10.9 million for the year ended December 31, 2014 compared to $16.2 million for the prior year. The decrease in time charter revenue was primarily due to the decrease in time charter days by 719 days, or 56.7%, to 550 days for the year ended December 31, 2014 compared to 1,269 days for the prior year, as we put more vessels into the spot market. Partially offsetting the effect of the decrease in time charter days, our time charter TCE rate increased by $6,821, or 55.4%, to $19,126 for the year ended December 31, 2014 compared to $12,305 for the prior year, due to our vessels being on higher rate time charters for the year ended December 31, 2014 compared to the prior year.

Partially offsetting this increase in voyage revenues was a decrease in our total operating days for fleet of 977 days, or 10.0%, to 8,801 days for the year ended December 31, 2014 compared to 9,778 days for the prior year, attributable to the decrease in both our fleet size and fleet utilization during the period. The average size of our fleet decreased by 2.1 vessels, or 7.6%, to 25.7 vessels (4.1 Aframax, 11.6 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the year ended December 31, 2014 compared to 27.8 vessels (5.8 Aframax, 12.0 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year. The decrease in our fleet size reflects the sale of two Aframax vessels in October 2013 and February 2014, respectively, and one Suezmax vessel in July 2014. Our fleet utilization decreased by 2.7%, to 93.8% for the year ended December 31, 2014 compared to 96.4% for the prior year, primarily due to more off‑hire days for regularly scheduled drydocks and vessel management transition during the year ended December 31, 2014 compared to the prior year. The transition of vessel management occurred in connection with the closure of our Portugal office described below under “—Closing of Portugal Office” and contributed to the increase in off‑hire days due to the need to bring new crew members on board certain vessels and to complete required documentation and procedures. The number and length of our regularly scheduled drydockings are often not consistent from period to period, and are dependent upon scheduling, ages of vessels being drydocked and the amount of work necessary based on the condition of the vessels at the time of drydock. See “—Liquidity and Capital Resources—Capital Expenditures and Drydocking” for information on the frequency of regularly scheduled drydockings and anticipated future drydocking days and costs.

Voyage expenses.  Voyage expenses decreased by $20.1 million, or 7.7%, to $239.9 million for the year ended December 31, 2014 compared to $260.0 million for the prior year. The decrease in the voyage expenses was primarily due to the decrease in spot market days, fuel costs per spot market day and port costs per spot market day for the year ended December 31, 2014 as compared to the prior year. Spot market days decreased by 258 days, or 3.0%, to 8,251 days for the year ended December 31, 2014 compared to 8,509 days for the prior year. The decrease in spot market days was primarily attributable to the decrease in both our fleet size and fleet utilization discussed above. Fuel costs, which represent the largest component of voyage expenses, decreased by $11.7 million, or 6.0%, to $183.7 million for the year ended December 31, 2014 compared to $195.4 million for the prior year. This decrease in fuel costs was primarily attributable to the decrease in spot market days discussed above and the decrease in the fuel costs per spot market day of $700, or 3.0%, to $22,262 for the year ended December 31, 2014 compared to $22,962 for the prior year. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during the year ended December 31, 2014 compared to the prior year. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $10.6 million, or 20.6%, to $40.7 million for the year ended December 31, 2014 compared to $51.3 million for the prior year. The decrease in port costs was primarily due to a decrease in port costs per spot market day by $1,089, or 18.1%, to $4,935 for the year ended December 31, 2014 compared to $6,024 for the prior year. The decrease in port costs per spot market day was primarily the result of the differences in the ports visited in the year ended December 31, 2014 as compared to the prior year. Also contributing to the decrease in port costs was the decrease in spot market days discussed above.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $55.8 million, or 57.7%, to $152.5 million for the year ended December 31, 2014 compared to $96.7 million for the prior year. The increase in net voyage revenues was primarily attributable to higher spot charter and time charter TCE rates, primarily resulting from a higher charter rate environment, earned during the year ended December 31, 2014 compared to the prior year. Our average TCE rate increased by $7,439, or 75.2%, to $17,328 for the year ended December 31, 2014 compared to $9,889 for the prior year. Our spot market TCE rate increased by $7,679, or 80.6%, to $17,208 for the year ended December 31, 2014 compared to $9,529 for the prior year; while our time charter TCE rate increased by $6,821, or 55.4%, to $19,126 for the year ended December 31, 2014 compared to $12,305 for the prior year. (We had only one vessel engaged in time charter voyages as of December 31, 2014 and 2013). This increase in net voyage revenues was partially offset by the 10.0% decrease in our total operating days for fleet discussed above.

The following is additional data pertaining to net voyage revenues:

	Years Ended December 31,		Increase	%
	2014	2013	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$4,463	$(4,463)	(100.0)%
Suezmax	10,528	9,629	899	9.3
Aframax	—	—	—	n/a
Panamax	—	312	(312)	(100.0)
Handymax	—	1,204	(1,204)	(100.0)
Total	10,528	15,608	(5,080)	(32.5)
Spot charter:
VLCC	43,227	21,275	21,952	103.2
Suezmax	57,154	36,655	20,499	55.9
Aframax	28,291	18,136	10,155	56.0
Panamax	9,798	3,706	6,092	164.4
Handymax	3,505	1,307	2,198	168.2
Total	141,975	81,079	60,896	75.1
Total Net Voyage Revenue	$152,503	$96,687	$55,816	57.7
Vessel operating days:
Time charter:
VLCC	—	557	(557)	(100.0)
Suezmax	550	555	(5)	(0.9)
Aframax	—	—	—	n/a
Panamax	—	34	(34)	(100.0)
Handymax	—	123	(123)	(100.0)
Total	550	1,269	(719)	(56.7)
Spot charter:
VLCC	2,505	1,956	549	28.1
Suezmax	3,393	3,720	(327)	(8.8)
Aframax	1,441	1,895	(454)	(24.0)
Panamax	569	696	(127)	(18.2)
Handymax	343	242	101	41.7
Total	8,251	8,509	(258)	(3.0)
Total Operating Days for Fleet	8,801	9,778	(977)	(10.0)
Total Calendar Days for Fleet	9,379	10,145	(766)	(7.6)
Fleet Utilization	93.8%	96.4%	(2.6)%	(2.7)
Average Number Of Vessels	25.7	27.8	(2.1)	(7.6)
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$8,013	$(8,013)	(100.0)
Suezmax	19,126	17,368	1,758	10.1
Aframax	—	—	—	n/a
Panamax	—	9,170	(9,170)	(100.0)
Handymax	—	9,791	(9,791)	(100.0)
Combined	19,126	12,305	6,821	55.4
Spot charter:
VLCC	17,255	10,879	6,376	58.6
Suezmax	16,843	9,853	6,990	70.9
Aframax	19,634	9,569	10,065	105.2
Panamax	17,235	5,325	11,910	223.7
Handymax	10,231	5,401	4,830	89.4
Combined	17,208	9,529	7,679	80.6
Fleet TCE	$17,328	$9,889	$7,439	75.2

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs decreased by $6.1 million, or 6.7%, to $84.2 million for the year ended December 31, 2014 compared to $90.3 million for the prior year. This decrease in direct vessel operating expenses primarily related to the decrease in the size of our fleet discussed above for the year ended December 31, 2014 compared to the prior year. On a daily basis, direct vessel operating expenses per vessel increased by $77, or 0.9%, to $8,978 for the year ended December 31, 2014 compared to $8,901 for the prior year.

General and Administrative Expenses.  General and administrative expenses increased by $0.6 million, or 2.8%, to $22.4 million for the year ended December 31, 2014 compared to $21.8 million for the prior year. The primary factors contributing to this increase were an increase in legal fees of $1.2 million and an increase in employee compensation of $1.3 million for the year ended December 31, 2014 as compared to the prior year. The increase in employee compensation was primarily the result of the accrual of a 2014 bonus of $1.0 million to our Chairman, Peter C. Georgiopoulos, in 2014. Mr. Georgiopoulos did not receive a bonus in 2013. The increase in general and administrative expenses was partially offset by a decrease of $1.0 million in the Portugal office’s expenses during the year ended December 31, 2014 as compared to the prior year as a result of its winding‑down.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $0.2 million, or 0.5%, to $46.1 million for the year ended December 31, 2014 compared to $45.9 million for the prior year. Vessel depreciation decreased $1.7 million while amortization of drydocking costs increased $1.7 million during the year ended December 31, 2014 compared to the prior year. The decrease in vessel depreciation was primarily due to the decrease in the average size of our fleet discussed above for the year ended December 31, 2014 compared to the prior year. The increase in the amortization of drydocking costs was primarily due to additional drydocking costs incurred during the year ended December 31, 2014. See “—Liquidity and Capital Resources—Capital Expenditures and Drydocking” below for a discussion of these drydocking costs.

Goodwill Write‑off for Sales of Vessels.  Goodwill associated with one Suezmax vessel of $1.2 million and two Aframax vessels of $1.1 million was written off during the years ended December 31, 2014 and 2013, respectively, as a result of the sales of these vessels.

Loss on Goodwill Impairment.  During the year ended December 31, 2014, we recorded $2.1 million of goodwill impairment as a result of our annual assessment.

Loss on Disposal of Vessels and Vessel Equipment.  During the year ended December 31, 2014 and 2013, we incurred losses associated with the disposal of vessels and certain vessel equipment of $8.7 million (including the loss on sale of a Suezmax vessel of $6.3 million and an Aframax vessel of $0.4 million) and $2.5 million (including the loss on sale of an Aframax vessel of $1.1 million), respectively.

Loss on Impairment of Vessel.  During the year ended December 31, 2013, we recorded a loss on impairment of a vessel of $2.0 million, which included writing such vessel down to its fair value. The vessel was classified as held for sale in December 2013 and sold in February 2014. During the year ended December 31, 2014, we did not record any loss on impairment of vessels.

Closing of Portugal Office.  We announced the closing of our Portugal office in April 2014 and commenced the change of management of the vessels managed by the Portugal office in May 2014. For the year ended December 31, 2014, costs incurred associated with the closing of the Portugal office amounted to $5.1 million (primarily related to severance costs of $4.4 million) and are included in Closing of Portugal office on the consolidated statement of operations.

Net Interest Expense.  Net interest expense decreased by $4.8 million, or 13.9%, to $29.8 million for the year ended December 31, 2014 compared to $34.6 million for the prior year. The decrease was primarily due to the capitalization in 2014 of $9.0 million of interest expense associated with vessel construction as compared to the prior year when there was no vessel construction and thus no capitalization of interest expense. Also contributing to the decrease in our net interest expense was a decrease in our weighted average debt balance by $27.3 million, or 3.5%, to $747.8 million for the year ended December 31, 2014 compared to $775.1 million for the prior year primarily as a result of our repayment of $86.4 million under our $508M credit facility and $32.2 million under our $273M credit facility during the period from October 1, 2013 to December 31, 2014. Such decreases were partially offset by the increase in the weighted average interest rate applicable to our debt during the year ended December 31, 2014 as a result of the issuance of our senior notes in March 2014. Our senior notes currently accrue payment‑in‑kind interest at the rate of 11.0% per annum which is significantly higher than the rates applicable to our senior secured credit facilities which bear interest at LIBOR plus a margin of 4% per annum.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds; Cash Management

Since 2012, our principal sources of funds have been cash flow from operations, equity financings, issuance of long‑term debt, long‑term bank borrowings and sales of our older vessels. Our principal uses of funds have been capital expenditures for vessel acquisitions and construction, maintenance of the quality of our vessels, compliance with international shipping standards and environmental laws and regulations, funding working capital requirements and repayments on outstanding indebtedness. Our practice has been to acquire vessels or newbuilding contracts using a combination of available cash, issuances of equity securities, bank debt secured by mortgages on our vessels and long‑term debt securities.

We expect to use borrowings under the Korean Export Credit Facility, the Sinosure Credit Facility and under the Chinese Export Credit Facility we intend to enter into, in addition to our operating cash flows and proceeds from past equity offerings to fund the amounts owed on our existing newbuilding commitments.

While we expect to utilize the Korean Export Credit Facility and the Sinosure Credit Facility as well as the Chinese Export Credit Facility we intend to enter into to fund a significant portion of our existing VLCC newbuildings, we do not currently have debt or other financing committed to fund the entirety of our existing VLCC newbuildings and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Our entry into the Chinese Export Credit Facility as well as our ability to borrow thereunder will be subject to definitive documentation and customary closing conditions. Further, our ability to borrow any further amounts under the Korean Export Credit Facility and Sinosure Credit Facility is subject to various conditions. Accordingly, there is no assurance that the Chinese Export Credit Facility will be procured on terms favorable to us, or at all, or that we will be able to borrow sufficient funds thereunder or under the Korean Export Credit Facility and Sinosure Credit Facility. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments.

We believe that our current cash balance as well as operating cash flows and future borrowings under our 2015 credit facilities (as well as the Chinese Export Credit Facility which we intend to enter into) will be sufficient to meet our liquidity needs for the next year. See Note 15, Long-term debt, to the consolidated financial statements in Item 8 for more information relating to the shipbuilding contracts for the VLCC newbuildings.

Our business is capital intensive and our future success will depend on our ability to maintain a high‑quality fleet through the acquisition of newer vessels and the selective sale of older vessels. These acquisitions will be principally subject to management’s expectation of future market conditions as well as our ability to acquire vessels on favorable terms. In the future, we may engage in additional debt or equity financing transactions to fund such acquisitions or raise funds for other corporate purposes. However, there is no assurance that we will be able to obtain any such financing on terms acceptable to us, or at all.

Recent Equity Issuances

During the period from May 18, 2012 through December 11, 2013, we issued 1,269,625 shares of Common Stock for aggregate gross proceeds of approximately $30.0 million and in satisfaction of approximately $5.9 million of liabilities. During this period, we also issued 10,146 shares of Series A Preferred Stock for aggregate gross proceeds of approximately $10.2 million. On December 11, 2013, we reclassified our existing Common Stock into Class A Common Stock. During the period from December 12, 2013 through May 6, 2015 we issued 21,391,530 shares of Class B Common Stock for aggregate gross proceeds of approximately $395.7 million. Additionally, during this period all 10,146 shares of Series A Preferred Stock were converted into 611,468 shares of Class B Common Stock.

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation. Additionally, pursuant to the terms of the 2015 merger, each former shareholder of Navig8 Crude that is determined by us to be permitted to receive our common stock pursuant to the Securities Act is entitled to merger consideration of 0.8947 shares of our common stock for each share of Navig8 Crude. Former shareholders of Navig8 Crude that are not determined by us to be permitted to receive our common stock pursuant to the Securities Act (e.g., shareholders that are not “accredited investors,” as defined in Regulation D promulgated under the Securities Act) are entitled to cash consideration. At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of our common stock as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration.

In connection with the 2015 merger agreement, until 24 months following the anniversary of the closing of the 2015 merger, we are required, subject to a maximum amount of $75 million and a deductible of $5 million, to indemnify and defend General Maritime’s or Navig8 Crude’s shareholders, in each case immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss and may result in dilution to certain shareholders.

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

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which, together with the July 17, 2015 exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares, resulted in gross proceeds of $236.4 million. After underwriting commissions and other expenses, we received net proceeds of approximately $214.4 million.

Debt Financings

Former Senior Secured Credit Facilities. Pursuant to the Chapter 11 plan, a prepetition revolving credit facility entered into by our wholly‑owned subsidiary, Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to in this report as “Gener8 Maritime Sub II,” and a syndicate of commercial lenders was amended and restated on the effective date. Pursuant to the amended and restated credit facility, which we refer to as the “$508M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into tranche A term loans and the termination value of a related interest rate swap, together with interest thereon, was exchanged for tranche B term loans under the $508M credit facility. The $508M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $509.0 million.

Pursuant to the Chapter 11 plan, a prepetition term loan and revolving facility entered into by our wholly‑owned subsidiary, Gener8 Maritime Subsidiary IV Corporation (formerly known as General Maritime Subsidiary II Corporation and referred to in this report as “Gener8 Maritime Sub IV,” and a syndicate of commercial lenders was amended and restated on the effective date. Pursuant to the amended and restated credit facility, which we refer to as the “$273M credit facility,” and after giving effect to a partial paydown of outstanding obligations under the credit facility provided for by the Chapter 11 plan, our outstanding revolving loans under the credit facility were converted into term loans and our outstanding term loans under the credit facility continued as term loans under the $273M credit facility. The $273M credit facility, upon our emergence from Chapter 11, provided for term loans in the aggregate amount of $273.8 million. We refer to the $508M credit facility and the $273M credit facility as our “former senior secured credit facilities.” We refinanced the former senior secured credit facilities in September 2015. The former senior secured credit facilities bore interest at a rate per annum based on LIBOR plus a margin of 4% per annum. See “—Refinancing Facility” below.

Refinancing Facility.    On September 3, 2015, we entered into a term loan facility, which we refer to as the “refinancing facility,” dated as of September 3, 2015, by and among Gener8 Maritime Sub II, Gener8 Maritime, Inc., as parent, the lenders party thereto, and Nordea Bank Finland, PLC, New York Branch as Facility Agent and Collateral Agent in order to refinance (i) the $508M credit facility and (ii) the $273M Credit Facility. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. As of December 31, 2015, $552.0 million was outstanding under the refinancing facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 25 vessel-owning subsidiaries it owns, which we refer to as the “Gener8 Maritime Sub II vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub II vessel owning subsidiaries of substantially all their assets, and is guaranteed by Gener8 Maritime, Inc. and the Gener8 Maritime Sub II vessel owning subsidiaries. In addition, the refinancing facility is secured by a pledge of certain of our and Gener8 Maritime Sub II vessel owning subsidiaries’ respective bank accounts. As of December 31, 2015, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels, 2 Panamax vessels and 1 Handymax vessel.

Gener8 Maritime Sub II is obligated to repay the refinancing facility in 20 consecutive quarterly installments, commencing on December 31, 2015. Gener8 Maritime Sub II is also required to prepay the refinancing facility upon the occurrence of certain events, such as a sale of vessels held as collateral or total loss of a vessel.

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

The refinancing facility includes customary events of default and remedies for credit facilities of this nature, including an event of default if a change of control occurs. In addition to other customary events that would constitute a change of control, a change of control under the refinancing facility would occur if a change of control, as defined in any indebtedness in excess of an aggregate principal amount of $20.0 million, occurs and such indebtedness becomes due and payable prior to its stated maturity date as a result of such change of control. If we do not comply with our financial and other covenants under the refinancing facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the refinancing facility.

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

At or around the time of delivery of each VLCC newbuilding specified in the Korean Export Credit Facility, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. We refer to such loan described under the caption “Korean Export Credit Facility” as a “vessel loan.” Each vessel loan will be allocated pro rata to each lender of the commercial tranche, KEXIM guaranteed tranche, KEXIM funded tranche and K-Sure tranche based on their commitment, other than the vessel loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which will be fully funded by the lenders of the Commercial Tranche. Our ability to utilize these funds is subject to the actual delivery of the vessel. As of December 31, 2015, Gener8 Maritime Sub VIII borrowed approximately $185.4 million to fund the delivery of three vessels. Between January 1, 2016 and March 15, 2016, Gener8 Maritime Sub VIII borrowed an additional approximately $121.6 million to fund the delivery of 2 vessels.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 15 wholly-owned subsidiaries owning or intended to own vessels or newbuildings, which we refer to as the Gener8 Maritime Sub VIII vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub VIII vessel owning subsidiaries of substantially all their assets, and is guaranteed by us, Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII vessel owning subsidiaries. In addition, the Korean Export Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Sub VIII vessel owning subsidiaries’ respective bank accounts. As of December 31, 2015, the Gener8 Maritime Sub VIII vessel owning subsidiaries were party to shipbuilding contracts with Korean shipyards for the construction and delivery of five VLCC newbuildings and party to ship delivery agreements with Gener8 Maritime Subsidiary Inc. (our wholly-owned subsidiary and the party to eight additional shipbuilding contracts with Korean shipyards) for the delivery of eight additional VLCCs newbuildings. We intend to novate two additional shipbuilding contracts that are held by direct wholly-owned subsidiaries of Gener8 Maritime Sub V to the Gener8 Maritime Sub VIII vessel owning subsidiaries.

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

Sinosure Credit Facility. On December 1, 2015, we entered into a term loan facility, dated as of November 30, 2015, which we refer to as the “Sinosure Credit Facility,” by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc., as borrower, referred to in this report as “Gener8 Maritime Subsidiary VII”; Gener8 Maritime, Inc., as the parent guarantor; the borrower’s four wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A., as bookrunner; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as facility agent and security agent; The Export-Import Bank of China; the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings we own which are being built at Chinese shipyards and to refinance the $60.2 million outstanding under the Citibank facility. On December 28, 2015, we entered into a Supplemental Agreement to the Sinosure Facility to clarify certain financial covenant definitions and made other technical and conforming changes thereto. The Sinosure Credit Facility provides for term loans up to the aggregate approximate amount of $259.6 million. As of December 31, 2015, Gener8 Maritime Subsidiary VII borrowed approximately $62.9 million to fund the delivery of one vessel. Between January 1, 2016 and March 15, 2016, Gener8 Maritime Subsidiary VII borrowed an additional $62.6 million to fund the delivery of 1  vessel.

At or around the time of delivery of each of the three VLCC newbuildings, a loan in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding will be available to be drawn under the Sinosure Credit Facility, each such loan referred to as a “delivery loan”. Additionally, we drew upon the Sinosure Credit Facility in order to refinance the Citibank Facility (as defined below), such loan referred to as the “refinancing loan”. We refer to each delivery loan and refinancing loan described under the caption “Sinosure Credit Facility” as a “vessel loan.” Each vessel loan will be allocated pro rata to each lender based on its commitments. Our ability to utilize funds obtained from a delivery loan is subject to the actual delivery of the vessel. Each vessel loan will mature on the date falling 144 months from the date of borrowing of that vessel loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Sinosure Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Subsidiary VII, a pledge by Gener8 Maritime Subsidiary VII of its interests in its four wholly-owned subsidiaries owning or intended to own vessels or newbuildings (the “Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by us and the Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries. In addition, the Sinosure Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries’ respective bank accounts.

Gener8 Maritime Subsidiary VII is obligated to repay each vessel loan in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable vessel loan), each in an amount equal to 1 2/3% of such vessel loan, on each of March 21, June 21, September 21 and December 21 until its maturity date. On the maturity date, Gener8 Maritime Subsidiary VII is obligated to repay the remaining amount that is outstanding under each vessel loan. Gener8 Maritime Subsidiary VII is also required to prepay vessel loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control.

A change of control will occur under the Sinosure Credit Facility if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our Board. For example, since Mr. Brocklesby is not currently a member of the Board, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control, The Export-Import Bank of China along with one other lender could elect to declare all amounts due under the vessel loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. This election may be made at any time following the occurrence of a change of control.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the refinancing facility.

We refer to the Sinosure Credit Facility and Korean Export Credit Facility collectively as our “2015 credit facilities.”

Citibank Facility.    On October 21, 2015, we entered into a term loan facility, which we refer to as the “Citibank Facility,” dated as of October 21, 2015, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VII; Gener8 Maritime, Inc. as parent; the lenders party thereto; and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent in order to fund a portion of the remaining installment payments due under the shipbuilding contract for the Gener8 Strength, which was delivered on October 29, 2015. The Citibank Facility provided for term loans up to the aggregate approximate amount of $60.2 million, which were drawn on October 23, 2015. On December 30, 2015, we fully repaid the $60.6 million outstanding under the Citibank Facility (including interest). As a result, the Citibank Facility is no longer outstanding and all liens on the Gener8 Strength thereunder were released.

Senior Notes.  On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this Annual Report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement with affiliates of BlueMountain Capital Management, LLC which we refer to as the “note purchasers.” Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the note purchasers for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note. A noteholder may, at any time, request that all of the principal amount owing to such noteholder be evidenced by senior notes. If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The senior notes, which are unsecured, are guaranteed by Gener8 Maritime Sub V and its subsidiaries. The Note and Guarantee Agreement provides that all proceeds of the senior notes shall be used to pay transaction costs and expenses and the remaining consideration payable in connection with the shipbuilding contracts for the 2014 acquired VLCC newbuildings or the “2014 acquired VLCC shipbuilding contracts.” See Note 15, Long-term debt, to the consolidated financial statements in Item 8 for further information regarding our 2014 acquired VLCC newbuildings.

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

The Note and Guarantee Agreement includes customary events of default and remedies for facilities of this nature. If we do not comply with various covenants under the Note and Guarantee Agreement, the note purchasers may, subject to various customary cure rights, declare the unpaid principal amounts of the senior notes plus any accrued and unpaid interest and any make‑whole amounts, as applicable, immediately due and payable.

We have the option to redeem up to 35.0% of the principal amount of the senior notes with the proceeds of an equity offering at a redemption price of 110.5% in principal amount, subject to certain terms and conditions set forth in the Note and Guaranty Agreement. Additionally, we have the option to prepay the senior notes at any time. However, if they are paid prior to May 13, 2016 (other than with the proceeds of an equity offering as described above) we will be obligated to pay a make‑whole premium provided for in the Note and Guarantee Agreement. If we redeem the notes during periods from May 13, 2016 to May 12, 2017, from May 13, 2017 to May 12, 2018 and from May 13, 2018 to May 12, 2019 we will be obligated to pay redemption premiums of 9.0%, 6.0% and 3.0% respectively.

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

On January 26, 2015, we entered into an amendment and waiver, by and among the parties to the Note and Guarantee Agreement, which, along with other technical and conforming amendments, removed the requirement that we issue additional senior notes evidencing the payment of payment‑in‑kind interest resulting from the automatic addition of the amount of such interest to the principal amount of outstanding senior notes. On April 30, 2015, we entered into an amendment, by and among the parties to the Note and Guarantee Agreement, which amended the change of control provision to permit the transactions contemplated by the 2015 merger agreement. On September 8, 2015, we entered into an amendment to the Note and Guarantee Agreement, dated as of September 8, 2015, by and among the parties to the Note and Guarantee Agreement, which released the existing guarantors (other than Gener8 Maritime Sub V) from their obligations to guaranty the indebtedness under the Note and Guarantee Agreement and permitted the incurrence of indebtedness and granting of liens under the Korean Export Credit Facility and the refinancing facility.

On October 21, 2015, we entered into an amendment to the Note and Guarantee Agreement, dated as of October 21, 2015, by and among the parties to the Note and Guarantee Agreement, which allowed us to enter into the Citibank Facility.

On December 2, 2015, we entered into an amendment to the Note and Guarantee Agreement, dated as of December 2, 2015, by and among the parties to the Note and Guarantee Agreement. This amendment permits us to repurchase outstanding equity interests held by employees, former employees, directors and former directors (i) pursuant to certain stock option grant agreements and equity incentive plans and (ii) in an amount equal to the value of any withholding taxes in connection with the vesting of equity interests granted to employees, former employees, directors or former directors.

On February 17, 2016, we entered into an amendment to the Note and Guarantee Agreement, dated as of February 17, 2016, by and among the parties to the Note and Guarantee Agreement.  This amendment permits us to enter into an agreement to sell, lease or otherwise dispose of (collectively, a “Disposition”) any of its vessels without first obtaining consent from the note purchasers so long as immediately after such Disposition, Gener8 Maritime Sub V and its subsidiaries continue to own at least five of the 2014 acquired VLCC shipbuilding contracts and/or vessels resulting therefrom.  Under this amendment, we must also provide the note purchasers prompt notice after such Disposition.

As of December 31, 2015, the unamortized discount on the senior notes was $5.7 million, which we amortize as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $15.9 million (including $0.6 million amortization of the discount) and $9.6 million (including $0.3 million amortization of the discount) during the years ended December 31, 2015 and 2014, respectively.

We refer to the refinancing facility, the Korean Export Credit Facility, the Sinosure Credit Facility and the senior notes collectively as our “current debt facilities.”

Chinese Export Credit Facility.  We are seeking to enter into a new credit facility, which we refer to as the “Chinese Export Credit Facility,” to fund a significant portion of the remaining installment payments due under the shipbuilding contracts for two of our VLCC newbuildings being built at Chinese shipyards. In connection therewith we have received a non-binding letter of intent from China Export & Credit Insurance Corporation, which we refer to as the “Sinosure Letter of Intent.” Pursuant to the Sinosure Letter of Intent, the Chinese Export & Credit Insurance Corporation expressed interest in providing export credit insurance support for a portion of the Chinese Export Credit Facility. We expect that under the definitive documentation for the Chinese Export Credit Facility, at or around the time of delivery of each of our 2 VLCC newbuildings, an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding; (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding will be available to be drawn under the Chinese Export Credit Facility.

We expect the Chinese Export Credit Facility to contain terms and conditions substantially similar to those in the Sinosure Credit Facility.

The Sinosure Letter of Intent is non-binding and the Chinese Export Credit Facility will be subject to definitive documentation and customary closing conditions and may require the consent of our existing lenders; accordingly, there is no assurance that the Chinese Export Credit Facility will be procured on terms favorable to us, including the amount available to be borrowed, described above, or at all. In the event that we are unable to enter into or borrow under the Chinese Export Credit Facility, our ability to fund amounts owed on our newbuilding commitments will be materially adversely affected.

Novation of 2014 Acquired Shipbuilding Contracts and Replacement of Associated Guarantees

In September 2015 and January 2016, a total of seven of our newly formed wholly-owned subsidiaries entered into novation agreements providing for the novation of the shipbuilding contracts for the 2014 acquired VLCC newbuildings from seven other wholly-owned subsidiaries to those new subsidiaries. In connection with the entry into the shipbuilding contracts for the 2014 VLCC newbuildings, Scorpio agreed to guarantee the payment obligations arising under such contracts. In connection with the novations, the Scorpio guarantees in respect of such shipbuilding contracts were released and discharged and replaced with new guarantees. All 5 of the 2014 acquired VLCC newbuildings being constructed by Daewoo Shipbuilding & Marine Engineering Co., Ltd. have been delivered to us, and the guarantees for these vessels are no longer in effect. As of March 15, 2016, pursuant to the new guarantees, we have guaranteed the payment obligations arising under two shipbuilding contracts with Hyundai Samho Heavy Industries Co., Ltd. See Note 10, Vessels under construction, to the consolidated financial statements in Item 8 for more information regarding these novations and the replacement of associated guarantees.

Dividend Policy

We have not declared or paid any dividends since the fourth quarter of 2010. In order to pay dividends, we will be required to satisfy certain financial and other requirements under our debt instruments.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, we will evaluate the option to adopt a policy to pay cash dividends in 2016. However, any future dividend policy is subject to the discretion of our board of directors, or the “Board,” and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render us insolvent.

Cash and Working Capital

Our cash and cash equivalents increased by $10.2 million to $157.5 million as of December 31, 2015 from $147.3 million as of December 31, 2014. This increase was primarily due to the proceeds, net of underwriters’ commission and issuance costs paid during fiscal 2015 from the issuance of common stock upon the IPO of $214.4 million. This increase in cash and cash equivalents was also attributable to net borrowings of $83.1 million and the net cash provided by operating activities during the year ended December 31, 2015 of $155.9 million as well as the cash balance at Gener8 Maritime Subsidiary Inc. acquired upon consummation of the 2015 merger in May 2015 of $28.9 million. The increase in cash and cash equivalents was partially offset by the payments in respect of the VLCC newbuildings of $410.0 million (including capitalized interest), the payments of professional fees for the 2015 merger of $10.3 million and the 2015 merger cash consideration deposit of $1.2 million during the year ended December 31, 2015.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital decreased by $188.4 million to $(10.5) million as of December 31, 2015 from $177.9 million as of December 31, 2014. The primary factors contributing to this decrease were an increase in the current portion of long‑term debt to $135.4 million and an increase in accounts payable and accrued expenses of $80.5 million. No long‑term debt was due within one year as of December 31, 2014. The increase in accrued expenses was primarily due to $106.0 million of accrued milestones and supervision payments as of December 31, 2015 related to newbuildings of VLCC’s, partially offset by a decrease in accounts payable of $29.6 million to $4.1 million, as voyage expenses such as bunkers and port costs are being incurred by the pools during 2015, as of December 31, 2015 as compared to $33.4 million as of December 31, 2014. Additionally, as of December 31, 2015, we classified $17.0 million as assets held for sale for the sale of Gener8 Consul, which also partially offset the decrease in working capital.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $155.9 million for the year ended December 31, 2015 which resulted from a net income of $129.6 million, plus non-cash charges to operations of $82.0 million, and offset by a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $55.7 million, including a decrease in due from charterers and a decrease in accounts payable and other current liabilities.

Net cash used in operating activities was $11.8 million for the year ended December 31, 2014 which resulted from a net loss of $47.1 million and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $34.2 million, offset by non-cash charges to operations of $69.5 million during the year. The change in various assets and liabilities balances consisted primarily of the decrease in accounts payable and accrued expenses of $26.7 million discussed above.

Net cash used in operating activities was $40.5 million for the year ended December 31, 2013 which resulted from a net loss of $101.1 million, offset by non-cash charges to operations of $53.1 million and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $7.5 million.

Cash Flows from Investing Activities.  Net cash used in investing activities was $398.9 million for the year ended December 31, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $410.0 million, payment of professional fees for the 2015 merger of $10.3 million and the 2015 merger cash consideration of $1.2 million (see “—Related Party Transactions—2015 Merger Related Transactions—2015 Merger Agreement” for further information), partially offset by the cash balance acquired upon the consummation of the 2015 merger in May 2015 of $28.9 million.

Net cash used in investing activities was $238.0 million for the year ended December 31, 2014, which consisted primarily of $255.2 million of capital spending on the 2014 acquired VLCC newbuildings and $5.5 million of capital spending on vessel improvements and other fixed assets, partially offset by net proceeds from the sales of an Aframax vessel and a Suezmax vessel of $22.7 million.

Net cash provided by investing activities was $4.3 million for the year ended December 31, 2013, which primarily consisted of net proceeds from the sale of an Aframax vessel of $7.5 million, partially offset by capital spending on vessel improvements and other fixed assets of $3.2 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $252.9 million for the year ended December 31, 2015, which primarily consisted of proceeds, net of underwriters’ commission and other issuance costs, from the IPO of $214.4 million and net borrowing of $83.1 million, partially offset by deferred financing costs of $44.7 million related to the Refinancing Facility and the Korean Export Credit Facility.

Net cash provided by financing activities was $299.4 million for the year ended December 31, 2014, which primarily consisted of net proceeds from issuance of Class B common stock of $196.1 million and borrowings under senior notes of $125.0 million, partially offset by the repayment of $21.4 million of outstanding borrowings under our $508M credit facility using the proceeds from the sales of an Aframax vessel and a Suezmax vessel.

Net cash provided by financing activities was $104.9 million for the year ended December 31, 2013, which primarily consisted of net proceeds from issuance of Class B common stock and preferred stock of $203.9 million, partially offset by the repayment of outstanding borrowings under our former senior secured credit facilities of $97.3 million.

Capital Expenditures and Drydocking

Drydocking.  We incur expenditures to fund our drydock program of regularly scheduled in‑water surveys or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Vessels which are younger than 15 years are required to undergo in‑water surveys approximately 2.5 years after a drydock and that vessels are to be drydocked approximately every five years, while vessels 15 years or older are to be drydocked approximately every 2.5 years in which case the additional drydocks take the place of these in‑water surveys.

During the years ended December 31, 2015 and 2014, we incurred $9.3 million and $12.8 million, respectively, of drydock related costs. We estimate that the expenditures to complete drydocks during 2016 will aggregate approximately $10.4 million, and that such vessels will be off-hire for approximately 124 days in 2016 to effect these drydocks.

For the year ending December 31, 2016, we anticipate that we will incur costs associated with in‑water intermediate surveys on two vessels, and these vessels will be off‑hire for approximately 21 days in 2016 to effect these intermediate surveys. The expenditures to complete intermediate surveys will be recorded as direct vessel operating expenses as incurred.

Capital Improvements.  During the years ended December 31, 2015 and 2014, we capitalized $5.5 million, in each year, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2016, we have budgeted approximately $15.8 million (including $9.4 million for installation of a Ballast Water Management System, mentioned below) for such projects.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008. This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas. The emission program is intended to reduce air pollution from ships by establishing a new tier of performance‑based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air‑quality problems. Annex VI includes a global cap on the sulfur content of fuel oil, and provides for stringent controls of sulfur emissions in Emission Control Areas. By January 2012, fuel oil could contain no more than 3.50% sulfur; by January 2020, sulfur content cannot exceed 0.50%. All of our vessels currently comply with Marpol Annex VI emission standards by burning 0.1% low sulfur fuel in the main engine, auxiliary engines, and boilers, which has resulted in increased fuel cost when operating in the Emission Control Areas mentioned above. We currently receive additional compensation from charterers when using 0.1% low sulfur fuel. We may incur additional costs in the future depending on pricing and availability of low sulfur fuel, regulatory rule changes, or a change in the treatment of these costs by charterers, which may require modifications to the vessel or installation of scrubbers to continue to meet the required emission standards.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry‑docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2016 mentioned above includes $9.4 million for purchase of Ballast Water Management Systems equipment.

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the U.S. Environmental Protection Agency (“EPA”) to redraft the sections of the 2013 Vessel General Permit (“VGP”) that address ballast water. However, the Second Circuit stated that 2013 VGP will remains in effect until the EPA issues a new VGP. It presently remains unclear how the ballast water requirements set forth by the EPA, the United States Coast Guard, and International Maritime Organization’s Ballast Water Management Convention, some of which are in effect and some of which are pending, will co-exist.

We are currently evaluating the possible installation of energy saving devices when dry‑docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2016 mentioned above includes approximately $0.9 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the 2015 merger, we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven VLCC newbuildings from Scorpio Tankers, Inc. See discussion of the 2015 acquired VLCC newbuildings and 2014 acquired VLCC newbuildings under “—General” above. We sold one Aframax vessel in February 2014 and one Suezmax vessel in July 2014.

Other Commitments.  In 2004, we entered into a 15‑year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (i.e., October 1, 2020 through September 30, 2025). The monthly rental is as follows: $118,868 per month from October 1, 2010 to September 30, 2015; $128,011 per month from October 1, 2015 to September 30, 2020; and $181,759 per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $161,000, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. During the years ended December 31, 2015 and 2014, we recorded approximately $2.0 million and $1.8 million of expense associated with this lease, respectively.

The following is a tabular summary of our future contractual obligations as of December 31, 2015 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Refinancing facility	$551,950	$116,200	$105,306	$72,625	$72,625	$185,194	$—
Korean Export Credit Facility	185,389	14,975	14,975	14,975	14,975	22,594	102,895
Sinosure Credit Facility	62,888	4,193	4,193	4,193	4,193	4,193	41,923
Interest expenses, except for senior notes (1)	319,384	44,754	53,463	48,311	42,702	37,014	93,140
Senior notes	131,600	—	—	—	—	—	131,600
Interest expense of senior notes (1)	115,450	—	—	—	—	—	115,450
Shipbuilding contracts for the 2014 acquired VLCC newbuildings	289,098	289,098	—	—	—	—	—
Supervision agreements for the 2014 acquired VLCC newbuildings (2)	700	700	—	—	—	—	—
Shipbuilding contracts for the 2015 acquired VLCC newbuildings	803,039	707,209	95,830	—	—	—	—
Supervision Agreements for the 2015 acquired VLCC newbuildings (2)	4,250	3,750	500	—	—	—	—
Senior officer employment agreements (3)	11,375	2,275	2,275	2,275	2,275	2,275	—
Office Leases (4)	18,201	1,536	1,536	1,536	1,536	1,697	10,360
Corporate Administration Agreement (5)	1,278	1,095	183	—	—	—	—
Nave Quasar time charter (6)	1,769	1,769	—	—	—	—	—
Total commitments	$2,496,371	$1,187,554	$278,261	$143,915	$138,306	$252,967	$495,368

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable margin of 375 basis points. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable blended margin of 2.0872%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable margin of 2.00%.Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $25.2 million which has accrued as of December 31, 2015.

(2)

Refers to Project Consultation and Site Building Supervision Agreements entered into in May 2014 by each of the 2014 acquired VLCC newbuilding owning subsidiaries with Scorpio Ship Management S.A.M and the Navig8 supervision agreements described below under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Supervision Agreements.”

(3)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(5)

Assumes termination of the Corporate Administration Agreement upon delivery of the last 2015 acquired VLCC newbuilding in 2017. Amounts are estimates and may vary based on actual delivery. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Corporate Administration Agreement”.

(6)

Refers to the time charter dated January 15, 2014, as amended, described under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Nave Quasar Time Charter.”  The amounts set forth above exclude any amounts which may be due pursuant to our obligation to share 50% of net pool earnings received in respect of such vessel over $30,000 per day.

Off‑Balance‑Sheet Arrangements

As of December 31, 2015, other than as described above, we did not have any material off‑balance‑sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S‑K.

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

BASIS OF PRESENTATION—Our financial statements have been prepared on the accrual basis of accounting and presented in United States Dollars (“USD” or “$”) which is our functional currency. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to Generally Accepted Accounting Principal (“GAAP”) in the United States of America, is presented below.

Allowance for doubtful accounts—The Company provides a reserve for freight and demurrage revenues based upon historical collection trends. The Company provides a general reserve based on aging of receivables, in addition to specific reserves on certain long-aged or doubtful receivables.

PRIOR PERIOD RECLASSIFICATION— During the fourth quarter of 2015, we elected to adopt Accounting Standards Codification Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. Adoption of the ASU resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within our consolidated balance sheets.

The following table summarizes the change in presentation related to the adoption of ASU 2015-03:

	December 31, 2014	December 31, 2014
(dollars in thousands)	(As previously reported)	(After adoption)
NONCURRENT ASSETS:
Deferred financing costs, net	$1,805	$—

NONCURRENT LIABILITIES:
Long-term debt (1)	$790,835	$797,164
Less unamortized discount and debt financing costs	—	(8,134)
Long-term debt less unamortized discount and debt financing costs	$790,835	$789,030
(1) 2014 loan balance noted as previously reported was presented net of $6.3 million of discount on the Senior Notes.

PRINCIPLES OF CONSOLIDATION—The consolidated financial statements in Item 8 include the accounts of Gener8 Maritime, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition— Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

Spot Market Voyage Charters.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by the customer and us, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by us in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2015 and December 31, 2014, we had a reserve of approximately $5.8 million and $2.1 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. We believe that there may be unasserted claims relating to its time charters of $0.5 million and $1.5 million as of December 31, 2015 and December 31, 2014, respectively, for which we have reduced our amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

Charterhire Expense— Charterhire expense is the amount we pay the vessel owner for time chartered-in vessel. The amount is usually for a fixed period of time at charter rates that are generally fixed, but may contain a variable component based on inflation, interest rates, profit sharing, or current market rates. The vessel’s owner is responsible for crewing and other vessel operating costs. Charterhire expense is recognized ratably over the charterhire period.

VESSELS, NET—Vessels, net is stated at cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. Depreciation expense of vessel assets for the years ended December 31, 2015, 2014 and 2013 totaled $41.6 million, $42.4 million and $44.1 million, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

Effective January 1, 2015, we increased the estimated residual scrap value of the vessels from $265/LWT (light weight ton) to $325/LWT prospectively based on the 15‑year average scrap value of steel. The change in the estimated residual scrap value will result in a decrease in depreciation expense over the remaining lives of the vessel assets. During the year ended December 31, 2015, the effect of the increase in the estimated residual scrap value was to decrease depreciation expense and to increase net income by approximately $2.8 million, and to increase net income per basic and diluted common share by $0.05.

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $35.0 million and $9.0 million, respectively.

OTHER FIXED ASSETS, NET.  Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

REPLACEMENTS, RENEWALS AND BETTERMENTS.  We capitalize and depreciate the costs of significant replacements, renewals and betterments to its vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on management’s judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. Costs that are not capitalized are written off as a component of direct vessel operating expense during the period incurred.  Expenditures for routine maintenance and repairs are expensed as incurred.

GOODWILL—We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of December 31, 2015 and 2014 was $26.3 million and $27.1 million, respectively. It was determined that there was no indicator of goodwill impairment during 2015 and 2014. During the year ended December 31, 2015, we transferred $0.8 million of goodwill related to Gener8 Consul to assets held for sale for the anticipated sale.

IMPAIRMENT OF LONG‑LIVED ASSETS—We follow FASB ASC 360‑10‑05, Accounting for the Impairment or Disposal of Long‑Lived Assets, which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis. It was determined that there was no indicator of impairment for any vessel for 2015 and 2014.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, our vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. We defer costs associated with the drydocks as they occur and amortize these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, amortization was $5.1 million, $2.8 million and $1.1 million, respectively. Accumulated amortization as of December 31, 2015 and 2014 was $8.8 million (net of $0.4 million write-off to assets held for sale related to Gener8 Consul) and $4.0 million, respectively.

We only include in deferred drydock costs those direct costs that are incurred as part of the drydock to meet regulatory requirements, or that are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydock or not, are expensed as incurred.

DEFERRED FINANCING COSTS, NET—Deferred financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense. Amortization for the years ended December 31, 2015 and 2014 was $3.3 million and $0.7 million, respectively. Accumulated amortization as of December 31, 2015 and 2014 was $2.7 million (including $1.6 million of additional capitalization during fiscal 2015) and $0.9 million, respectively.

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

WARRANTS—We calculate the fair value of warrants utilizing a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model are applied. The model projects future share prices based on a risk-neutral framework. The parameters used include inception date, share price, subscription price, lifetime, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance.

SHARE-BASED COMPENSATION – STOCK OPTIONS—We calculate the fair value of stock options utilizing the Black-Scholes option pricing model. The parameters used include grant date, share price, exercise price, risk-free interest rate, expected option life, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance over the vesting period of the option.

INTEREST EXPENSE, NET —We follow the provisions of FASB ASC 835-20-30, Capitalization of Interest, to capitalize interest cost as part of the historical cost of acquiring certain assets.

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

NET INCOME (LOSS) PER SHARE— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of our Senior Notes, the estimated fair values of our financial instruments approximate their individual carrying amounts as of December 31, 2015 and 2014 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject us to concentrations of credit risk are amounts due from charterers. During the year ended December 31, 2015, we placed the majority of our vessels in the Navig8 pools (for further details, see Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8). As a result, a substantial portion of our shipping revenue were derived from these pools during this period. With respect to accounts receivable, we limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or collateral. During the years ended December 31, 2015 and 2014, we earned approximately 34.8% and $0, respectively, from the Navig8 pools. During the year ended December 31, 2014, we earned 15.2% of its revenues from one customer.

We maintain substantially all of our cash and cash equivalents with two financial institutions. None of our cash balances are covered by insurance in the event of default by these financial institutions.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statements of operations as components of general and administrative expenses or other expense depending on the nature of the transactions to which they relate.

TAXES—We are incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, we are not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), we are exempt from U.S. income tax on its income attributable to voyages that do not begin or end in the U.S. We are generally not subject to state and local income taxation. Pursuant to various tax treaties, our shipping operations are not subject to foreign income taxes. As a result of a change in our ownership, effective May 17, 2012, we no longer qualified for an exemption pursuant to Section 883 of the Code, making us subject to U.S. federal tax on its shipping income that is derived from voyages that begin or end in the U.S., retroactive to the beginning of 2012. As a result of our initial public offering in 2015, we were once again exempt from U.S. federal tax on all of our shipping income (including income attributable to voyages that begin or end in the U.S.). During 2014 and 2013, we recorded gross transportation tax of $1.2 million and $1.1 million, respectively.

VESSELS’ CARRYING VALUE—The carrying value of each of our vessels does not represent the fair market value of such vessel or the amount we could obtain if we were to sell any of our vessels, which could be more or less. Under U.S. GAAP, we would not record a loss if the fair market value of a vessel (excluding its charter) is below our carrying value unless and until we determine to sell that vessel or the vessel is impaired.

Pursuant to the refinancing facility, Korean Export Credit Facility and the Sinosure Credit Facility, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.

In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2015. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date were lower than their carrying values at December 31, 2015. The most recent compliance testing date was November 12, 2015 under such facilities. One of our 26 owned vessels’ carrying value at December 31, 2015 exceeded the valuation of such vessel received for covenant compliance purposes. The Gener8 Neptune’s carrying value exceeds the valuation received for covenant compliance testing due to certain costs, such as interest, that were capitalized and included in its carrying value. At December 31, 2015, the carrying value of our newly delivered VLCC’s (Gener8 Neptune,  Gener8 Athena and Gener8 Strength) marked with an asterisk exceeded the valuation of such vessels. The amount by which the carrying value at December 31, 2015 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $10 million to $13 million per vessel, with an average of $11.5 million.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$24,555
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	19,878
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	20,053
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	34,949
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	16,509
Gener8 Kara G	2007	2007	37,936
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	16,672
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	41,002
Gener8 George T (f/k/a Genmar George T)	2007	2007	38,137
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	55,375
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	55,472
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	18,446
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	16,371
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	33,276
Gener8 Zeus	2010	2010	70,955
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	37,893
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	47,654
Gener8 Compatriot	2004	2008	15,939
Gener8 Companion	2004	2008	16,036
Gener8 Consul (f/k/a Genmar Consul)	2004	2008	—	(1)
Gener8 Vision	2001	2008	30,620
Gener8 Victory	2001	2008	30,712
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	16,196
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	16,358
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	50,351
Gener8 Neptune	2015	2015	109,403	*
Gener8 Athena	2015	2015	109,747	*
Gener8 Strength	2015	2015	107,035	*

*Refer to preceding paragraph.

(1)	As of December 31, 2015, Gener8 Consul was classified as an asset held for sale. For more details, see Note 5, ASSETS HELD FOR SALE, to the consolidated financial statements in Item 8.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers, or “ASU 2014‑09,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. We are evaluating the potential impact of this standard update on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015‑02, Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related‑party guidance when determining a controlling financial interest in a variable interest entity (a “VIE”), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. This standard will be effective for annual reporting periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We believe that this standard update will have no impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. We elected to early adopt this ASU in the fourth quarter of 2015. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. Adoption of the ASU resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within our consolidated balance sheets.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after its effective date with earlier application permitted for financial statements that have not been issued. We do not believe that this standard update will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

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

Related Party Transactions

Below is a description of related party transactions during the years ended December 31, 2015 and 2014. See Note 20, Related party transactions, to the consolidated financial statements in Item 8 for more information regarding these transactions.

In this section, “Oaktree” refers to Oaktree Capital Management L.P. and/or one or more of its investment entities and the funds managed by it, “BlueMountain” refers to BlueMountain Capital Management, LLC and/or one or more of its investment entities, “BlackRock” refers to BlackRock, Inc. and/or one or more of its investment entities, “Aurora” refers to Aurora Resurgence Capital Partners II LLC, Aurora Resurgence Advisors II LLC and/or one or more of their investment entities or affiliates, “Avenue” refers to Avenue Capital Group and/or one or more of its funds or managed accounts, “Monarch” refers to Monarch Alternative Capital LP and/or one or more of its affiliates, and “Twin Haven” refers to Twin Haven Special Opportunities Fund IV, L.P. and/or one or more other investment entities of Twin Haven Capital Partners, LLC.

March 2014 Class B Financing. On March 21, 2014, we issued 9,000,001 shares of Class B Common Stock in a private placement for $18.50 per share, which we refer to as the “March 2014 Class B financing”, resulting in aggregate gross proceeds of approximately $166.5 million, pursuant to subscription agreements, which we refer to as the “March 2014 subscription agreements,” entered individually with certain of our existing shareholders, including (i) Oaktree, in the amount of approximately $10.0 million, (ii) Aurora, in the amount of approximately $15.0 million, (iii) BlackRock, in the aggregate amount of approximately $67.5 million, (iv) BlueMountain, in the aggregate amount of approximately $50.0 million, (v) Twin Haven in the amount of approximately $15.0 million and (vi) certain other accredited investors.

One current member of our Board is an employee of or associated with Oaktree, one member of the Board is associated with or an employee of Aurora and one member of the Board is associated with or an employee of BlueMountain. In addition, based on information filed publicly with the SEC, Oaktree, Aurora, BlueMountain and BlackRock each own greater than 5% of our outstanding common stock as of March 15, 2016. Prior to the consummation of the 2015 merger, which is described below, three members of the Board were associated with or employees of Oaktree, one member of the Board was associated with or an employee of Aurora, one member of the Board was associated with or an employee of BlackRock, one member of the Board was associated with or an employee of BlueMountain and one member of the Board was associated with or an employee of Twin Haven. In addition, Oaktree, Aurora, BlueMountain, BlackRock, and Twin Haven each owned greater than 5% of our outstanding common stock prior to the consummation of the 2015 merger.

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

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement, which we refer to as the “Note and Guarantee Agreement,” with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125.0 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” See “—Liquidity and Capital Resources—Debt Financings—Senior Notes” for more information about the senior notes. One member of the Board is associated with or an employee of BlueMountain. In addition, based on information filed publicly with the SEC, BlueMountain owns greater than 5% of our outstanding common stock as of March 15, 2016.

As of December 31, 2015, the outstanding principal balance of the senior notes was $131.6 million, and the unamortized discount on the senior notes was $5.7 million, which we amortize as additional interest expense until March 28, 2020.

June 2014 Class B Financing. On June 25, 2014, we issued 1,670,000 shares of Class B Common Stock in a private placement, which we refer to as the “June 2014 Class B financing” for $18.50 per share, resulting in aggregate gross proceeds to us of approximately $30.9 million, pursuant to subscription agreements entered individually with certain accredited investor investment entities of Aurora. One member of the Board is associated with or an employee of affiliates of Aurora. In addition, based on information publicly filed with the SEC, Aurora owns greater than 5% of our outstanding common stock as of March 15, 2016.

2015 Merger Related Transactions

2015 Merger Agreement. On February 24, 2015, General Maritime Corporation (our former name), Gener8 Maritime Acquisition, Inc. (one of our wholly‑owned subsidiaries), Navig8 Crude Tankers, Inc. and each of the equityholders’ representatives named therein entered into an Agreement and Plan of Merger. We refer to Gener8 Maritime Acquisition, Inc. as “Gener8 Acquisition,” to Navig8 Crude Tankers, Inc. as “Navig8 Crude” and to the Agreement and Plan of Merger as the “2015 merger agreement.” Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude continuing as the surviving corporation and our wholly‑owned subsidiary and being renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary.” We refer to the transactions contemplated under the 2015 merger agreement as the “2015 merger.” The 2015 merger closed on May 7, 2015. Navig8 Crude’s shareholders that were permitted to receive shares of our common stock pursuant to the Securities

Act under the 2015 merger agreement received 0.8947 shares of our common stock for each common share of Navig8 Crude they owned immediately prior to the 2015 merger. Navig8 Crude’s shareholders that were not permitted to receive shares of our common stock pursuant to the Securities Act received cash in an amount equal to the number of shares of our common stock such shareholder would have received multiplied by $14.348. Concurrently with the 2015 merger, we filed with the Registrar of Corporations of the Republic of the Marshall Islands our Third Amended and Restated Articles of Incorporation to, among other things, increase our authorized capital, reclassify our common stock into a single class of common stock and change our legal name to “Gener8 Maritime, Inc.”

At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive our shares as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. As of December 31, 2015, $29,000 of cash remained in the trust account, and we could be required to deposit into the 2015 merger exchange and paying agent account additional shares pursuant to the 2015 merger agreement having a value of this amount based on a share price of $14.348 per share.

Immediately following the consummation of the 2015 merger, our shareholders prior to the 2015 merger owned approximately 34.9 million, or 52.55%, and Navig8 Crude’s shareholders prior to the 2015 merger owned approximately 31.5 million, or 47.45% of the shares of our common stock, with Oaktree, BlueMountain, Avenue, Aurora, Monarch, BlackRock and Navig8 Limited and/or their respective affiliates each owning greater than 5% of our outstanding common stock, respectively, of our outstanding stock. The 2015 merger closed on May 7, 2015.

Prior to the consummation of the 2015 merger, three members of our Board were associated with or employees of Oaktree, one member of our Board was associated with or an employee of Aurora, one member of our Board was associated with or an employee of BlackRock and one member of our Board was associated with or an employee of BlueMountain. In addition, prior to the 2015 merger, one member of each board of General Maritime and Navig8 Crude was associated with or an employee of BlueMountain.

One current member of our Board is associated with or an employee of Aurora, one member of our Board is associated with or an employee of Avenue, one member of our Board is associated with or an employee of BlueMountain, one member of our Board is associated with or an employee of Monarch and one member of our Board is associated with or an employee of Oaktree.

Nicolas Busch, a member of our Board, and who is a member of our Strategic Management Committee, and Gary Brocklesby, who serves as chairman and a member of our Strategic Management Committee, are each directors and minority beneficial owners of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 15, 2016.

Until twenty four months following the anniversary of the closing of the 2015 merger, we are required, subject to a maximum amount of $75.0 million and a deductible of $5.0 million, to indemnify and defend General Maritime’s or Navig8 Crude’s shareholders immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss and may result in dilution to certain shareholders.

2015 Warrant Agreement.  In connection with the 2015 merger we entered into an amended and restated warrant agreement with Navig8 Limited. We refer to this agreement as the “2015 warrant agreement” and to Navig8 Limited or the subsequent transferee as the “2015 warrantholder.” Under the 2015 warrant agreement, 1,600,000 warrants that had, prior to the 2015 merger, provided the 2015 warrantholder the right to purchase 1,600,000 shares of

Navig8 Crude’s common stock at $10 per share were converted into warrants entitling the 2015 warrantholder to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. We refer to these warrants as the “2015 warrants.” The 2015 warrants, which expire on March 31, 2016, vest in five equal tranches, with each tranche vesting upon our common shares reaching the following trading thresholds following an initial public offering: $15.09, $16.21, $17.32, $18.44 and $19.56. These trading thresholds represent the volume‑weighted average price of our shares over any period of ten consecutive trading days during which there is a minimum cumulative trading volume of $2.0 million. See above for more information regarding the relationship between Navig8 Limited and us.

2015 Option. Pursuant to the 2015 merger agreement, we agreed to convert any outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of our common stock equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares at $13.50 per share issued to L. Spencer Wells. Mr. Wells served as BlueMountain’s designee to the Navig8 Crude board of directors until the consummation of the 2015 merger. This option, which we referred to as the “2015 option” was converted into an option to purchase 13,420 of our common shares at an exercise price of $15.088 per share. We also agreed to treat the 2015 option as exercisable through July 8, 2017. See above for more information regarding the relationship between BlueMountain and us.

2015 Equity Purchase Agreement. On February 24, 2015, we entered into an equity purchase agreement with Navig8 Crude, Avenue, BlackRock, BlueMountain, Monarch, Oaktree, Twin Haven and/or their respective affiliates. We refer to this agreement as the “2015 equity purchase agreement.” In April 2015, certain other accredited investors, including Navig8 Limited, became parties to the 2015 equity purchase agreement through the execution of joinders thereto. We refer to both the original and subsequent signatories to the 2015 equity purchase agreement as the “2015 commitment parties.” Under the 2015 equity purchase agreement, we had the option to sell an aggregate of up to $125.0 million of shares of our common stock in up to three tranches to the 2015 commitment parties at a price of $12.914 per share. We refer to the right we had to exercise our option and require that the parties purchase these shares as the “2015 purchase commitment.” The 2015 purchase commitment terminated upon the consummation of our initial public offering. See above for more information regarding the relationship between Avenue, BlueMountain, Monarch Oaktree, BlackRock, Twin Haven and us.

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

As of the date of this Annual Report, all of the members of our Board of Directors were originally elected pursuant to the terms of the 2015 shareholders agreement. See above for more information regarding the relationship between Avenue, BlueMountain, Monarch, Oaktree, BlackRock, Twin Haven and us.

In addition, pursuant to the 2015 shareholders agreement, the Strategic Management Committee was formed as an advisory committee to our Board of Directors and consists of Gary Brocklesby (voting and Chairman), Nicolas Busch (voting), Peter Georgiopoulos (voting), John Tavlarios (voting), and Leonard J. Vrondissis (non‑voting). The 2015 shareholders agreement terminated upon the consummation of our initial public offering. In 2015, there were no meetings of the Strategic Management Committee, as strategic matters were considered directly by our Board of Directors.

2015 Registration Rights Agreement. In connection with the consummation of the 2015 merger, we entered into the Second Amended and Restated Registration Agreement, with certain of our shareholders, including Aurora, Avenue, BlackRock, BlueMountain, Monarch, Oaktree and Twin Haven. Navig8 Limited subsequently signed a joinder to this agreement. We refer to this agreement, as amended, as the “2015 registration rights agreement,” and to Aurora, Avenue, BlackRock, BlueMountain, Monarch, Navig8 Limited, Oaktree, and Twin Haven as the “2015 principal shareholders.” See above for more information regarding the relationship between Aurora, Avenue, BlackRock, BlueMountain, Monarch, Oaktree and Twin Haven and us.

The 2015 registration rights agreement provides that, any time following the consummation of an initial public offering by us and from time to time, the 2015 principal shareholders will be entitled to demand a certain number of long‑form registrations and short‑form registrations of all or part of their registrable securities. Demand registrations may be requested by the 2015 principal shareholders holding five million shares (as adjusted for any stock dividends, stock splits, combinations and reorganizations and similar events) of registrable securities. No registration statement is required to be filed within 180 days of the final prospectus used in an initial public offering.

We are not required to effectuate demands for any long‑form or short‑form registration unless the expected gross proceeds from the registration are $60.0 million or more. We are not required to effectuate more than eight demand registrations in total and no more than two in any calendar year, and are not required to effectuate any demand registrations following the fifth anniversary of the 2015 registration rights agreement, although the 2015 principal shareholders may request an unlimited number of non‑underwritten shelf takedowns. The 2015 registration rights agreement requires us to provide certain piggyback registration rights to certain holders of registrable securities. Under the 2015 registration rights agreement, each holder of registrable securities is required to agree to certain customary “lock‑up” agreements in connection with underwritten public offerings.

Support and Voting Agreements and Consents. Concurrently with the execution of the 2015 merger agreement, and in order to facilitate the 2015 merger, the Company and Navig8 Crude entered into voting agreements with certain of Navig8 Crude’s shareholders, including Avenue, BlueMountain and Monarch, or certain of their respective affiliates, as well as certain of the Company’s shareholders, including Aurora, BlackRock, BlueMountain, Oaktree and Twin Haven, or certain of their respective affiliates, pursuant to which each shareholder agreed, among other things, to vote in favor of the 2015 merger at any applicable shareholder meeting. These voting agreements terminated upon the consummation of the 2015 merger.

In addition, in connection with the 2015 merger, certain of our shareholders, including Aurora, BlackRock, BlueMountain, Oaktree and Twin Haven provided various consents and waivers under the pre-merger shareholders agreement, the pre-merger registration rights agreement and various past subscription agreements for our common shares, to facilitate entry into, and consummation of the transactions contemplated by, the 2015 merger agreement. See above for more information regarding the relationship between Aurora, Avenue, BlackRock, BlueMountain, Monarch, Oaktree and Twin Haven and us.

Related Party Transactions of Navig8 Crude Tankers, Inc.

Navig8 Group consists of Navig8 Limited and all of its subsidiaries including, without limitation, Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels, Inc. Nicolas Busch, a member of our Board and our Strategic Management Committee, and Gary Brocklesby, who is chairman and a member of our Strategic Management Committee, are each directors and minority beneficial owners of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 15, 2016. In connection with the 2015 merger, we acquired

Navig8 Crude, which at the time of the merger was an affiliate of Navig8 Limited and was a party to 14 VLCC shipbuilding contracts.

During the year ended December 31, 2015, we transitioned the majority of our vessels to the Navig8 commercial crude tanker pools. As of December 31, 2015, we employed all of our VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that were on time charters, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Gener8 Victory and the Gener8 Vision) have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method, as more fully described below. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.”

VL8 Pool Agreements. Pursuant to pool agreements our VLCC vessel and newbuilding owning subsidiaries have entered into with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 Pool, VL8 Pool Inc. divides the revenue of vessels operating in the VL8 Pool between all the pool participants. These pool agreements were originally entered into by the 14 newbuilding‑owning subsidiaries we acquired in the 2015 merger. Since then, each of our VLCC newbuilding or vessel owning subsidiaries, including subsidiaries into which vessels are expected to be delivered (other than for the Genmar Victory and the Genmar Vision), have entered into a pool agreement with VL8 Pool Inc. Revenues are shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The VL8 Pool’s legal entity is VL8 Pool Inc. Commercial management for the VL8 Pool is carried out by VL8 Management Inc. In its role as the VL8 Pool pool operator, VL8 Pool Inc. acts as the time charterer of the vessels in the VL8 Pool and enters these vessels into employment contracts such as voyage charters. VL8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow VL8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, VL8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between VL8 Pool Inc. and our VLCC vessel and newbuilding owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) VL8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) VL8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) VL8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; (e) VL8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after 10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of VL8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving ninety (90) days’ notice in writing to the other (plus or minus 30 days at the option of VL8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if VL8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are currently required to provide working capital of $1.5 million to VL8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from VL8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to VL8 Pool Inc.; and (d) VL8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of VL8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and VL8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the VL8 pool.

Suez8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc., a subsidiary of Navig8 Limited, and the ship-owning subsidiaries of our Suezmax vessels, V8 Pool Inc. divides the revenue of vessels operating in the Suez8 Pool between all the pool participants. Revenues are shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The Suez8 Pool’s legal entity is V8 Pool Inc., and the commercial management is carried out by Navig8 Asia Pte. Ltd. In its role as the Suez8 Pool pool operator, V8 Pool Inc. acts as the time charterer of the vessels in the Suez8 Pool and enters these vessels into employment contracts such as voyage charters. V8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Suezmax vessel‑owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the Suez8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party or if otherwise agreed to with V8 Pool Inc.) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $1.0 million to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the Suez8 pool.

V8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship‑owning subsidiaries of our Aframax vessels, V8 Pool Inc. divides the revenue of vessels operating in the V8 Pool between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The V8 Pool’s legal entity is V8 Pool Inc., and the commercial management is carried out by Navig8 Asia Pte. Ltd. V8 Pool Inc. acts as the time charterer of the pool vessels and enters the pool vessels into employment contracts such as voyage charters. In its role as the VL8 Pool pool operator, V8 Pool Inc. acts as the time charterer of the vessels in the V8 Pool and enters these vessels into employment contracts such as voyage charters. V8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Aframax vessel‑owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) the relevant vessel-owning subsidiary is subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the V8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of an initial nine month period such pool vessel is in the pool (which may be reduced if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. Pursuant to the pool agreements, we are required to pay an administrative fee of $250 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $0.8 million to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See Note 17, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the V8 pool.

Navig8 Supervision Agreements. Gener8 Subsidiary has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement agreed to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. In accordance with the supervision agreements, Gener8 Subsidiary has agreed to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel for each 2015 acquired VLCC newbuilding. The agreements do not contain the ability to terminate early and, as such, the agreements would be effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $0.3 million per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents.

Corporate Administration Agreement. Gener8 Subsidiary is party to a corporate administration agreement with Navig8 Asia, whereby Navig8 Asia agreed to provide certain administrative services for Gener8 Subsidiary. In accordance with the corporate administration agreement, Gener8 Subsidiary agreed to pay Navig8 Asia a fee of $250 per vessel or newbuilding owned by Gener8 Subsidiary per day. The corporate administration agreement terminates when all 14 vessels relating to the 2015 acquired VLCC newbuildings have been disposed of by Gener8 Subsidiary.

Technical Management Agreements. Pursuant to technical management agreements by and between Navig8 Shipmanagement and Gener8 Subsidiary's 14 newbuilding-owning subsidiaries, Navig8 Shipmanagement has agreed to provide technical management services for these vessels, once delivered, including but not limited to arranging for and managing crews, vessel maintenance, provision of supplies, spares, victuals and lubricating oils, dry-docking, repairs, insurance, maintaining regulatory and classification society compliance, and providing technical support. In accordance with the technical management agreements, Gener8 Subsidiary's vessel-owning subsidiaries will pay Navig8 Shipmanagement an annual fee of $0.2 million (payable at a daily rate of $500.00 per day), per vessel. The technical management agreements are generally consistent with industry standard and include a liability cap for Navig8 Shipmanagement of ten times the annual management fee. However, for the 2015 acquired VLCC newbuilding that has been delivered to us, we have entered into agreements with third-party technical managers and we currently do not intend to utilize the technical management agreements with Navig8 Shipmanagement upon delivery of the remaining 2015 acquired VLCC newbuildings. The agreements with Navig8 Shipmanagement may be terminated upon two months' written notice.

Project Structuring Agreement. Gener8 Subsidiary is party to a project structuring agreement with Navig8 Limited, whereby Navig8 Limited has agreed to provide certain project structuring services to Gener8 Subsidiary in connection with the purchase of vessels. In accordance with the project structuring agreement, Gener8 Subsidiary is required to pay Navig8 Limited a fee of 1% of the agreed yard base price of any vessel which Gener8 Subsidiary or its subsidiaries contract to build and purchase, such fee to be paid by the issuance of ordinary shares in Gener8 Subsidiary.

Nave Quasar Time Charter. On January 15, 2014, Navig8 Crude, (renamed Gener8 Subsidiary) entered into a Time Charter Party with Navig8 Inc., or “N8I,” a subsidiary of Navig8 Limited, relating to the Nave Quasar for a charter period of twelve or twenty-four months. Gener8 Subsidiary’s estimated commitments, as of December 31, 2015, through the expected re-delivery date, in 2016, of Nave Quasar, aggregate approximately $1.8 million.

Other Related Party Transactions

During the years ended December 31, 2015 and 2014, we incurred office expenses totaling approximately $7,000 and $11,000, respectively, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of our Board and Chief Executive Officer. As of December 31, 2015 and December 31, 2014, a balance due from P C Georgiopoulos & Co., LLC of approximately $7,000 and $14,000, respectively, remains outstanding.

We incurred fees for legal services aggregating $0 and $0.1 million during the years ended December 31, 2015 and 2014, respectively, due to the father of Mr. Georgiopoulos. As of December 31, 2015 and December 31, 2014, there was no balance due to the father of Mr. Georgiopoulos.

We incurred certain business, travel, and entertainment costs totaling $0.1 million and $0.1 million, during the years ended December 31, 2015 and 2014, respectively,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of December 31, 2015 and 2014, a balance due from Genco of $8,000 and $53,000, respectively, remains outstanding.

Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $0 and $0.1 million, respectively, during the years ended December 31, 2015 and 2014, based on actual time spent by the employees. As of December 31, 2015 and 2014, a balance of $0 and $12,000, respectively, remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $8.2 million and $17.1 million, during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, a balance of $0.8 million and $0.6 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, our Chief Operating Officer is on the board of directors of Aegean. During 2014, Aegean chartered one of our vessels for a voyage. No such transactions occurred during fiscal 2015. As of December 31, 2015 and 2014, a balance of $0 and $0.3 million, respectively, remains outstanding. In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the year ended December 31, 2015 and 2014 for $0.2 million and $0.2 million, respectively. As of December 31, 2015 and 2014, a balance of $4,000 and $5,000, respectively, remains outstanding.

We provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $0.1 million and $45,000, respectively, during the years ended December 31, 2015 and 2014. Mr. Georgiopoulos is chairman of Chemical’s board of directors. No balances remain outstanding as of December 31, 2015 and 2014.

During 2013, we assigned certain payments associated with bunker supply contracts with third‑party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One of the members of our Board is employed by Oaktree Capital Management, L.P. Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P. The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $1.0 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively, and this amount is included in Voyage expenses on the consolidated statement of operations. As of December 31, 2015 and 2014, the balance due to Oaktree Principal Bunker Holdings Ltd. of $0 and $14.3 million, respectively, remains outstanding, and is included in Accounts payable and accrued expenses on the consolidated balance sheets.

We purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $6.5 million and $8.6 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, there was no balance due to Integr8 Fuels Inc.

Amounts due from the related parties described above as of December 31, 2015 and 2014 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2015 and 2014 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

Board Designees

In connection with our emergence from bankruptcy in May 2012 Oaktree designated five persons to our board of directors. In February 2013, in connection with BlueMountain’s investment in us in December 2012, BlueMountain designated an additional director. In January 2014, Aurora, and Twin Haven each designated an additional director and in March 2014, BlackRock designated a ninth director, in each case, in connection with such entities’ respective investments in us in December 2013. These directors were each designated pursuant to Board designation rights provided in agreements in effect prior to the consummation of the 2015 merger. Upon the consummation of the 2015 merger on May 7, 2015, the pre‑merger shareholders agreement was terminated and replaced by the 2015 shareholders agreement described above under “—2015 Merger Related Transactions—2015 Shareholders Agreement” pursuant to which a seven member board was elected. Under the 2015 shareholders agreement, each of Aurora, Avenue, BlueMountain, Monarch and Oaktree were given the right to designate a director to the Board. Messrs. Georgiopoulos and Busch were also appointed to the Board pursuant to the 2015 shareholders agreement. The shareholders party to the 2015 shareholders agreement were obligated to vote their shares to support the election of these designees. The 2015 shareholders agreement terminated upon consummation of our initial public offering.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2015, we had $951.3 million, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of December 31, 2015, we were not party to any interest rate swaps.

A 100 basis point (one percent) increase in LIBOR would have increased interest expense on our outstanding floating rate indebtedness by approximately $8.0 million as of December 31, 2015. As of December 31, 2015, we were not party to any hedge programs.

Our expected entry into the Chinese Export Credit Facilities and our anticipated draws under the 2015 credit facilities are expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by our refinancing of our former senior secured credit facilities and our entry into the refinancing facility which has a principal amount less than the aggregate principal amount previously outstanding under our former senior secured credit facilities.

We may from time to time enter into interest rate swap, cap or similar agreements for all or a significant portion of our floating rate debt, including the refinancing facility and the 2015 credit facilities. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

As discussed under Note 19, Closing of Portugal office, to the consolidated financial statements in Item 8, we concluded the closure of our Portugal office during the fourth quarter of 2015. We closed our Russia and Singapore office in March 2016.

COMMODITY RISK.

Fuel costs represent the largest component of our voyage expenses. An increase in the price of fuel may adversely affect our profitability if these increases cannot be passed onto customers. The price and supply of fuel is unpredictable and fluctuates as a result of events outside our control, including geo‑political developments, supply and demand for oil and gas, actions by members of OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations. We do not currently hedge our fuel costs; thus an increase in the price of fuel may adversely affect our profitability and cash flows.

During the year ended December 31, 2015, fuel costs amounted to approximately 62.1% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $5.9 million for the year ended December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENER8 MARITIME, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Gener8 Maritime, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Gener8 Maritime, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gener8 Maritime, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 21, 2016

Item 8. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

DECEMBER 31, 2015 AND DECEMBER 31, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,535	$147,303
Restricted cash	—	660
Due from charterers, net	13,611	50,007
Due from Navig8 pools, net	38,086	—
Assets held for sale	16,999	—
Prepaid expenses and other current assets	31,897	32,692
Total current assets	258,128	230,662
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $147,129 and $109,235, respectively	1,086,877	814,528
Vessels under construction	911,017	257,581
Other fixed assets, net	4,664	2,985
Deferred drydock costs, net	17,875	14,361
Working capital at Navig8 pools	26,000	—
Restricted cash	1,425	—
Goodwill	26,291	27,131
Other assets	57,469	11,872
Total noncurrent assets	2,131,618	1,128,458
TOTAL ASSETS	$2,389,746	$1,359,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$133,248	$52,770
Long-term debt, current portion	135,367	—
Total current liabilities	268,615	52,770
NONCURRENT LIABILITIES:
Long-term debt	821,687	797,164
Less unamortized discount and debt financing costs	(48,964)	(8,134)
Long-term debt less unamortized discount and debt financing costs	772,723	789,030
Other noncurrent liabilities	647	171
Total noncurrent liabilities	773,370	789,201
TOTAL LIABILITIES	1,041,985	841,971
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
New common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,679,922 shares at December 31, 2015	827	—
Class A common stock, $0.01 par value per share; authorized 50,000,000 shares; issued and outstanding 11,270,196 shares at December 31, 2014	—	113
Class B common stock, $0.01 par value per share; authorized 30,000,000 shares; issued and outstanding 22,002,998 shares at December 31, 2014	—	220
New preferred stock, $0.01 par value per share; authorized 25,000,000 shares; issued and outstanding 0 shares at December 31, 2015	—	—
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2014	—	—
Paid-in capital	1,509,688	809,477
Accumulated deficit	(163,421)	(292,990)
Accumulated other comprehensive income	667	329
Total shareholders’ equity	1,347,761	517,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,389,746	$1,359,120

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	For the Years
	Ended December 31,
	2015	2014	2013
VOYAGE REVENUES:
Time charter revenues	$28,707	$10,894	$16,166
Spot charter revenues	251,584	381,515	340,503
Navig8 pool revenues	149,642	—	—

Total voyage revenues	429,933	392,409	356,669

OPERATING EXPENSES:
Voyage expenses	95,306	239,906	259,982
Direct vessel operating expenses	85,521	84,209	90,297
Navig8 pool charterhire expenses	11,324	—	—
General and administrative	36,379	22,418	21,814
Depreciation and amortization	47,572	46,118	45,903
Goodwill impairment	—	2,099	—
Goodwill write-off for sales of vessels	—	1,249	1,068
Loss on impairment of vessels held for sale	520	—	2,048
Loss on disposal of vessels and vessel equipment	805	8,729	2,452
Closing of Portugal office	507	5,123	—

Total operating expenses	277,934	409,851	423,564

OPERATING INCOME (LOSS)	151,999	(17,442)	(66,895)

OTHER EXPENSES:
Interest expense, net	(15,982)	(29,849)	(34,643)
Other financing costs	(6,044)	—	—
Other (expense) income, net	(404)	207	465
Total other expenses	(22,430)	(29,642)	(34,178)
NET INCOME (LOSS)	$129,569	$(47,084)	$(101,073)

INCOME (LOSS) PER COMMON SHARE:
Basic	$2.06	$(1.54)	$(8.64)
Diluted	$2.05	$(1.54)	$(8.64)

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2015	2014	2013

Net income (loss)	$129,569	$(47,084)	$(101,073)
Other comprehensive income:
Foreign currency translation adjustments	338	190	57
Total other comprehensive income	338	190	57

Comprehensive income (loss)	$129,907	$(46,894)	$(101,016)

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(DOLLARS IN THOUSANDS)

					Accumulated
					Other	Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Stock	Capital	Deficit	Income	Equity
Balance as of January 1, 2013	$112	$—	$402,728	$(143,667)	$82	$259,255
Net loss				(101,073)		(101,073)
Foreign currency translation adjustments					57	57
Issuance of 102,227 shares of common stock to settle a payable	1		2,828			2,829
Issuance of 10,146 shares of preferred stock		10,146	(331)			9,815
Conversion of 10,146 shares of preferred stock to 611,468 shares of Class B common stock		(10,146)	11,312	(1,166)		—
Issuance of 10,702,702 shares of Class B common stock	113		193,329			193,442
Amortization of stock based compensation			1,365			1,365
Balance as of December 31, 2013	226	—	611,231	(245,906)	139	365,690
Net loss				(47,084)		(47,084)
Foreign currency translation adjustments					190	190
Issuance of 10,688,828 shares of Class B common stock	107		197,031			197,138
Amortization of stock based compensation			1,215			1,215
Balance as of December 31, 2014	333	—	809,477	(292,990)	329	517,149
Net income				129,569		129,569
Foreign currency translation adjustments					338	338
Issuance of 31,465,989 shares of common stock to acquire 2015 Acquired VLCC Newbuildings	314		464,282			464,596
Issuance of 483,970 shares of common stock for share purchase commitment	5		6,035			6,040
Issuance of 15,000,000 shares of common stock for initial public offering, net of fees	150		189,657			189,807
Issuance of 574,546 shares of common stock for vested 2015 restricted stock units	6		(6)			—
Issuance of 1,882,223 shares of common stock for exercise of over-allotment option	19		24,619			24,638
Stock based compensation			12,243			12,243
Issuance of 2015 warrants			3,381			3,381
Balance as of December 31, 2015	$827	$—	$1,509,688	$(163,421)	$667	$1,347,761

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,569	$(47,084)	$(101,073)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of vessels and vessel equipment	805	8,729	2,452
Loss on impairment of vessels held for sale	520	—	2,048
Goodwill write-off for sales of vessels	—	1,249	1,068
Goodwill impairment	—	2,099	—
Payment-in-kind interest expense	5,220	7,354	—
Depreciation and amortization	47,572	46,118	45,903
Amortization of fair value of related-party chartered-in vessel	2,610	—	—
Amortization of deferred financing costs	3,294	737	201
Write-off of commitment premium shares	6,040	—	24
Net unrealized gain on derivative financial instrument	—	—	(1,964)
Stock-based compensation expense	12,243	1,215	1,365
Provision for bad debts	3,764	1,990	2,005
Changes in assets and liabilities:
(Increase) decrease in due from charterers	32,633	(6,388)	(25,411)
Increase in due from Navig8 pools	(36,209)	0	—
Decrease in prepaid expenses and other current and noncurrent assets	18,880	10,960	(4,748)
Increase in working capital at Navig8 pools	(26,000)	—	—
Decrease in accounts payable and other current and noncurrent liabilities	(35,731)	(25,989)	44,442
Decrease in deferred voyage revenue	—	—	(1,534)
Deferred drydock costs incurred	(9,321)	(12,787)	(5,250)
Net cash provided by (used in) operating activities	155,889	(11,797)	(40,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of Acquired VLCC Newbuildings	(389,958)	(248,623)	—
Payment of professional fees for 2015 merger	(10,295)	0	—
Payment of capitalized interest	(20,016)	(6,629)	—
Proceeds from sale of vessels	—	22,703	7,546
Cash at Navig8 Crude upon merger	28,876	—	—
Deposit of cash merger consideration	(1,187)	—	—
Restricted cash	(765)	—	—
Purchase of vessel improvements and other fixed assets	(5,513)	(5,470)	(3,244)
Net cash (used in) provided by investing activities	(398,858)	(238,019)	4,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities and senior notes	829,892	125,020	18,870
Repayments of credit facilities	(746,747)	(21,371)	(116,140)
Proceeds from issuance of common stock	236,351	197,743	198,000
Proceeds from issuance of preferred stock	—	—	10,146
Payment of underwriters' commission	(15,363)	—	—
Payment of common stock issuance costs	(6,543)	(1,621)	(3,908)
Payment of preferred issuance costs	—	—	(331)
Deferred financing costs paid	(44,727)	(354)	(1,736)
Net cash provided by financing activities	252,863	299,417	104,901
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	338	(5)	55
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,232	49,596	68,786
CASH AND CASH EQUIVALENTS, beginning of period	147,303	97,707	28,921
CASH AND CASH EQUIVALENTS, end of period	$157,535	$147,303	$97,707
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$9,240	$22,157	$35,691

See notes to consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, unless otherwise indicated, EXCEPT PER SHARE, PER DAY AND PER TON DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”, “We” or “Our”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at December 31, 2015 consisted of twenty eight tankers in operation (eleven Very Large Crude Carriers (“VLCCs”), eleven Suezmax tankers, four Aframax tankers and two Panamax tankers and 18 newbuilding VLCCs under construction. Additionally, pursuant to a time charter which is currently anticipated to expire in March 2016, the Company has chartered-in a VLCC vessel from a related party. The Company operates its business in one reportable segment, which is the transportation of international seaborne crude oil and petroleum products.

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

On May 7, 2015, the Company consummated a merger (“2015 merger”) pursuant to an agreement between Gener8 Maritime Acquisition, Inc., a wholly owned subsidiary of the Company, Navig8 Crude Tankers, Inc. and the equity holders’ representatives named therein. As a result of the 2015 merger, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) became a wholly owned subsidiary of the Company, and the Company’s name was changed from General Maritime Corporation to Gener8 Maritime, Inc. (see Note 6, 2015 Merger).

During the year ended December 31, 2015, and subsequent to the 2015 merger, the Company changed its fleet’s deployment strategy and entered all of its vessels, with the exception of two VLCCs that remained on time charter, two Panamax vessels and one Handymax vessel that remained in the spot market, into the Navig8 commercial crude tanker pools. These pools are VL8 pool, into which the Company entered eight VLCC vessels, Suez8 pool, into which the Company entered eleven Suezmax vessels and V8 pool into which the Company entered four Aframax vessels. Accordingly, the Company restructured its business reporting model around each vessel’s class. The Company’s operations are principally managed on a vessel class basis. Each of the Company’s vessel classes serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. The Company operates its business in one reportable business segment, which is the transportation of international seaborne crude oil and petroleum products. The new reporting structure is aligned to the internal management reporting, reviewed by the chief operating decision maker.

BASIS OF PRESENTATION—The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (“USD” or “$”) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to Generally Accepted Accounting Principles (“GAAP”) in the United States of America, is presented below.

PRIOR PERIOD RECLASSIFICATION— During the fourth quarter of 2015, the Company elected to adopt Accounting Standards Codification Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. The adoption of ASU 2015-03 resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction to the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

The following table summarizes the change in presentation related to the adoption of ASU 2015-03:

	December 31, 2014	December 31, 2014
(dollars in thousands)	(As previously reported)	(After adoption)
NONCURRENT ASSETS:
Deferred financing costs, net	$1,805	$—

NONCURRENT LIABILITIES:
Long-term debt (1)	$790,835	$797,164
Less unamortized discount and debt financing costs	—	(8,134)
Long-term debt less unamortized discount and debt financing costs	$790,835	$789,030
(1) 2014 loan balance noted as previously reported was presented net of $6.3 million of discount on the Senior Notes.

PRINCIPLES OF CONSOLIDATION—The accompanying consolidated financial statements include the accounts of Gener8 Maritime Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents—The Company considers highly liquid investments such as money market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Allowance for doubtful accounts—The Company provides a reserve for freight and demurrage revenues based upon historical collection trends. The Company provides a general reserve based on aging of receivables, in addition to specific reserves on certain long-aged or doubtful receivables.

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2015 and December 31, 2014, the Company has a

reserve of approximately $5,761 and $2,100, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $527 and $1,455 as of December 31, 2015 and December 31, 2014, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS, NET—Vessels, net is stated at cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. Depreciation expense of vessel assets for the years ended December 31, 2015, 2014 and 2013 totaled $41,621, $42,419 and $44,096, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

Effective January 1, 2015, the Company increased the estimated residual scrap value of the vessels from $265/LWT (light weight ton) to $325/LWT prospectively based on the 15‑year average scrap value of steel. The change in the estimated residual scrap value will result in a decrease in depreciation expense over the remaining lives of the vessel assets. During the year ended December 31, 2015, the effect of the increase in the estimated residual scrap value was to decrease depreciation expense and to increase net income by approximately $2,802, and to increase net income per basic and diluted common share by $0.05.

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $35.2 million and $9.0 million, respectively.

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

GOODWILL—The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of December 31, 2015 and 2014 was $26.3 million and $27.1 million, respectively. It was determined that there was no goodwill impairment during the year ended December 31, 2015. As of December 31, 2015, we transferred $0.8 million of goodwill, related to Gener8 Consul, to assets held for sale for the anticipated sale. During the year ended December 31, 2014, the Company recorded $2.1 million of goodwill impairment as a result of the annual assessment. Goodwill of $1.2 million (related to one vessel sold in July 2014) and $1.1 million (relating to one vessel sold in October 2013 and another sold in February 2014), respectively, was written off during the years ended December 31, 2014 and 2013.

IMPAIRMENT OF LONG‑LIVED ASSETS—The Company follows FASB ASC 360‑10‑05, Accounting for the Impairment or Disposal of Long‑Lived Assets, which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis. It was determined that there was no indicator of impairment for any vessel for 2015 and 2014. During 2013, the Company recorded $2.0 million of impairment loss related to one vessel sold in February 2014.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, amortization was $5,113, $2,773 and $1,107, respectively. Accumulated amortization as of December 31, 2015 and 2014 was $8,787 (net of $364 write-off to assets held for sale related to Gener8 Consul) and $4,038, respectively.

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

DEFERRED FINANCING COSTS, NET—Deferred financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense. Amortization for the years ended December 31, 2015 2014, and 2013 was $3,294, $737 and $201, respectively. During the year ended December 31, 2015, the Company adopted ASU 2015-03, which resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

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

SHARE-BASED COMPENSATION – STOCK OPTIONS—The Company calculates the fair value of stock options utilizing the Black-Scholes option pricing model. The parameters used include grant date, share price, exercise price, risk-free interest rate, expected option life, expected volatility (estimated based on historical share prices of similar listed companies) and expected dividends. The amount of share-based compensation recognized during a period is based on the fair value of the award at the time of issuance over the vesting period of the option.

INTEREST EXPENSE, NET —The Company follows the provisions of FASB ASC 835-20-30, Capitalization of Interest, to capitalize interest cost as part of the historical cost of acquiring certain assets.

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

NET INCOME (LOSS) PER SHARE— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of the Company’s Senior Notes, the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2015 and 2014 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. During the year ended December 31, 2015, the Company placed the majority of its vessels in the Navig8 Group commercial vessel pools (for further details, see Note 20, related party transactions). As a result, a significant portion of the Company’s shipping revenue were derived from these pools during this period. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. During the year ended December 31, 2015, the Company earned approximately 34.8% from Navig8 Group pools. During the years ended December 31, 2014 and 2013, the Company earned 15.2% and 12.2%, respectively, of its revenues from one customer.

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

TAXES—The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to voyages that do not begin or end in the U.S. The Company is generally not subject to state and local income taxation. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. As a result of change in ownership of the Company, effective May 17, 2012, the Company no longer qualified for an exemption pursuant to Section 883 of the Code, making the Company subject to U.S. federal tax on its shipping income that is derived from voyages that begin or end in the U.S., retroactive to the beginning of 2012. As a result of the Company’s Initial Public Offering (“IPO”), the Company in 2015 was again exempt from U.S. federal tax on all of its shipping income (including income attributable to voyages that begin or end in the U.S.). During 2014 and 2013, the Company recorded gross transportation tax of $1.2 million and $1.1 million, respectively, as a component of voyage expenses.

2. COMMON STOCK

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% or less of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration. As of December 31, 2015, $1.2 million in cash and 31,465,989 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of December 31, 2015, $29 of cash remained in the trust account.

On June 30, 2015, the Company completed its IPO of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210,000. After underwriting commissions, the Company received net proceeds of $196,350. On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26,351 and net proceeds of $24,638 after underwriting commissions and other registration expenses. Additionally, the Company incurred $6.5 million of issuance costs.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The RSUs were included in determining the diluted net income per share for the year ended December 31, 2015. The RSUs were not included in determining the basic net income per share for fiscal 2015 since there are certain circumstances, although remote, in which certain shares would not be issued. On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. As of December 31, 2015, 44,919 RSUs had been forfeited and 953,279 shares may be issued in future years in settlement of vested RSUs, following the applicable vesting date for each increment.

3. GOODWILL

	Goodwill	Accumulated impairment losses	Net
Amounts in thousands

Balance as of January 1, 2014	$119,505	$(89,026)	$30,479
Write-off related to sale of vessels	(1,249)		(1,249)
Impairment loss	—	(2,099)	(2,099)
Balance as of December 31, 2014	118,256	(91,125)	27,131
Transfer to assets held for sale	(840)	—	(840)
Balance as of December 31, 2015	$117,416	$(91,125)	$26,291

FASB ASC 350-20-35, Intangibles—Goodwill and Other, bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units). A reporting unit is an operating segment as defined in FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. Prior to the change in the Company’s strategy to enter into external pools, the Company considered each vessel to be an operating segment and a reporting unit.

The new reporting structure is aligned to the internal management reporting presented to the chief operating decision maker.

FASB ASC 350-20-35 provides guidance for impairment testing of goodwill, which is not amortized. Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered unimpaired.

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

During the year ended December 31, 2015, the fair value of the reporting units utilized in testing goodwill for impairment was determined using the average of the two recent third-party independent valuations of the vessel included as a component of the reporting unit. The other assets and liabilities in a reporting unit were not significant and due to their short-term nature, approximated fair value. Step 1 consisted of determining and comparing the fair value of a reporting unit, to its carrying value. The Company assessed impairment prior to and after the redesignation of its operating segments. Subsequent to the redesignation of its operating segments, the Company aggregates vessels within each operating segment as they have similar economic characteristics, as they are all of the same vessel class and operate identically to other vessels in the operating segment.

Based on performance of this test, it was determined that the fair value for each reporting unit was higher than the carrying value and therefore no goodwill impairment was recorded during the year ended December 31, 2015.

Additionally, during the year ended December 31, 2015, the Company transferred $0.8 million of goodwill, related to Gener8 Consul, to Assets held for sale in the consolidated balance sheet. See Note 5, Assets held for sale.

During the year ended December 31, 2014, the Company recorded a goodwill impairment charge of $2,099 to goodwill. Additionally, goodwill associated with one Suezmax vessel, which was sold in July 2014, of $1,249 was written-off during the year ended December 31, 2014.

4. INCOME (LOSS) PER COMMON SHARE

The computation of basic income (loss) per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted income (loss) per common share was as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014		2013
	New Common Stock	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$129,569	$(17,402)	$(29,682)	$(97,148)	$(5,091)
Denominator:
Weighted-average shares outstanding, basic	62,779	11,270	19,223	11,238	589
Basic net income (loss) per share	$2.06	$(1.54)	$(1.54)	$(8.64)	$(8.64)
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) applicable to common stock	$129,569	$(17,402)	$(29,682)	$(97,148)	$(5,091)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares	—	(29,682)	—	(5,091)	—
Allocation of net income (loss) applicable to common stock	$129,569	$(47,084)	$(29,682)	$(102,239)	$(5,091)
Denominator:
Weighted-average shares outstanding used in basic computation	62,779	11,270	19,223	11,238	589
Add:
Assumed conversion of Class B to Class A shares	—	19,223	—	589	—
Restricted stock units	334	—	—	—	—
Weighted-average shares outstanding, diluted	63,113	30,493	19,223	11,827	589
Diluted net income (loss) per share:	$2.05	$(1.54)	$(1.54)	$(8.64)	$(8.64)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the years ended December 31, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 shares of new common stock were excluded from the above calculation for the year ended December 31, 2015, because certain market conditions have not been met. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

5. ASSETS HELD FOR SALE

On December 30 2015, the Company entered into an agreement to sell the 2004-built MR tanker Gener8 Consul for $17.5 million, gross proceeds. The transaction closed in the first quarter of 2016, resulting in proceeds (net of selling expenses) of $17.0 million. As a result of the expected sale in 2016, the Company recorded a loss of $0.5 million as Loss on impairment of vessels held for sale in the consolidated statement of operations. See Note 24, SUBSEQUENT EVENTS.

6. 2015 MERGER

On February 24, 2015, the Company entered into an Agreement and Plan of Merger (“2015 merger agreement”) with Gener8 Maritime Acquisition, Inc. (one of its wholly-owned subsidiaries, referred to as “Gener8 Acquisition”), Navig8 Crude Tankers, Inc. (“Navig8 Crude”) and each of the equityholders’ representatives named therein. Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude, with Navig8 Crude continuing as the surviving corporation and our wholly-owned subsidiary and being renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary.” Navig8 Crude’s former shareholders that are determined by the Company, based on certifications received by the Company from such shareholders following the closing of the 2015 merger, to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement are entitled to receive 0.8947 shares of our common stock for each common share of Navig8 Crude they owned immediately prior to the consummation of the transactions contemplated under the 2015 merger agreement. Navig8 Crude’s former shareholders that are not determined to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement (such as shareholders that are not “accredited investors”) are entitled to receive cash in an amount equal to the number of shares of the Company’s common stock such shareholder would have received multiplied by $14.348. Concurrently with the 2015 merger, the Company filed with the Registrar of Corporations of the Republic of the Marshall Islands its Third Amended and Restated Articles of Incorporation to, among other things, increase the Company’s authorized capital, reclassify the Company’s common stock into a single class of common stock and change the Company’s legal name to “Gener8 Maritime, Inc.”

The Company follows the guidance of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition after considering the following factors:

i)

Navig8 Crude’s assets at the date of the merger consisted almost exclusively of contracts for 14 VLCC newbuildings under construction and cash. The primary purpose for the merger was to acquire these newbuildings for the Company’s fleet. Delivery of these newbuildings is scheduled to occur over a period which began in the third quarter of 2015 and ending in the first quarter of 2017, and thus these newbuildings have had no operating history. The sole operating activities of Navig8 Crude since its inception were the chartering in of two vessels from a related party and the chartering out of such vessels to Navig8 Crude’s former sponsor’s VL8 pool. Navig8 Crude does not own the vessels, the vessels are not being acquired as part of the merger, and Navig8 Crude did not perform any of the processes relative to these vessels, as they were commercially managed by the VL8 pool and technical management was the responsibility of the vessels’ owner. One of these charters was a six month charter that terminated on July 9, 2014, well before the merger, and the other will expire in March 2016 with no option to renew. The Company does not consider the prior activity to be significant.

ii)

No employees, processes or operating vessels: Navig8 Crude has no employees, and the Company intends to outsource the commercial management of the newbuildings to one or more vessel pools once the completed vessels are delivered and will need to provide technical management to the vessels. Navig8 Crude does not have any processes of its own and no employees or operating vessels were transferred as part of the merger. Additionally, substantially all acquired assets are newbuildings that were under construction, without substantial additional capital to be provided by the Company, such assets are not capable of producing outputs.

The assets acquired through the 2015 merger primarily included 14 newbuilding VLCC vessels under construction, one time chartered-in VLCC vessel which is currently anticipated to expire in March 2016, and cash and cash equivalents. These assets were recorded on May 7, 2015 at cost, which approximates fair value, and the common stock issued on such date for the benefit of Navig8 Crude’s former shareholders was recorded based on costs of net assets acquired.

The assets acquired and the liabilities assumed from Navig8 Crude were recorded at cost, which approximates fair value, and included the following:

Cash and cash equivalents	$28,874
Due from Navig8 pools, net	1,877
Prepaid expenses and other current assets	2,435
Vessels under construction	435,417
Other assets (noncurrent)	3,037
Accounts payable and accrued expenses	(5,859)

Pursuant to the 2015 merger agreement, the Company deposited at the closing of the 2015 merger $4.5 million and 31,233,170 shares of its common stock into a trust account with Computershare Trust Company, N.A. for the benefit of Navig8 Crude’s shareholders. See Note 2, Common Stock.

Immediately following the consummation of the 2015 merger on May 7, 2015, the Company’s shareholders prior to the 2015 merger owned approximately 34.9 million, or 52.55%, of the shares of its common stock and Navig8 Crude’s shareholders prior to the 2015 merger owned approximately 31.5 million, or 47.45% of the shares of the Company’s common stock.

Until twenty-four months following the anniversary of the closing of the 2015 merger, the Company is required, subject to a maximum amount of $75.0 million and a deductible of $5.0 million, to indemnify and defend the pre-merger shareholders of General Maritime or the former shareholders of Navig8 Crude immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation shall be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss.

7. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the consolidated statements of cash flows items included in accounts payable and accrued expenses for the purchase of other fixed assets of $0 and $26 as of December 31, 2015 and December 31, 2014, respectively, and accrued but unpaid milestone and supervision payments of $106.0 million as of December 31, 2015. As of December 31, 2015, the Company also excluded from financing activities $60.9 million of recorded debt, related to the delivery of Gener8 Apollo. Such debt was funded by the Company’s bank into an escrow account prior to December 31, 2015. As such, $9.0 million, which was transferred to the Company in January 2016, is recorded as a component of prepaid expenses and other current assets, and $51.9 million, which was funded to the shipyard in January 2016, is recorded as escrow deposits as a component of other assets. Gener8 Apollo was delivered on January 6, 2016. Capitalized interest amounted to $35.2 million for the year ended December 31, 2015, out of which, $15.0 million has not been paid out as of December 31, 2015 ($1.0 million is included in Accounts payable and accrued expenses and $14.0 million, primarily representing PIK interest, is included in

Long‑term debt in the consolidated balance sheet). Capitalized interest amounted to $9.0 million for the year ended December 31, 2014, out of which, $2.3 million has not been paid out as of December 31, 2014.

Also excluded from investing and financing activities are the issuances of 31,465,989 shares of common stock related to the 2015 merger, as described in Note 6, 2015 MERGER and 483,970 shares of common stock issued as a commitment premium paid to the commitment parties under the equity purchase agreement entered into in connection with the 2015 merger valued at $6.0 million. Such amount was expensed as Other financing costs in 2015 when the equity purchase commitment expired.

8. DELIVERY OF VESSELS

Gener8 Strength

On October 29, 2015, Gener8 Strength LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Strength, a 2015-built VLCC newbuilding. Upon delivery, the Gener8 Strength entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. On October 23, 2015, the Company borrowed approximately $60.2 million under the Citibank Facility to fund the delivery of the Gener8 Strength, which was subsequently paid-off and re-financed by the proceeds from the Sinosure Credit Facility. The Company has made all shipyard installment payments and there is no outstanding payable balance as of December 31, 2015.

Gener8 Athena

On October 28, 2015, Gener8 Athena LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Athena, a 2015-built VLCC newbuilding. Upon delivery, the Gener8 Athena entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. On October 28, 2015, the Company borrowed approximately $62.9 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Athena. The Company has made all shipyard installment payments and there is no outstanding payable balance as of December 31, 2015.

Gener8 Neptune

On September 11, 2015, Gener8 Neptune,  a wholly-owned subsidiary of the Company, took delivery of the Gener8 Neptune, a 2015-built VLCC newbuilding. Upon delivery, the Gener8 Neptune entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. On September 11, 2015, the Company borrowed approximately $62.9 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Neptune. The Company has made all shipyard installment payments and there is no outstanding payable balance as of December 31, 2015.

9. DISPOSAL OF VESSELS AND VESSEL EQUIPMENT

During the year ended December 31, 2015, the Company recorded a loss on disposal of vessel and vessel equipment of $0.8 million. During the year ended December 31, 2014, the Company recorded a loss on disposal of vessels and vessel equipment of $8.7 million, of which $1.8 million related to the disposal of vessel equipment and $6.9 million related to the disposal of vessels. Losses on disposal of vessels include the cost of fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions. The loss on disposal of vessel equipment relates to replacement of steel and vessel equipment.

Out of the total loss on disposal of vessels of $6.9 million for the year ended December 31, 2014, $6.3 million was related to one vessel sold in July 2014. The vessel was approximately 16 years old at the time of sale and was sold to an unrelated third-party to satisfy the Company’s obligation under amendments to the Former Senior Secured Credit Facilities requiring the Company to cause its subsidiaries to sell two vessels. The other vessel was sold in October 2013. In addition, unamortized drydock costs of $2.5 million and undepreciated vessel equipment of $0.1 million relating to the vessel were also written off and included in the Loss on disposal of vessels and vessel equipment in the consolidated statement of operations.

10. VESSELS UNDER CONSTRUCTION

Vessels under construction consist of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
2014 Acquired VLCC Newbuildings:
SPV Stock Purchase	$162,683	$162,683
Installment payments	283,220	85,030
Accrued milestones and supervision payments	18,895	—
Drawing approval and site supervision fee	4,039	820
Others (initial agent fee, etc.)	2,687	90
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—
Acquisition-related costs	10,295	—
Installment payments	183,738	—
Accrued milestones and supervision payments	87,150	—
Others	3,110	—
Fair value of 2015 Warrant Agreement assumed (Note 21)	3,381	—
Fair value of 2015 Stock Options assumed (Note 21)	39	—
Capitalized interest expense	44,130	8,958
Vessel deliveries	(327,767)	—
Total	$911,017	$257,581

2014 Acquired VLCC Newbuildings

In March 2014, the Company entered into an agreement with Scorpio Tankers Inc. (“Scorpio”) and seven of its wholly-owned subsidiaries (“Scorpio Shipbuilding SPVs”) for the purchase of the outstanding common stock of the Scorpio Shipbuilding SPVs for an aggregate price of approximately $162.7 million (the “SPV Stock Purchase”).

As a result of the acquisition of the Scorpio Shipbuilding SPVs, the Company acquired ownership of shipbuilding contracts for seven VLCC tankers. As of December 31, 2015, 2 of such contracts were delivered to the Company. The aggregate remaining installment payments under the shipbuilding contracts acquired from Scorpio are $289.1 million, which are due in 2016.

If for any reason payments are not made when due, the Company’s subsidiary holding such contract could be liable for late payment interest at a rate per annum of six percent (6%) and could be liable for any additional damages, including liability for broker’s or supervision fees if the ship builder chooses to complete and sell, or to sell, the vessel to a third party following any default by the Company’s subsidiary. Additionally, any equipment provided to the ship builder as buyers’ supplies for installation by the ship builder on the vessels could be lost.

In connection with the original entry into such shipbuilding contract in December 2013, Scorpio agreed to guarantee (the “Scorpio Guarantees”) the performance of the seven Scorpio Shipbuilding SPV’s under the relevant shipbuilding contracts. In March 2014, a  subsidiary of the Company and Scorpio entered into an agreement pursuant to which such subsidiary, among other things, agreed to indemnify Scorpio to the extent that Scorpio was required to perform its obligations under the Scorpio Guarantees. Subsequently, the Scorpio Guarantees were released and discharged and replaced with new guarantees, issued by the Company in favor of the relevant shipbuilder in substantially the same form as the Scorpio Guarantees.

2015 Acquired VLCC Newbuildings

The Company is a party to newbuilding contracts for 14 VLCC tankers (together with shipbuilding contracts acquired from Scorpio discussed above, the “Acquired VLCC Newbuildings”) acquired through the 2015 merger with deliveries commencing the fourth quarter of 2015. The Company expects each of the 14 VLCC newbuildings to be delivered to a newly formed wholly-owned subsidiary, subject to agreement by the relevant shipyards, which the

Company expects to obtain prior to the delivery of the applicable newbuilding. As of December 31, 2015, the Company’s estimated commitments associated with these newbuildings through their expected delivery dates were approximately $803.0 million, of which $707.2 million and $95.8 million is due in 2016 and 2017, respectively. As the 2015 merger is accounted for as an asset acquisition, acquisition-related costs associated with the 2015 merger amounting to $10.3 million were capitalized and included in Vessels under construction as of December 31, 2015.

11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
Bunkers and lubricants	$5,746	$24,285
Escrow deposit - final installment for Gener8 Apollo	9,011	-
Insurance claims receivable	5,185	1,156
Prepaid insurance	2,965	1,904
Other	8,990	5,347
Total	$31,897	$32,692

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of December 31, 2015 and December 31, 2014, the portion of insurance claims receivable not expected to be collected within one year of $0.8 million and $4.7 million, respectively, is included in Other assets (non‑current) on the consolidated balance sheets. Other primarily represent advances to our third‑party technical managers and working capital related to Nave Quasar time charter.

12. OTHER FIXED ASSETS

Other fixed assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
Other fixed assets:
Furniture, fixtures and equipment	$1,059	$1,154
Vessel equipment	5,488	3,381
Computer equipment	649	312
Other	88	71
Total cost	7,284	4,918
Less: accumulated depreciation	(2,620)	(1,933)
Total	$4,664	$2,985

Leasehold improvements are depreciated over the shorter of the life of the assets (10 years) or the remaining term of the lease.

Depreciation of Other fixed assets for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $0.9 million and $0.7 million, respectively.

13. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
Escrow deposits	$51,915	$2,212
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charterers	1,546	1,546
Fresh start lease asset	1,319	1,518
Insurance claims	789	4,696
Total	$57,469	$11,872

As of December 31, 2015, escrow deposits primarily represent the final installment payments for Gener8 Apollo. See Note 24, Subsequent events.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
Accounts payable	$4,143	$33,747
Accrued milestone and supervision payments	105,895	—
Accrued operating expenses	20,608	15,707
Accrued administrative expenses	691	3,240
Accrued interest	1,911	76
Total	$133,248	$52,770

15. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2015	2014
$508M Credit Facility	$—	$414,680
$273M Credit Facility	—	241,581
Refinancing Facility	551,950	—
Korean Export Credit Facility	185,389	—
Senior Notes	156,829	140,903
Sinosure Credit Facility	62,886	—
Total	957,054	797,164
Less: current portion of long-term debt	(135,367)	—
Less: unamortized discount and debt issuance cost	(48,964)	(8,134)
Long-term debt less unamortized discount and debt issuance cost	$772,723	$789,030

During the years ended December 31, 2015, 2014 and 2013, the Company recorded interest expense, including amortization of debt issuance costs, debt discount and commitment fees, of $51.2 million (out of which $35.2 million was capitalized), $38.8 million (out of which $9.0 million was capitalized) and $34.6 million, respectively.

Former Senior Secured Credit Facilities

The “Former Senior Secured Credit Facilities” consisted of (i) the Third Amended and Restated Credit Agreement, dated as of May 17, 2012 (the “$508M Credit Facility”), among the Company, as parent, Gener8 Maritime Subsidiary IV Inc. (formerly known as General Maritime Subsidiary II Inc.), as borrower, Gener8 Maritime Subsidiary III Inc. (formerly known as Arlington Tankers Ltd.) and Gener8 Maritime Subsidiary II Inc. (formerly known as General Maritime Subsidiary Corporation and referred to herein as “Gener8 Maritime Sub II”), each as a guarantor, certain other subsidiaries of the Company, the lenders party thereto and Nordea Bank Finland PLC, New York Branch and (ii) the Second Amended and Restated Credit Agreement, dated as of May 17, 2012 (the “$273M Credit Facility”), among the Company, as parent, Gener8 Maritime Sub II, as borrower, Gener8 Maritime Subsidiary III Inc. and Gener8 Maritime Subsidiary IV Inc., each as a guarantor, and certain other Subsidiaries of the Company, the lenders party thereto and Nordea Bank Finland, PLC, New York Branch.

The Former Senior Secured Credit Facilities (as defined above) were fully repaid in September 2015 using the proceeds of the Refinancing Facility (as defined below) and available cash. For the years ended December 31, 2015, 2014 and 2013, interest expense (excluding amortization of deferred financing charges) incurred under the Former Senior Secured Credit Facilities amounted to $19.3 million, $28.3 million and $33.2 million, respectively.

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

The Refinancing Facility bears interest at a rate per annum based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 25 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of December 31, 2015, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels, 2 Panamax vessels and 1 Handymax vessel.

Gener8 Maritime Sub II is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments, the earliest installment of which was made on December 31, 2015. Gener8 Maritime Sub II is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as a sale for vessels held as collateral or total loss of a vessel.

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

For the year ended December 31, 2015, interest expense incurred under the Refinancing Facility amounted to $7.6 million.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea ( “KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”). As of December 31, 2015, approximately $770.0 million was available to borrow in aggregate under this facility to fund the remaining installment payments.

At or around the time of delivery of each of the VLCC newbuildings, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Each such loan is referred to herein as a “Korean Vessel Loan.” Each Vessel Loan will be allocated pro rata to each lender of the Commercial Tranche, KEXIM Guaranteed Tranche, KEXIM Funded Tranche and K-Sure Tranche based on their respective commitments, other than the Vessel Loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which will be fully funded by the lenders of the Commercial Tranche. As of December 31, 2015, the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary VIII Inc., (“Gener8 Maritime Sub VIII”) had borrowed $185.4 million to fund the delivery of Gener8 Neptune,  Gener8 Athena and Gener8 Apollo during 2015.

Each Korean Vessel Loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that Korean Vessel Loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that Korean Vessel Loan. KEXIM and K-Sure have the option of requiring prepayment of their respective tranches if the Commercial Tranche is not, upon its termination date, fully refinanced or renewed by the commercial lenders. Upon exercise of such option, all outstanding amounts under the relevant tranche must be repaid upon the termination date of the Commercial Tranche.

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

For the year ended December 31, 2015, interest expense incurred under the Korean Export Credit Facility amounted to $3.6 million, including commitment fees.

Senior Notes

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

On December 2, 2015, the Company entered into an amendment to the Note and Guarantee Agreement, dated as of December 2, 2015, by and among the parties to the Note and Guarantee Agreement. This amendment permits the Company to repurchase outstanding equity interests held by employees, former employees, directors and former directors (i) pursuant to certain stock option grant agreements and equity incentive plans and (ii) in an amount equal to the value of any withholding taxes in connection with the vesting of equity interests granted to employees, former employees, directors or former directors.

As of December 31, 2015 and 2014, the discount on the Senior Notes was $5.7 million and $6.3 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020. During the years ended December 31, 2015, 2014 and 2013, interest expense, including amortization of the discount, amounted to $16.5 million, $9.6 million and $0, respectively.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Citibank Facility

On October 21, 2015, the Company entered into a term loan facility (the “Citibank Facility”), dated as of October 21, 2015, by and among the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”); the Company as parent; the lenders party thereto; and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent in order to fund a portion of the remaining installment payments due under the shipbuilding contract for the Gener8 Strength, which was delivered on October 29, 2015. The Citibank Facility provides for term loans up to the aggregate approximate amount of $60.2 million, which were drawn on October 23, 2015. The loans under the Citibank Facility will mature on October 21, 2016, provided that if certain extension conditions are satisfied on or prior to the one-year anniversary of the effective date of the facility, the maturity date will be extended to October 21, 2020.

On December 30, 2015, the Company fully repaid the $60.7 million (including $0.5 million of interest expense) outstanding under the Citibank Facility using proceeds from the Sinosure Credit Facility. As a result, the Citibank Facility is no longer outstanding and all liens thereunder on the Gener8 Strength were released.

For the year ended December 31, 2015, interest expense incurred under the Citibank Facility amounted to $0.8 million.

Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility, dated as of November 30, 2015 (the “Sinosure Credit Facility”), by and among the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc., as borrower (“GNRT Sub VII” ); the Company, as the parent guarantor; the borrower’s four wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A., as bookrunner; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as facility agent and security agent; The Export-Import Bank of China (“CEXIM”); the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings owned by the Company being built at Chinese shipyards and to refinance the Citibank Facility. The Sinosure Credit Facility provides for term loans up to the aggregate approximate amount of $259.6 million.

At or around the time of delivery of each of the three VLCC newbuildings, a loan in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding will be available to be drawn under the Sinosure Credit Facility (each such loan a “Delivery Loan”). Each such Delivery Loan and the loan incurred to refinance the Citibank Facility loan is referred to in this report as a “Sinosure Vessel Loan.” Each Vessel Loan will be allocated pro rata to each lender based on its commitments. The Company’s ability to utilize funds obtained from a Delivery Loan is subject to the actual delivery of the vessel. Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan (the “Termination Date”).

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a Sinosure Vessel Loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Sinosure Credit Facility is secured on a first lien basis by a pledge of the Company’s interest in GNRT Sub VII, a pledge by GNRT Sub VII of its interests in its four wholly-owned subsidiaries owning or intended to own vessels or newbuildings (the “GNRT Sub VII Vessel Owning Subsidiaries”) and a pledge by such GNRT Sub VII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the GNRT Sub VII Vessel Owning Subsidiaries.  In addition, the Sinosure Credit Facility is secured by a pledge of certain of the Company’s and GNRT Sub VII Vessel Owning Subsidiaries’ respective bank accounts.

GNRT Sub VII is obligated to repay each Sinosure Vessel Loan in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable Sinosure Vessel Loan), each in an amount equal to 1 2/3% of such Vessel Loan, on each of March 21, June 21, September 21 and December 21 until the Termination Date. On the Termination Date, GNRT Sub VII is obligated to repay the remaining amount that is outstanding under each Sinosure Vessel Loan. GNRT Sub VII is also required to prepay Sinosure Vessel Loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by CEXIM and one other lender, upon a change of control.

A change of control will occur under the Sinosure Credit Facility if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of the board of directors of the Company. For example, since Mr. Brocklesby is not currently a member of the Board, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as directors of the Company for any reason. In the event of a change of control, CEXIM along with one other lender could elect to declare all amounts due under the Vessel Loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. This election may be made at any time following the occurrence of a change of control.

The Company is also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the Refinancing Facility.

The Company expects to fund a significant portion of the installment payments in respect of the remaining two VLCC newbuildings being built at Chinese shipyards through borrowings under one or more credit facilities with export credit insurance support from the Chinese Export & Credit Insurance Corporation the Company intends to enter into. However, there are no assurances that the Company will be able to enter into any such credit facilities, nor that it will be able to borrow any further amounts under the Sinosure Credit Facility.

Future principal repayment amounts of the Company’s outstanding debt for the next five years are as follows: 2016— $135.4 million, 2017— $124.5 million, 2018— $91.8 million, 2019—$91.8 million, 2020—$343.6 million and thereafter—$144.8 million.

As of December 31, 2015, the Company has aggregate future commitments to shipyards of $1,092.1 million and aggregate available borrowings under the above facilities of $1,029.9 million.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$157,535	$157,535	$147,303	$147,303
Restricted cash	1,425	1,425	660	660
Long-term debt, including current portion, excluding discount	957,054	906,639	797,164	776,350

The fair value of the Refinancing Facilities, Korean Export Credit Facility and the Sinosure Credit Facility as of December 31, 2015 was deemed to approximate the carrying value based on fact that the Company recently entered into these loan agreements in September 2015 and December 2015. The fair value of the Senior Notes, included above as a component of long-term debt, was based on quoted yields of bond indices and is classified within Level 3 of the fair value hierarchy.

The carrying amounts of the Company’s other financial instruments at December 31, 2015 and December 31, 2014 (principally restricted cash and cash equivalents) approximate fair value and are considered to be Level 1 items.

The fair value of a vessel held for sale (see Note 5, ASSETS held for sale) was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis (see Note 24, SUBSEQUENT events). Because sales of vessels occur infrequently, and as the sale of such asset was being negotiated around period end, the selling price is considered to be a Level  2 item.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	December 31, 2015			December 31, 2014
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$16,999	$16,999	$—	$—	$—	$—

17. VESSEL POOL ARRANGEMENTS

2011 VLCC Pool

During the second quarter of 2011, the Company agreed to enter five of its VLCCs into a commercial pool of VLCCs (the “2011 VLCC Pool”) managed by a third‑party company (“2011 VLCC Pool Operator”). Through March 31, 2012, the Genmar Vision, the Genmar Ulysses, the Genmar Zeus, the Genmar Hercules and the Genmar Victory were delivered into the 2011 VLCC Pool.

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

As each vessel entered the 2011 VLCC Pool, the Company was required to fund a working capital reserve of $2,000 per vessel, which was increased to $2,500 per vessel during the fourth quarter of 2012. This reserve was being accumulated over an eight‑month period via $250 per month being withheld from distributions of revenues earned. The 2011 VLCC Pool Operator is responsible for the working capital reserve for the two vessels it charters. For the five vessels delivered directly into the 2011 VLCC Pool by December 31, 2012, there is a working capital reserve of $1,900 as of December 31, 2015 and December 31, 2014. All five of these vessels left the 2011 VLCC Pool by the end of May 2013, while the Company continues to own and operate these vessels. These five vessels have receivables from the 2011 VLCC Pool, including the working capital reserve, amounting to $3,446, which is recorded on the consolidated balance sheet as Other assets, as of December 31, 2015 and December 31, 2014 for undistributed earnings and bunkers onboard the vessels when they entered into the 2011 VLCC Pool and certain other advances made by the Company on behalf of the vessels in the 2011 VLCC Pool.

See Note 22, Commitments and Contingencies, for a discussion regarding a dispute on balances due from the 2011 VLCC Pool.

Unique Tankers Pool

On November 29, 2012, Unique Tankers LLC, a wholly‑owned subsidiary of the Company (“Unique Tankers”), entered into an Agency Agreement (the “Unique Agency Agreement”) with Unipec UK Company Limited (“Unipec”) for purposes of establishing and operating a pool of tanker vessels (the “Unique Pool”) to be employed in the worldwide carriage or storage of crude oil, fuel oil or other products. Pursuant to the Unique Agency Agreement, Unique Tankers is jointly managed by Gener8 Maritime Management LLC, a wholly‑owned subsidiary of the Company (“GMM”), and Unipec through a pool committee (the “Unique Pool Committee”).

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

Subject to the direction of the Unique Pool Committee, GMM act as Unique Pool manager, providing administrative services to Unique Tankers. GMM also overseas, monitor and assist with, as requested, commercial management of the Unique Pool Vessels. GMM is entitled to receive a fixed fee per day for each Unique Pool Vessel for such services. All such fees have been eliminated in consolidation. For the years ended December 31, 2015 and 2014, all of the vessels in the Unique Pool were owned by the Company. Pursuant to the Unique Agency Agreement, Unipec acted as the exclusive commercial manager of the Unique Pool Vessels, and as compensation received a certain percentage of the gross voyage revenues obtained by each Unique Pool Vessel (the “Unique Agency Fee”). For the years ended December 31, 2015 and 2014, the Unique Agency Fee amounted to $2,169 and $2,733 respectively. The Unique Agency Fee is included in Voyage Expenses on the consolidated statements of operations.

As of December 31, 2014, seventeen of the Company’s vessels were chartered into the Unique Pool. For the years ended December 31, 2015, 2014 and 2013, voyage revenue associated with the Unique Pool amounted to $186,711, $291,028 and $228,517, respectively. Voyage revenue associated with the Unique Pool is included in the consolidated statements of operations as a component of Spot charter revenues.

On May 7, 2015, the Company delivered to Unipec a notice of termination under certain of its pool-related agreements between Unipec and Unique Tankers, including the Unique Agency Agreement. As of December 31, 2015, none of the Company’s vessels were deployed in the Unique Pool.

Navig8 Pools

The Company employs all of its VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time charters, in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In June 2015, certain of the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries (but not the subsidiaries for the Gener8 Victory and Gener8 Vision) entered into pool agreements with VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of December 31, 2015. See Note 20, Related Party Transactions, for a description of the pool arrangements with these related parties.

18. LEASE COMMITMENTS

In 2004, the Company entered into a 15‑year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight‑line rental expense is $161, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2020. During the years ended December 31, 2015, 2014 and 2013, the Company recorded expense associated with this lease of $2.0 million, $1.8 million and $1.8 million, respectively.

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $182 per month. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2016— $1.5 million, 2017— $1.5 million, 2018— $1.5 million, 2019—$1.5 million, 2020—$1.7 million and thereafter—$10.4 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of December 31, 2015 and December 31, 2014, the Company had an outstanding letter of credit of $1.4 million and $0.7 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.4 million and $0.7 million as of December 31, 2015 and December 31, 2014, respectively.

19. CLOSING OF PORTUGAL OFFICE

The Company announced the closing of its Portugal office to its employees on April 29, 2014. As of December 31, 2015, the Portugal office was officially closed and the Company incurred approximately $5.6 million, total one‑time charges associated with the closing, including severance of $4.7 million. The Company outsources the management of the vessels that have been managed by the Portugal office to a third‑party ship manager with its principal office in Mumbai, India. Management commenced the change of management of the vessels in May 2014 and completed the change in November 2014.

For the years ended December 31, 2015 and 2014, costs incurred associated with the closing of the Portugal office amounted to $0.5 million and $5.1 million, respectively, and are included in Closing of Portugal office on the consolidated statements of operations. As of December 31, 2015 and December 31, 2014, a balance of $0 and $1.1 million, respectively, remains outstanding and is included in Accounts payable and accrued expenses on the consolidated balance sheets.

Closing of
Portugal
Office
Balance as of January 1, 2015	$1,127
Expenses accrued	507
Amount paid	(1,520)
Foreign currency revaluation	(114)
Balance as of December 31, 2015	$—

20. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

VL8 Pool

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of December 31, 2015, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels Inc.

Each of the Company’s VLCC newbuilding or vessel owning subsidiaries (other than for the Genmar Victory and for the Gener8 Vision) entered into a pool agreement with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 pool. VL8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. allocates the revenue of VL8 pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to the pool agreement, the Company is required to pay an administration fee of $325.00 per day per vessel.

As of December 31, 2015, eight of the Company’s owned VLCC vessels have entered into the VL8 pool; additionally, one chartered-in VLCC vessel (Nave Quasar), which operates under a time charter anticipated to expire in March 2016, was also deployed in the VL8 pool. During the years ended December 31, 2015, the Company earned net pool distributions of $75.9 million from VL8 Pool and these amounts are included in Navig8 pool revenues on the consolidated statement of operations. As of December 31, 2015, a balance of $17.3 million is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

Nave Quasar is chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited at a gross daily rate of $26, and the pool earnings are subject to a 50% profit share with Navig8 Inc. for earnings above $30 per day. For the year ended December 31, 2015, the related expense amounted to $11.3 million, and are included in Navig8 charterhire expenses on the consolidated statement of operations. The Company’s estimated commitments, as of December 31, 2015, excluding any amounts which may be due pursuant to profit share after December 31, 2015, through the expected re-delivery date of Nave Quasar, aggregate approximately $1.8 million, which is payable in 2016.

Suez8 Pool

Each of the Company’s Suezmax vessel owning subsidiaries entered into pool agreements with V8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters.V8 Pool Inc. allocates the revenue of Suez8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement, the Company is required to pay an administration fee of $325.00 per day per vessel.

As of December 31, 2015, eleven of the Company’s Suezmax vessels have entered into the Suez8 pool. During the year ended December 31, 2015, the Company earned net pool distributions of $52.4 million, from Suez8 pool and these amounts are included in Navig8 pool revenues on the consolidated statement of operations. As of December 31, 2015, a balance of $15.5 million is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

V8 Pool

Each of the Company’s Aframax vessel owning subsidiaries entered into a pool agreement in June 2015 with V8 Pool Inc., a subsidiary of Navig8 Limited and the operator of the V8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. allocates the revenue of the V8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement, the Company is required to pay an administration fee of $250.00 per day per vessel.

As of December 31, 2015, four of the Company’s Aframax vessels have entered into the V8 pool. During the year ended December 31, 2015, the Company received net pool distributions from the V8 pool of $21.3 million, and these amounts are included in Navig8 pool revenues on the consolidated statement of operations. As of December 31, 2015, a balance of $5.3 million is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

Working Capital at Navig8 Pools

The Company is required to provide working capital of $1,500 to VL8 Pool Inc. upon delivery of each vessel into the VL8 pool; and to provide working capital of $1,000 and $750 to V8 Pool Inc. upon delivery of each vessel into the Suez8 pool and V8 pool, respectively. As of December 31, 2015, the working capital associated with the Company’s owned vessels entered into the VL8 pool, Suez8 pool, and V8 pool aggregated to $26 million and is included in Working capital at Navig8 pools on the consolidated balance sheet as noncurrent assets. In addition, the working capital contribution to the VL8 pool for Nave Quasar (the chartered-in vessel) of $1.8 million is included in Prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2015, as the time charter is expiring in March 2016.

Navig8 Supervision Agreement

The Company has entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. Supervision fees incurred during the period from May 8, 2015 (post-merger) to December 31, 2015 was $1.0 million, and $4.2 million remained outstanding as of December 31, 2015.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged with the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the year ended December 31, 2015, Navig8 billed the Company a total of $0.8 million, for corporate administration fees. A payable balance of $0.1 million remained outstanding as of December 31, 2015.

Other Related Party Transactions

During the years ended December 31, 2015, 2014 and 2013, the Company incurred office expenses totaling approximately $7, $11 and $6, respectively, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of December 31, 2015 and 2014, a balance due from P C Georgiopoulos & Co., LLC of approximately $7 and $14, respectively, remains outstanding.

The Company incurred fees for legal services aggregating $0, $81 and $27 during the years ended December 31, 2015, 2014 and 2013,  respectively, due to the father of Mr. Georgiopoulos. As of December 31, 2015 and December 31, 2014, there was no balance due to the father of Mr. Georgiopoulos.

The Company incurred certain business, travel, and entertainment costs totaling $111, $102 and $133, during the years ended December 31, 2015, 2014 and 2013, respectively,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of December 31, 2015 and 2014, a balance due from Genco of $8 and $53, respectively, remains outstanding.

Genco made available certain of its employees who performed internal audit services for the Company for which the Company was invoiced $0, $84 and $140, during the years ended December 31, 2015, 2014 and 2013, respectively based on actual time spent by the employees. As of December 31, 2015 and 2014, a balance of $0 and $12, respectively, remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $8.2 million, $17.1 million and $11.8 million, during the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, a balance of $0.8 million and $0.6 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer is on the board of directors of Aegean. During the second half year of 2014, Aegean chartered one of the Company’s voyages (no such transactions occurred during fiscal 2015). As of December 31, 2015 and 2014, a balance of $0 and $0.3 million, respectively, remains outstanding. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended December 31, 2015, 2014 and 2013, for $0.2 million, $0.2 million and $30, respectively. As of December 31, 2015 and 2014, a balance of $4 and $5, respectively, remains outstanding.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $60, $45 and $0, respectively, during the years ended December 31, 2015, 2014 and 2013, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. No balances remain outstanding as of December 31, 2015 and 2014.

During 2013, the Company assigned certain payments associated with bunker supply contracts with third‑party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One board member of the Company is employed by Oaktree Capital Management, L.P. Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P. The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $1.0 million, $3.4 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and this amount is included in Voyage expenses on the consolidated statement of operations. As of December 31, 2015 and 2014, the balance due to Oaktree Principal Bunker Holdings Ltd. of $0 and $14.3 million, respectively, remains outstanding, and is included in Accounts payable and accrued expenses on the consolidated balance sheets.

The Company purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $6.5 million, $8.6 million and $0, for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, there was no balance due to Integr8 Fuels Inc.

Amounts due from the related parties described above as of December 31, 2015 and 2014 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2015 and 2014 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

21. STOCK‑BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the years ended December 31, 2015, 2014 and 2013, amortization of the fair value of these stock options was $1.2 million, $1.2 million and $1.4 million, respectively, which is included in the Company’s consolidated statements of operations as a component of general and administrative expense.

The following table summarizes all stock option activity for the years ended December 31, 2015, 2014 and 2013:

Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value
(‘000)
Outstanding, January 1, 2013	515,493	$38.26	$18.22
Granted	—
Exercised	—
Forfeited	(171,831)
Outstanding, December 31, 2013	343,662	$38.26	$18.22
Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2014	343,662	$38.26	$18.22
Granted	—
Exercised	—
Forfeited	(343,662)	$38.26	$18.22
Outstanding, December 31, 2015	—

The following table summarizes certain information about the stock options outstanding as of December 31, 2014:

	Options Outstanding,			Options Exercisable,
	December 31, 2014			December 31, 2014
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Options	Exercise Price	Contractual Life	Options	Exercise Price
(‘000)
$38.26	343,662	$38.26	7.4	—	—

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share,  vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The RSUs were included in determining the diluted net income per share for the year ended December 31, 2015. The RSUs were not included, prior to issuance, in determining the basic net income per share for fiscal 2015 since there are certain circumstances, although remote, in which certain shares would not be issued. On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. As of December 31, 2015, 44,919 RSUs were forfeited and 953,279 shares are remaining to be issued in future years, following the vesting date for each increment.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $22.0 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For fiscal 2015, compensation expense of $11.9 million in connection with the RSUs is included in the Company’s consolidated statements of operations as a component of general and administrative expense. Future amortization for the following years are: 2016 — $5.7 million, 2017— $2.8 million, and 2018— $1.1 million.

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

The aggregate fair value of the 2015 Navig8 warrant agreement totaled $3.4 million at its grant date on May 7, 2015. As these warrants were assumed by the Company in conjunction with the 2015 merger, the fair value of these warrants at the date of the 2015 merger was included as part of vessel acquisition costs within Vessels-under-construction as of December 31, 2015. The fair value was calculated using a valuation model to which Monte Carlo simulations and the Black-Scholes option pricing model were applied.

On May 17, 2012, the Company entered into a warrant agreement, each warrant is exercisable at a price of $42.50 at any time for a period of five years through May 17, 2017. The 309,296 warrants to purchase an aggregate total of 1,431,520 shares of New Common Stock were issued under the warrant agreement. The fair value of each of the Warrants is $15.95, derived using a term of five years, volatility of 55% (representing the five-year volatility of a peer group), a risk-free interest rate of 0.74% and a dividend rate of 0%. The aggregate fair value of the Warrants is $4.9 million and is a disclosure item only in these consolidated financial statements as they were considered in the opening equity value of the Company on May 12, 2012. The Warrant Agreement provides holders of the Warrants with cashless exercise rights. The Warrant Agreement also provides for, among other things, redemption rights, anti-dilution protection and transfer restrictions, as set forth in the agreement.

The following is summary of the status of the Company’s warrants as of December 31, 2015:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	fair
	Warrants	Price	Life (Years)	value
(‘000)
Outstanding, January 1, 2015	—	n/a	n/a	n/a
Granted	1,600	$11.18	0.90	$3,381
Exercised	—
Forfeited	—
Outstanding, December 31, 2015	1,600	$11.18	0.25	$3,381

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

The fair value of the stock options was calculated by using the Black-Scholes option pricing model. As these stock options were assumed by the Company in conjunction with the 2015 merger, the fair value of these stock options at the date of the 2015 merger of $39 was included as part of vessel acquisition costs within Vessels-under-construction as of December 31, 2015.

22. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 18, Lease commitments,  for lease commitments and Note 10,  Vessel under construction, for vessel purchase commitments.

GENMAR PROGRESS

In August 2007, an oil sheen was discovered and reported by shipboard personnel in the vicinity of the Genmar Progress, in Guayanilla Bay, Puerto Rico. Subsequently, the U.S. Coast Guard formally designated the Genmar Progress as a source of the pollution incident. In October 2010, the United States, GMR Progress, LLC, and General Maritime Management (Portugal) L.d.A. executed a Joint Stipulation and Settlement Agreement. Pursuant to the terms of this agreement, the United States agreed to accept $6.3 million in full satisfaction of oil spill response costs of the Coast Guard and certain natural damage assessment costs incurred through the date of settlement. The settlement had been paid in full by the vessel’s protection & indemnity underwriters.

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico, or the “Trustees,” submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.8 million plus interest, which remains subject to approval by the federal court in Puerto Rico and other customary requirements. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified. Submissions in this arbitration have closed.

As of December 31, 2015 and December 31, 2014, an amount due from the 2011 VLCC Pool of $3.4 million was included in Other assets (noncurrent).

ATLAS CHARTER DISPUTE

On April 22, 2013, GMR Atlas LLC, a vessel owning subsidiary of the Company, submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association a claim for declaratory relief as to the proper construction of certain provisions of a charterparty contract (the “Atlas Charterparty”) between GMR Atlas LLC and, the party chartering a vessel from GMR Atlas LLC (the “Atlas Claimant”) relating to, among other things, customer vetting eligibility. The Atlas Claimant is an affiliate of the 2011 VLCC Pool Operator. The Atlas Claimant initially counterclaimed (the “Initial Atlas Claims”) for repayment of hire and other amounts paid under the Atlas Charterparty during the period from July 22, 2012 to November 4, 2012 and also asserted claims for interests and costs. GMR Atlas LLC provided security for those claims, plus amounts in respect of interest and costs, in the sum of $3.5 million pursuant to an escrow agreement (the “Escrow Account”). The Initial Atlas Claims were dismissed with prejudice to the extent they were for repayment of hire or other amounts paid prior to October 26, 2012 and this dismissal is no longer subject to appeal.

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in arbitration. Both parties have exchanged lists of documents for standard disclosure and copies of the documents to be disclosed. The next stage will be the exchange of witness statements of fact and the preparation of an expert report for exchange.

23. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers, or “ASU 2014‑09,” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015‑02, Amendments to the Consolidation Analysis, which focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This new standard simplifies consolidation accounting by reducing the number of consolidation models and providing incremental benefits to stakeholders. In addition, the new standard places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related‑party guidance when determining a controlling financial interest in a variable interest entity (a “VIE”), and changes consolidation conclusion for public and private companies in several industries that typically make use of limited partnerships or VIEs. This standard will be effective for annual reporting periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The Company believes that this standard update will have no impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities in annual and interim periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-03 provides for retroactive application, and upon transition, applicable disclosures for a change in an accounting principle would be provided, including the transition method, a description of the prior period information that has been retroactively adjusted, and the effect of the change on the applicable financial statement line items. The Company elected to early adopt this ASU in the fourth quarter of 2015. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. Adoption of the ASU resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets. See Note 1, Basis of presentation and summary of significant accounting policies.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after its effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe that this standard update will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

24. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2015 for recognition or disclosure purposes. Based on this evaluation, from January 1, 2016 through the date of this report, which represents the date the consolidated financial statements were available to be issued, no material events have been identified other than the following:

Sale of Vessels

As of December 31, 2015, as described above in Note 5, Assets held for sale, the Company classified the Gener8 Consul as held for sale. On February 17, 2016, the sale was finalized and the Company received $17.5 million in cash and paid $0.5 million of related commission.

Vessel Deliveries

Gener8 Apollo

On January 5, 2016, Gener8 Apollo LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Apollo, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Apollo entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. As of December 31, 2015, the Company borrowed approximately $60.8 million (of which $9.0 million of cash received in January 2016 and $51.8 million, was sent directly to the shipyard and classified as prepaid expenses and other current assets and Other assets, respectively, in the consolidated balance sheet as of December 31, 2015) under the Korean Export Credit Facility to fund the delivery of the Gener8 Apollo. At the time of the delivery, the Company has made all shipyard installment payments and there is no outstanding payable balance.

Gener8 Supreme

On January 6, 2016, Gener8 Supreme LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Supreme, 2016-built VLCC newbuilding. Upon delivery, the Gener8 Supreme entered into the VL8 Pool pursuant to a pool agreement dated October 22, 2015. On January 6, 2016, the Company borrowed approximately $62.6 million under the Sinosure Credit Facility to fund the delivery of the Gener8 Supreme. The Company has made all shipyard installment payments and there is no outstanding payable balance as of January 6, 2016.

Gener8 Ares

On January 22, 2016, Gener8 Ares LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Ares, 2016-built VLCC newbuilding. Upon delivery, the Gener8 Ares entered into the VL8 Pool pursuant to a pool agreement dated December 18, 2016. On January 22, 2016, the Company borrowed approximately $61.1 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Ares. The Company has made all shipyard installment payments and there is no outstanding payable balance as of January 22, 2016.

Gener8 Hera

On February 24, 2016, Gener8 Hera LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Hera, 2016-built VLCC newbuilding. Upon delivery, the Gener8 Hera entered into the VL8 Pool pursuant to a pool agreement dated December 18, 2015. On February 24, 2016, the Company borrowed approximately $60.5 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Hera. The Company has made all shipyard installment payments and there is no outstanding payable balance as of February 24, 2016.

25. Quarterly Financial Data (Unaudited)

(In thousands except per share amounts)	2015 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$121,402	$116,480	$89,291	$102,760
Operating income	38,665	29,436	33,490	50,408
Net income	30,919	19,901	33,228	45,521

Income per common share
Basic	$0.93	$0.38	$0.41	$0.55
Diluted	$0.93	$0.38	$0.40	$0.55

Weighted Average Shares Outstanding - basic (1)
Common shares	—	52,919	81,758	82,280
Class A	11,270	—	—	—
Class B	22,003	—	—	—

Weighted Average Shares Outstanding - diluted (1)
Common shares	—	52,940	82,479	82,778
Class A	33,273	—	—	—
Class B	22,003	—	—	—

	2014 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$123,282	$83,325	$92,973	$92,829
Operating income (loss)	14,792	(26,209)	(6,598)	573
Net income (loss)	7,461	(33,284)	(14,282)	(6,979)

Income (loss) per common share
Basic	$0.32	$(1.05)	$(0.43)	$(0.21)
Diluted	$0.32	$(1.05)	$(0.43)	$(0.21)

Weighted Average Shares Outstanding - basic
Class A	11,270	11,270	11,270	11,270
Class B	12,178	20,423	22,003	22,003

Weighted Average Shares Outstanding - diluted
Class A	23,448	31,694	33,273	33,273
Class B	12,178	20,423	22,003	22,003

(1)

On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock.

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2015, the Company placed the majority of its vessels in the Navig8 Group commercial vessel pools (for further details, see Note 17, Vessel pool arrangements, to the consolidated financials). As a result, a significant portion of the Company’s shipping revenue were derived from these pools during this period. Therefore, the Company implemented new procedures and related controls in respect of this new business process. These procedures and controls were concluded to have been effective during this period and did not result in a material adverse impact to the Company’s internal control over financial reporting. There have been no other changes during the most recent fiscal year in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 (the “2016 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2016 Proxy Statement and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gener8maritime.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of Gener8 Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2016 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of Gener8 Maritime’s common stock by certain persons is set forth in the 2016 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain transactions of Gener8 Maritime is set forth in the 2016 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2016 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at end of Fiscal Years 2015 and 2014

Consolidated Statements of Operations for Fiscal Years 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (loss) for Fiscal Years 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for Fiscal Years 2015, 2014 and 2013

Consolidated Statements of Cash Flows for Fiscal Years 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes.

3. Exhibits Required to be Filed by Item 60l of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENER8 MARITIME, INC.

Date:	March 21, 2016	By:	/s/ Leonard J. Vrondissis
			Name:	Leonard J. Vrondissis
			Title:	Chief Financial Officer, Secretary and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2016
Peter C. Georgiopoulos

/s/ Leonard J. Vrondissis	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 21, 2016
Leonard J. Vrondissis

/s/ Ethan Auerbach	Director	March 21, 2016
Ethan Auerbach

/s/ Nicolas Busch	Director	March 21, 2016
Nicolas Busch

/s/ Dan Ilany	Director	March 21, 2016
Dan Ilany

/s/ Adam Pierce	Director	March 21, 2016
Adam Pierce

/s/ Roger Schmitz	Director	March 21, 2016
Roger Schmitz

/s/ Steven D. Smith	Director	March 21, 2016
Steven D. Smith

EXHIBIT INDEX

Exhibit Number	Description
2.1

Second Amended Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among General Maritime Corporation, Arlington Tankers Ltd., Arlington Tankers, LLC, Companion Ltd., Compatriot Ltd., Concept Ltd., Concord Ltd., Consul Ltd., Contest Ltd., GMR Administration Corp., General Maritime Investments LLC, General Maritime Management LLC, General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation, General Maritime Subsidiary NSF Corporation, General Product Carriers Corporation, GMR Agamemnon LLC, GMR Ajax LLC, GMR Alexandra LLC, GMR Argus LLC, GMR Atlas LLC, GMR Chartering LLC, GMR Concept LLC, GMR Concord LLC, GMR Constantine LLC, GMR Contest LLC, GMR Daphne LLC, GMR Defiance LLC, GMR Elektra LLC, GMR George T LLC, GMR GP LLC, GMR Gulf LLC, GMR Harriet G LLC, GMR Hercules LLC, GMR Hope LLC, GMR Horn LLC, GMR Kara G LLC, GMR Limited LLC, GMR Maniate LLC, GMR Minotaur LLC, GMR Orion LLC, GMR Phoenix LLC, GMR Poseidon LLC, GMR Princess LLC, GMR Progress LLC, GMR Revenge LLC, GMR Spartiate LLC, GMR Spyridon LLC, GMR St. Nikolas LLC, GMR Star LLC, GMR Strength LLC, GMR Trader LLC, GMR Trust LLC, GMR Ulysses LLC, GMR Zeus LLC, Victory Ltd. and Vision Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

2.2

Agreement and Plan of Merger, dated as of February 24, 2015, by and among General Maritime Corporation, Gener8 Maritime Acquisition Inc., Navig8 Crude Tankers, Inc. and each of the Equityholders’ Representatives named therein (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

3.1	Amended and Restated Articles of Incorporation of Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)
3.2	Bylaws of Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)
4.2

Warrant Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Computershare Shareowner Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

4.3

Global Warrant Certificate, dated May 17, 2012, held by The Depository Trust Company for the benefit of Cede & Co. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

4.4

First Amended and Restated Warrant Instrument, made on February 24, 2015, by Navig8 Crude Tankers, Inc. and General Maritime Corporation in favor of Navig8 Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.1

Gener8 Maritime, Inc. 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.2

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.3

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.4

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.5

Shareholders’ Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.6

Second Amended and Restated Registration Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.7

Equity Purchase Agreement, dated as of February 24, 2015, by and between General Maritime Corp., Navig8 Crude Tankers, Inc. and each of the Commitment Parties thereto, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.8

Form of Shareholder Support and Voting Agreement, dated as of February 24, 2015, by and among Navig8 Crude Tankers, Inc., General Maritime Corporation, and the Shareholders party thereto (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.9

Note and Guarantee Agreement, dated as of March 28, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P., including Form of Note (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.10

Amendment No. 1 to the Note and Guarantee Agreement, dated as of May 13, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.11

Amendment No. 2 and Waiver to the Note and Guarantee Agreement, dated as of January 26, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.12

Amendment No. 3 to the Note and Guarantee Agreement, dated as of April 30, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.13

Master Agreement, dated as of March 18, 2014, by and among STI Glasgow Shipping Company Limited, STI Edinburgh Shipping Company Limited, STI Perth Shipping Company Limited, STI Dundee Shipping Company Limited, STI Newcastle Shipping Company Limited, STI Cavaliere Shipping Company Limited, STI Esles Shipping Company Limited, VLCC I Acquisition Corporation and Scorpio Tankers Inc., as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.14

Deed of Guarantee, dated as of March 25, 2014, by and between VLCC Acquisition I Corporation and Scorpio Tankers, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.15

Subsidiary Guarantee, dated as of May 13, 2014, by VLCC Acquisition I Corporation, STI Glasgow Shipping Company Limited, STI Edinburgh Shipping Company Limited, STI Perth Shipping Company Limited, STI Dundee Shipping Company Limited, STI Newcastle Shipping Company Limited, STI Cavaliere Shipping Company Limited and STI Esles Shipping Company Limited in favor of certain noteholders of General Maritime Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.16

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Cavaliere Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.17

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Dundee Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.18

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Edinburgh Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.19

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Esles Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.20

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Glasgow Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.21

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Newcastle Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.22

Share Purchase Agreement, dated as of March 21, 2014, by and between Scorpio Tankers Inc. and VLCC Acquisition I Corporation with respect to STI Perth Shipping Company Limited, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.23

Shipbuilding Contract, dated December 20, 2013 by and between STI Cavaliere Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S777 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.24

Shipbuilding Contract, dated December 13, 2013, by and between STI Dundee Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5407 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.25

Amendment No. 1, dated as of March 10, 2014, to that certain Shipbuilding Contract by and between STI Dundee Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5407 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.26

Shipbuilding Contract, dated December 13, 2013, by and between STI Edinburgh Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5405 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.27

Amendment No. 1, dated as of March 10, 2014, to that certain Shipbuilding Contract by and between STI Edinburgh Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5405 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.28

Shipbuilding Contract, dated December 20, 2013, by and between STI Esles Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S778 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.29

Shipbuilding Contract, dated December 13, 2013, by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.30

Amendment No. 1, dated as of March 10, 2014, to that certain Shipbuilding Contract by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.31

Shipbuilding Contract, dated December 13, 2013, by and between STI Newcastle Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5408 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.32

Amendment No. 1, dated as of March 10, 2014, to that certain Shipbuilding Contract by and between STI Newcastle Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5408 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.33

Shipbuilding Contract, dated December 13, 2013, by and between STI Perth Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5406 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.34

Amendment No. 1, dated as of March 10, 2014, to that certain Shipbuilding Contract by and between STI Perth Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5406 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.35

Letter of Guarantee, dated as of December 23, 2013, by ABN AMRO Bank N.V. in favor of STI Cavaliere Shipping Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.36

Advice of Amendment of Guarantee, dated as of March 13, 2014, by ABN AMRO Bank N.V. to STI Cavaliere Shipping Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.37

Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor of STI Dundee Shipping Company Limited by The Export‑Import Bank of Korea (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.38

Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor of STI Edinburgh Shipping Company Limited by The Export‑Import Bank of Korea (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.39

Letter of Guarantee, dated as of December 23, 2013, by ABN AMRO Bank N.V. in favor of STI Esles Shipping Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.40

Advice of Amendment of Guarantee, dated as of March 13, 2014, by ABN AMRO Bank N.V. to STI Esles Shipping Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.41

Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor of STI Glasgow Shipping Company Limited by The Export‑Import Bank of Korea (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.42

Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor of STI Newcastle Shipping Company Limited by The Export‑Import Bank of Korea (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.43

Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor of STI Perth Shipping Company Limited by The Export‑Import Bank of Korea (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.44

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.45

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.46

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.47

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.48

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.49

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.50

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.51

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.52

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.53

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.54

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2794 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.55

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2795 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.56

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.57

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.58

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.59

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.60

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.61

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.62

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2794, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.63

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2795, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.64

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.65

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.66

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.67

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.68

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.69

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.70

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.71

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.72

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.73

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.74

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.75

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.76

Irrevocable Letter of Guarantee, dated as of April 11, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0137, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.77

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.78

Irrevocable Letter of Guarantee, dated as of April 13, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0138, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.79

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.80

Corporate Administration Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Asia Pte Ltd, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.81

Project Structuring Agreement, dated as of December 17, 2013, by and between Navig8 Limited and Navig8 DMCC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.82

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. S768, S769, S770 and S771, as amended to include Hull Nos. 2794 and 2795 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.83

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. H1355, H1356, H1357 and H1358, as amended to include Hull Nos. H1384 and H1385 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.84

Agreement for Plan Approval and Construction Supervision, dated of March 25, 2014, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. NTP0137 and NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.85

Agency Agreement, dated as of November 30, 2012, by and between Unique Tankers LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.86

Option Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.87

Exclusivity Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.88

Pool Participation Agreement, dated as of December 3, 2012, by and between Unique Tankers LLC and General Maritime Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.89

Variation Agreement, dated as of November 7, 2014, by and among Unipec UK Company Limited, General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.90

Variation Agreement, dated as of March 18, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.91

Variation Agreement, dated as of March 19, 2015, by and between General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.92

Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.93

BIMCO Standard Ship Management Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers 1 Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull No. S768, as amended (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.94

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.95

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.96

Stock Option Grant Agreement, dated as of July 8, 2014, by and between Navig8 Crude Tankers Inc. and L. Spencer Wells (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.97

Indemnification Agreement, dated as of July 16, 2014, by and between Nicolas Busch and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.98

Indemnification Agreement, dated as of July 16, 2014, by and between Dan Ilany and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.99

Indemnification Agreement, dated as of July 16, 2014, by and between Roger Schmitz and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.100

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.101

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.102

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Funds II, BlackRock High Yield Bond Portfolio (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.103

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.104

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.105

Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.106

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.107

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Co‑Investors LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.108

Letter of Intent, dated as of May 6, 2015, by and between Korea Trade Insurance Corporation and Citibank NA, London Branch (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.109

Letter of Interest, dated as of May 4, 2015, by and between The Export‑Import Bank of Korea and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.110

Letter of Interest for Buyer’s Credit Insurance, dated as of May 8, 2015, by and between China Export & Credit Insurance Corporation and Citibank NA (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.111

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.112

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”) (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.113

Commitment Letter, dated as of June 12, 2015, by and among Nordea Bank Finland plc, New York Branch, Citibank, N.A., DNB Markets, Inc., DNB Capital LLC, DVB Bank SE, Skandinaviska Enskilda Banken AB (publ) and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.114

Variation Agreement, dated as of June 12, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.115

Disclosure Letter Agreement, dated June 12, 2015, by and among Gener8 Maritime, Inc., Navig8 Limited, VL8 Pool Inc., V8 Pool Inc., VL8 Management Inc. and Navig8 Asia Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.116

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Peter C. Georgiopoulos (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.117

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Sean Bradley (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.118

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.119

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.120

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.121

Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-204402)

10.122

Credit Agreement, dated as of September 3, 2015, among Gener8 Maritime, Inc., as Parent, Gener8 Maritime Subsidiary II Inc., as Borrower, various lenders party thereto and Nordea Bank Finland PLC, New York Branch, as Facility Agent and Collateral Agent. (Incorporated by reference to the Company’s current report on Form 8-K, filed on September 17, 2015)

10.123

Amendment No. 4 and Consent to the Note and Guarantee Agreement, dated as of September 8, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.124

Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 17, 2015)

10.125

Credit Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc. as Parent, Gener8 Maritime Subsidiary VII Inc. as Borrower, the lenders party thereto, and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.126

Amendment No. 5 and Consent to the Note and Guarantee Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2015)

10.127

Shipbuilding Contract Novation Agreement dated September 2, 2015 by and between Daewoo Shipbuilding & Marine Engineering Co., Ltd., as Builder, STI Glasgow Shipping Company Limited, as Original Buyer and Gener8 Neptune LLC, as New Buyer to Shipbuilding Contract, dated December 13, 2013 by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015)

10.128

Corporate Guarantee, dated as of September 2, 2015 by Gener8 Maritime, Inc. in favor of Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015)

10.129

Supplemental Letter, dated as of September 7, 2015, by The Export-Import Bank of Korea, in respect of Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor Gener8 Neptune LLC by The Export-Import Bank of Korea (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015)

10.130

Pool Participation Agreement, dated as of September 3, 2015, by and between VL8 Pool Inc. and Gener8 Neptune LLC with respect to the “Gener8 Neptune” (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015)

10.131

Pool Participation Agreement, dated as of October 22, 2015, by and between VL8 Pool Inc. and Gener8 Strength LLC with respect to the “Gener8 Strength” (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2015)

10.132

Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc. as Borrower; The Companies listed in Part A of Schedule 1 as joint and several Owner Guarantors and joint and several Hedge Guarantors; Gener8 Maritime, Inc. as Parent Guarantor; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch as Global Co-ordinators; Citibank, N.A. as Bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch as Mandated Lead Arrangers; The Banks and Financial Institutions listed in Part B of Schedule 1 as Original Lenders; The Banks and Financial Institutions listed in Part C of Schedule 1 as Hedge Counterparties; Citibank, N.A., London Branch as ECA Co-ordinator and ECA Agent; and Nordea Bank Finland Plc, New York Branch as Facility Agent and Security Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 7, 2015)

10.133

Amendment No. 6 to the Note and Guarantee Agreement, dated as of December 2, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 7, 2015)

10.134	Pool Participation Agreement, dated as of December 18, 2015, by and between VL8 Pool Inc. and Gener8 Andriotis LLC with respect to the “Gener8 Andriotis”
10.135

Supplemental Agreement entered into on December 28, 2015 to the Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc. as Borrower; The Companies listed in Part A of Schedule 1 as joint and several Owner Guarantors and joint and several Hedge Guarantors; Gener8 Maritime, Inc. as Parent Guarantor; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch as Global Co-ordinators; Citibank, N.A. as Bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch as Mandated Lead Arrangers; The Banks and Financial Institutions listed in Part B of Schedule 1 as Original Lenders; The Banks and Financial Institutions listed in Part C of Schedule 1 as Hedge Counterparties; Citibank, N.A., London Branch as ECA Co-ordinator and ECA Agent; and Nordea Bank Finland Plc, New York Branch as Facility Agent and Security Agent.

10.136	Amendment No. 7 and Waiver to the Note and Guarantee Agreement, dated as of February 17, 2016, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto
10.137

Shipbuilding Contract Novation Agreement dated January 8, 2016 by and between Hyundai Samho Heavy Industries Co., Ltd., as Builder, STI Cavaliere Shipping Company Limited, as Original Buyer and Gener8 Constantine LLC, as New Buyer to Shipbuilding Contract, dated December 20, 2013 by and between STI Cavaliere Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd., with respect to Hull No. S777

10.138	Performance Guarantee, dated as of January 8. 2016 by Gener8 Maritime, Inc. in favor of Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S777
21.1	Subsidiaries of Gener8 Maritime, Inc.
23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101

101The following materials from Gener8 Maritime, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*    Furnished Herewith