Form 10-Q
period 2016-03-31
Gener8 Maritime, Inc.
filed 2016-05-11
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 9, 2016:

Common Stock, par value $0.01 per share 82,679,922 shares

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

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

March 31, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,504	$157,535
Due from charterers, net	6,509	13,611
Due from Navig8 pools, net	46,538	38,086
Assets held for sale	—	16,999
Prepaid expenses and other current assets	22,565	31,897
Total current assets	232,116	258,128
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $162,683 and $147,129, respectively	1,615,018	1,086,877
Vessels under construction	682,492	911,017
Other fixed assets, net	5,490	4,664
Deferred drydock costs, net	16,965	17,875
Working capital at Navig8 pools	26,967	26,000
Restricted cash	1,427	1,425
Goodwill	26,291	26,291
Other assets	5,926	57,469
Total noncurrent assets	2,380,576	2,131,618
TOTAL ASSETS	$2,612,692	$2,389,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,051	$133,248
Long-term debt, current portion	151,220	135,367
Total current liabilities	243,271	268,615
NONCURRENT LIABILITIES:
Long-term debt	1,011,008	821,687
Less unamortized discount and debt financing costs	(52,410)	(48,964)
Long-term debt less unamortized discount and debt financing costs	958,598	772,723
Other noncurrent liabilities	713	647
Total noncurrent liabilities	959,311	773,370
TOTAL LIABILITIES	1,202,582	1,041,985
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
New common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,679,922 shares at March 31, 2016 and December 31, 2015	827	827
Paid-in capital	1,511,116	1,509,688
Accumulated deficit	(102,563)	(163,421)
Accumulated other comprehensive income	730	667
Total shareholders’ equity	1,410,110	1,347,761
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,612,692	$2,389,746

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2016 AND 2015

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015
VOYAGE REVENUES:
Navig8 pool revenues	$113,031	$—
Time charter revenues	7,231	6,030
Spot charter revenues	3,782	115,372

Total voyage revenues	124,044	121,402

OPERATING EXPENSES:
Voyage expenses	2,357	45,894
Direct vessel operating expenses	24,529	20,897
Navig8 charterhire expenses	3,270	—
General and administrative	8,088	4,624
Depreciation and amortization	17,481	10,999
Loss on disposal of vessels and vessel equipment	135	131
Closing of Portugal office	—	192

Total operating expenses	55,860	82,737

OPERATING INCOME	68,184	38,665

OTHER EXPENSES:
Interest expense, net	(7,295)	(7,427)
Other financing costs	(2)	—
Other (expense) income, net	(29)	(319)
Total other expenses	(7,326)	(7,746)
NET INCOME	$60,858	$30,919

INCOME PER COMMON SHARE:
Basic	$0.74	$0.93
Diluted	$0.74	$0.93

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three MONTHS ENDED march 31, 2016 AND 2015

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2016	2015

Net income	$60,858	$30,919
Other comprehensive income:
Foreign currency translation adjustments	63	263

Comprehensive income	$60,921	$31,182

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE three MONTHS ENDED march 31, 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	60,858	—	60,858
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	1,428	—	—	1,428
Balance as of March 31, 2016	$827	$1,511,116	$(102,563)	$730	$1,410,110

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three MONTHS ENDED march 31, 2016 AND 2015

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,858	$30,919
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of vessels and vessel equipment	135	131
Payment-in-kind interest expense	4,242	2,642
Depreciation and amortization	17,481	10,999
Amortization of fair value of related-party chartered-in vessel	427	—
Amortization of deferred financing costs	2,573	187
Stock-based compensation expense	1,428	242
Provision for bad debts	1,864	1,624
Changes in assets and liabilities:
(Increase) decrease in due from charterers	5,238	(5,284)
Increase in due from Navig8 pools	(8,452)	—
Decrease in prepaid expenses and other current and noncurrent assets	60,448	4,242
Increase in working capital at Navig8 pools	(967)	—
Decrease in accounts payable and other current and noncurrent liabilities	(9,621)	(4,540)
Deferred drydock costs incurred	(790)	(1,871)
Net cash provided by operating activities	134,864	39,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of Acquired VLCC Newbuildings	(338,684)	(19,560)
Payment of capitalized interest	(6,872)	(2,215)
Proceeds from sale of vessels	16,925	—
Purchase of vessel improvements and other fixed assets	(2,240)	(1,078)
Net cash used in investing activities	(330,871)	(22,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities and senior notes	244,083	—
Repayments of credit facilities	(43,151)	—
Payments of professional fees in connection with IPO	—	(449)
Deferred financing costs paid	(6,019)	—
Net cash provided by financing activities	194,913	(449)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	63	382
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,031)	16,371
CASH AND CASH EQUIVALENTS, beginning of period	157,535	147,303
CASH AND CASH EQUIVALENTS, end of period	$156,504	$163,674
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$5,108	$4,655

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at March 31, 2016 consisted of thirty two tankers in operation (fifteen Very Large Crude Carriers (“VLCCs”), eleven Suezmax tankers, four Aframax tankers, two Panamax tankers, and thirteen newbuilding VLCCs under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2015. The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to accounting principles generally accepted in the United States of America, is presented below.

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

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At March 31, 2016 and December 31, 2015, the Company has a reserve of approximately $7.6 million and $5.8 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $0.4 million and $0.5 million as of both March 31, 2016 and December 31, 2015, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS, NET—Vessels, net is stated at cost, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. Depreciation expense of vessel assets for the three months ended March 31, 2016 and 2015 totaled $15.6 million and $9.6 million respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the three months ended March 31, 2016 and 2015, the Company capitalized interest expense associated with vessels under construction of $9.8 million and $3.5 million, respectively.

OTHER FIXED ASSETS, NET— Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

GOODWILL—The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of March 31, 2016 and December 31, 2015 was $26.3 million. It was determined that there was no indicator of goodwill impairment during the three months ended March 31, 2016 and 2015.

IMPAIRMENT OF LONG‑LIVED ASSETS—The Company follows FASB ASC 360‑10‑05, Accounting for the Impairment or Disposal of Long‑Lived Assets, which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis. It was determined that there was no indicator of impairment for any vessel for the three months ended March 31, 2016 and 2015.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, amortization was $1.7 million and $1.1 million, respectively. Accumulated amortization as of March 31, 2016  and December 31, 2015 was $10.5 million and $8.8 million, respectively.

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

DEFERRED FINANCING COSTS, NET—Deferred financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense. Amortization for the three months ended March 31, 2016 and 2015 was $2.4 million and $0.2 million, respectively. During the year ended December 31, 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s condensed consolidated balance sheets.

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

INTEREST EXPENSE, NET—The Company follows the provisions of FASB ASC 835-20-30, Capitalization of Interest, to capitalize interest cost as part of the historical cost of acquiring certain assets.

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

NET INCOME PER SHARE— Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. As of March 31, 2016, the Company had placed the majority of its vessels in the Navig8 Group commercial vessel pools. As a result, a significant portion of the Company’s shipping revenue were derived from these pools during this period. During the three months ended March 31, 2016, the Company earned approximately 91.1% from Navig8 Group pools.

The Company maintains substantially all of its cash and cash equivalents with two financial institutions. Substantially all of the Company’s cash balances are not covered by insurance in the event of default by these financial institutions.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the condensed consolidated statements of operations as components of general and administrative expenses or other expense depending on the nature of the transactions to which they relate.

TAXES—The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to voyages that do not begin or end in the U.S. The Company is generally not subject to state and local income taxation. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. However, as a result of change in ownership of the Company, effective May 17, 2012, the Company no longer qualified for an exemption pursuant to Section 883 of the Code, making the Company subject to U.S. federal gross transportation tax on its shipping income that is derived from voyages that begin or end in the U.S., retroactive to the beginning of 2012. As a result of the Company’s Initial Public Offering (“IPO”), the Company in 2015 again qualified for an exemption from U.S. federal gross transportation tax pursuant to Section 883 of the Code on all of its shipping income (including income attributable to voyages that begin or end in the U.S.). During the three months ended March 31, 2016 and 2015, the Company recorded gross transportation tax of $0 and $0.3 million, respectively, as a component of voyage expenses.

RECENT ACCOUNTING PRONOUNCEMENTS— In April 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the effect of adoption on its financial statements and related disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its financial statements and related disclosures.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $67.7 million and $106.0 million for the period ended March 31, 2016 and December 31, 2015, respectively. Capitalized interest amounted to $9.8 million for the three months ended March 31, 2016, out of which, $3.0 has not been paid out as of March 31, 2016 (which is included in Long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $3.5 million for the three months ended March 31, 2015.

3. INCOME PER COMMON SHARE

The computation of basic income per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted income per common share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
	New Common Stock	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income applicable to common stock	$60,858	$10,473	$20,446
Denominator:
Weighted-average shares outstanding, basic	82,680	11,270	22,003
Basic net income per share	$0.74	$0.93	$0.93
Diluted net income per share:
Numerator:
Allocation of net income applicable to common stock	$60,858	$10,473	$20,446
Reallocation of net income as a result of assumed conversion of Class B to Class A shares	n/a	20,446	—
Allocation of net income applicable to common stock	$60,858	$30,919	$20,446
Denominator:
Weighted-average shares outstanding used in basic computation	82,680	11,270	22,003
Add:
Assumed conversion of Class B to Class A shares	n/a	22,003	—
Restricted stock units	—	—	—
Weighted-average shares outstanding, diluted	82,680	33,273	22,003
Diluted net income per share	$0.74	$0.93	$0.93

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. As a result of the conversion in 2015, and since both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2016 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the three months ended March 31, 2015, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 shares of new common stock were also excluded from the above calculation for the three months ended March 31, 2016, because certain market conditions have not been met.

Additionally, on June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will vest in tranches on December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The RSUs were excluded in determining the diluted net income per share for the three months ended March 31, 2016, because the impact is anti-dilutive.

4. 2015 MERGER

On February 24, 2015, the Company entered into an Agreement and Plan of Merger (“2015 merger agreement”) with Gener8 Maritime Acquisition, Inc. (one of its wholly-owned subsidiaries, referred to as “Gener8 Acquisition”), Navig8 Crude Tankers, Inc. (“Navig8 Crude”) and each of the equityholders’ representatives named therein. Pursuant to the 2015 merger agreement, Gener8 Acquisition merged with and into Navig8 Crude (the “2015 merger”), with Navig8 Crude continuing as the surviving corporation and our wholly-owned subsidiary and being renamed Gener8 Maritime Subsidiary Inc. or “Gener8 Subsidiary.” Navig8 Crude’s former shareholders that are determined by the Company, based on certifications received by the Company from such shareholders following the closing of the 2015 merger, to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement are entitled to receive 0.8947 shares of our common stock for each common share of Navig8 Crude they owned immediately prior to the consummation of the transactions contemplated under the 2015 merger agreement. Navig8 Crude’s former shareholders that are not determined to be permitted to receive shares of the Company’s common stock pursuant to the Securities Act under the 2015 merger agreement (such as shareholders that are not “accredited investors”) are entitled to receive cash in an amount equal to the number of shares of the Company’s common stock such shareholder would have received multiplied by $14.348. Concurrently with the 2015 merger, the Company filed with the Registrar of Corporations of the Republic of the Marshall Islands its Third Amended and Restated Articles of Incorporation to, among other things, increase the Company’s authorized capital, reclassify the Company’s common stock into a single class of common stock and change the Company’s legal name to “Gener8 Maritime, Inc.”

The Company follows the guidance of FASB ASC, Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition.

The assets acquired through the 2015 merger primarily included 14 newbuilding VLCC vessels under construction, one time chartered-in VLCC vessel, the time charter for which expired in March 2016, and cash and cash equivalents. These assets were recorded on May 7, 2015 at cost, which approximates fair value, and the common stock issued on such date for the benefit of Navig8 Crude’s former shareholders was recorded based on costs of net assets acquired.

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

Until twenty-four months following the anniversary of the closing of the 2015 merger, the Company is required, subject to a maximum amount of $75.0 million and a deductible of $5.0 million, to indemnify and defend the pre-merger shareholders of General Maritime or the former shareholders of Navig8 Crude, immediately prior to the 2015 merger, in respect of certain losses arising from inaccuracies or breaches in the representations and warranties of, or the breach prior to the closing of the 2015 merger by, Navig8 Crude and General Maritime, respectively. Any amounts payable pursuant to such indemnification obligation will be satisfied by the issuance of shares of our common stock with a fair market value equal to the amount of the indemnified loss.

5. DELIVERY OF VESSELS

Gener8 Apollo

On January 5, 2016, Gener8 Apollo LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Apollo, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Apollo entered into the VL8 Pool. As of March 31, 2016, the Company borrowed approximately $59.6 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Apollo. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of the Gener8 Apollo.

Gener8 Supreme

On January 6, 2016, Gener8 Supreme LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Supreme, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Supreme entered into the VL8 Pool. As of March 31, 2016, the Company borrowed approximately $62.6 million under the Sinosure Credit Facility to fund the delivery of the Gener8 Supreme. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of the Gener8 Supreme.

Gener8 Ares

On January 22, 2016, Gener8 Ares LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Ares, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Ares entered into the VL8 Pool. As of March 31, 2016, the Company borrowed approximately $61.1 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Ares. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of the Gener8 Ares.

Gener8 Hera

On February 24, 2016, Gener8 Hera LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Hera, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Hera entered into the VL8 Pool. As of March 31, 2016, the Company borrowed approximately $60.5 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Hera. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of the Gener8 Hera.

Gener8 Success

On March 22, 2016, Gener8 Success LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Success, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Success entered into the VL8 Pool. As of March 31, 2016, the Company borrowed approximately $59.9 million under the Sinosure Credit Facility to fund the delivery of the Gener8 Success. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Success.

6. DISPOSAL OF VESSELS AND VESSEL EQUIPMENT

On December 30 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul for $17.5 million, gross proceeds. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

During both periods the three months ended March 31, 2016 and 2015, the Company recorded a loss on disposal of vessel equipment of $0.1 million. Losses on disposal of vessels include the cost of fuel consumed to deliver the vessels to their point of sale, as well as legal costs and commissions. The loss on disposal of vessel equipment relates to replacement of steel and vessel equipment.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Bunkers and lubricants	$6,531	$5,746
Escrow deposit - final installment for Gener8 Apollo	—	9,011
Insurance claims receivable	5,808	5,185
Prepaid insurance	2,488	2,965
Other	7,738	8,990
Total	$22,565	$31,897

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of March 31, 2016 and December 31, 2015, the portion of insurance claims receivable not expected to be collected within one year of $1.1 million and $0.8 million, respectively, is included in Other assets (non‑current) on the condensed consolidated balance sheets. Other primarily represents advances to our third‑party technical managers.

8. VESSELS UNDER CONSTRUCTION

Vessels under construction consist of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$241,674	$162,683
Installment payments	175,728	283,220
Accrued milestones and supervision payments	—	18,895
Drawing approval and site supervision fee	350	4,039
Others (initial agent fee, etc.)	—	2,687
2015 Acquired VLCC Newbuildings:
Vessels	518,023	435,417
Acquisition-related costs	10,295	10,295
Installment payments	162,473	183,738
Accrued milestones and supervision payments	67,745	87,150
Others	—	3,110
Fair value of 2015 Warrant Agreement assumed	3,381	3,381
Fair value of 2015 Stock Options assumed	39	39
Capitalized interest	45,195	44,130
Vessel deliveries	(542,411)	(327,767)
Total	$682,492	$911,017

In March 2014, the Company acquired seven newbuilding contracts for VLCC tankers from Scorpio Tankers Inc. (the “2014 Acquired VLCC Newbuildings”) in a stock purchase transaction (“SPV Stock Purchase”).  Additionally,  the Company acquired 14 newbuilding contracts for VLCC tankers from Navig8 Crude in connection with the 2015 merger (the “2015 Acquired VLCC Newbuildings,” and together with the 2014 Acquired VLCC Newbuildings, the “Acquired VLCC Newbuildings”). As of March 31, 2016, the Company’s estimated commitments associated with the Acquired VLCC Newbuildings through their expected delivery dates were approximately $753.9 million, of which $658.1 million and $95.8 million is due in the remaining period of 2016 and 2017, respectively.

During the three months ended March 31, 2016 and in accordance with their newbuilding contracts, three of the 2014 Acquired VLCC Newbuilding were delivered to the Company. As of March 31, 2016, two additional 2014 Acquired VLCC Newbuildings are scheduled to be delivered during 2016.

During the three months ended March 31, 2016 and in accordance with their newbuilding contracts, two of the 2015 Acquired VLCC Newbuildings were delivered to the Company. As of March 31, 2016, eleven additional 2015 Acquired VLCC Newbuilding are scheduled to be delivered during the remaining period of 2016 and early 2017.

See Note 20,  Subsequent Events for a discussion regarding the delivery of additional vessels.

9. fair value of financial instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$156,504	$156,504	$157,535	$157,535
Restricted cash	1,427	1,427	1,425	1,425
Long-term debt, including current portion, excluding discount	1,162,228	1,111,257	957,054	906,639

The fair value of the Refinancing Facility, Korean Export Credit Facility and the Sinosure Credit Facility as of March 31, 2016 and December 31, 2015 was deemed to approximate the carrying value based on fact that the Company recently entered into these loan agreements in September 2015 and December 2015, as applicable. The fair value of the Senior Notes, included above as a component of long-term debt, was based on quoted yields of bond indices and is classified within Level 3 of the fair value hierarchy.

The carrying amounts of the Company’s other financial instruments at March 31, 2016 and December 31, 2015 (principally restricted cash and cash equivalents) approximate fair value and are considered to be Level 1 items.

On December 30 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	March 31, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$—	$—	$—	$16,999	$16,999	$—

10. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Escrow deposits	$80	$51,915
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charterers	1,546	1,546
Fresh start lease asset	1,285	1,319
Insurance claims	1,115	789
Total	$5,926	$57,469

As of December 31, 2015, escrow deposits primarily represented the final installment payments for Gener8 Apollo. The Gener8 Apollo was delivered in January 2016 (see Note 5, DELIVERY of vessels).

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Accounts payable	$6,377	$4,143
Accrued milestone and supervision payments (1)	67,745	105,895
Accrued operating expenses	15,843	20,608
Accrued administrative expenses	1,856	691
Accrued interest	230	1,911
Total	$92,051	$133,248

(1)	Represent the amounts due for construction milestone and supervision installment payments under contracts related to the Acquired VLCC Newbuildings.

12. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Refinancing Facility	$513,591	$551,950
Korean Export Credit Facility	303,283	185,389
Senior Notes	161,071	156,829
Sinosure Credit Facility	184,283	62,886
Total	1,162,228	957,054
Less: current portion of long-term debt	(151,220)	(135,367)
Less: unamortized discount and debt issuance cost	(52,410)	(48,964)
Long-term debt less unamortized discount and debt issuance cost	$958,598	$772,723

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility (the “Refinancing Facility”) to refinance its former senior secured credit facilities. The Refinancing Facility provides for term loans up to the aggregate approximate amount of $581.0 million, which have been fully drawn. The loans under the Refinancing Facility will mature on September 3, 2020. The Refinancing Facility bears interest at a rate per annum based on London Interbank

Offered Rate (“LIBOR”) plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Company is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments which commenced on September 3, 2015. The Company is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as the sale of a vessel held as collateral or total loss of a vessel.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts in respect of 15 of the Acquired VLCC Newbuildings being built at Korean shipyards. As of March 31, 2016, the Korean Export Credit Facility funded the delivery of 5 of these newbuildings.

The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”).

Borrowings under each term loan will be available to be incurred at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. The Company’s ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. Each loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Company is obligated to repay the Commercial Tranche of each loan in 20 equal consecutive quarterly installments (excluding a final balloon payment equal to 2/3 of the applicable loan) of such loan and is obligated to repay the other tranches of each loan in 48 equal consecutive quarterly installments. The Company is also required to prepay the loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control of the Company.

Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of four of the Acquired VLCC Newbuildings being built at Chinese shipyards. As of March 31, 2016, the Sinosure Credit Facility funded the delivery of 3 of these newbuildings. The Sinosure Credit Facility provides for term loans up to the aggregate approximate amount of $259.6 million.

Borrowings under each term loan will be available to be incurred at or around the time of delivery of each newbuilding funded by the Sinosure Credit Facility in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. The Company’s ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Company is obligated to repay each loan under the Sinosure Credit Facility in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable loan), each in an amount equal to 1 2/3% of such loan, on each of March 21, June 21, September 21 and December 21 until the loan’s maturity date. On the respective maturity date, the Company is obligated to repay the remaining amount that is outstanding under each loan. The Company is also required to prepay the loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control of the Company.

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a Note and Guarantee Agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of March 31, 2016 and December 31, 2015, the discount on the Senior Notes was $5.5 million and $5.7 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense

Interest expense, net consist of the following (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense, net
Refinancing Facility	$(5,766)	$—
Korean Export Credit Facility	(1,724)	—
Senior Notes	(4,296)	(3,900)
Sinosure Credit Facility	(875)	—
Fully repaid credit facilities	—	(6,909)
Amortization of deferred financing costs	(2,573)	(187)
Capitalized interest	9,847	3,545
Commitment fees	(1,933)	—
Interest income	25	24
Interest expense, net	$(7,295)	$(7,427)

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also requires the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of March 31, 2016, the Company was in compliance with all such covenants that were in effect on such date.

The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement. The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility permit the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under these facilities’ minimum cash balance and collateral maintenance tests subject to a limit of 50% of consolidated net income earned by the Company after the date of the respective facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the respective facility. It may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and repay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

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

The subsidiaries of the Company which own the Genmar Poseidon and the Genmar Atlas entered into time charters with a subsidiary company of the 2011 VLCC Pool Operator which in turn delivered those vessels into the 2011 VLCC Pool in July 2011. These two time charters were at market related rates, subject to a floor of $15 thousand per day and a 50% profit share above $30 thousand per day. The Genmar Atlas and the Genmar Poseidon time charters were terminated and the vessels were removed from the 2011 VLCC Pool in October 2012 and June 2013, respectively.

As each vessel entered the 2011 VLCC Pool, the Company was required to fund a working capital reserve of $2.0 million per vessel, which was increased to $2.5 million per vessel during the fourth quarter of 2012. This reserve was being accumulated over an eight‑month period via $250 thousand per month being withheld from distributions of revenues earned. The 2011 VLCC Pool Operator is responsible for the working capital reserve for the two vessels it charters. For the five vessels delivered directly into the 2011 VLCC Pool by December 31, 2012, there is a working capital reserve of $1.9 million as of March 31, 2016 and December 31, 2015. All five of these vessels left the 2011 VLCC Pool by the end of May 2013, while the Company continues to own and operate these vessels. These five vessels have receivables from the 2011 VLCC Pool, including the working capital reserve, amounting to $3.5 million, which is recorded on the condensed consolidated balance sheet as Other assets, as of March 31, 2016 and December 31, 2015 for undistributed earnings and bunkers onboard the vessels when they entered into the 2011 VLCC Pool and certain other advances made by the Company on behalf of the vessels in the 2011 VLCC Pool.

See Note 19, Commitments and Contingencies for discussion regarding a dispute on balances due from the 2011 VLCC Pool.

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

Subject to the direction of the Unique Pool Committee, GMM acts as Unique Pool manager, providing administrative services to Unique Tankers. GMM also oversees, monitors and assists with, commercial management of the Unique Pool Vessels. GMM is entitled to receive a fixed fee per day for each Unique Pool Vessel for such services. All such fees have been eliminated in consolidation. For the three months ended March 31, 2016 and 2015, all of the vessels in the Unique Pool were owned by the Company. Pursuant to the Unique Agency Agreement, Unipec acted as the exclusive commercial manager of the Unique Pool Vessels, and as compensation received a certain percentage of the gross voyage revenues obtained by each Unique Pool Vessel (the “Unique Agency Fee”). For the three months ended March 31, 2016 and 2015, the Unique Agency Fee amounted to $0 and $0.8 million, respectively. The Unique Agency Fee is included in Voyage Expenses on the condensed consolidated statements of operations.

On May 7, 2015, the Company delivered to Unipec a notice of termination under certain of its pool-related agreements between Unipec and Unique Tankers, including the Unique Agency Agreement. As of March 31, 2016, none of the Company’s vessels were deployed in the Unique Pool.

Navig8 Pools

The Company employs all of its VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time and spot charters, in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In 2015, certain of the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries (but not the subsidiaries for the Gener8 Victory and Gener8 Vision) entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of March 31, 2016. See Note 16, Related Party Transactions, for a description of the pool arrangements with these related parties.

14. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $0.2 million per month. During the three months ended March 31, 2016 and 2015, the Company recorded expense associated with this lease of $0.5 million and $0.4 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2016— $1.0 million (from April 1, 2016), 2017— $1.5 million, 2018— $1.5 million, 2019—$1.5 million, 2020—$1.7 million and thereafter—$10.4 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of March 31, 2016 and December 31, 2015, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.4 million as of March 31, 2016 and December 31, 2015.

15. CLOSING OF PORTUGAL OFFICE

The Company announced the closing of its Portugal office to its employees on April 2014. As of December 31, 2015, the Portugal office was officially closed and the Company incurred approximately $5.6 million, in one‑time charges associated with the closing, including severance of $4.7 million. The Company outsources the management of the vessels that have been managed by the Portugal office to a third‑party ship manager with its principal office in Mumbai, India. Management commenced the change of management of the vessels in May 2014 and completed the change in November 2014.

For the three months ended March 31, 2016 and 2015, costs incurred associated with the closing of the Portugal office amounted to $0 million and $0.2 million, respectively, and are included in Closing of Portugal office on the condensed consolidated statements of operations. The Company concluded the closure of our Portugal office during the fourth quarter of 2015.

16. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

VL8 Pool

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc. (the VL8 pool manager), V8 Management, Inc., V8 Pool Inc. (the V8 pool and Suez8 pool manager) and Integr8 Fuels Inc.

In 2015, each of the Company’s VLCC then-existing newbuilding or vessel owning subsidiaries (other than for the Gener8 Victory and Gener8 Vision) entered into a pool agreement with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 pool. VL8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. allocates the revenue of VL8 pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement the Company is required to pay an administration fee of $325.00 per day per vessel.

As of March 31, 2016, thirteen of the Company’s owned VLCC vessels have entered into the VL8 pool. During the three months ended March 31, 2016, the Company earned net pool distributions of $62.5 million from VL8 Pool and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of March 31, 2016 and December 31, 2015, a balance of $24.8 million and $17.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. For the three months ended March 31, 2016, the related expense amounted to $3.3 million, and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Suez8 Pool

In 2015, each of the Company’s Suezmax vessel owning subsidiaries entered into pool agreements with V8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the Suez8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters.V8 Pool Inc.

allocates the revenue of Suez8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement, the Company is required to pay an administration fee of $325.00 per day per vessel.

As of March 31, 2016, eleven of the Company’s Suezmax vessels have entered into the Suez8 pool. During the three months ended March 31, 2016, the Company earned net pool distributions of $37.4 million, from Suez8 pool and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of March 31, 2016 and December 31, 2015, a balance of $16.8 million and $15.5 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

V8 Pool

In 2015, each of the Company’s Aframax vessel owning subsidiaries entered into a pool agreement with V8 Pool Inc., a subsidiary of Navig8 Limited and the operator of the V8 pool. V8 Pool Inc. acts as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. V8 Pool Inc. allocates the revenue of the V8 pool vessels between all the pool participants based on pool results and pre-determined allocation method. Pursuant to the pool agreement, the Company is required to pay an administration fee of $250.00 per day per vessel.

As of March 31, 2016, four of the Company’s Aframax vessels have entered into the V8 pool. During the three months ended March 31, 2016, the Company received net pool distributions from the V8 pool of $9.2 million, and these amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of March 31, 2016 and December 31, 2015, a balance of $5.0 million and $5.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

Working Capital at Navig8 Pools

The Company is required to provide working capital of $1.5 million to VL8 Pool Inc. upon delivery of each vessel into the VL8 pool; and to provide working capital of $1.0 million and $0.8 million to V8 Pool Inc. upon delivery of each vessel into the Suez8 pool and V8 pool, respectively. During the first quarter of 2016, Navig8 Group revised the working capital requirements of the Navig8 pools whereby participants provide working capital of $1.0 million, $0.8 million and $0.7 million to VL8 Pool Inc. in respect of theVL8 pool, V8 Pool Inc. in respect of the Suez8 pool and V8 Pool Inc. in respect of the V8 pool, respectively, for each applicable vessel delivered into the pool.

As of March 31, 2016 and December 31, 2015, the working capital associated with the Company’s owned vessels entered into the VL8 pool, Suez8 pool, and V8 pool aggregated to $27.0 million and $26.0 million, respectively, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three months ended March 31, 2016, the Company recorded supervision fees of $0.3 million, and $3.9 million remained outstanding as of March 31, 2016.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three months ended March 31, 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million for corporate administration fees. A payable balance of $0.1 million remained outstanding as of March 31, 2016.

Other Related Party Transactions

During the three months ended March 31, 2016 and 2015, the Company incurred office expenses totaling $2.0 thousand, during each period, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of March 31, 2016 and December 31, 2015, a balance due from P C Georgiopoulos & Co., LLC of $9.0 thousand and $7.0 thousand, respectively, remains outstanding.

The Company incurred fees for legal services aggregating $0 and $2 thousand, during the three months ended March 31, 2016 and 2015, respectively, due to the father of Mr. Georgiopoulos. As of March 31, 2016 and December 31, 2015, there was no balance due to the father of Mr. Georgiopoulos.

The Company incurred certain business, travel, and entertainment costs totaling $24 thousand and $30 thousand, during the three months ended March 31, 2016 and 2015, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of March 31, 2016 and December 31, 2015, a balance due from Genco of $8.0 thousand at each date remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1.1 million and $2.0 million, during the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and December 31, 2015, a balance of $0.6 million and $0.8 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, is on the board of directors of Aegean. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2016 and 2015, for $51.0 thousand and $52.0 thousand, respectively. As of March 31, 2016 and December 31, 2015, a balance of $0.3 thousand and $4.0 thousand, respectively, remains outstanding.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $17.0 thousand and $15.0 thousand, during the three months ended March 31, 2016 and 2015, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of March 31, 2016 and December 31, 2015, a balance of $1.0 thousand and $0, respectively, remains outstanding.

During 2013, the Company assigned certain payments associated with bunker supply contracts with third‑party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One board member of the Company is employed by Oaktree Capital Management, L.P. Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P. The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $0 and $0.8 million for the three months ended March 31, 2016 and 2015, respectively, and this amount is included in Voyage expenses on the condensed consolidated statement of operations. As of March 31, 2016 and December 31, 2015, there are no balances due to Oaktree Principal Bunker Holdings Ltd.

The Company purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $0 and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. There are no payable balances due to Integr8 Fuels Inc. as of March 31, 2016 and December 31, 2015.

Amounts due from the related parties described above as of March 31, 2016 and December 31, 2015 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of March 31, 2016 and December 31, 2015 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

17. STOCK‑BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the three months ended March 31, 2016 and 2015, amortization of the fair value of these stock options was $0 and $0.2 million, respectively, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share,  vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net income per share for the three months ended March 31, 2016 (see Note 3, INCOME PER COMMON SHARE). On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. As of March 31, 2016, 44,919 RSUs have been forfeited and 953,279 shares remain to be issued in future years, following the vesting date for each increment.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $21,952 was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the three months ended March 31, 2016, compensation expense of $1.4 million, in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2015 Warrant Agreement

In connection with the 2015 merger, the Company entered into an amended and restated warrant agreement (the “2015 Navig8 warrant agreement”) with Navig8 Limited. Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had, prior to the Navig8 merger, provided Navig8 Limited had the right to purchase 1,600,000 shares of Navig8 Crude common stock at $10 per share , which were converted in connection with the 2015 merger into warrants entitling Navig8 Limited to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. The 2015 Navig8 warrant agreement expired on March 31, 2016.

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares of Navig8 common stock at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. The Company also agreed to treat the option agreement as exercisable through July 8, 2017.

The fair value of the stock option was calculated by using the Black-Scholes option pricing model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction as of March 31 2016.

18. COMMON STOCK

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% or less of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration. As of December 31, 2015, $1.2 million in cash and 31,465,989 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of March 31, 2016, $29.0 thousands of cash remained in the trust account.

On June 30, 2015, the Company completed its IPO of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210.0 million. After underwriting commissions, the Company received net proceeds of $196.4 million. On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26.4 million and net proceeds of $24.6  million after underwriting commissions and other registration expenses. Additionally, the Company incurred $6.5 million of issuance costs.

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

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to London arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified. Submissions in this arbitration have closed.

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

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in London arbitration. Both parties have exchanged lists of documents for standard disclosure and copies of the documents to be disclosed. Witness statements of fact have also been exchanged. The parties and the arbitral tribunal are at present discussing dates for a full hearing of the dispute, which we expect to be fixed not before Q4 of 2016. The next stage in the arbitration will be an exchange of expert reports.

As of March 31, 2016 and December 31, 2015, an amount due from the 2011 VLCC Pool and the Atlas charter dispute of $3.4 million was included in Other assets (noncurrent).

20. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2016 for recognition or disclosure purposes. Based on this evaluation, from March 31, 2016 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Vessel Delivery

Gener8 Nautilus

On April 20, 2016, Gener8 Nautilus LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Nautilus, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Nautilus entered into the VL8 Pool. On April 15, 2016, the Company borrowed approximately $59.7 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Nautilus. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Nautilus.

Interest Rate Swap Agreements

On May 2, 2016, the Company entered into the interest rate swap transactions described below, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, Korean Export Credit Facility and Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement including the Schedule thereto and related documentation containing customary representations, warranties and covenants.

Interest Rate Swap Transactions under Refinancing Facility

On May 2, 2016, the Company entered into interest rate swap transactions having amortizing notional amounts with each of Citibank, N.A. and Skandinaviska Enskilda Banken AB (publ), related to the Refinancing Facility, with an initial aggregate notional amount of $256.8 million. The interest rate swap transactions each have an effective date of May 31, 2016 and a termination date of September 3, 2020. Each swap counterparty is, or is an affiliate of, a lender under the Refinancing Facility.

The interest rate swap transactions are intended to be cash flow hedges that effectively fix the interest rate at 0.9935 % on approximately 50% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility from May 31, 2016 until September 3, 2020.

Under each interest rate swap transaction, the Company will make a fixed payment each month in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable 1-month LIBOR for that monthly period multiplied by the same notional amount. Under certain limited circumstances, The Company has the right to transfer the interest rate swap transactions to a qualifying third party, which would have the effect of terminating the Company’s obligations under those interest rate swap transactions. With respect to the Refinancing Facility interest rate swap with Skandinaviska Enskilda Banken AB (publ), the Company has the right to cause a novation of the interest rate swap to a third party derivatives dealer.

Notwithstanding the terms of the interest rate swap transactions, The Company remains ultimately obligated for all amounts due and payable under the Refinancing Facility in accordance with the terms thereof.

Interest Rate Swap Transactions under Korean Export Credit Facility

On May 2, 2016, the Company entered into interest rate swap transactions having amortizing notional amounts with each of ABN AMRO Bank N.V., Citibank, N.A., and Skandinaviska Enskilda Banken AB (publ), related to the Korean Export Credit Facility, with an initial aggregate notional amount of $333.9 million. The initial aggregate notional amount is scheduled to increase to a maximum aggregate notional amount of $680.8 million in order to effectively fix the interest rate on the target percentage of expected borrowings specified below under the Korean Export Credit Facility, since the loans under the Korean Export Credit Facility are not expected to be fully drawn as of the effective date for the interest rate swap transactions. The interest rate swap transactions each have an effective date of June 30, 2016 and a termination date of February 20, 2029. Each swap counterparty is, or is an affiliate of, a lender under the Korean Export Credit Facility.

The interest rate swap transactions are intended to be cash flow hedges that effectively fix the interest rate at 1.3073% on approximately 80% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility from June 30, 2016 until September 30, 2020 and thereafter, 5% of those variable interest rate borrowings until February 20, 2029.

Under each interest rate swap transaction, the Company will make a fixed payment each quarter in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that quarterly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable 3-month LIBOR for that quarterly period multiplied by the same notional amount. Each interest rate swap transaction is subject to a mandatory early termination date of September 30, 2020. Additionally, under certain limited circumstances, the Company has the right to transfer the interest rate swap transactions to a qualifying third party, which would have the effect of terminating the Company’s obligations under those interest rate swap transactions. With respect to Korean Export Credit Facility interest rate swap transactions with ABN AMBRO BANK N.V. and Skandinaviska Enskilda Banken AB (publ), the Company has the right to cause a novation of the interest rate swap transactions to a third party derivatives dealer.

Notwithstanding the terms of the interest rate swap transactions, the Company remains ultimately obligated for all amounts due and payable under the Korean Export Credit Facility in accordance with the terms thereof.

Interest Rate Swap Transaction under Sinosure Credit Facility

On May 2, 2016, the Company entered into an interest rate swap transaction having an amortizing notional amount with Citibank, N.A., London Branch, related to the Sinosure Credit Facility, with an initial notional amount of $241.6 million. The interest rate swap has an effective date of June 21, 2016 and a termination date of May 6, 2028. Citibank, N.A., London Branch is, or is an affiliate of, a lender under the Sinosure Credit Facility.

The interest rate swap transaction is intended to be a cash flow hedge that effectively fixes the interest rate at 1.410% on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility from June 21, 2016 until March 21, 2022, and thereafter, 5% of those variable interest rate borrowings until May 6, 2028.

Under the interest rate swap transaction, the Company will make a fixed payment each quarter in an amount equal to the fixed interest rate for the transaction multiplied by the relevant notional amount for that quarterly period in exchange for a payment in an amount equal to a variable interest rate based on the applicable 3-month LIBOR for that quarterly period multiplied by the same notional amount. The interest rate swap transaction is subject to a mandatory early termination date of March 21, 2022. Additionally, under certain limited circumstances, the Company has the right to transfer the Sinosure Credit Facility interest rate swap to a qualifying third party, which would have the effect of terminating the Company’s obligations under the interest rate swap.

Notwithstanding the terms of the interest rate swap transactions, the Company remains ultimately obligated for all amounts due and payable under the Sinosure Credit Facility in accordance with the terms thereof.

The Company may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in the future from time to time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial managers of any pools in which our vessels participate, to successfully implement a profitable chartering strategy; (vi) changes in demand; (vii) a material decline or prolonged weakness in rates in the tanker market; (viii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (ix) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (x) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xi) actions taken by regulatory authorities; (xii) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xiii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xiv) changes in the typical seasonal variations in tanker charter rates; (xv) changes in the cost of other modes of oil transportation; (xvi) changes in oil transportation technology; (xvii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xviii) changes in general political conditions; (xix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xx) changes in the itineraries of our vessels; (xxi) adverse changes in foreign currency exchange rates affecting our expenses; (xxii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and existing and contemplated financing arrangements; (xxiii) financial market conditions; (xxiv) sourcing, completion and funding of financing on acceptable terms; (xxv) our ability to comply with the covenants and conditions under our debt obligations; (xxvi) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxvii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our “2015 Annual Report on Form 10-K,” and our subsequent reports on Form 10-Q and Form 8-K. Accordingly, you are cautioned not to place undue reliance on forward looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2016 and 2015. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of March 31, 2016, we owned a fleet of 45 tankers, including 32 vessels on the water, consisting of 15 VLCC vessels, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 6.9 mm DWT, and 13 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017. These newbuildings are expected to increase our fleet capacity to 10.8 mm DWT, based on the contractually-guaranteed minimum DWT of newbuild vessels.

In March 2014 we purchased seven “eco” newbuild VLCCs from Scorpio Tankers, Inc., which we refer to as “Scorpio” in a stock purchase transaction.

In February 2015, we acquired 14 “eco” newbuild VLCCs owned by Navig8 Crude Tankers, Inc., which we refer to as “Navig8 Crude,” pursuant to a merger in which Navig8 Crude became our wholly-owned subsidiary.  We refer to the merger transaction with Navig8 Crude as the “2015 merger.” Concurrently with the 2015 merger, we increased our authorized capital and reclassified our common stock into a single class of common stock.

We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the 7 newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.” As of May 10, 2016, five of the 2014 acquired VLCC newbuildings and four of the 2015 acquired VLCC newbuildings have been delivered. We expect the final delivery of our remaining VLCC newbuildings to occur by the first quarter of 2017. See Note 5 – DELIVERY OF VESSELS and Note 20 – SUBSEQUENT EVENTS, to the condensed consolidated financial statements regarding these vessel deliveries.

On June 30, 2015, we completed our initial public offering, or “IPO,” of 15,000,000 shares at $14.00 per share, which together with the July 17, 2015 exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares, resulted in gross proceeds of $236.4 million. After underwriting commissions and other expenses, we received net proceeds of $214.4 million.

In September 2015, we entered into a term loan facility, which we refer to as the “refinancing facility,” as part of the refinancing of our former senior secured credit facilities. The refinancing facility provides $581.0 million in term loans which were fully drawn on September 8, 2015 and were used, together with available cash, to repay the aggregate outstanding principal amount of $656.3 million under our former senior secured credit facilities. See “—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” for further information regarding the refinancing facility.

In September 2015, we also entered into a term loan facility, which we refer to as the “Korean Export Credit Facility,” to fund a significant portion of the installment payments under our shipbuilding contracts with Korean shipyards. The Korean Export Credit Facility provides up to $963.7 million of debt financing which may be drawn in connection with the delivery of 15 of our VLCC newbuildings from Korean shipyards. As of March 31, 2016, approximately $303.3 million was outstanding under the Korean Export Credit Facility. Subject to the terms and conditions set forth in the Korean Export Credit Facility, as of March 31, 2016, up to an additional $645.5 million may be drawn in connection with the remaining 10 VLCC newbuildings expected to be delivered from Korean shipyards through the first quarter of 2017. There is no assurance we will be able to borrow all or any of such additional amounts under the Korean Export Credit Facility. See “—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” for further information.

In December 2015, we entered into a term loan facility, which we refer to as the “Sinosure Credit Facility” to fund a significant portion of the installment payments under certain of our shipbuilding contracts with Chinese shipyards. The Sinosure Credit Facility provides up to $259.6 million of debt financing which may be drawn in connection with the delivery of 3 of our VLCC newbuildings from Chinese shipyards and the refinancing of a credit facility. As of March 31, 2016, approximately $184.3 million was outstanding under the Sinosure Credit Facility. Subject to the terms and conditions set forth in the Sinosure Credit Facility, as of March 31, 2016, up to an additional $62.8 million may be drawn in connection with delivery of one of our VLCC newbuildings expected to be delivered from a Chinese shipyard in the second quarter of 2016. There is no assurance we will be able to borrow all or any of such additional amounts under the Sinosure Credit Facility. See “—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” for further information. We refer to the refinancing facility, the Korean Export Credit Facility, and the Sinosure Credit Facility as our “senior secured credit facilities.”

We expect to fund a significant portion of the installment payments in respect of our remaining VLCC newbuildings through borrowings under the Korean Export Credit Facility, the Sinosure Credit Facility, and a credit facility with export credit insurance support from the Chinese Export & Credit Insurance Corporation we intend to enter into, which we refer to as the “Chinese Export Credit Facility.” However, there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility or the Sinosure Credit Facility, or enter into the Chinese Export Credit Facility on terms that are favorable to us or at all. See “—Liquidity and Capital Resources—Debt Financings” for more information.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. See Note 20,  SUBSEQUENT EVENTS, to the condensed consolidated financial statements for the three months ended March 31, 2015 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Sinosure Credit Facility.

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

For further description of our businesses, see the “Business” section found in our 2015 Annual Report on Form 10-K. You should read the following discussion in conjunction with our financial statements and related Notes included elsewhere in this Quarterly Report and in our 2015 Annual Report on Form 10-K, including the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 31, 2016, 31 of our 32 owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of March 31, 2016, we employed all of our VLCCs, Suezmax and Aframax vessels on the water, with the exception of two VLCCs that were on time and spot charters, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Gener8 Victory and Gener8 Vision) have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three months ended March 31, 2016 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2015 Annual Report on Form 10-K for further information regarding these pool agreements.

Additionally, one chartered-in VLCC vessel (the Nave Quasar), which we had the right to operate at a gross rate of $26,397 per day pursuant to a time charter under which we had agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was also deployed in the VL8 pool during the three months ended March 31, 2016. This time charter expired, and the vessel was returned to its owner, in March 2016.

As of March 31, 2016, the Gener8 Victory was deployed on a time charter at a gross rate of $47,600 per day through August 2016, with the charterer having the option to extend the period for an additional six months at a gross rate of $53,750 per day.

As of May 10, 2016, we have taken delivery of nine of our VLCC newbuildings, which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the remainder of our 12 VLCC newbuildings in the VL8 Pool after delivery of the vessels.

During the three months ended March 31, 2015, all of our spot VLCC and Suezmax vessels were deployed in the Unique Tankers pool. All of the vessels deployed in the Unique Tankers pool at any time during the three months ended March 31, 2015 were owned by our subsidiaries and were deployed on spot market voyages. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers. As of March 31, 2016, none of our vessels remained were deployed in the Unique Tankers pool. See Note 13,  Vessel pool arrangements, to the unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report for information regarding the Unique Tankers pool.

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

As of March 31, 2016, all of our vessels, with the exception of one vessel that remained on time charter and three vessels that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 13 – Vessel pool arrangements, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

As of March 31, 2015, 17 of our vessels were chartered into the Unique Tankers pool. We were the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool were chartered on the spot voyage market. Since all vessels in the Unique Tankers pool were owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we recognized revenues from the Unique Tankers pool based upon the percentage of voyage completion. See Note 13,  Vessel pool ARRANGEMENT, to the condensed consolidated financial statements for the three months ended March 31, 2015 and 2016 included in Part I, Item 1 of this Quarterly Report for more information on the Unique Tankers pool.

The following table shows the calculation of net voyage revenues:

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2016	2015
Income Statement Data:
Voyage revenues	$124,044	$121,402
Voyage expenses	(2,357)	(45,894)
Net voyage revenues	$121,687	$75,508

As used in this Quarterly Report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool, but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

We calculate time charter equivalent, or “TCE,” rates, which is a non-GAAP measure, by dividing net voyage revenue by total operating days for fleet for the relevant time period. Total operating days for fleet are the total number of days our vessels are in our possession for the relevant period net of off hire days associated with major repairs, drydocking or special or intermediate surveys. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate daily voyage operating expenses, or “DVOE,” and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that the vessels are in our possession for the period including offhire days associated with major repairs, drydockings or special or intermediate surveys.

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended
	March 31,	March 31,
(dollars and shares in thousands, except per share data)	2016	2015
Income Statement Data:
Voyage revenues	$124,044	$121,402
Voyage expenses	2,357	45,894
Direct vessel expenses	24,529	20,897
Navig8 charterhire expenses	3,270	—
General and administrative expenses	8,088	4,624
Depreciation and amortization	17,481	10,999
Loss on disposal of vessels and vessel equipment	135	131
Closing of Portugal office	—	192
Total operating expenses	55,860	82,737
Operating income (loss)	68,184	38,665
Interest expense, net	(7,295)	(7,427)
Other financing costs	(2)	—
Net other (expense) income , net	(29)	(319)
Total other expenses	(7,326)	(7,746)
Net income	$60,858	$30,919
Income per Class A and Class B common share:
Basic (1)	$0.74	$0.93
Diluted (1)	$0.74	$0.93
Weighted-average shares outstanding—basic:
Common shares	82,680	—
Class A	—	11,270
Class B	—	22,003
Weighted-average shares outstanding—diluted: (2)
Common shares	82,680	—
Class A	—	33,273
Class B	—	22,003

(1)

Please refer to the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock. At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to March 31, 2016, we issued all of these shares and 232,819 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

In connection with the closing of the 2015 merger, we issued 483,971 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired cash and cash equivalents of $41.4 million and vessels under construction of $364.2 million as of March 31, 2015. For information regarding the 2015 merger, see “Business—Navig8 Crude Merger” in our 2015 Annual Report on Form 10-K.

Weighted-average shares outstanding—diluted—Class A gives effect to the conversion of the outstanding Class B Shares into Class A Shares on a one-to-one basis. Accordingly, Class A amounts represent the total number of our outstanding common shares on a fully-diluted basis.

For more information regarding the 2015 merger, see Note 4, 2015 MERGER to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

	March 31,	December 31,
(dollars in thousands)	2016	2015
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$156,504	$157,535
Total current assets	232,116	258,128
Vessels, net of accumulated depreciation	1,615,018	1,086,877
Vessels under construction	682,492	911,017
Total assets	2,612,692	2,389,746
Current liabilities (including current portion of long-term debt)	243,271	268,615
Total long-term debt less unamortized discount and debt financing costs	958,598	772,723
Total liabilities	1,202,582	1,041,985
Shareholders’ equity	1,410,110	1,347,761

	Three months ended
	March 31,	March 31,
(dollars in thousands)	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$134,864	$39,291
Net cash used in investing activities	(330,871)	(22,853)
Net cash provided by (used in) financing activities	194,913	(449)

	Three Months Ended
	March 31,	March 31,
(dollars in thousands except fleet data and daily results)	2016	2015
Fleet Data:
Total number of owned vessels at end of period	32	25
Total number of owned and chartered-in vessels at end of period	32	25
Average number of vessels(1)	30.7	25.0
Average number of owned and chartered-in vessels (1)	31.4	25.0
Total operating days for fleet(2)	2,822	2,153
Total time charter days for fleet	176	201
Total spot market days for fleet	227	1,952
Total Navig8 pool days for fleet	2,419	—
Total calendar days for fleet(3)	2,860	2,250
Fleet utilization(4)	98.7%	95.7%
Average Daily Results:
Time charter equivalent(5)	$43,119	$35,069
VLCC	57,490	42,623
Suezmax	37,328	35,871
Aframax	25,064	27,857
Panamax	19,448	27,568
Handymax	5,050	19,461
Daily direct vessel operating expenses(6)	8,782	9,287
Daily general and administrative expenses(7)	2,828	2,055
Total daily vessel operating expenses(8)	11,610	11,343
Other Data:
EBITDA(9)	$85,634	$49,345
Adjusted EBITDA(9)	$87,661	$49,668

(1)

Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period. Total number and average number of vessels exclude our VLCC newbuildings prior to delivery. Number of owned and chartered-in vessels includes the Nave Quasar chartered-in from Navig8 Inc. for the period from May 8, 2015 to March 8, 2016.

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

(9)

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash items, one-time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are included in this report because they are used by management and certain investors as measures of operating performance. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. Our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as alternatives to net income, operating income, cash flow from operating activity or any other indicator of a company’s operating performance or liquidity required by GAAP. The definitions of EBITDA and Adjusted EBITDA used here may not be comparable to those used by other companies. These definitions are also not the same as the definition of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended
	March 31,	March 31,
(dollars in thousands)	2016	2015
Net income	$60,858	$30,919
Net interest expense	7,295	7,427
Depreciation and amortization	17,481	10,999
EBITDA	85,634	49,345
Adjustments
Stock-based compensation	1,428	—
Non-cash G&A expenses, excluding stock-based compensation expense	462	—
Loss on disposal of vessels and vessel equipment	135	131
Closing of Portugal office	—	192
Other financing costs	2	—
Adjusted EBITDA	$87,661	$49,668

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Total voyage revenues.  Voyage revenues increased by $2.6 million, or 2.2%, to $124.0 million for the three months ended March 31, 2016 compared to $121.4 million for the prior year period. The increase was primarily attributable to the increase in average fleet size and charter hire rates during the three months ended March 31, 2016 compared to the prior year period, partially offset by the transition of our vessels from the spot market into the Navig8 pools, the revenues from which are presented on a net basis as discussed below, and the sale of the Gener8 Consul in February 2016. For an explanation of the increase in our charter hire rates, see the net voyage revenues discussion below.

Our average owned fleet size increased by 5.7 vessels, or 22.8%, to 30.7 vessels (4.0 Aframax, 11.0 Suezmax, 13.1 VLCC, 2.0 Panamax, 0.5 Handymax) for the three months ended March 31, 2016 compared to 25.0 vessels (4.0 Aframax, 11.0 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year period. The increase in our average fleet size was primarily due to the delivery of our VLCC newbuildings, and was partially offset by the sale of the Gener8 Consul. Also contributing to the increase in voyage revenues was the increase in our fleet utilization of 3.0% to 98.7% for the three months ended March 31, 2016 compared to 95.7% for the prior year period. Fleet utilization was positively affected by fewer offhire days for scheduled drydocks and repairs and maintenance days, and a change of vessel management during the three months ended March 31, 2016 as compared to the prior year period.

Navig8 pool revenues.Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses which are the responsibility of the pool, which reduces voyage revenues compared to spot charter and time charter revenues. During the three months ended March 31, 2016, we had thirteen owned vessels in the Navig8 pools, which includes five additional newbuilding vessels that were deployed into the Navig8 pools during the three months ended March 31, 2016. During the three months ended March 31, 2015, we did not have any vessels deployed in the Navig8 pools. Our vessel operating days attributable to the Navig8 pools increased to 2,419 days for the three months ended March 31, 2016 compared to 0 days during the prior year period. As a result, our Navig8 pool revenues increased to $113.0 million for three months ended March 31, 2016 compared to $0 during the prior year period. Included in our Navig8 pool revenues were pool revenues associated with the chartered-in vessel the Nave Quasar, which was re-delivered to its owner in March 2016.

Time charter revenues.Time charter revenues increased by $1.2 million, or 19.9%, to $7.2 million for the three months ended March 31, 2016 compared to $6.0 million for the prior year period. The increase was primarily the result of increases in VLCC time charter hire rates and time charter days during the three months ended March 31, 2016 as compared to the prior year period, partially offset by the transition of our previously time chartered vessels into the Navig8 pools. Our time charter days decreased by 25 days, or 12.4%, to 176 days for the three months ended March 31, 2016 compared to 201 days for the prior year period. Our VLCC time charter days increased by 65 days, or 58.6%, to 176 days for the three months ended March 31, 2016 compared to 111 days for the prior year period.

Spot charter revenues.Spot market revenues decreased by $111.6 million, or 96.7%, to $3.8 million for the three months ended March 31, 2016 compared to $115.4 million for the prior year period. This decrease was primarily the result of the transition of our vessels from the spot market into the Navig8 pools, which resulted in a decrease in our spot market days by 1,725 days, or 88.4%, to 227 days for the three months ended March 31, 2016 compared to 1,952 days for the prior year period. This decrease was partially offset by an increase in spot market charter hire rates during the three months ended March 31, 2016 compared to the prior year period.

Voyage expenses.  Voyage expenses decreased by $43.5 million, or 94.9%, to $2.4 million for the three months ended March 31, 2016 compared to $45.9 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses was primarily due to the 88.4% decrease in our spot market days as a result of transition of our vessels from the spot market into the Navig8 pools, a decrease in oil prices during the three months ended March 31, 2016 as compared to the prior year period, as well as the sale of the Gener8 Consul in February 2016. No material voyage expenses are associated with our vessels deployed in the Navig8 pools; Navig8 pool revenues are presented on net basis after deduction of voyage expenses.

Fuel costs, which represent the largest component of voyage expenses, decreased by $5.3 million, or 82.0%, to $1.2 million for the three months ended March 31, 2016 compared to $6.5 million for the prior year period. This decrease in fuel costs was primarily attributable to the 88.4% decrease in our spot market days discussed above during the three months ended March 31, 2016 as compared to the prior year period. Also contributing to the decrease in fuel costs was a decrease in oil prices during the three months ended March 31, 2016 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $2.3 million, or 76.6%, to $0.7 million for the three months ended March 31, 2016 compared to $3.0 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days discussed above during the three months ended March 31, 2016 as compared to the prior year period. Also contributing to the decrease in port costs were differences in the ports visited during the three months ended March 31, 2016 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $46.2 million, or 61.2%, to $121.7 million for the three months ended March 31, 2016 compared to $75.5 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher TCE rates earned during the three months ended March 31, 2016 compared to the prior year period, primarily resulting from a higher charter rate environment and lower fuel costs. Our average daily TCE rate increased by $8,050, or 23.0%, to $43,119 for the three months ended March 31, 2016 compared to $35,069 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $46,720 for the three months ended March 31, 2016 compared to $0 for the prior year period. We did not have any vessels deployed in the Navig8 pools in the prior year period. Our average daily spot market TCE rate decreased by $28,997, or 81.3%, to $6,666 for the three months ended March 31, 2016 compared to $35,663 for the prior year period, primarily due to the transition of all of our VLCC, Suezmax and Aframax vessels, which have historically earned higher charter rates than our smaller classes of vessels, from the spot market into the Navig8 pools. Our average daily time charter TCE rate increased by $11,338, or 38.7%, to $40,654 for the three months ended March 31, 2016 compared to $29,316 for the prior year period. Also contributing to the increase in net voyage revenues was an increase in our average owned fleet size of 5.7% and an increase in our fleet utilization of 3.0% during the three months ended March 31, 2016 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended March 31,		Increase	%
	2016	2015	(Decrease)	Change
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$7,143	$4,197	$2,946	n/a
Suezmax	—	1,709	(1,709)	-100.0%
Total	7,143	5,906	1,237	20.9%
Spot charter:
VLCC	(1,360)	20,084	(21,444)	-106.8%
Suezmax	(661)	33,731	(34,392)	-102.0%
Aframax	(157)	9,090	(9,247)	-101.7%
Panamax	3,481	4,962	(1,481)	-29.8%
Handymax	211	1,735	(1,524)	-87.8%
Total	1,514	69,602	(68,088)	-97.8%
Navig8 pools:
VLCC	66,399	—	66,399	n/a
Suezmax	37,438	—	37,438	n/a
Aframax	9,194	—	9,194	n/a
Total	113,031	—	113,031	n/a
Total Net Voyage Revenue	$121,688	$75,508	$46,180	61.2%
Vessel operating days:
Time charter:
VLCC	176	111	65	58.6%
Suezmax	—	90	(90)	-100.0%
Total	176	201	(25)	-12.4%
Spot charter:
VLCC	6	458	(452)	-98.6%
Suezmax	—	899	(899)	-100.0%
Aframax	—	326	(326)	-100.0%
Panamax	179	180	(1)	-0.6%
Handymax	42	89	(47)	-53.1%
Total	227	1,952	(1,725)	-88.4%
Navig8 pools:
VLCC	1,074	—	1,074	n/a
Suezmax	985	—	985	n/a
Aframax	361	—	361	n/a
Total	2,419	—	2,419	n/a
Total Operating Days for Fleet	2,822	2,153	669	31.1%
Total Calendar Days for Fleet	2,860	2,250	610	27.1%
Fleet Utilization	98.7%	95.7%	3.0%	3.1%
Average Number of Owned Vessels	30.7	25.0	5.7	22.8%
Average Number of Owned and Chartered-in Vessels	31.4	25.0	6.4	25.6%
Time Charter Equivalent (TCE):
Time charter:
VLCC	$40,654	$37,652	$3,002	n/a
Suezmax	—	18,992	(18,992)	-100.0%
Combined	40,654	29,316	11,338	38.7%
Spot charter:
VLCC	(10,005)	43,832	(53,837)	-122.8%
Suezmax	—	37,563	(37,563)	-100.0%
Aframax	—	27,857	(27,857)	-100.0%
Panamax	19,448	27,568	(8,120)	-29.5%
Handymax	5,050	19,461	(14,411)	-74.1%
Combined	6,666	35,663	(28,997)	-81.3%
Navig8 pools:
VLCC	61,850	—	61,850	n/a
Suezmax	37,999	—	37,999	n/a
Aframax	25,500	—	25,500	n/a
Combined	46,720	—	46,720	n/a
Fleet TCE	$43,119	$35,069	$8,050	23.0%

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $3.6 million, or 17.4%, to $24.5 million for the three months ended March 31, 2016 compared to $20.9 million for the prior year period. This increase in direct vessel operating expenses was primarily due to increase in crew costs, maintenance and repair costs, lubrication oil and other costs as a result of an increase of 3.0% in the average size of our fleet during the three months ended March 31, 2016 as compared to the prior year period.

The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $505, or 5.4%, to $8,782 for the three months ended March 31, 2016 compared to $9,287 for the prior year period, primarily as a result of lower operating costs, including crew costs, insurance and other costs, associated with our newly delivered vessels. Additionally, during the three months ended March 31, 2015 we incurred severance charges related to a change in the vessel management of 13 vessels from our Portugal office to a third-party ship management company, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses in the prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased to $3.3 million for the three months ended March 31, 2016 compared to $0 for the prior year period. These charterhire expenses were related to the Nave Quasar, a chartered-in vessel from a related party. The time charter under which this vessel had been chartered-in expired in March 2016, and the vessel was re-delivered to its owner on March 8, 2016. There were no such charterhire expenses in the prior year period.

General and Administrative Expenses.  General and administrative expenses increased by $3.5 million, or 74.9%, to $8.1 million for the three months ended March 31, 2016 compared to $4.6 million for the prior year period. The primary factors contributing to this increase were an increase in the compensation expense of restricted stock units of $1.4 million and an increase in office salaries and bonus accruals of $0.7 million due to an increase in headcount during the three months ended March 31, 2016 compared to the prior year period.

Also contributing to the increase in general and administrative expenses was an increase of $1.4 million in legal and professional expenses, primarily related to regulatory public filings, as well as other expenses associated with being a publicly traded company during the three months ended March 31, 2016 compared to the prior year period.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $6.5 million, or 58.9%, to $17.5 million for the three months ended March 31, 2016 compared to $11.0 million for the prior year period. Vessel depreciation increased $5.9 million while amortization of drydocking costs increased $0.6 million during the three months ended March 31, 2016 compared to the prior year period. The increase in vessel depreciation and amortization of drydocking costs was primarily due to the increase in our fleet size and the additional drydocking costs incurred during the three months ended March 31, 2016 compared to the prior year period.

Loss on Disposal of Vessels and Vessel Equipment.  During the three months ended March 31, 2016 and 2015, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.1 million in each period.

Closing of Portugal Office.  During the three months ended March 31, 2015, we incurred $0.2 million of costs associated with the closing of the Portugal office, which was closed in the fourth quarter of 2015.

Interest Expense, Net.  Interest expense, net decreased by $0.1 million, or 1.8%, to $7.3 million for the three months ended March 31, 2016 compared to $7.4 million for the prior year period. The decrease was primarily attributable to the increase in the capitalization of interest expense associated with vessels under construction of $6.3 million, or 177.8%, to $9.8 million for the three months ended March 31, 2016 compared to $3.5 million for the prior year period as a result of our acquisition of the 2015 acquired VLCC newbuildings in the 2015 merger. During the three months ended March 31, 2016, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings under construction, while for the prior year period we capitalized interest only for the 2014 acquired VLCC newbuildings. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels. The decrease in interest expense was partially offset by interest attributable to the increase in our weighted average debt balance (excluding debt financing costs) of $284.7 million, or 35.6%, to $1,083.7 million for the three months ended March 31, 2016 compared to $799.0 million for the prior year period primarily as a result of incurrence of additional debt relating to the delivery of our newbuilding vessels during the period and the accrual of payment-in-kind interest on our senior notes.

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

We have entered into several senior secured credit facilities to fund a significant portion of the amounts owed on our existing newbuilding commitments. We expect to use borrowings under the Korean Export Credit Facility and the Sinosure Credit Facility and under the Chinese Export Credit Facility we intend to enter into, in addition to our operating cash flows, to fund the amounts owed on our existing newbuilding commitments. However, we do not currently have debt or other financing committed to fund the entirety of our existing VLCC newbuildings and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Our entry into the Chinese Export Credit Facility as well as our ability to borrow thereunder will be subject to definitive documentation and customary closing conditions. Further, our ability to borrow any further amounts under the Korean Export Credit Facility and Sinosure Credit Facility is subject to various conditions. Accordingly, there is no assurance that the Chinese Export Credit Facility will be procured on terms favorable to us, or at all, or that we will be able to borrow sufficient funds thereunder or under the Korean Export Credit Facility and Sinosure Credit Facility. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments. As of March 31, 2016, an aggregate of up to $708.3 million of borrowings were available under the Korean Export Credit Facility and Sinosure Credit Facility (subject to the borrowing limits and conditions described below) to fund the delivery of 11 VLCC newbuildings through 2017 having $634.7 million of aggregate remaining installment payments.

We believe that our current cash balance, operating cash flows and future borrowings under our senior secured credit facilities (including the Chinese Export Credit Facility we intend to enter into) will be sufficient to meet our liquidity needs for the next year. See Note 12, Long-term debt, to the condensed consolidated financial statements in Item 1 for more information relating to the shipbuilding contracts for the VLCC newbuildings.

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

Recent Equity Issuances

In connection with the consummation of the 2015 merger that closed on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to March 31, 2016, we issued all of these shares and 232,819 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

Also in connection with the closing of the 2015 merger, we issued 483,971 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired cash and cash equivalents of $41.4 million and vessels under construction of $364.2 million as of March 31, 2015. See “Business—Navig8 Crude Merger” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions” in our 2015 Annual Report on Form 10-K for more information regarding the 2015 merger and related transactions.

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

Debt Financings

The following description is a summary of our various debt financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” in our 2015 Annual Report on Form 10-K for further information regarding our debt financings.

Refinancing Facility.    On September 3, 2015, we entered into the refinancing facility to refinance our former senior secured credit facilities. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million. As of March 31, 2016, $552.0 million was outstanding under the refinancing facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2016, 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels.

We are obligated to repay the refinancing facility in 20 consecutive quarterly installments, commencing on December 31, 2015. We are also required to prepay the refinancing facility upon the occurrence of certain events, such as a sale or total loss of a vessel pledged as collateral under the refinancing facility.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the refinancing facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” in our 2015 Annual Report on Form 10-K for further information regarding the refinancing facility.

Korean Export Credit Facility.    On September 3, 2015, we entered into the Korean Export Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings which are being built at Korean shipyards. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, which we refer to as the “Commercial Tranche,” a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea, which we refer to as “KEXIM” up to the aggregate approximate amount of up to $139.7 million, which we refer to as the “KEXIM Guaranteed Tranche,” a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million, which we refer to as the “KEXIM Funded Tranche” and a tranche of term loans insured by Korea Trade Insurance Corporation, which we refer to as “K-Sure” up to the aggregate approximate amount of $344.6 million, which we refer to as the “K-Sure Tranche”.

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of March 31, 2016, $303.3 million was outstanding under the Korean Export Credit Facility, and up to $645.5 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of 10 vessels, which have an aggregate of $579.2 million of remaining installment payments due prior to the delivery of the vessels. Each loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2016, 5 VLCC vessels, as well as 10 VLCC newbuildings that will be funded by borrowings under the Korean Export Credit Facility.

We are obligated to repay the Commercial Tranche of each loan in 20 equal consecutive quarterly installments (excluding a final balloon payment equal to 2/3 of the applicable loan) of such loan and are obligated to repay the other tranches of each loan in 48 equal consecutive quarterly installments. We are also required to prepay loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control of us.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Korean Export Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations  —Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” in our 2015 Annual Report on Form 10-K for further information regarding the Korean Export Credit Facility.

Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The Sinosure Credit Facility provides for term loans up to the aggregate approximate amount of $259.6 million. Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Sinosure Credit Facility in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of March 31, 2016, $184.3 million was outstanding under the Sinosure Credit Facility, and up to $62.8 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of one vessel, which has $55.5 million of remaining installment payments due prior to the delivery of the vessel. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2016, three VLCC vessels, as well as one VLCC newbuilding that will be funded by borrowings under the Sinosure Credit Facility.

We are obligated to repay each loan in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable loan), each in an amount equal to 1 2/3% of such loan, until the loan’s maturity date. On the respective maturity date, we are obligated to repay the remaining amount that is outstanding under each loan. We are also required to prepay loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control of us.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Sinosure Credit Facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” in our 2015 Annual Report on Form 10-K for further information regarding the Sinosure Credit Facility.

Senior Notes.  On May 13, 2014, we issued senior unsecured notes due 2020 in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to original issue discount. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note.

If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Senior Notes” in our 2015 Annual Report on Form 10-K for information regarding the senior notes.

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

Novation of 2014 Acquired Shipbuilding Contracts and Replacement of Associated Guarantees

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Novation of 2014 Acquired Shipbuilding Contracts and Replacement of Associated Guarantees” in our 2015 Annual Report on Form 10-K for information regarding the novations and guarantees relating to the 2014 acquired VLCC newbuildings that we entered into in January 2016.

Dividend Policy

We have not declared or paid any dividends since the fourth quarter of 2010. In order to pay dividends, we will be required to satisfy certain financial and other requirements under our debt instruments.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, we will evaluate the option to adopt a policy to pay cash dividends from time to time. However, any future dividend policy is subject to the discretion of our board of directors, and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render us insolvent.

Cash and Working Capital

Our cash and cash equivalents decreased by $1.0 million to $156.5 million as of March 31, 2016 from $157.5 million as of December 31, 2015. This decrease was primarily due to payments in respect of the VLCC newbuildings of $364.5 million (including capitalized interest) and the payment of $6.0 million of deferred financing costs, partially offset by the net borrowings of $200.9 million, $153.8 million of net cash provided by operating activities and $16.9 million of proceeds from the sale of the Gener8 Consul during the three months ended March 31, 2016.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital decreased by $0.7 million to $(11.2) million as of March 31, 2016 from $(10.5) million as of December 31, 2015. Contributing to this decrease was the paydown of the refinancing facility of $9.8 million from the $16.9 million of proceeds from the sale of Gener8 Consul, which was classified as assets held for sale as of December 31, 2015. The sale was finalized during the first quarter of 2016. Also contributing to the decrease in our working capital was an increase in the current portion of long-term debt of $15.9 million to $151.2 million as of March 31, 2016, compared to $135.4 million as of December 31, 2015. The decrease in working capital was partially offset by a decrease in accounts payable and accrued expenses of $41.2 million to $92.0 million as of March 31, 2016 compared to $133.2 million as of December 31, 2015, primarily due to a decrease in accrued supervision and milestone payments during the three months ended March 31, 2016, and a decrease of $9.0 million decrease in prepaid escrow deposits related to the final installment payment for the Gener8 Apollo.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $134.9 million for the three months ended March 31, 2016 which resulted from net income of $60.9 million, plus non-cash charges to operations of $28.1 million, and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $45.9 million, including a decrease in due from charterers and in accounts payable and other current liabilities.

Net cash provided by operating activities was $39.3 million for the three months ended March 31, 2015 which resulted from a net income of $30.9 million, plus non-cash charges to operations of $15.8 million, offset by a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $7.5 million.

Cash Flows from Investing Activities.  Net cash used in investing activities was $330.9 million for the three months ended March 31, 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $345.6 million, partially offset by $16.9 million net proceeds from the sale of the Gener8 Consul during the three months ended March 31, 2016.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2015, which primarily consisted of capital spending on the 2014 acquired VLCC newbuildings of $22.4 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $194.9 million for the three months ended March 31, 2016, which primarily consisted of net proceeds from borrowings of $200.9 million and the payment of deferred financing costs of $6.0 million related to the Sinosure Credit Facility and the Korean Export Credit Facility.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2015, which related to professional fees paid in connection with our initial public offering.

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

During the three months ended March 31, 2016 and 2015, we incurred $0.8 million and $1.9 million, respectively, of drydock related costs. Accumulated amortization as of March 31, 2016 and December 31, 2015 was $10.5 million and $8.8 million, respectively.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2015 Annual Report on Form 10-K.

Capital Improvements.  During the three months ended March 31, 2016 and December 31, 2015, we capitalized $1.9 million and $5.5 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008, which entered into force for the United States on January 8, 2009. This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx and establishes Emission Control Areas. The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems. Annex VI includes a global cap on the sulfur content of fuel oil, and provides for stringent controls of sulfur emissions in Emission Control Areas. By January 2012, fuel oil could contain no more than 3.50% sulfur; by January 2020, sulfur content cannot exceed 0.50%, subject to a feasibility review to be completed no later than 2018, which, depending on the outcome, could be deferred until January 1, 2025. All of our vessels currently comply with Marpol Annex VI emission standards by burning 0.1% low sulfur fuel in the main engine, auxiliary engines, and boilers, which has resulted in increased fuel cost when operating in the Emission Control Areas mentioned above. We currently receive additional compensation from charterers when using 0.1% low sulfur fuel. We may incur additional costs in the future depending on pricing and availability of low sulfur fuel, regulatory rule changes, or a change in the treatment of these costs by charterers, which may require modifications to the vessel or installation of scrubbers to continue to meet the required emission standards.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry-docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2016 mentioned above includes $9.4 million for purchase of Ballast Water Management Systems equipment.

For information regarding our capital improvements budget for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Capital Improvements” in our 2015 Annual Report on Form 10-K.

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the U.S. Environmental Protection Agency, which we refer to as the “EPA,” to redraft the sections of the 2013 Vessel General Permit, which we refer to as the “VGP,” that address ballast water. However, the Second Circuit stated that 2013 VGP will remains in effect until the EPA issues a new VGP. It presently remains unclear how the ballast water requirements set forth by the EPA, the United States Coast Guard, and International Maritime Organization’s Ballast Water Management Convention, some which are in effect and some which are pending, will co-exist.

We are currently evaluating the possible installation of energy saving devices when dry-docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2016 mentioned above includes approximately $0.9 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the 2015 merger, we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven “eco” VLCC newbuildings from Scorpio Tankers, Inc. We sold one Hanydmax vessel, the Gener8 Consul, in February 2016.

Other Commitments.  In 2004, we entered into a 15-year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is as follows: $0.1 million per month from July 1, 2015 to September 30, 2015; $0.1 million per month from October 1, 2015 to September 30, 2015; $0.1 million per month from October 1, 2015 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. During the three months ended March 31, 2016 and 2015, we recorded approximately $0.5 million and $0.4 million of expense associated with this lease, respectively.

The following is a tabular summary of our future contractual obligations as of March 31, 2016 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2016 (6)	2017	2018	2019	2020	Thereafter
Refinancing facility	$513,591	$85,598	$103,238	$70,556	$70,556	$183,643	$—
Korean Export Credit Facility	303,283	18,550	24,733	24,733	24,733	47,720	162,814
Sinosure Credit Facility	184,283	9,267	12,355	12,355	12,355	12,355	125,596
Interest expenses, except for senior notes (1)	312,728	36,489	54,888	49,072	43,087	36,967	92,225
Senior notes	131,600	—	—	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	—	—	115,450	—
Shipbuilding contracts for the 2014 & 2015 acquired VLCC newbuildings	753,936	658,106	95,830	—	—	—	—
Supervision Agreements for the 2014 & 2015 acquired VLCC newbuildings (2)	4,050	3,550	500	—	—	—	—
Senior officer employment agreements (3)	10,806	1,706	2,275	2,275	2,275	2,275	—
Office Leases (4)	17,817	1,152	1,536	1,536	1,536	1,697	10,360
Corporate Administration Agreement (5)	1,142	959	183	—	—	—	—
Total commitments	$2,348,686	$815,377	$295,538	$160,527	$154,542	$531,707	$390,995

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable margin of 375 basis points. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable blended margin of 2.0872%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate, plus the applicable margin of 2.00%.Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $25.2 million which has accrued as of March 31, 2016.

(2)	Refers to supervision agreements of each of the acquired VLCC newbuilding owning subsidiaries with Scorpio Ship Management S.A.M and Navig8 Shipmanagement Pte Ltd.

(3)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(5)	Assumes termination of the Corporate Administration Agreement upon delivery of the last 2015 acquired VLCC newbuilding in 2017. Amounts are estimates and may vary based on actual delivery.

(6)	Represents the remaining period in 2016.

Related Party Transactions

For information about transactions with our related parties see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 20, Related party transactions, to the consolidated financial statements in Item 8 of our 2015 Annual Report on Form 10-K, and Note 16, Related party transactions, to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of March 31, 2016, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. Other than as described below, our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Vessels Carrying Value

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2016. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date were lower than their carrying values at March 31, 2016. The most recent compliance testing date was May 11, 2016 under such facilities. At March 31, 2016, the carrying value of our newly delivered VLCC’s marked with an asterisk exceeded the valuation of such vessels. The amount by which the carrying value at March 31, 2016 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $8.0 million to $15.0 million per vessel, with an average of $12.2 million. These vessels’ carrying values exceeded the valuations received for covenant compliance testing due to certain costs, such as interest, that were capitalized and included in their carrying values.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$24,174
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	19,578
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	19,714
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	34,494
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	16,240
Gener8 Kara G (f/k/a Genmar Kara G)	2007	2007	37,459
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	16,398
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	40,512
Gener8 George T (f/k/a Genmar George T)	2007	2007	37,677
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	54,783
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	54,842
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	18,171
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	16,134
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	32,898
Gener8 Zeus	2010	2010	70,225
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	37,440
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	47,661
Gener8 Compatriot (f/k/a Genmar Compatriot)	2004	2008	15,729
Gener8 Companion (f/k/a Genmar Companion)	2004	2008	15,820
Gener8 Vision	2001	2008	30,243
Gener8 Victory	2001	2008	30,341
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	16,113
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	16,113
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	49,844
Gener8 Neptune	2015	2015	107,886	*
Gener8 Athena	2015	2015	108,772	*
Gener8 Strength	2015	2015	106,300	*
Gener8 Apollo	2016	2016	109,764	*
Gener8 Ares	2016	2016	109,878	*
Gener8 Hera	2016	2016	110,555	*
Gener8 Supreme	2016	2016	107,034	*
Gener8 Success	2016	2016	101,998	*

*Refer to preceding paragraph.

Recent Accounting Pronouncements

For information regarding recently adopted and recently issued accounting standards applicable to us, see Note 1, basis of presentation and summary of significant accounting policies, to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At March 31, 2016 and December 31, 2015, we had $1.0 billion of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of March 31, 2016 we were not party to any interest rate swaps.

A 100 basis point (one percent) increase in LIBOR would have increased interest expense on our outstanding floating rate indebtedness, amounting to $1.0 billion as of March 31, 2016 and December 31, 2015, that was not hedged by approximately $2.5 million for the three months ended March 31, 2016.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $832.3 million, and a maximum aggregate amount of approximately $1.18 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.797% to 4.758%. These interest rate swap transactions have effective dates ranging from May 31, 2016 to June 30, 2016. Assuming that we had entered into these swap transactions on January 1, 2016, a 100 basis point (one percent) increase in LIBOR would have increased interest expense on the portion of our $300.9 million outstanding floating rate indebtedness, which is not hedged, by approximately $0.75 million for the three months ended March 31, 2016.

Our expected entry into the Chinese Export Credit Facilities and our anticipated draws under the Korean Export Credit Facility and Sinosure Credit Facility are expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by the interest rate swap transactions we entered into on May 2, 2016.

We may from time to time enter into additional interest rate swaps, cap or similar agreements for all or a significant portion of our remaining floating rate debt, including the refinancing facility,  the Korean Export Credit Facility and the Sinosure Credit Facility. Increased interest rates may increase the risk that the counterparties to our existing and future swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

During the three months ended March 31, 2016, fuel costs amounted to approximately 49.8% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.1 million for the three months ended March 31, 2016.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

General

We have not been involved in any other legal proceedings which may have, or have had, a significant effect on our financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our financial position, results of operations or liquidity. From time to time in the future we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. While we expect that these claims would be covered by our existing insurance policies, those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition, operating results or liquidity or future results. The risks described in our 2015 Annual Report on Form 10-K are not the only risks we face. We recently entered into six interest rate swap transactions to hedge our exposure on a portion of our outstanding variable rate debt. However, hedging against interest rate exposure may adversely affect us. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements. Further, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

II-1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Quarterly Report on Page E-1.

II-2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENER8 MARITIME, INC.

Date: May 11, 2016	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 7 and Waiver to the Note and Guarantee Agreement, dated as of February 17, 2016, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2016)

10.2

Shipbuilding Contract Novation Agreement dated January 8, 2016 by and between Hyundai Samho Heavy Industries Co., Ltd., as Builder, STI Cavaliere Shipping Company Limited, as Original Buyer and Gener8 Constantine LLC, as New Buyer to Shipbuilding Contract, dated December 20, 2013 by and between STI Cavaliere Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd., with respect to Hull No. S777. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2016)

10.3

Performance Guarantee, dated as of January 8. 2016 by Gener8 Maritime, Inc. in favor of Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S777. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2016)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith

E-1