Form 10-Q
period 2016-06-30
Gener8 Maritime, Inc.
filed 2016-08-08
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 3, 2016:

Common Stock, par value $0.01 per share 82,681,711 shares

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

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

JUNE 30, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,069	$157,535
Due from charterers, net	6,940	13,611
Due from Navig8 pools, net	44,080	38,086
Assets held for sale	—	16,999
Prepaid expenses and other current assets	26,052	31,897
Total current assets	200,141	258,128
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $180,865 and $147,129, respectively	1,922,495	1,086,877
Vessels under construction	543,533	911,017
Other fixed assets, net	4,474	4,664
Deferred drydock costs, net	21,062	17,875
Working capital at Navig8 pools	27,950	26,000
Restricted cash	1,429	1,425
Goodwill	26,291	26,291
Other assets	5,144	57,469
Total noncurrent assets	2,552,378	2,131,618
TOTAL ASSETS	$2,752,519	$2,389,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,401	$133,248
Long-term debt, current portion	164,650	135,367
Derivative financial instrument	6,231	—
Total current liabilities	223,282	268,615
NONCURRENT LIABILITIES:
Long-term debt	1,141,746	821,687
Less unamortized discount and debt financing costs	(57,444)	(48,964)
Long-term debt less unamortized discount and debt financing costs	1,084,302	772,723
Other noncurrent liabilities	779	647
Derivative financial instrument	9,276	—
Total noncurrent liabilities	1,094,357	773,370
TOTAL LIABILITIES	1,317,639	1,041,985
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
New common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,681,711 shares at June 30, 2016 and 82,679,922 shares at December 31, 2015	827	827
Paid-in capital	1,512,569	1,509,688
Accumulated deficit	(64,568)	(163,421)
Accumulated other comprehensive income	(13,948)	667
Total shareholders’ equity	1,434,880	1,347,761
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,752,519	$2,389,746

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
VOYAGE REVENUES:
Navig8 pool revenues	$92,400	$4,212	$205,431	$4,212
Time charter revenues	2,047	8,686	9,278	14,716
Spot charter revenues	11,511	103,582	15,293	218,954
Total voyage revenues	105,958	116,480	230,002	237,882

OPERATING EXPENSES:
Voyage expenses	4,194	36,782	6,551	82,676
Direct vessel operating expenses	25,532	21,147	50,061	42,044
Navig8 charterhire expenses	(49)	2,599	3,221	2,599
General and administrative	7,024	15,320	15,112	19,944
Depreciation and amortization	20,023	11,011	37,504	22,010
(Gain) / loss on disposal	(714)	16	(579)	147
Closing of Portugal office	—	169	—	361

Total operating expenses	56,010	87,044	111,870	169,781

OPERATING INCOME	49,948	29,436	118,132	68,101

OTHER EXPENSES:
Interest expense, net	(10,361)	(3,513)	(17,656)	(10,940)
Other financing costs	(4)	(6,040)	(6)	(6,040)
Other (expense) income, net	(1,588)	18	(1,617)	(301)
Total other expenses	(11,953)	(9,535)	(19,279)	(17,281)
NET INCOME	$37,995	$19,901	$98,853	$50,820

INCOME PER COMMON SHARE:
Basic	$0.46	$0.38	$1.20	$1.18
Diluted	$0.46	$0.38	$1.20	$1.18

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Net income	$37,995	$19,901	$98,853	$50,820
Other comprehensive income:
Amount recognized in other comprehensive loss on derivative	(13,948)	—	(13,948)	—
Foreign subsidiaries liquidation	(730)	—	(730)	—
Foreign currency translation adjustments	—	27	63	290
Comprehensive income	$23,317	$19,928	$84,238	$51,110

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	98,853	—	98,853
Issuance of common stock	—	26	—	—	26
Amount recognized in other comprehensive loss on derivative	—	—	—	(13,948)	(13,948)
Foreign subsidiaries liquidation	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	2,855	—	—	2,855
Balance as of June 30, 2016	$827	$1,512,569	$(64,568)	$(13,948)	$1,434,880

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(DOLLARS IN THOUSANDS)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,853	$50,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of vessels and vessel equipment	149	147
Payment-in-kind interest expense	8,602	3,894
Depreciation and amortization	37,504	22,010
Amortization of fair value of related-party chartered-in vessel	427	596
Amortization of deferred financing costs	4,866	438
Write-off of commitment premium shares	—	6,040
Net unrealized loss on derivative financial instrument	1,559	—
Stock-based compensation expense	2,855	10,065
Provision for bad debts	(1,085)	1,721
(Gain) / loss on disposal	(728)	—
Changes in assets and liabilities:
Decrease (increase) in due from charterers	7,756	(10,267)
Increase in due from Navig8 pools	(5,994)	(2,781)
Decrease in prepaid expenses and other current and noncurrent assets	57,743	7,061
Increase in working capital at Navig8 pools	(1,950)	(3,750)
Decrease in accounts payable and other current and noncurrent liabilities	(2,338)	(26,629)
Deferred drydock costs incurred	(6,591)	(2,839)
Net cash provided by operating activities	201,628	56,526
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(565,922)	(49,060)
Payment of professional fees for 2015 merger	—	(7,369)
Payment of capitalized interest	(11,349)	(7,056)
Proceeds from sale of vessels	16,925	—
Cash at Navig8 Crude upon merger	—	28,875
Deposit of cash merger consideration	—	(4,527)
Restricted cash	—	(763)
Purchase of vessel improvements and other fixed assets	(5,089)	(1,284)
Net cash used in investing activities	(565,435)	(41,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities and senior notes	421,695	—
Repayments of credit facilities	(80,955)	—
Proceeds from issuance of common stock	26	210,000
Payment of underwriters' commission	—	(13,650)
Payment of common stock issuance costs	—	(1,930)
Deferred financing costs paid	(11,425)	(526)
Net cash provided by financing activities	329,341	193,894
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	397
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,466)	209,633
CASH AND CASH EQUIVALENTS, beginning of period	157,535	147,303
CASH AND CASH EQUIVALENTS, end of period	$123,069	$356,936
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$11,412	$6,760

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at June 30, 2016 consisted of 35 tankers in operation (18 Very Large Crude Carriers (“VLCCs”), 11 Suezmax tankers, four Aframax tankers, two Panamax tankers), and 10 newbuilding VLCCs under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

On May 7, 2015, the Company consummated a merger (“2015 merger”) pursuant to an agreement between Gener8 Maritime Acquisition, Inc., a wholly owned subsidiary of the Company, Navig8 Crude Tankers, Inc. and the equity holders’ representatives named therein. As a result of the merger, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) became a wholly owned subsidiary of the Company, and the Company’s name was changed from General Maritime Corporation to Gener8 Maritime, Inc. The Company followed the guidance of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition. For more details see Note 6, 2015 MERGER, in our 2015 Annual Report on Form 10-K.

The Company’s vessels are primarily available for employment in commercial pools, or for charter on a spot voyage or time charter basis.

The Company is party to certain commercial pooling arrangements. Commercial pools are designed to provide for effective chartering and commercial management of similar vessels that are combined into a single fleet to improve customer service, increase vessel utilization and capture cost efficiencies.

The Company employs all of its VLCC, Suezmax and Aframax vessels, with the exception of two VLCCs that remain on time and spot charters, in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In 2015, certain of the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries (but not the subsidiaries for the Gener8 Victory and Gener8 Vision) entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of June 30, 2016. See Note 13, Related Party Transactions, for a description of the pool arrangements with these related parties.

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2015, which provides a more complete understanding of our accounting policies. The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying unaudited interim financial statements, which conform to accounting principles generally accepted in the United States of America, were included in our 2015 Annual Report on Form 10-K. Except for the following new policies presented below, all accounting policies remained unchanged.

INTEREST RATE RISK MANAGEMENT—The Company is exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a variable rate, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and the Company has established effectiveness testing and measurement processes. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are accrued and paid. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See Notes 10, Financial Instruments, additional disclosures on the Company’s interest rate swaps.

RECENT ACCOUNTING PRONOUNCEMENTS—In April 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements revised guidance for the accounting and reporting of financial instruments.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $19.2 million and $106.0 million for the period ended June 30, 2016 and December 31, 2015, respectively. The Company also excluded from cash flow from financing activities an amount included in accounts payable of $1.9 million, related to the amendment of the Sinosure Credit Facility. Capitalized interest amounted to $17.6 million for the six months ended June 30, 2016, out of which $6.3 million has not been paid out as of June 30, 2016 (which is included in Long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $11.5 million for the six months ended June 30, 2015.

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

The reconciliation of basic to diluted income per common share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per share:
Numerator:
Net Income	$37,995	$19,901	$98,853	$50,820
Denominator:
Weighted-average shares outstanding - basic	82,681	52,919	82,681	43,150
Add:
Restricted stock units	—	22	—	11
Weighted-average shares outstanding - diluted	82,681	52,941	82,681	43,161

Basic net income per share	$0.46	$0.38	$1.20	$1.18
Diluted net income per share	$0.46	$0.38	$1.20	$1.18

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. As a result of the conversion in 2015, and since both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2016 and 2015 presentations of net income per share combine Class A Common Stock, Class B Common Stock and new common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the three and six months ended June 30, 2015, because the impact is anti-dilutive. Options to purchase 309,296 shares of new common stock were excluded from the above calculation for the three and six months ended June 30, 2015 and 2016, because the impact is anti-dilutive. Also, warrants to purchase 1,431,520 shares of new common stock and options to purchase 13,420 shares of new common stock were also excluded from the above calculation for the three and six months ended June 30, 2016, because certain market conditions have not been met.

Additionally, on June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will vest in tranches on December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The RSUs were excluded in determining the diluted net income per share for the three and six months ended June 30, 2016, because the impact is anti-dilutive.

4. DELIVERY AND DISPOSAL OF VESSELS

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

Gener8 Nautilus

On April 20, 2016, Gener8 Nautilus LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Nautilus, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Nautilus entered into the VL8 Pool. As of June 30, 2016, the Company borrowed approximately $59.7 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Nautilus. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Nautilus.

Gener8 Andriotis

On May 12, 2016, Gener8 Andriotis LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Andriotis, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Andriotis entered into the VL8 Pool. As of June 30, 2016, the Company borrowed approximately $60.5 million under the Sinosure Credit Facility to fund the delivery of the Gener8 Andriotis. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Andriotis.

Gener8 Constantine

On June 27, 2016, Gener8 Constantine LLC, a wholly-owned subsidiary of the Company, took delivery of the Gener8 Constantine, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Constantine entered into the VL8 Pool. As of June 30, 2016, the Company borrowed approximately $57.4 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Constantine. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Constantine.

Gener8 Consul

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul for $17.5 million, gross proceeds. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Bunkers and lubricants	$7,979	$5,746
Escrow deposit - final installment for Gener8 Apollo	—	9,011
Insurance claims receivable	5,285	5,185
Prepaid insurance	3,353	2,965
Other	9,435	8,990
Total	$26,052	$31,897

Escrow deposit amount represents the loan proceeds due to the Company upon delivery of Gener8 Apollo, which were received upon delivery of the vessel in January 2016. Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of June 30, 2016 and December 31, 2015, the portion of insurance claims receivable not expected to be collected within one year of $0.4 million and $0.8 million, respectively, is included in Other assets (non‑current) on the condensed consolidated balance sheets. Other primarily represents advances to our third‑party technical managers.

6. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

		Six Months Ended
	December 31, 2015	June 30, 2016 Activities	June 30, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$—	$162,683
Installment and supervision payments	287,259	234,580	521,839
Accrued milestones and supervision payments	18,895	(18,895)	—
Others	2,687	2,017	4,704
2015 Acquired VLCC Newbuildings:			—
Vessels	435,417	—	435,417
Acquisition-related costs	10,295	—	10,295
Installment and supervision payments	183,738	324,393	508,131
Accrued milestones and supervision payments	87,150	(67,990)	19,160
Others	3,110	4,865	7,975
Fair value of 2015 Warrant Agreement assumed	3,381	—	3,381
Fair value of 2015 Stock Options assumed	39	—	39
Capitalized interest	44,130	17,610	61,740
Vessel deliveries	(327,767)	(864,064)	(1,191,831)
Total	$911,017	$(367,484)	$543,533

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

During the three months ended June 30, 2016 and in accordance with its newbuilding contract, one of the 2014 Acquired VLCC Newbuildings was delivered to the Company. As of June 30, 2016, one additional 2014 Acquired VLCC Newbuilding is scheduled to be delivered during the remaining period of 2016.

During the three months ended June 30, 2016 and in accordance with their newbuilding contracts, two of the 2015 Acquired VLCC Newbuildings were delivered to the Company. As of June 30, 2016, nine additional 2015 Acquired VLCC Newbuildings are scheduled to be delivered during the remaining period of 2016 and early 2017.

7. OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Escrow deposits	$41	$51,915
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charterers	1,546	1,546
Fresh start lease asset	1,251	1,319
Insurance claims	406	789
Total	$5,144	$57,469

As of December 31, 2015, escrow deposits primarily represented the final installment payments for Gener8 Apollo. Subsequent to the delivery of Gener8 Apollo in January 2016, the related amount was transferred to vessels.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Accounts payable	$13,024	$4,143
Accrued milestone and supervision payments	19,160	105,895
Accrued operating expenses	17,562	20,608
Accrued administrative expenses	2,307	691
Accrued interest	348	1,911
Total	$52,401	$133,248

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC newbuildings. During the six months ended June 30, 2016, the Company paid $86.7 million of milestone and supervision installments that was accrued as of December 31, 2015.

9. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Refinancing Facility	$485,058	$551,950
Korean Export Credit Facility	414,262	185,389
Senior Notes	165,431	156,829
Amended Sinosure Credit Facility	241,645	62,886
Total	1,306,396	957,054
Less: current portion of long-term debt	(164,650)	(135,367)
Less unamortized discount and debt financing costs	(57,444)	(48,964)
Long-term debt less unamortized discount and debt issuance cost	$1,084,302	$772,723

Unamortized discount and debt financing cost include an unamortized discount related to the Company’s Senior Notes and deferred financing costs comprised of bank fees and legal expenses associated with securing new loan facilities. These deferred financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense.

As of June 30, 2016, the Company has an aggregate amount of up to approximately $643.5 million of available borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility (subject to the terms and conditions) for the purpose of financing future deliveries of VLCC newbuilding vessels with remaining installment payments of $536.7 million, of which $440.9 million and $95.8 million are due in the remaining period of 2016 and 2017, respectively.

On June 29, 2016, the Company amended the Sinosure Credit Facility for purposes of financing future deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.

The Sinosure Credit Facility, as amended by the Amending Deed (the “Amended Sinosure Facility”), provides for term loans up to the aggregate amount of approximately $385.2 million (subject to the terms and conditions set forth in the Amended Sinosure Credit Facility). All other terms of the Amended Sinosure Credit Facility remain substantially similar in all material respects to those in the Sinosure Credit Facility prior to giving effect to the Amending Deed. See “Amended Sinosure Credit Facility” below for further information regarding the Amended Sinosure Credit Facility.

On May 2, 2016, the Company entered into interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. The Company may modify or terminate any of the foregoing interest rate swap transactions in accordance with their terms or enter into additional swap transactions in the future from time to time. Notwithstanding the terms of the interest rate swap transactions, the Company remains ultimately obligated for all amounts due and payable under the credit facilities in accordance with the terms thereof. See Note 10, Financial InstrumentS, for more details.

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility (the “Refinancing Facility”) to refinance its former senior secured credit facilities. The Refinancing Facility provides for term loans up to the aggregate approximate amount of $581.0 million, which have been fully drawn. The loans under the Refinancing Facility will mature on September 3, 2020. The Refinancing Facility bears interest at a rate per annum based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 10, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

The Company is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments which commenced on September 3, 2015. The Company is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as the sale of a vessel held as collateral or total loss of a vessel.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts in respect of 15 of the Acquired VLCC Newbuildings being built at Korean shipyards. As of June 30, 2016, the Korean Export Credit Facility funded the delivery of 7 of these newbuildings.

The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”).

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 10, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

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

Amended Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility (the “Amended Sinosure Credit Facility”) to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of June 30, 2016, the Amended Sinosure Credit Facility funded the delivery of three VLCC newbuildings and refinanced a credit facility. The Amended Sinosure Credit Facility provides for term loans up to the aggregate amount of approximately $385.2 million (subject to the terms and conditions set forth in the Amended Sinosure Credit Facility).

Borrowings under each term loan will be available to be incurred at or around the time of delivery of each newbuilding funded by the Amended Sinosure Credit Facility in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. The Company’s ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 10, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

The Company is obligated to repay each loan under the Amended Sinosure Credit Facility in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable loan), each in an amount equal to 1 2/3% of such loan, on each of March 21, June 21, September 21 and December 21 until the loan’s maturity date. On the respective maturity date, the Company is obligated to repay the remaining amount that is outstanding under each loan. The Company is also required to prepay the loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control of the Company.

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a Note and Guarantee Agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the

Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of June 30, 2016 and December 31, 2015, the discount on the Senior Notes was $5.3 million and $5.7 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refinancing Facility (1)	$(5,559)	$—	$(11,325)	$—
Korean Export Credit Facility (1)	(2,458)	—	(4,182)	—
Senior Notes	(4,689)	(4,057)	(8,985)	(7,957)
Amended Sinosure Credit Facility (1)	(1,504)	—	(2,379)	—
Fully repaid credit facilities	—	(7,083)	—	(13,992)
Amortization of deferred financing costs	(2,563)	(326)	(5,136)	(513)
Capitalized interest	7,763	7,926	17,610	11,471
Commitment fees	(1,379)	—	(3,312)	—
Interest income	28	27	53	51
Interest expense, net	$(10,361)	$(3,513)	$(17,656)	$(10,940)

(1) Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of June 30, 2016, the Company was in compliance with all such covenants that were in effect on such date.

The Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility also contain certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement. The Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility permit the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under these facilities’ minimum cash balance and collateral maintenance tests subject to a limit of 50% of consolidated net income earned by the Company after the date of the respective facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the respective facility. It may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and repay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

10. financial instruments

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap agreements having amortizing notional amounts to hedge a portion of the London Interbank Offered Rate (“LIBOR”) floating rate interest expense on the Company’s credit facilities as discussed in Note 9, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable LIBOR rate for that period multiplied by the same notional amount.  The applicable period, LIBOR rate and notional amounts are identified in the table below. Two of the swaps effectively fix the interest rate on approximately 50% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, and three of the swaps effectively fix the interest rate on approximately 80% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and thereafter on approximately 5% of those variable interest rate borrowings through February 20, 2029. The remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility through March 21, 2022, and thereafter on approximately 5% of those variable interest rate borrowings through May 6, 2028. When a swap automatically terminates, the Company may elect to replace the swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date. Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party derivatives dealer.

The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps’ offsetting at least 80% and not more than 125% of the hedged interest payments) on both a prospective and retrospective basis. The effective portion of the changes in fair value of the swap agreements, including adjustments for non-performance risk, that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. These amounts are reclassified to interest expense when the hedged interest payments are incurred.  Amounts in accumulated other comprehensive loss expected to be reclassified into interest expense in the next 12 months are $6.9 million. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap agreements is required to be recognized in earnings. During the three months ended June 30, 2016, the Company’s interest rate swap agreements were highly effective; hedge ineffectiveness of $1.6 million was recognized in earnings.

At June 30, 2016, the Company was a party to the following interest rate swaps, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility (dollars in thousands):

	June 30, 2016
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date (2)	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$194,023	5/31/2016	9/3/2020	Level 2	0.9900%	1 mo. LIBOR
Refinancing Facility	48,506	5/31/2016	9/3/2020	Level 2	1.0075%	1 mo. LIBOR
Korean Export Credit Facility (1)	267,094	6/30/2016	9/30/2020	Level 2	1.2970%	3 mo. LIBOR
Korean Export Credit Facility (1)	50,080	6/30/2016	9/30/2020	Level 2	1.3370%	3 mo. LIBOR
Korean Export Credit Facility (1)	16,693	6/30/2016	9/30/2020	Level 2	1.3075%	3 mo. LIBOR
Sinosure Credit Facility	241,644	6/21/2016	3/21/2022	Level 2	1.4100%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $333.9 million under the three interest rate swaps is scheduled to increase up to a maximum aggregate notional amount of $680.8 million in order to effectively fix the interest rate on the target percentage of expected borrowings, since the loans under the Korean Export Credit Facility were not fully drawn as of the effective date for the interest rate swap transaction.

(2)

As described above, after this date, these swaps effectively fix the interest rate on approximately 5% of the aggregate variable interest rate borrowings of the applicable credit facility through February 20, 2029 in the case of the Korean Export Credit Facility and May 6, 2028 in the case of the Sinosure Credit Facility.

The tables below provide quantitative information about the impact of derivatives on the Company’s balance sheet and statement of operations (dollars in thousands):

		June 30, 2016		December 31, 2015
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current liabilities	$—	$6,231	$—	$—
Interest rate swap contracts - non-current	Non-current liabilities		9,276
Total derivatives designated as hedging instruments		$—	$15,507	$—	$—

	Offsetting of Derivative Liabilities
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$13,142	$—	$13,142	$—	$—	$13,142
Counterparty 2	861	—	861	—	—	861
Counterparty 3	1,504	—	1,504	—	—	1,504

Total	$15,507	$—	$15,507	$—	$—	$15,507

The following table provides the effect of derivatives on the statements of operations for the year-to-date period ended June 30, 2016 (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Location of Gain
Derivatives in Cash Flow	from AOCI to	(Loss) Recognized	Six Months Ended June 30,
Hedging Relationships	Income	on Derivatives	2016	2015
Interest rate swap contracts (Effective Portion)
Amount of Loss Recognized in OCI on Derivatives	Interest Expense, net		$14,108	$—
Amount of Loss Reclassified from AOCI into income on Derivatives	Interest Expense, net		160	—

Interest rate swap contracts (Ineffective Portion)
Amount of Loss Recognized in Income on Derivatives		Other (expense) income, net	$1,560	—

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$123,069	$123,069	$157,535	$157,535
Restricted cash	1,429	1,429	1,425	1,425
Long-term debt, including current portion, excluding discount	1,306,396	1,271,385	957,054	906,639

Fair value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

Level 1     Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2     Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3     Unobservable inputs that are supported by little or no market activity. Level 3 assets or liabilities are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as assets or liabilities for which the determination of fair value requires significant judgment or estimation.

The Company uses the following methods and assumptions in estimating fair values for its financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Restricted cash:  The carrying amounts of the Company’s other financial instruments at June 30, 2016 and December 31, 2015 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Amended Sinosure Credit Facility as of June 30, 2016 and December 31, 2015 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 1.75%.

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	June 30, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$—	$—	$—	$16,999	$16,999	$—

The following table summarizes the valuation of liabilities measured on a recurring basis (dollars in thousands):

	June 30, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps	$15,507	$15,507	$—	$—	$—	$—

12. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $0.2 million per month. During the three months ended June 30, 2016 and 2015, the Company recorded expense associated with this lease of $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded expense associated with this lease of $1.0 million and $0.9 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2016— $0.8 million (from July 1, 2016), 2017— $1.5 million, 2018— $1.5 million, 2019—$1.5 million, 2020—$1.7 million and thereafter—$10.4 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of June 30, 2016 and December 31, 2015, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.4 million as of June 30, 2016 and December 31, 2015.

13. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements.

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc. (the VL8 pool manager), V8 Management, Inc., V8 Pool Inc. (the V8 pool and Suez8 pool manager) and Integr8 Fuels Inc.

In June 2015, the Company’s relevant newbuilding and vessel owning subsidiaries entered into pool agreements with VL8 Pool, Inc. for the Company’s existing and newbuilding VLCC vessels, (other than the Gener8 Victory and Gener8 Vision) and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the V8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool.

VL8 Pool

As of June 30, 2016, sixteen of the Company’s owned VLCC vessels have entered into the VL8 pool. During the three and six months ended June 30, 2016, the Company earned net pool distributions of $58.6 million and $125.0 million, respectively, from VL8 Pool. As of June 30, 2015, one vessel of the Company’s VLCC had entered into the VL8 pool. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of June 30, 2016 and December 31, 2015, a balance of $24.7 million and $17.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. For the three and six months ended June 30, 2016, the related expense amounted to $0 and $3.3 million, respectively, and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Suez8 Pool

As of June 30, 2016, eleven of the Company’s Suezmax vessels have entered into the Suez8 Pool. During the three and six months ended June 30, 2016, the Company earned net pool distributions of $26.5 million and $63.9 million, respectively, from Suez8 Pool. As of June 30, 2015, none of the Company’s Suezmax vessels had entered into the Suez8 Pool. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of June 30, 2016 and December 31, 2015, a balance of $15.3 million and $15.5 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

V8 Pool

As of June 30, 2016, four of the Company’s Aframax vessels have entered into the V8 Pool. During the three and six months ended June 30, 2016, the Company received net pool distributions from the V8 Pool of $7.3 million and $16.5 million, respectively. During the three and six months ended June 30, 2015, the Company received net pool distributions from the V8 Pool of $0.9 million. As of June 30, 2015 three of the Company’s Aframax vessels had entered into the V8 Pool. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of June 30, 2016 and December 31, 2015, a balance of $4.0 million and $5.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

Working Capital at Navig8 Pools

The Company is required to provide working capital of $1.5 million to VL8 Pool Inc. upon delivery of each vessel into the VL8 pool; and to provide working capital of $1.0 million and $0.8 million to V8 Pool Inc. upon delivery of each vessel into the Suez8 Pool and V8 Pool, respectively. During the first quarter of 2016, Navig8 Group revised the working capital requirements of the Navig8 pools whereby participants provide working capital of $1.0 million, $0.8 million and $0.7 million to VL8 Pool Inc. in respect of the VL8 pool, V8 Pool Inc. in respect of the Suez8 Pool and V8 Pool Inc. in respect of the V8 Pool, respectively, for each applicable vessel delivered into the pool.

As of June 30, 2016 and December 31, 2015, the working capital associated with the Company’s owned vessels entered into the VL8 Pool, Suez8 Pool, and V8 Pool aggregated to $28.0 million and $26.0 million, respectively, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three and six months ended June 30, 2016, the Company recorded supervision fees of $0.9 million and $1.7 million, respectively. These amounts are included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of June 30, 2016, $2.5 million remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three and six months ended June 30, 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million and $0.6 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. A payable balance of $0.1 million remained outstanding as of June 30, 2016.

Other Related Party Transactions

During the three months ended June 30, 2016 and 2015, the Company incurred office expenses totaling $2.0 thousand and $1.0 thousand, respectively, and during the six months ended June 30, 2016 and 2015, the Company incurred office expenses totaling $3.0 thousand in each period, on behalf of P C Georgiopoulos & Co. LLC, an investment management company controlled by Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of June 30, 2016 and December 31, 2015, a balance due from P C Georgiopoulos & Co., LLC of $11.0 thousand and $7.0 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $23 thousand, during each of the three months ended June 30, 2016 and 2015, and totaling $47 thousand and $53 thousand during the six months ended June 30, 2016 and 2015, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos is chairman of Genco’s board of directors. As of June 30, 2016 and December 31, 2015, a balance due from Genco of $8.0 thousand at each date remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $0.9 million and $2.2 million, during the three months ended June 30, 2016 and 2015, respectively, and aggregating $1.9 million and $4.2 million during the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, a balance of $0.6 million and $0.8 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, is on the board of directors of Aegean. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended June 30, 2016 and 2015, for $50  thousand and $52.0 thousand, respectively and during the six months ended June 30, 2016 and 2015 for $0.1 million in each period. As of June 30, 2016 and December 31, 2015, a balance of $0 and $4.0 thousand, respectively, remains outstanding.

The Company provided office space and other office expenses to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $16.0 thousand, during each of the three months ended June 30, 2016 and 2015, and $32 thousand and $30 thousand for the six months ended June 30, 2016 and 2015, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of June 30, 2016 and December 31, 2015, there was no outstanding balance.

Amounts due from the related parties described above as of June 30, 2016 and December 31, 2015 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of June 30, 2016 and December 31, 2015 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

14. STOCK‑BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the three and six months ended June 30, 2016, amortization of the fair value of these stock options was $0. For the three and six months ended June 30, 2015, amortization of the fair value of these stock options was $0.9 million and $1.2 million, respectively, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share,  vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net income per share for the three and six months ended June 30, 2016 (see Note 3, INCOME PER COMMON SHARE). On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. As of June 30, 2016, 44,919 RSUs have been forfeited and 953,279 shares remain to be issued in future years, following the vesting date for each increment.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $21.9 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the three and six months ended June 30, 2016, compensation expense of $1.4 million and $2.8 million, respectively, in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2015 Warrant Agreement

In connection with the 2015 merger, the Company entered into an amended and restated warrant agreement (the “2015 Navig8 warrant agreement”) with Navig8 Limited. Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had, prior to the Navig8 merger, provided Navig8 Limited the right to purchase 1,600,000 shares of Navig8 Crude common stock at $10 per share, which were converted in connection with the 2015 merger into warrants entitling Navig8 Limited to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. The 2015 Navig8 warrant agreement expired on March 31, 2016.

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

The fair value of the stock option was calculated by using the Black-Scholes option pricing model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction as of June 30, 2016.

15. COMMON STOCK

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% or less of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to June 30, 2016, all of these shares and 234,608 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration. As of June 30, 2016, $1.2 million in cash and 31,467,778 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of June 30, 2016, $3.0 thousand of cash remained in the trust account.

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

16. COMMITMENTS AND CONTINGENCIES

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico (the “Trustees”) submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.8 million plus interest, which remains subject to approval by the federal court in Puerto Rico and other customary requirements. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement of any such claim.

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

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in London arbitration. An arbitration hearing is scheduled for December 2016.

As of June 30, 2016 and December 31, 2015, an amount due from the 2011 VLCC Pool and the Atlas charter dispute of $3.4 million was included in Other assets (noncurrent).

17. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2016 for recognition or disclosure purposes. Based on this evaluation, from June 30, 2016 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

On August 8, 2016 the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million in gross proceeds. The sale is expected to be finalized during the third-quarter of 2016. The Company intends to use the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel and for general corporate purposes.

On July 22, 2016 the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million in gross proceeds. The sale is expected to close during the third-quarter of 2016. The Company intends to use the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel and for general corporate purposes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial managers of any pools in which our vessels participate, to successfully implement a profitable chartering strategy; (vi) changes in demand; (vii) a material decline or prolonged weakness in rates in the tanker market; (viii) changes in production of or demand for oil and petroleum products, generally or in particular regions; (ix) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (x) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xi) actions taken by regulatory authorities; (xii) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xiii) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xiv) changes in the typical seasonal variations in tanker charter rates; (xv) changes in the cost of other modes of oil transportation; (xvi) changes in oil transportation technology; (xvii) increases in costs including without limitation: crew wages, insurance, provisions, repairs and maintenance; (xviii) changes in general political conditions; (xix) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xx) changes in the itineraries of our vessels; (xxi) adverse changes in foreign currency exchange rates affecting our expenses; (xxii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxiii) financial market conditions; (xxiv) sourcing, completion and funding of financing on acceptable terms; (xxv) our ability to comply with the covenants and conditions under our debt obligations; (xxvi) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxvii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our “2015 Annual Report on Form 10-K,” and our subsequent reports on Form 10-Q and Form 8-K. Accordingly, you are cautioned not to place undue reliance on forward looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of June 30, 2016, we owned a fleet of 45 tankers, including 35 vessels on the water, consisting of 18 VLCC vessels, 11 Suezmax vessels, four Aframax vessels and two Panamax vessels, with an aggregate carrying capacity of 7.8 mm DWT, and 10 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs, which we refer to as our VLCC newbuildings. During the three months ended June 30, 2016, we took delivery of three VLCC newbuilding vessels, and have ten additional VLCCs scheduled to be delivered during the remaining period of 2016 and early 2017. We expect to fund a significant portion of the installment payments in respect of our remaining VLCC newbuildings through borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility. However, there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility or the Amended Sinosure Credit Facility. See “—Liquidity and Capital Resources—Debt Financings” for more information.

We have a significant amount of outstanding indebtedness under our refinancing facility, the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of June 30, 2016, we owed an aggregate outstanding principal amount of $1.3 billion under our senior secured credit facilities and our senior notes. The senior secured credit facilities provide up to an additional $643.5 million in additional financing (subject to the terms and conditions set forth in applicable senior secured credit facilities) as of June 30, 2016 in connection with the delivery of ten VLCC newbuildings. See “—Liquidity and Capital Resources.”

On June 29, 2016, we amended the Sinosure Credit Facility to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The Amended Sinosure Credit Facility, provides for term loans up to the aggregate amount of approximately $385.2 million (subject to the terms and conditions set forth in the Sinosure Credit Facility). All other terms of the Amended Sinosure Credit Facility remain substantially similar in all material respects to those in the Sinosure Credit Facility prior to giving effect to the amendment. See “—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” for further information.

Subsequent to the second quarter of 2016, we entered into agreements for the sale of the 2001-built VLCC tankers Genmar Vision and Genmar Victory for $28.0 million and $29.0 million, respectively, in gross proceeds. The sales are expected to close during the third-quarter of 2016. We intend to use the net proceeds from the sales to repay approximately $19.4 million for each of Genmar Vision and Genmar Victory, respectively, of the related portion of the senior secured debt outstanding under the refinancing facility associated with the vessels and for general corporate purposes.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. See Note 9,  LONG TERM DEBT and Note 10,  financial instruments, to the condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility.

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

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 30, 2016, 34 of our 35 owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of June 30, 2016, we employed all of our VLCCs, Suezmax and Aframax vessels on the water, with the exception of two VLCCs that were on time and spot charters, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries (other than for the Gener8 Victory and Gener8 Vision) have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three and six months ended June 30, 2016 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2015 Annual Report on Form 10-K for further information regarding these pool agreements.

Additionally, one chartered-in VLCC vessel (the Nave Quasar), which we had the right to operate at a gross rate of $26,397 per day pursuant to a time charter under which we had agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was also deployed in the VL8 pool during the three months ended June 30, 2016. This time charter expired, and the vessel was returned to its owner, in March 2016.

As of June 30, 2016, the Gener8 Victory was deployed on a time charter at a gross rate of $47,600 per day through August 2016, with the charterer having the option to extend the period for an additional six months at a gross rate of $53,750 per day.

As of August 5, 2016, we have taken delivery of eleven of our VLCC newbuildings, which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the remainder of our ten VLCC newbuildings in the VL8 Pool after delivery of the vessels.

As of June 30, 2015, one of our VLCC vessels was deployed in the VL8 Pool, none of our Suezmax vessels were deployed in the Suez8 Pool and three of our Aframax vessels were deployed in the V8 Pool. As of June 30, 2015, four of our VLCC vessels and nine of our Suezmax vessels remained in the Unique Tankers pool. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers. As of June 30, 2016, none of our vessels were deployed in the Unique Tankers pool.

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

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the time charters. We recognize the revenues of time charters that contain rate escalation schedules at the average rate during the life of the contract.

As of June 30, 2016, all of our vessels, with the exception of one vessel that remained on time charter and three vessels that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 13,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

As of June 30, 2015, 13 of our vessels were chartered into the Unique Tankers pool. We were the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool were chartered on the spot voyage market. Since all vessels in the Unique Tankers pool were owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we recognized revenues from the Unique Tankers pool based upon the percentage of voyage completion.

The following table shows the calculation of net voyage revenues:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2016	2015	2016	2015
Income Statement Data:
Voyage revenues	$105,958	$116,480	$230,002	$237,882
Voyage expenses	(4,194)	(36,782)	(6,551)	(82,676)
Net voyage revenues	$101,764	$79,698	$223,451	$155,206

As used in this Quarterly Report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool, but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

During the year ended December 31, 2015, and subsequent to the 2015 merger on February 24, 2015, we changed our fleet’s deployment strategy and entered the majority of its vessels into the Navig8 commercial crude tanker pools. These pools are the VL8 Pool, for VLCC vessels, the Suez8 Pool, for Suezmax vessels and the V8 Pool, for Aframax vessels. Under these pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel.

We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by total operating days for fleet for the relevant time period. Total operating days for fleet are the total number of days our vessels are in our possession for the relevant period net of off hire days associated with major repairs, drydocking and special or intermediate surveys. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate daily direct vessel operating expenses, or “DVOE,” and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that the vessels are in our possession for the period including offhire days associated with major repairs, drydockings and special or intermediate surveys.

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Income Statement Data:
Voyage revenues	$105,958	$116,480	$230,002	$237,882
Voyage expenses	4,194	36,782	6,551	82,676
Direct vessel expenses	25,532	21,147	50,061	42,044
Navig8 charterhire expenses	(49)	2,599	3,221	2,599
General and administrative expenses	7,024	15,320	15,112	19,944
Depreciation and amortization	20,023	11,011	37,504	22,010
(Gain) / loss on disposal	(714)	16	(579)	147
Closing of Portugal office	—	169	—	361
Total operating expenses	56,010	87,044	111,870	169,781
Operating income (loss)	49,948	29,436	118,132	68,101
Interest expense, net	(10,361)	(3,513)	(17,656)	(10,940)
Other financing costs	(4)	(6,040)	(6)	(6,040)
Net other (expense) income , net	(1,588)	18	(1,617)	(301)
Total other expenses	(11,953)	(9,535)	(19,279)	(17,281)
Net income	$37,995	$19,901	$98,853	$50,820
Income per common share:
Basic (1)	$0.46	$0.38	$1.20	$1.18
Diluted (1)	$0.46	$0.38	$1.20	$1.18

Weighted-average shares outstanding—basic	82,681	52,919	82,681	43,150
Weighted-average shares outstanding—diluted	82,681	52,941	82,681	43,161

(1)

Please refer to the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock. At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to June 30, 2016, we issued all of these shares and 234,608 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

In connection with the closing of the 2015 merger, we issued 483,971 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired cash and cash equivalents of $41.4 million and vessels under construction of $364.2 million. For information regarding the 2015 merger, see “Business—Navig8 Crude Merger” in our 2015 Annual Report on Form 10-K.

	June 30,	December 31,
(dollars in thousands)	2016	2015
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$123,069	$157,535
Total current assets	200,141	258,128
Vessels, net of accumulated depreciation	1,922,495	1,086,877
Vessels under construction	543,533	911,017
Total assets	2,752,519	2,389,746
Current liabilities (including current portion of long-term debt)	223,282	268,615
Total long-term debt less unamortized discount and debt financing costs	1,084,302	772,723
Total liabilities	1,317,639	1,041,985
Shareholders’ equity	1,434,880	1,347,761

	Six months ended
	June 30,	June 30,
(dollars in thousands)	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$201,628	$56,526
Net cash used in investing activities	(565,435)	(41,184)
Net cash provided by financing activities	329,341	193,894

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands except fleet data and daily results)	2016	2015	2016	2015
Fleet Data:
Total number of owned vessels at end of period	35	25	35	25
Total number of owned and chartered-in vessels at end of period	35	26	35	26
Average number of vessels(1)	33.4	25.0	32.0	25.0
Average number of owned and chartered-in vessels (1)	33.4	25.6	32.4	25.3
Total operating days for fleet(2)	2,841	2,269	5,666	4,422
Total time charter days for fleet	42	272	218	474
Total spot market days for fleet	253	1,905	479	3,856
Total Navig8 pool days for fleet	2,546	92	4,968	92
Total calendar days for fleet(3)	3,037	2,329	5,897	4,579
Fleet utilization(4)	93.6%	97.4%	96.1%	96.6%
Average Daily Results:
Time charter equivalent(5)	$35,825	$35,127	$39,440	$35,099
VLCC	44,913	39,966	50,762	41,464
Suezmax	31,500	35,280	34,549	35,401
Aframax	20,477	35,783	22,834	31,946
Panamax	15,071	21,807	17,241	24,732
Handymax	—	20,867	4,992	20,171
Daily direct vessel operating expenses(6)	8,408	9,080	8,588	9,182
Daily general and administrative expenses(7)	2,313	6,578	2,563	4,356
Total daily vessel operating expenses(8)	10,721	15,658	11,151	13,538
Other Data:
EBITDA(9)	$68,379	$34,425	$154,013	$83,770
Adjusted EBITDA(9)	$70,983	$50,472	$158,182	$100,383

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

(9)

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash items, one-time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are included in this report because they are used by management and certain investors as measures of operating performance. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. Our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (GAAP), and should not be considered as alternatives to net income, operating income, cash flow from operating activity or any other indicator of a company’s operating performance or liquidity required by GAAP. The definitions of EBITDA and Adjusted EBITDA used here may not be comparable to those used by other companies. These definitions are also not the same as the definition of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. In connection with our entry into the interest rate swap agreements in May 2016, we incurred certain one-time professional fees and certain non-cash items related to the hedging of our variable rate senior secured credit facilities that have been excluded from Adjusted EBITDA during the three and six months ended June 30, 2016. Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$37,995	$19,901	$98,853	$50,820
Net interest expense	10,361	3,513	17,656	10,940
Depreciation and amortization	20,023	11,011	37,504	22,010
EBITDA	68,379	34,425	154,013	83,770
Adjustments
Stock-based compensation	1,427	9,822	2,855	10,065
(Gain) / loss on disposal	(714)	16	(579)	147
Closing of Portugal office	—	169	—	361
Other financing costs	4	6,040	6	6,040
Nonrecurring professional fees related to interest rate swaps	327	—	327	—
Ineffective portion on interest rate swaps	1,560	—	1,560	—
Adjusted EBITDA	$70,983	$50,472	$158,182	$100,383

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

The following is additional data pertaining to net voyage revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$2,047	$6,778	$9,278	$10,978
Suezmax	—	1,721	—	3,431
Total	2,047	8,499	9,278	14,409
Spot charter:
VLCC	3,098	16,722	1,650	37,146
Suezmax	1,798	33,033	1,137	66,419
Aframax	(321)	11,537	(478)	20,628
Panamax	2,743	3,806	6,224	8,768
Handymax	(2)	1,899	208	3,634
Total	7,316	66,997	8,741	136,595
Navig8 pools:
VLCC	58,600	3,296	124,999	3,296
Suezmax	26,495	—	63,933	—
Aframax	7,305	906	16,500	906
Total	92,400	4,202	205,432	4,202
Total Net Voyage Revenue	$101,763	$79,698	$223,451	$155,206
Vessel operating days:
Time charter:
VLCC	42	181	218	292
Suezmax	—	91	—	181
Total	42	272	218	473
Spot charter:
VLCC	71	425	77	883
Suezmax	—	894	—	1,790
Aframax	—	320	—	646
Panamax	182	175	361	355
Handymax	—	91	42	180
Total	253	1,905	479	3,854
Navig8 pools:
VLCC	1,307	64	2,383	64
Suezmax	898	—	1,883	—
Aframax	341	28	702	28
Total	2,546	92	4,968	92
Total Operating Days for Fleet	2,841	2,269	5,666	4,420
Total Calendar Days for Fleet	3,037	2,329	5,897	4,579
Fleet Utilization	93.6%	97.4%	96.1%	96.5%
Average Number of Owned Vessels	33.4	25.0	32.0	25.0
Average Number of Owned and Chartered-in Vessels	33.4	25.6	32.4	25.3
Time Charter Equivalent (TCE):
Time charter:
VLCC	$48,399	$37,440	$42,563	$37,533
Suezmax	—	18,919	—	18,955
Combined	48,399	31,245	42,563	30,431
Spot charter:
VLCC	43,698	39,327	21,529	42,050
Suezmax	—	36,945	—	37,101
Aframax	—	36,087	—	31,929
Panamax	15,071	21,807	17,241	24,732
Handymax	—	20,867	4,992	20,171
Combined	28,929	35,177	18,234	35,439
Navig8 pools:
VLCC	44,847	51,308	52,453	51,308
Suezmax	29,498	—	33,945	—
Aframax	21,417	32,318	23,515	32,318
Combined	36,293	45,539	41,349	45,539
Fleet TCE	$35,825	$35,127	$39,440	$35,114

Total voyage revenues.  Voyage revenues decreased by $10.5 million, or 9.0%, to $106.0 million for the three months ended June 30, 2016 and by $7.9 million, or 3.3%, to $230.0 million for the six months ended June 30, 2016, compared to $116.5 million and $237.9 million for the three and six months ended June 30, 2015, respectively. The decrease in each period was primarily attributable to the decrease in charter hire rates for our Suezmax and Aframax vessels, partially offset by higher charter hire rates for our VLCC vessels, during the three and six months ended June 30, 2016 compared to the prior year periods and the sale of the Gener8 Consul in February 2016. Additionally, voyage revenues in the three and six months ended June 30, 2016 included revenues from the Navig8 pools, which are presented after deduction of voyage expenses, compared to the prior year periods which presented spot charter revenues before deduction of voyage expenses. Also included in our Navig8 pool revenues for the three and six months ended June 30, 2015 were pool revenues associated with the chartered-in vessel the Nave Quasar, which we redelivered to its owner in March 2016. For an explanation of the changes in our charter hire rates, see the net voyage revenues discussion below.

Also contributing to the decrease in voyage revenues was the decrease in our fleet utilization of 3.9% to 93.6% and 0.4% to 96.1% for the three and six months ended June 30, 2016, respectively, compared to 97.4% and 96.5% for the three and six months ended June 30, 2015, respectively. Fleet utilization was negatively affected by off hire days for scheduled dry-docks and repairs, a scheduled intermediate vessel in-water survey, and other vessel repairs.

The decrease in our voyage revenues was offset by an increase in our average owned fleet size for the three and six months ended June 30, 2016 compared to the prior year periods. Our average owned fleet size increased by 8.4 vessels, or 33.6%, to 33.4 vessels (4.0 Aframax, 11.0 Suezmax, 16.4 VLCC and 2.0 Panamax) for the three months ended June 30, 2016 compared to 25.0 vessels (4 Aframax, 11.0 Suezmax, 7.0 VLCC, 2 Panamax, and 1.0 Handymax) for the prior year period. Our average owned fleet size increased by 7.0 vessels, or 28.0%, to 32.0 vessels (4.0 Aframax, 11.0 Suezmax, 15.0 VLCC and 2.0 Panamax) for the six months ended June 30, 2016 compared to 25.0 vessels (4.0 Aframax, 11.0 Suezmax, 7.0 VLCC, 2.0 Panamax, and 1.0 Handymax) for the prior year period. The increase in our average fleet size in each period was primarily due to the delivery of our VLCC newbuildings, and was partially offset by the sale of the Gener8 Consul in February 2016.

Navig8 pool revenues.    Our Navig8 pool revenues increased to $92.4 million and $205.4 million for three and six months ended June 30, 2016, respectively, compared to $4.2 million during each of the three and six months ended June 30, 2015. The increase in each period was primarily the result of the transition of our vessels from the spot market into the Navig8 pools. Included in our Navig8 pool revenues for the three and six months ended June 30, 2016 were pool revenues associated with the chartered-in vessel the Nave Quasar, which was redelivered to its owner in March 2016. Navig8 pool revenues are distributed on a net basis after deduction of voyage expenses which are the responsibility of the pool, which reduces voyage revenues compared to spot charter revenues. As of June 30, 2016, we had sixteen owned vessels in the Navig8 pools, which includes three additional newbuilding vessels that were deployed into the Navig8 pools during the three months ended June 30, 2016. As of June 30, 2015, we had four vessels deployed in the Navig8 pools. Our vessel operating days attributable to the Navig8 pools increased to 2,454 days and 4,876 days for the three and six months ended June 30, 2016, respectively, compared to 92 days during each of the same periods in the prior year.

Time charter revenues.    Time charter revenues decreased by $6.6 million, or 76.4%, to $2.0 million for the three months ended June 30, 2016 compared to $8.7 million for the prior year period. Time charter revenues decreased by $5.4 million, or 37.0%, to $9.3 million for the six months ended June 30, 2016 compared to $14.7 million for the prior year period. The decrease in each period was primarily the result of the transition of our previously time chartered vessels into the Navig8 pools. Our time charter days decreased by 230 days, or 84.5%, to 42 days for the three months ended June 30, 2016 compared to 272 days for the prior year period. Our time charter days decreased by 256 days, or 54.0%, to 218 days for the six months ended June 30, 2016 compared to 473 days for the prior year period.

Spot charter revenues.  Spot charter revenues decreased by $92.1 million, or 88.9%, to $11.5 million for the three months ended June 30, 2016 compared to $103.6 million for the prior year period. Spot charter revenues decreased by $203.7 million, or 93.0%, to $15.3 million for the six months ended June 30, 2016 compared to $219.0 million for the prior year period. The decrease in each period was primarily the result of the transition of our vessels from the spot market into the Navig8 pools, which resulted in a decrease in our spot market days by 1,652 days, or 86.8%, to 252 days for the three months ended June 30, 2016 compared to 1,905 days for the prior year period. Spot charter days decreased by 3,375 days, or 87.6%, to 479 days for the six months ended June 30, 2016 compared to 3,854 days for the prior year period.

Voyage expenses.  Voyage expenses decreased by $32.6 million, or 88.6%, to $4.2 million for the three months ended June 30, 2016 compared to $36.8 million for the prior year period. Voyage expenses decreased by $76.1 million, or 92.1%, to $6.6 million for the six months ended June 30, 2016 compared to $82.7 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. The decrease in the voyage expenses in each period was primarily due to the 86.7% and 94.1% decrease during the three and six months ended June 30, 2016, respectively, in our spot market days as a result of transition of our vessels from the spot market into the Navig8 pools, a decrease in each period in oil prices as compared to the prior year period, as well as the sale of the Gener8 Consul in February 2016. We do not record voyage expenses associated with our vessels deployed in the Navig8 pools; Navig8 pool revenues are presented on a net basis after deduction of voyage expenses which are the responsibility of the pool.

Fuel costs, which represent the largest component of voyage expenses, decreased by $20.7 million, or 91.8%, to $1.8 million for the three months ended June 30, 2016 compared to $22.5 million for the prior year period. Fuel costs decreased by $48.1 million, or 94.1%, to $3.0 million for the six months ended June 30, 2016 compared to $51.2 million for the prior year period. This decrease in fuel costs in each period was primarily attributable to the 86.7% and 94.1% decrease in our spot market days discussed above during the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. Also contributing to the decrease in fuel costs in each period was a decrease in oil prices during the three and six months ended June 30, 2016 compared to the prior year periods. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $8.5 million, or 82.2%, to $1.8 million for the three months ended June 30, 2016 compared to $10.3 million for the prior year period. Port costs decreased by $18.1 million, or 87.5%, to $2.6 million for the six months ended June 30, 2016 compared to $20.7 million for the prior year period. The decrease in port costs in each period was primarily due to the decrease in our spot market days discussed above during the three and six months ended June 30, 2016 as compared to the prior year periods. Also contributing to the decrease in port costs in each period were differences in the ports visited during the three and six months ended June 30, 2016 as compared to the prior year periods.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $22.1 million, or 27.7%, to $101.8 million for the three months ended June 30, 2016 compared to $79.7 million for the prior year period. Net voyage revenues increased by $68.2 million, or 44.0%, to $223.5 million for the six months ended June 30, 2016 compared to $155.2 million for the prior year period. The increase in net voyage revenues in each period was primarily attributable to lower fuel costs, as discussed above. Also contributing to the increase in net voyage revenues was an increase in our average owned fleet size of 33.6% and 28.0% during the three and six months ended June 30, 2016, respectively, compared to the prior year periods. Our average daily TCE rate increased by $698, or 2.0%, to $35,825 for the three months ended June 30, 2016 compared to $35,127 for the prior year period. Our average daily TCE rate for our vessels deployed in the Navig8 pools was $36,293 for the three months ended June 30, 2016 compared to $45,539 for the prior year period and $41,349 for the six months ended June 30, 2016 compared to $45,539 for the same period in prior year. Our average daily spot market TCE rate decreased by $6,183, or 17.6%, to $28,995 for the three months ended June 30, 2016 compared to $35,177 for the prior year period, and decreased by $17,205, or 48.5%, to $18,234 for the six months ended June 30, 2016 compared to $35,439 for the prior year period, primarily due to the transition of all of our VLCC, Suezmax and Aframax vessels, which have historically earned higher charter rates than our smaller classes of vessels, from the spot market into the Navig8 pools. Our average daily time charter TCE rate increased by $17,154, or 54.9%, to $40,399 for the three months ended June 30, 2016 compared to $31,245 for the prior year period, and increased by $12,131, or 39.9%, to $42,563 for the six months ended June 30, 2016 compared to $30,431 for the prior year period.

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $4.4 million, or 20.7%, to $25.5 million for the three months ended June 30, 2016 compared to $21.1 million for the prior year period. Direct vessel operating expenses increased by $8.0 million, or 19.1%, to $50.1 million for the six months ended June 30, 2016 compared to $42.0 million for the prior year period. The increase in direct vessel operating expenses for the three months ended June 30, 2016 was primarily due to an increase in our average fleet size of 33.6% as compared to the prior year period and the associated increases in crew costs, insurance costs and other costs related to the newbuildings, partially offset by lower maintenance and repair costs for the three months ended June 30, 2016 compared to the prior year period. The increase in direct vessel operating expenses for the six months ended June 30, 2016 was primarily due to an increase in the average fleet size of 28.0% as compared to the prior year period and the associated increases in crew costs, insurance costs and other costs related to the newbuildings.

The increase in direct vessel operating expenses in each period was partially offset by decreases in daily direct vessel operating expenses per vessel of $887.0, or 9.5%, to $8,408 for the three months ended June 30, 2016 compared to $9,295 for the prior year period, and $704.0, or 7.6%, to $8,588 for the six months ended June 30, 2016 compared to $9,291 for the prior year period, primarily as a result of lower operating costs, including crew costs, insurance and other costs, associated with our newly delivered vessels. During the three months ending June 30, 2016, we incurred higher insurance costs than the prior year period related to increased fleet size and other insurance related costs. Additionally, during the three and six months ended June 30, 2015, we incurred severance charges related to a change in the vessel management of 7 vessels between third-party ship management companies, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses in the prior year periods compared to the current periods.

Navig8 charterhire expenses.  Navig8 charterhire expenses increased by $0.6 million, or 23.9% to $3.2 million for the six months ended June 30, 2016 compared to $2.6 million for the prior year period. These charterhire expenses were related to the Nave Quasar, a chartered-in vessel from a related party. Navig8 charterhire expenses during the three months ended June 30, 2016 included profit share adjustments related the profit share plan for the Nave Quasar. The time charter under which this vessel had been chartered-in expired in March 2016, and the vessel was redelivered to its owner on March 8, 2016.

General and Administrative Expenses.  General and administrative expenses decreased by $8.3 million, or 54.2%, to $7.0 million for the three months ended June 30, 2016, and decreased by $4.8 million, or 24.2%, to $15.1 million for the six months ended June 30, 2016 compared to $15.3 million and $19.9 million for the three and six months ended June 30, 2015, respectively. The decrease in each period was primarily related to decreases in employee compensation expense of $8.1 million, or 66.0% to $4.2 million for the three months ended June 30, 2016 compared to $12.3 million in prior year period and $6.8 million for the six months ended June 30, 2016, or 44.3% to $8.5 million compared to $15.3 million in prior year period. The decreases in employee compensation expense were primarily related to higher compensation costs of restricted stock units and option amortization in the prior year periods. The decrease in general and administrative expenses in each period was partially offset by increases in legal and professional expenses of $0.4 million and $1.5 million during the three and six months ended June 30, 2016, respectively, compared to the prior year period primarily related to debt financing and interest rate swaps, as well as other expenses associated with being a publicly traded company. Also contributing to the decrease in general and administrative expenses in each period was the liquidation of foreign subsidiaries and reduction in associated costs during the three and six months ended June 30, 2016 compared to the prior year periods.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $9.0 million, or 81.9%, to $20.0 million for the three months ended June 31, 2016 compared to $11.0 million for the prior year period. Depreciation and amortization increased by $15.5 million, or 70.4%, to $37.5 million for the six months ended June 31, 2016 compared to $22.0 million for the prior year period. Vessel depreciation increased by $8.4 million, to $18.1 million, and $14.3 million, to $33.7 million, for the three and six months ended June 30, 2016, respectively, while amortization of drydocking costs increased by $0.5 million, to $1.7 million, and $1.1 million, to 3.4 million, during the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increase in vessel depreciation and amortization of drydocking costs in each period was primarily due to the increase in our fleet size and the additional drydocking costs incurred during the three and six months ended June 30, 2016 compared to the prior year periods.

Gain / Loss on Disposal.  During the three and six months ended June 30, 2016, following the liquidation of foreign subsidiaries, we recorded a $0.7 million gain related to the write-off of the accumulated translation adjustment component of equity. Additionally, during the three and six months ended June 30, 2016, we incurred losses associated with the disposal of vessels and certain vessel equipment of $16.0 thousands and $77.0 thousands, respectively. During the three and six months ended June 30, 2015, we incurred losses associated with the disposal of vessels and certain vessel equipment of $16.0 thousands and $0.1 million, respectively.

Closing of Portugal Office.  During the three and six months ended June 30, 2015, we incurred $0.2 million and $0.4 million, respectively, of costs associated with the closing of the Portugal office, which was closed in the fourth quarter of 2015.

Interest Expense, Net.  Interest expense, net increased by $6.9 million, or 194.9%, to $10.4 million for the three months ended June 30, 2016 compared to $3.5 million for the prior year period. Interest expense, net increased by $6.7 million, or 61.4%, to $17.7 million for the six months ended June 30, 2016 compared to $10.9 million for the prior year period. The increase in interest expense in each period was primarily attributable to the increase in our weighted average debt balances (excluding debt financing costs) of $468.0 million, or 58.3%, to $1,271.5 million for the three months ended June 30, 2016 compared to $803.5 million for the prior year period, and $631.4 million, or 50.3%, to $1,887.2 million for the six months ended June 30, 2016 compared to $1,255.8 million for the prior year period. The increase in our weighted average debt balance primarily resulted from incurrence of additional debt relating to the delivery of our newbuilding vessels during the period and the accrual of payment-in-kind interest on our senior notes. The increase in interest expense in each period was partially offset by increases in capitalized interest of $3.7 million, or 91%, to $7.8 million for the three months ended June 30, 2016 and $10.0 million, or 131%, to $17.6 million for the six months ended June 30, 2016, compared to $4.1 million and $7.6 million for the three and six months ended June 30, 2015, respectively, related to the capitalization of interest expense associated with vessels under construction as a result of our acquisition of the VLCC newbuildings. During the three and six months ended June 30, 2016, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings under construction. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels.

Other (expense) income, net.  During the three and six months ended June 30, 2016, we recorded $1.6 million of expenses related to the ineffective portion of our interest rate swaps.

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

We have entered into several senior secured credit facilities to fund a significant portion of the amounts owed on our existing newbuilding commitments. We expect to use borrowings under the Korean Export Credit Facility and Amended Sinosure Credit Facility, in addition to our operating cash flows, to fund the amounts owed on our existing newbuilding commitments. Our ability to borrow any further amounts under the Korean Export Credit Facility and Amended Sinosure Credit Facility is subject to various conditions and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Accordingly, there is no assurance that we will be able to borrow sufficient funds under the Korean Export Credit Facility and Amended Sinosure Credit Facility. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments. As of June 30, 2016, an aggregate of up to $643.5 million of borrowings were available under the Korean Export Credit Facility and the Amended Sinosure Credit Facility (subject to the borrowing limits and conditions described below) to fund the delivery of 10 VLCC newbuildings through 2017 having $536.7 million of aggregate remaining installment payments.

Since we entered into the Korean Export Credit Facility and the Amended Sinosure Credit Facility, appraised values of our vessels have declined, which has reduced the amounts that we are permitted to borrow pursuant to the borrowing limits and conditions under these credit facilities. Any reductions in the amounts that we are permitted to borrow may negatively affect our liquidity.

We are subject to various collateral maintenance, financial and other covenants under our senior notes and senior secured credit facilities as further described below. We review our compliance with these covenants from time to time and consider appropriate actions, if any, based on our review.

We believe that our current cash balance, operating cash flows and future borrowings under our senior secured credit facilities will be sufficient to meet our liquidity needs for the next year. See Note 6, Vessels under construction, to the condensed consolidated financial statements in Item 1 for more information relating to the shipbuilding contracts for the VLCC newbuildings.

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

Recent Equity Issuances

In connection with the consummation of the 2015 merger that closed on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to June 30, 2016, we issued all of these shares and 234,608 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

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

Refinancing Facility.    On September 3, 2015, we entered into the refinancing facility to refinance our former senior secured credit facilities. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million. As of June 30, 2016, $485.1 million was outstanding under the refinancing facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2016, 7 VLCCs, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels.

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

Korean Export Credit Facility.    On September 3, 2015, we entered into the Korean Export Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings which are being built at Korean shipyards. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, which we refer to as the “Commercial Tranche,” a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea, which we refer to as “KEXIM” up to the aggregate approximate amount of $139.7 million, which we refer to as the “KEXIM Guaranteed Tranche,” a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million, which we refer to as the “KEXIM Funded Tranche” and a tranche of term loans insured by Korea Trade Insurance Corporation, which we refer to as “K-Sure” up to the aggregate approximate amount of $344.6 million, which we refer to as the “K-Sure Tranche”.

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii)

60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of June 30, 2016, $414.3 million was outstanding under the Korean Export Credit Facility, and up to $517.9 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of 8 vessels, which have an aggregate of $416.4 million of remaining installment payments due prior to the delivery of the vessels. Each loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

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

The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2016, 7 VLCC vessels, as well as 8 VLCC newbuildings that will be funded by borrowings under the Korean Export Credit Facility.

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

Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The Sinosure Credit Facility provided for term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility, which we refer to as the “Amended Sinosure Credit Facility,” to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The Amended Sinosure Credit Facility, provides for term loans up to the aggregate amount of approximately $385.2 million (subject to the terms and conditions set forth in the Amended Sinosure Credit Facility).

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Amended Sinosure Credit Facility in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of June 30, 2016, $241.6 million was outstanding under the Amended Sinosure Credit Facility, and up to $125.7 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of 2 vessels, which have an aggregate of $120.3 million of remaining installment payments due prior to the delivery of the vessels. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2016, four VLCC vessels, as well as two VLCC newbuilding that will be funded by borrowings under the Amended Sinosure Credit Facility.

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

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Sinosure Credit Facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” in our 2015 Annual Report on Form 10-K for further information regarding the Amended Sinosure Credit Facility.

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

If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. We are also subject to various financial and other covenants, restrictions on payments of dividends, events of default and remedies under the senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Senior Notes” in our 2015 Annual Report on Form 10-K for information regarding the senior notes.

Interest Rate Swap Agreements

On May 2, 2016, we entered into six interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. We may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in accordance with their terms in the future from time to time. See Note 10, FINANCIAL INSTRUMENTS, for more details about these interest rate swaps.

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

Cash and Working Capital

Our cash and cash equivalents decreased by $34.4 million to $123.1 million as of June 30, 2016 from $157.5 million as of December 31, 2015. This decrease was primarily due to payments in respect of the VLCC newbuildings of $577.3 million (including capitalized interest) and the payment of $11.4 million of deferred financing costs, partially offset by the net borrowings of $340.7 million, $201.6 million of net cash provided by operating activities and $16.9 million of proceeds from the sale of the Gener8 Consul during the three months ended June 30, 2016.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital decreased by $12.6 million to $(23.1) million as of June 30, 2016 from $(10.5) million as of December 31, 2015. Contributing to this decrease was the paydown of the refinancing facility of $9.8 million from the $16.9 million of proceeds from the sale of Gener8 Consul, which was classified as assets held for sale as of December 31, 2015. The sale was finalized during the first quarter of 2016. Also contributing to the decrease in our working capital was an increase in the current portion of long-term debt of $29.3 million to $164.7 million as of June 30, 2016, compared to $135.4 million as of December 31, 2015 and the inclusion of $6.2 million of current liabilities related to the interest rate swap agreements entered in the second quarter of 2016. The decrease in working capital was partially offset by a decrease in accounts payable and accrued expenses of $80.8 million to $52.4 million as of June 30, 2016 compared to $133.2 million as of December 31, 2015, primarily due to a decrease in accrued supervision and milestone payments during the six months ended June 30, 2016, and a decrease of $9.0 million in prepaid escrow deposits related to the final installment payment for the Gener8 Apollo.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $201.6 million for the six months ended June 30, 2016 which resulted from net income of $98.9 million, plus non-cash charges to operations of $54.1 million, and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $48.6 million, including a decrease in due from charterers and in accounts payable and other current liabilities.

Net cash provided by operating activities was $56.5 million for the six months ended June 30, 2015 which resulted from a net income of $50.8 million, plus non-cash charges to operations of $44.9 million, offset by a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $39.2 million, including an increase in due from charterers and a decrease in accounts payable and other current liabilities.

Cash Flows from Investing Activities.  Net cash used in investing activities was $565.4 million for the six months ended June 30, 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $577.3 million, partially offset by $16.9 million net proceeds from the sale of the Gener8 Consul during the six months ended June 30, 2016.

Net cash used in investing activities was $41.2 million for the six months ended June 30, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $56.1 million, payment of professional fees for the 2015 merger of $7.4 million and the deposit of the 2015 merger cash consideration of $4.5 million, partially offset by cash balance acquired in connection with the consummation of the 2015 merger on May 7, 2015 of $28.9 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $329.3 million for the six months ended June 30, 2016, which primarily consisted of net proceeds from borrowings of $340.7 million and the payment of deferred financing costs of $11.4 million related to the Amended Sinosure Credit Facility and the Korean Export Credit Facility.

Net cash provided by financing activities was $193.9 million for the six months ended June 30, 2015, which primarily consisted of proceeds, net of underwriters’ commission and other issuance costs, from the IPO of $194.4 million (excluding net proceeds resulting from the exercise of the overallotment option in July 2015).

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

During the three months ended June 30, 2016 and 2015, we incurred $1.7 million and $1.2 million, respectively, of drydock related costs. During the six months ended June 30, 2016 and 2015, we incurred $6.6 million and $2.8 million, respectively, of drydock related costs. Accumulated amortization as of June 30, 2016 and December 31, 2015 was $12.2 million and $8.8 million, respectively.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2015 Annual Report on Form 10-K.

Capital Improvements.  During the six months ended June 30, 2016 and the year ended December 31, 2015, we capitalized $2.9 million and $5.5 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008, which entered into force for the United States on January 8, 2009. This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx, and establishes Emission Control Areas. The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems. Annex VI includes a global cap on the sulfur content of fuel oil, and provides for stringent controls of sulfur emissions in Emission Control Areas. By January 2012, fuel oil could contain no more than 3.50% sulfur. By January 2020, sulfur content cannot exceed 0.50%, subject to the outcome of a review as to the availability of the required fuel oil, which is scheduled to be completed by 2018; this deadline could be deferred until January 1, 2025. All of our vessels currently comply with Marpol Annex VI emission standards by burning 0.1% low sulfur fuel in the main engine, auxiliary engines, and boilers, which has resulted in increased fuel cost when operating in the Emission Control Areas mentioned above. We currently receive additional compensation from charterers when using 0.1% low sulfur fuel. We may incur additional costs in the future depending on pricing and availability of low sulfur fuel, regulatory rule changes, or a change in the treatment of these costs by charterers, which may require modifications to the vessel or installation of scrubbers to continue to meet the required emission standards.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry-docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2016 mentioned below includes $9.4 million for purchase of Ballast Water Management Systems equipment.

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

Subsequent to the second quarter of 2016, we entered into agreements for the sale of the 2001-built VLCC tankers Genmar Vision and Genmar Victory for $28.0 million and $29.0 million, respectively, in gross proceeds. The sales are expected to close during the third-quarter of 2016. We intend to use the net proceeds from the sales to repay approximately $19.4 million for each of Genmar Vision and Genmar Victory, respectively, of the related portion of the senior secured debt outstanding under the refinancing facility associated with the vessels and for general corporate purposes.

Other Commitments.  In 2004, we entered into a 15-year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is as follows: $0.1 million per month from July 1, 2015 to September 30, 2015; $0.1 million per month from October 1, 2015 to September 30, 2016; $0.1 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2016, respectively, and approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively.

The following is a tabular summary of our future contractual obligations as of June 30, 2016 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2016 (6)	2017	2018	2019	2020	Thereafter
Refinancing facility	$485,058	$57,066	$103,238	$70,556	$70,556	$183,642	$—
Korean Export Credit Facility	414,262	17,067	34,133	34,133	34,133	57,120	237,676
Sinosure Credit Facility	241,645	8,193	16,385	16,385	16,385	16,385	167,912
Interest expenses, except for senior notes (1)	332,471	26,272	58,908	52,815	46,553	40,164	107,759
Senior notes	131,600	—	—	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	—	—	115,450	—
Shipbuilding contracts for the 2014 & 2015 acquired VLCC newbuildings	536,713	440,883	95,830	—	—	—	—
Supervision Agreements for the 2014 & 2015 acquired VLCC newbuildings (2)	2,600	2,100	500	—	—	—	—
Senior officer employment agreements (3)	10,238	1,138	2,275	2,275	2,275	2,275	—
Office Leases (4)	17,433	768	1,536	1,536	1,536	1,697	10,360
Corporate Administration Agreement (5)	641	458	183	—	—	—	—
Total commitments	$2,288,111	$553,945	$312,988	$177,700	$171,438	$548,333	$523,707

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of June 30, 2016, plus the applicable margin of 375 basis points. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of June 30, 2016, plus the applicable blended margin of 2.0872%. Future interest payments on our Amended Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of June 30, 2016, plus the applicable margin of 2.00%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $25.2 million which has accrued as of June 30, 2016. Interest expense for the refinancing facility, Korean Export Credit Facility, and Amended Sinosure Credit Facility include estimated effects related to our interest rate swaps.

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

Off-Balance-Sheet Arrangements

As of June 30, 2016, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2016. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date were lower than their carrying values at June 30, 2016. The most recent compliance testing date was July 25, 2016 under such facilities. At June 30, 2016, the carrying value of our newly delivered VLCC’s marked with an asterisk exceeded the valuation of such vessels. The amount by which the carrying value at June 30, 2016 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $17.3 million to $26.0 million per vessel, with an average of $21.5 million. These vessels’ carrying values exceeded the valuations received for covenant compliance testing primarily due to certain costs, such as interest, that were capitalized and included in their carrying values.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$23,793
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	19,243
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	19,393
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	35,625
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	15,972
Gener8 Kara G (f/k/a Genmar Kara G)	2007	2007	36,983
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	16,123
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	40,029
Gener8 George T (f/k/a Genmar George T)	2007	2007	37,217
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	54,223
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	54,247
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	17,897
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	15,896
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	32,471
Gener8 Zeus	2010	2010	69,494
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	36,987
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	47,162
Gener8 Compatriot (f/k/a Genmar Compatriot)	2004	2008	15,519
Gener8 Companion (f/k/a Genmar Companion)	2004	2008	15,604
Gener8 Vision	2001	2008	29,867
Gener8 Victory	2001	2008	29,969
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	15,868
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	15,868
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	51,211
Gener8 Neptune	2015	2015	106,930	*
Gener8 Athena	2015	2015	107,819	*
Gener8 Strength	2015	2015	105,519	*
Gener8 Apollo	2016	2016	108,794	*
Gener8 Ares	2016	2016	109,003	*
Gener8 Hera	2016	2016	109,525	*
Gener8 Supreme	2016	2016	106,460	*
Gener8 Success	2016	2016	101,339	*
Gener8 Constantine	2016	2016	113,924	*
Gener8 Nautilus	2016	2016	104,696	*
Gener8 Andriotis	2016	2016	101,949	*

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At June 30, 2016 and December 31, 2015, we had $1.0 billion of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of December 31, 2015, we were not party to any interest rate swaps.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $832.3 million, and a maximum aggregate amount of approximately $1.18 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.797% to 4.758%. These interest rate swap transactions have effective dates ranging from May 31, 2016 to June 30, 2016. Assuming that we had entered into these swap transactions on April 1, 2016, a 100 basis point (one percent) increase in LIBOR would have increased interest expense on $322.0 million of our outstanding floating rate indebtedness that is not hedged by approximately $0.83 million for the three months ended June 30, 2016.

Our anticipated draws under the Korean Export Credit Facility and Amended Sinosure Credit Facility are expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by the interest rate swap transactions we entered into on May 2, 2016.

We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining floating rate debt, including the refinancing facility,  the Korean Export Credit Facility and the Amended Sinosure Credit Facility. Increased interest rates may increase the risk that the counterparties to our existing and future swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements.

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

During the three and six months ended June 30, 2016, fuel costs amounted to approximately 44.1% and 46.1%, respectively, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

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

During the three months ended June 30, 2016, we entered into an interest rate risk management program. As a result, we have hedged a significant portion of our interest rate risk exposure related to our various senior secured credit facilities. Essentially, we have fixed the interest rate payable on these variable rate senior secured credit facilities. As a result, we implemented new procedures and related controls in respect of this new business process. These procedures and controls were concluded to have been effective during this period and did not result in a material adverse impact to our internal control over financial reporting. There have been no other changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENER8 MARITIME, INC.

Date: August 8, 2016	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Amending and Restating Deed, dated as of June 29, 2016, by and among the Parent Guarantor, GNRT Sub VII, the Original Owner Guarantors, the Global Co-Ordinators, the Bookrunner, the ECA Agent, the Facility Agent, the Security Agent, CEXIM, the Mandated Lead Arrangers, the Lenders, the Hedge Counterparties and the companies listed therein as additional owner guarantors. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 30, 2016)

10.2	Pool Participation Agreement, dated as of December 18, 2015, by and between VL8 Pool Inc. and Gener8 Andriotis LLC with respect to the “Gener8 Andriotis”
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith

E-1