Form 10-Q
period 2016-09-30
Gener8 Maritime, Inc.
filed 2016-11-14
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 14, 2016:

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

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,046	$157,535
Due from charterers, net	3,033	13,611
Due from Navig8 pools, net	35,220	38,086
Assets held for sale	—	16,999
Prepaid expenses and other current assets	24,092	31,897
Total current assets	162,391	258,128
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $187,876 and $147,129, respectively	2,278,750	1,086,877
Vessels under construction	340,289	911,017
Other fixed assets, net	4,652	4,664
Deferred drydock costs, net	16,410	17,875
Working capital at Navig8 pools	31,950	26,000
Restricted cash	1,456	1,425
Goodwill	—	26,291
Other noncurrent assets	5,178	57,469
Total noncurrent assets	2,678,685	2,131,618
TOTAL ASSETS	$2,841,076	$2,389,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,800	$133,248
Long-term debt, current portion	171,983	135,367
Derivative financial instrument	4,046	—
Total current liabilities	216,829	268,615
NONCURRENT LIABILITIES:
Long-term debt	1,275,748	821,687
Less unamortized discount and debt financing costs	(61,219)	(48,964)
Long-term debt less unamortized discount and debt financing costs	1,214,529	772,723
Other noncurrent liabilities	843	647
Derivative financial instrument	3,353	—
Total noncurrent liabilities	1,218,725	773,370
TOTAL LIABILITIES	1,435,554	1,041,985
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,681,711 shares at September 30, 2016 and 82,679,922 shares at December 31, 2015	827	827
Paid-in capital	1,514,013	1,509,688
Accumulated deficit	(101,919)	(163,421)
Accumulated other comprehensive (loss) / income	(7,399)	667
Total shareholders’ equity	1,405,522	1,347,761
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,841,076	$2,389,746

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
VOYAGE REVENUES:
Navig8 pool revenues	$65,529	$56,001	$270,960	$60,213
Time charter revenues	—	6,932	9,278	21,648
Spot charter revenues	6,730	26,358	22,023	245,312
Total voyage revenues	72,259	89,291	302,261	327,173

OPERATING EXPENSES:
Voyage expenses	3,159	10,527	9,710	93,203
Direct vessel operating expenses	26,980	20,539	77,041	62,583
Navig8 charterhire expenses	19	4,688	3,240	7,287
General and administrative	7,128	8,200	22,240	28,144
Depreciation and amortization	23,118	11,600	60,622	33,610
Goodwill impairment	26,291	—	26,291	—
Loss on disposal of vessels, net	10,756	101	10,177	248
Closing of Portugal office	—	146	—	507

Total operating expenses	97,451	55,801	209,321	225,582

OPERATING (LOSS) / INCOME	(25,192)	33,490	92,940	101,591

OTHER EXPENSES:
Interest expense, net	(13,699)	(193)	(31,355)	(11,133)
Other financing costs	(2)	—	(8)	(6,040)
Other (expense) income, net	1,542	(69)	(75)	(370)
Total other expenses	(12,159)	(262)	(31,438)	(17,543)
NET (LOSS) / INCOME	$(37,351)	$33,228	$61,502	$84,048

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.45)	$0.41	$0.74	$1.50
Diluted	$(0.45)	$0.40	$0.74	$1.49

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME

FOR THE three AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Net (loss) / income	$(37,351)	$33,228	$61,502	$84,048
Other comprehensive (loss) / income:
Amount recognized in other comprehensive loss on derivative	5,207	—	(8,901)	—
Amount recognized in net income / (loss) on derivative	1,342	—	1,502	—
Foreign subsidiaries loss on liquidation	—	—	(730)	—
Foreign currency translation adjustments	—	39	63	329
Comprehensive (loss) / income	$(30,802)	$33,267	$53,436	$84,377

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income / (Loss)	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	61,502	—	61,502
Issuance of common stock	—	26	—	—	26
Amount recognized in other comprehensive loss on derivative	—	—	—	(8,901)	(8,901)
Amount recognized in net income / (loss) on derivative	—	—	—	1,502	1,502
Foreign subsidiaries loss on liquidation	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	4,299	—	—	4,299
Balance as of September 30, 2016	$827	$1,514,013	$(101,919)	$(7,399)	$1,405,522

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,502	$84,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of vessels, net	10,177	248
Goodwill impairment	26,291	—
Payment-in-kind interest expense	13,729	3,883
Depreciation and amortization	60,622	33,610
Amortization of fair value of related-party chartered-in vessel	427	1,593
Amortization of deferred financing costs	7,879	946
Write-off of commitment premium shares	—	6,040
Stock-based compensation expense	4,299	11,647
Provision for bad debts	(2,689)	3,116
Changes in assets and liabilities:
Decrease in due from charterers	13,267	24,389
Decrease (increase) in due from Navig8 pools	2,866	(19,494)
Decrease in prepaid expenses and other current and noncurrent assets	59,606	21,682
Increase in working capital at Navig8 pools	(5,950)	(22,000)
Decrease in accounts payable and other current and noncurrent liabilities	(5,680)	(29,683)
Deferred drydock costs incurred	(9,228)	(7,577)
Net cash provided by operating activities	237,118	112,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(800,688)	(187,929)
Payment of professional fees for 2015 merger	—	(10,295)
Payment of capitalized interest	(15,456)	(13,794)
Proceeds from sale of vessels	72,505	—
Cash at Navig8 Crude upon merger	—	28,875
Deposit of cash merger consideration	—	(1,187)
Restricted cash	—	(764)
Purchase of vessel improvements and other fixed assets	(7,808)	(2,763)
Net cash used in investing activities	(751,447)	(187,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities and senior notes	636,216	643,920
Repayments of credit facilities	(158,665)	(656,261)
Proceeds from issuance of common stock	26	236,351
Payment of underwriters' commission	—	(15,363)
Payment of common stock issuance costs	—	(6,470)
Deferred financing costs paid	(20,737)	(29,802)
Net cash provided by financing activities	456,840	172,375
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	329
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,489)	97,295
CASH AND CASH EQUIVALENTS, beginning of period	157,535	147,303
CASH AND CASH EQUIVALENTS, end of period	$100,046	$244,598
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$19,993	$6,456

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provide international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at September 30, 2016 consisted of 37 tankers in operation (20 Very Large Crude Carriers (“VLCCs”), 11 Suezmax tankers, four Aframax tankers, two Panamax tankers), and six newbuilding VLCCs under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

On May 7, 2015, the Company consummated a merger (“2015 merger”) pursuant to an agreement between Gener8 Maritime Acquisition, Inc., a wholly owned subsidiary of the Company, Navig8 Crude Tankers, Inc. and the equity holders’ representatives named therein. As a result of the merger, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.) became a wholly owned subsidiary of the Company, and the Company’s name was changed from General Maritime Corporation to Gener8 Maritime, Inc. The Company followed the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition. For more details see Note 6, 2015 MERGER, in our 2015 Annual Report on Form 10-K.

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

The Company employs all of its VLCC, Suezmax and Aframax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of September 30, 2016. See Note 14, Related Party Transactions, for a description of the pool arrangements with these related parties.

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

INTEREST RATE RISK MANAGEMENT—The Company is exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a variable rate, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and the Company has established effectiveness testing and measurement processes. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See Note 11, Financial Instruments, additional disclosures on the Company’s interest rate swaps.

GOODWILL—We follow the provisions of FASB ASC 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Change in vessel values between November 30, 2015, the Company’s last annual impairment test date, and September 30, 2016, indicated circumstances changed that would more likely than not reduce the fair value of each reporting unit below its carrying amount. At September 30, 2016 and in accordance with ASC 350-20-35, the Company considered the continued decline in the fair value of the Company’s fleet independent valuations to be an indicator for goodwill impairment testing at the interim period. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off at September 30, 2016 of $23.3 million. Additionally, during both the three and nine months ended September 30, 2016, the Company recorded a $3.0 million goodwill write-off associated with the sale of the Genmar Victory and Genmar Vision, which were sold in August 2016.

RECENT ACCOUNTING PRONOUNCEMENTS—In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the effect of adoption on its consolidated financial statements and related disclosure.

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

In June 2016, the FASB issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our consolidated financial statements revised guidance for the accounting and reporting of financial instruments.

In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements and related disclosures.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $9.6 million and $106.0 million for the period ended September 30, 2016 and December 31, 2015, respectively. Capitalized interest amounted to $24.3 million for the nine months ended September 30, 2016, of which $8.8 million has not been paid out as of September 30, 2016 (which is included in long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $23.9 million for the nine months ended September 30, 2015.

3. INCOME / (LOSS) PER COMMON SHARE

The computation of basic income / (loss) per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings / (loss) per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted income / (loss) per common share was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(37,351)	$33,228	$61,502	$84,048
Denominator:
Weighted-average shares outstanding - basic	82,682	81,758	82,681	56,207
Add:
Restricted stock units	—	722	—	241
Weighted-average shares outstanding - diluted	82,682	82,480	82,681	56,448

Basic net (loss) / income per share	$(0.45)	$0.41	$0.74	$1.50
Diluted net (loss) / income per share	$(0.45)	$0.40	$0.74	$1.49

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. As a result of the conversion in 2015, and since both Class A Common

Stock and Class B Common Stock had equal rights to earnings and losses, the 2016 and 2015 presentations of net income per share combine Class A Common Stock, Class B Common Stock and new common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the three and nine months ended September 30, 2015, because the impact is anti-dilutive. Options to purchase 309,296 shares of common stock were excluded from the above calculation for the three and nine months ended September 30, 2015 and 2016, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares (1,600,000 warrants converted at 0.8947 shares) of common stock were excluded from the above calculation for the three and nine months ended September 30, 2015, because the warrant agreement expired on March 31, 2016. Options to purchase 13,420 shares of common stock were also excluded from the above calculation for the three and nine months ended September 30, 2016, because certain market conditions have not been met.

Additionally, on June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will generally vest in tranches on December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment.

On September 9, 2016 (“Grant Date”), in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors RSUs. The RSUs will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the Grant Date, subject to the director’s continued service with the Company through the applicable vesting date.

The RSUs granted in June 2015 and September 2016 were excluded in determining the diluted net income / (loss) per share for the three and nine months ended September 30, 2016, because the impact is anti-dilutive.

4. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the nine months ended September 30, 2016, the Company took delivery of the following 2016-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

		Borrowings to
Vessel Name	Date of Delivery	Fund Vessel's Delivery (1)	Credit Facility
		(Dollars in thousands)
Gener8 Apollo	January 5, 2016	$59,600	Korean Export Credit Facility
Gener8 Supreme	January 6, 2016	62,563	Amended Sinosure Credit Facility
Gener8 Ares	January 22, 2016	61,128	Korean Export Credit Facility
Gener8 Hera	February 24, 2016	60,511	Korean Export Credit Facility
Gener8 Success	March 22, 2016	59,881	Amended Sinosure Credit Facility
Gener8 Nautilus	April 20, 2016	59,739	Korean Export Credit Facility
Gener8 Andriotis	May 12, 2016	60,450	Amended Sinosure Credit Facility
Gener8 Constantine	June 27, 2016	57,423	Korean Export Credit Facility
Gener8 Chiotis	August 18, 2016	54,600	Amended Sinosure Credit Facility
Gener8 Macedon	August 30, 2016	53,101	Korean Export Credit Facility
Gener8 Perseus	September 9, 2016	53,410	Korean Export Credit Facility
Gener8 Oceanus	September 12, 2016	53,410	Korean Export Credit Facility

(1)

Amounts reflect the borrowings incurred under the Korean Export Credit Facility or the Amended Sinosure Credit Facility to fund the delivery of the indicated newbuilding. For more information see Note 10, LONG-TERM DEBT.

Disposal of Vessels

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul for $17.5 million, gross proceeds. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

On July 22, 2016 the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million, gross proceeds. On August 5, 2016 the sale was finalized and the Company recorded a net loss of approximately $3.2 million, which is included in Loss on vessel disposal, net on the condensed consolidated statement of operations. The Company used the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 8, 2016 the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million, gross proceeds. On August 25, 2016 the sale was finalized and the Company recorded a net loss of $7.3 million, which is included in Loss on vessel disposal, net on the condensed consolidated statement of operations. The Company used the net proceeds to repay $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Bunkers and lubricants	$6,957	$5,746
Escrow deposit - final installment for Gener8 Apollo	—	9,011
Insurance claims receivable	5,229	5,185
Prepaid insurance	2,902	2,965
Other	9,004	8,990
Total	$24,092	$31,897

The escrow deposit amount represents the loan proceeds due to the Company upon delivery of the Gener8 Apollo, which were received upon delivery of the vessel in January 2016. Insurance claims receivable consists substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of September 30, 2016 and December 31, 2015, the portion of insurance claims receivable not expected to be collected within one year of $0.5 million and $0.8 million, respectively, is included in Other assets (non-current) on the condensed consolidated balance sheets. Other primarily represents advances to our third‑party technical managers.

6. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

		Nine Months Ended
	December 31, 2015	September 30, 2016 Activities	September 30, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$—	$162,683
Installment and supervision payments	287,259	292,559	579,818
Accrued milestones and supervision payments	18,895	(18,895)	—
Others	2,687	2,527	5,214
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—	435,417
Acquisition-related costs	10,295	—	10,295
Installment and supervision payments	183,738	498,151	681,889
Accrued milestones and supervision payments	87,150	(77,570)	9,580
Others	3,110	8,560	11,670
Fair value of 2015 Warrant Agreement assumed	3,381	—	3,381
Fair value of 2015 Stock Options assumed	39	—	39
Capitalized interest	44,130	24,289	68,419
Vessel deliveries	(327,767)	(1,300,349)	(1,628,116)
Total	$911,017	$(570,728)	$340,289

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

During the three months ended September 30, 2016 and in accordance with its newbuilding contract, the Company took delivery of Gener8 Oceanus, the last of the 2014 Acquired VLCC Newbuildings to be delivered. See Note 4, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the nine months ended September 30, 2016.

During the three months ended September 30, 2016 and in accordance with their newbuilding contracts, three of the 2015 Acquired VLCC Newbuildings were delivered to the Company. See Note 4, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the nine months ended September 30, 2016. As of September 30, 2016, six additional 2015 Acquired VLCC Newbuildings are scheduled to be delivered during the remaining period of 2016 and early 2017.

7. GOODWILL

	Goodwill	Accumulated impairment losses	Net
Amounts in thousands

Balance as of December 31, 2015	$117,416	$(91,125)	$26,291
Write-off related to sale of vessels	(2,994)	—	(2,994)
Impairment loss	—	(23,297)	(23,297)
Balance as of September 30, 2016	$114,422	$(114,422)	$—

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

Change in vessel values between November 30, 2015, the Company’s last annual impairment test date, and September 30, 2016, indicated circumstances changed that would more likely than not reduce the fair value of each reporting unit below its carrying amount. At September 30, 2016 and in accordance with ASC 350-20-35, the Company considered the continued decline in the fair value of the Company’s fleet independent valuations to be an indicators for goodwill impairment testing as of September 30, 2016. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off at September 30, 2016 of $23.3 million. Additionally, during both the three and nine months ended September 30, 2016, the Company recorded a $3.0 million goodwill write-off associated with the sales of Genmar Victory and Genmar Vision, which were sold in August 2016.

8. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Escrow deposits	$36	$51,915
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charterers	1,546	1,546
Fresh start lease asset	1,217	1,319
Insurance claims	479	789
Total	$5,178	$57,469

As of December 31, 2015, escrow deposits primarily represented the final installment payments for Gener8 Apollo. Subsequent to the delivery of Gener8 Apollo in January 2016, the related amount was transferred to vessels.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Accounts payable	$8,762	$4,143
Accrued milestone and supervision payments	9,580	105,895
Accrued operating expenses	18,616	20,608
Accrued administrative expenses	3,481	691
Accrued interest	361	1,911
Total	$40,800	$133,248

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC newbuildings. During the nine months ended September 30, 2016, the Company paid $96.3 million of milestone and supervision installments that was accrued as of December 31, 2015.

10. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Refinancing Facility	$419,978	$551,950
Korean Export Credit Facility	565,650	185,389
Senior Notes	169,955	156,829
Amended Sinosure Credit Facility	292,148	62,886
Total	1,447,731	957,054
Less: current portion of long-term debt	(171,983)	(135,367)
Less: unamortized discount and debt financing costs	(61,219)	(48,964)
Long-term debt less unamortized discount and debt issuance cost	$1,214,529	$772,723

Unamortized discount and debt financing cost include an unamortized discount related to the Company’s Senior Notes and deferred financing costs comprised of bank fees and legal expenses associated with securing new loan facilities. These deferred financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense.

As of September 30, 2016, the Company has an aggregate amount of up to approximately $385.0 million of available borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility (subject to borrowing limits and other conditions set forth in the applicable senior secured credit facilities) for the purpose of financing future deliveries of VLCC newbuilding vessels with remaining installment payments of $307.4 million, of which $211.6 million and $95.8 million are due in the remaining period of 2016 and 2017, respectively.

On June 29, 2016, the Company amended the Sinosure Credit Facility for the purpose of financing the delivery of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.

The Sinosure Credit Facility, as amended by the Amending Deed (the “Amended Sinosure Facility”), provides for term loans up to the aggregate amount of approximately $385.2 million (subject to borrowing limits and other conditions set forth in the Amended Sinosure Credit Facility). All other terms of the Amended Sinosure Credit Facility remain substantially similar in all material respects to those in the Sinosure Credit Facility prior to giving effect to the Amending Deed. See “Amended Sinosure Credit Facility” below for further information regarding the Amended Sinosure Credit Facility.

On May 2, 2016, the Company entered into interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. The Company may modify or terminate any of the foregoing interest rate swap transactions in accordance with their terms or enter into additional swap transactions in the future from time to time. Notwithstanding the terms of the interest rate swap transactions, the Company remains ultimately obligated for all amounts due and payable under the credit facilities in accordance with the terms thereof. See Note 11, Financial InstrumentS, for more details.

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility (the “Refinancing Facility”) to refinance its former senior secured credit facilities. The Refinancing Facility provides for term loans up to the aggregate approximate amount of $581.0 million, which have been fully drawn. The loans under the Refinancing Facility will mature on September 3, 2020. The Refinancing Facility bears interest at a rate per annum based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

The Company is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments which commenced on September 3, 2015. The Company is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as the sale of a vessel held as collateral or total loss of a vessel.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts in respect of 15 of the Acquired VLCC Newbuildings being built at Korean shipyards. As of September 30, 2016, the Korean Export Credit Facility funded the delivery of 10 of these newbuildings.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

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

On October 20, 2016, the Company amended the Korean Export Credit Facility to modify the change of control provision in this credit facility to conform to the Amended Sinosure Credit Facility. Pursuant to this amendment, a change of control will occur if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of the Company’s board of directors.

Amended Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility (the “Amended Sinosure Credit Facility”) to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of September 30, 2016, the Amended Sinosure Credit Facility funded the delivery of four VLCC newbuildings and refinanced a credit facility. The Amended Sinosure Credit Facility provides for term loans up to the aggregate amount of approximately $385.2 million (subject to borrowing limits and other conditions set forth in the Amended Sinosure Credit Facility).

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

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

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

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of September 30, 2016 and December 31, 2015, the discount on the Senior Notes was $5.1 million and $5.7 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Refinancing Facility (1)	$(5,355)	$(1,587)	$(16,680)	$(1,587)
Korean Export Credit Facility (1)	(3,802)	(204)	(7,984)	(204)
Senior Notes	(4,744)	(4,223)	(13,729)	(12,180)
Amended Sinosure Credit Facility (1)	(2,309)	—	(4,688)	—
Fully repaid credit facilities	—	(5,299)	—	(19,291)
Amortization of deferred financing costs	(2,945)	(546)	(8,081)	(1,059)
Capitalized interest	6,680	12,458	24,290	23,929
Commitment fees	(1,235)	(808)	(4,547)	(808)
Interest income	11	16	64	67
Interest expense, net	$(13,699)	$(193)	$(31,355)	$(11,133)

(1) Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of September 30, 2016, the Company was in compliance with all such covenants that were in effect on such date.

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

Under the Note and Guarantee Agreement, the Company is permitted to make dividend payments if, after giving effect to the dividends, the ratio of the Company’s secured indebtedness minus its cash to the Company’s aggregate fair market value of all of its vessels is less than 60%, and the Company satisfies certain conditions under the Note and Guarantee Agreement’s cumulative consolidated net income and net cash proceeds tests. In addition, in order to make dividend payments under the Note and Guarantee Agreement, the Company must have irrevocably elected to pay interest on the Senior Notes in cash rather than additional Senior Notes.

11. financial instruments

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap agreements having amortizing notional amounts to hedge a portion of the London Interbank Offered Rate (“LIBOR”) floating rate interest expense on the Company’s credit facilities as discussed in Note 10, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. The applicable period, LIBOR rate and notional amounts are identified in the table below.

Two of the swaps effectively fix the interest rate on approximately 50% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020,and three of the swaps effectively fix the interest rate on approximately 80% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and thereafter on approximately 5% of those variable interest rate borrowings through February 20, 2029. The remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility through March 21, 2022, and thereafter on approximately 5% of those variable interest rate borrowings through May 6, 2028 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). When a swap automatically terminates, the Company may elect to replace the swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date. Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party derivatives dealer.

The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps’ offsetting at least 80% and not more than 125% of the hedged interest payments) on both a prospective and retrospective basis. The effective portion of the changes in fair value of the swap agreements, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in accumulated other comprehensive loss. These amounts are reclassified to interest expense when the hedged interest payments are incurred. Amounts in accumulated other comprehensive loss expected to be reclassified into interest expense in the next 12 months are $4.1 million. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap agreements is required to be recognized in earnings. During the three months ended September 30, 2016, the Company’s interest rate swap agreements were highly effective; hedge ineffectiveness of $1.5 million, which was recognized in earnings (included in Other expense, net in the consolidated statement of operation) during the second quarter, was reversed due to increases in interest rates.

At September 30, 2016, the Company was a party to the following interest rate swaps, which are intended to be cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility (dollars in thousands):

	September 30, 2016
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date (2)	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$182,610	5/31/2016	9/3/2020	Level 2	0.9900%	1 mo. LIBOR
Refinancing Facility	45,653	5/31/2016	9/3/2020	Level 2	1.0075%	1 mo. LIBOR
Korean Export Credit Facility (1)	412,282	6/30/2016	9/30/2020	Level 2	1.2970%	3 mo. LIBOR
Korean Export Credit Facility (1)	77,303	6/30/2016	9/30/2020	Level 2	1.3370%	3 mo. LIBOR
Korean Export Credit Facility (1)	25,768	6/30/2016	9/30/2020	Level 2	1.3075%	3 mo. LIBOR
Sinosure Credit Facility	237,548	6/21/2016	3/21/2022	Level 2	1.4100%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $333.9 million under the three interest rate swaps is scheduled to increase up to a maximum aggregate notional amount of $680.8 million in order to effectively fix the interest rate on the target percentage of expected borrowings, since the loans under the Korean Export Credit Facility were not fully drawn as of the effective date of the interest rate swap transaction.

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

The tables below provide quantitative information about the impact of derivatives on the Company’s balance sheet and statement of operations (dollars in thousands):

		September 30, 2016		December 31, 2015
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current liabilities	$—	$4,046	$—	$—
Interest rate swap contracts - non-current	Non-current liabilities		3,353
Total derivatives designated as hedging instruments		$—	$7,399	$—	$—

	Offsetting of Derivative Liabilities
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$6,255	$—	$6,255	$—	$—	$6,255
Counterparty 2	387	—	387	—	—	387
Counterparty 3	757	—	757	—	—	757

Total	$7,399	$—	$7,399	$—	$—	$7,399

The following table provides the effect of derivatives on the statements of operations for the year-to-date period ended September 30, 2016 (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Location of Gain	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	from AOCI to	(Loss) Recognized	September 30,		September 30,
Hedging Relationships	Income	on Derivatives	2016	2015	2016	2015
Interest rate swap contracts (Effective Portion)
Amount of Loss (gain) Recognized in OCI on Derivatives	Interest Expense, net		$(5,207)	$—	$8,901	$—
Amount of Loss Reclassified from AOCI into income on Derivatives	Interest Expense, net		1,342	—	1,502	—

Interest rate swap contracts (Ineffective Portion)
Amount of Gain Recognized in Income on Derivatives		Other expense, net	$(1,560)	—	$—	—

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$100,046	$100,046	$157,535	$157,535
Restricted cash	1,456	1,456	1,425	1,425
Long-term debt, including current portion, excluding discount	1,447,731	1,422,256	957,054	906,639

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

Restricted cash:  The carrying amounts of the Company’s other financial instruments at September 30, 2016 and December 31, 2015 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Amended Sinosure Credit Facility as of September 30, 2016 and December 31, 2015 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 1.75%.

Derivatives:  The Company has elected to use the income approach to value the interest rate swap derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts.  Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for floors, basis swap adjustments and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. The credit effect on the derivative's fair value is calculated by applying a continuously compounded discount factor based on credit default swap rates of the counterparty when the swap is in an asset position pre-credit and based on the spread over LIBOR of 2% when the swap is in a liability position pre-credit.

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	September 30, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$—	$—	$—	$16,999	$16,999	$—
Goodwill	26,291	26,291	—	—	—	—

The following table summarizes the valuation of liabilities measured on a recurring basis (dollars in thousands):

	September 30, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps	$7,399	$7,399	$—	$—	$—	$—

13. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $0.2 million per month. During the three months ended September 30, 2016 and 2015, the Company recorded expense associated with this lease of $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded expense associated with this lease of $1.5 million and $1.4 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2016— $0.4 million (from October 1, 2016 to December 31, 2016), 2017— $1.5 million, 2018— $1.5 million, 2019—$1.5 million, 2020—$1.7 million and thereafter—$10.4 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of September 30, 2016 and December 31, 2015, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.4 million as of September 30, 2016 and December 31, 2015.

14. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements.

Navig8 Group consists of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc. (the VL8 pool manager), V8 Management, Inc., V8 Pool Inc. (the V8 pool and Suez8 pool manager) and Integr8 Fuels Inc. Nicolas Busch, a member of the Company’s Board of Directors, is a director and beneficial owner of Navig8 Limited.

In 2015, the Company’s relevant newbuilding and vessel owning subsidiaries entered into pool agreements with VL8 Pool, Inc. for the Company’s existing and newbuilding VLCC vessels, (other than the Genmar Victory and Genmar Vision) and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the V8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool.

VL8 Pool

As of September 30, 2016, twenty of the Company’s owned VLCC vessels have entered into the VL8 pool. During the three and nine months ended September 30, 2016, the Company earned net pool distributions of $42.6 million and $167.6 million, respectively, from the VL8 Pool. As of September 30, 2015, six of the Company’s VLCC vessels had entered into the VL8 pool. During the three and nine months ended September 30, 2015, the Company earned net pool distributions of $29.4 million and $32.7 million, respectively, from the VL8 Pool. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2016 and December 31, 2015, a balance of $17.6 million and $17.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. For the three and nine months ended September 30, 2016, the related expense amounted to $19 thousand and $3.2 million, respectively. For the three and nine months ended September 30, 2015, the related expense amounted to $4.7 million and $7.3 million, respectively, and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Suez8 Pool

As of September 30, 2016, eleven of the Company’s Suezmax vessels have entered into the Suez8 Pool. During the three and nine months ended September 30, 2016, the Company earned net pool distributions of $18.4 million and $82.3 million, respectively, from the Suez8 Pool, in respect of the Company’s Suezmax vessels. As of September 30, 2015, ten of the Company’s Suezmax vessels had entered into the Suez8 Pool. During each of the three and nine months ended September 30, 2015, the Company earned net pool distributions of $17.8 million from the Suez8 Pool, in respect of the Company’s Suezmax vessels. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2016 and December 31, 2015, a balance of $14.4 million and $15.5 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

V8 Pool

As of September 30, 2016, four of the Company’s Aframax vessels have entered into the V8 Pool. During the three and nine months ended September 30, 2016, the Company received net pool distributions from the V8 Pool of $4.6 million and $21.1 million, respectively, in respect of the Company’s Aframax vessels. As of September 30, 2015, four of the Company’s Aframax vessels had entered into the V8 Pool. During the three and nine months ended September 30, 2015, the Company received net pool distributions from the V8 Pool of $8.8 million and $9.7 million, respectively, in respect of the Company’s Aframax vessels. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations. As of September 30, 2016 and December 31, 2015, a balance of $3.2 million and $5.3 million, respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

Working Capital at Navig8 Pools

The Company is required to provide working capital to each of VL8 Pool Inc. and V8 Pool Inc. upon delivery of each vessel into the applicable Navig8 pool. During the first quarter of 2016, Navig8 Group revised the working capital requirements of the Navig8 pools whereby participants provide working capital of $1.0 million (from $1.5 million), $0.8 million (from $1.0 million) and $0.7 million (from $0.8 million) to VL8 Pool Inc. in respect of the VL8 pool, V8 Pool Inc. in respect of the Suez8 Pool and V8 Pool Inc. in respect of the V8 Pool, respectively, for each applicable vessel delivered into the pool.

As of September 30, 2016 and December 31, 2015, the working capital associated with the Company’s owned vessels entered into the VL8 Pool, Suez8 Pool, and V8 Pool aggregated to $32.0 million and $26.0 million, respectively, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three and nine months ended September 30, 2016, the Company recorded supervision fees of $0.9 million and $2.6 million, respectively. These amounts are included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of September 30, 2016, $1.6 million remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three and nine months ended September 30, 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million and $0.9 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2015 and the period from May 8, 2015 to September 30, 2015, Navig8 Crude billed a total of $0.3 million and $0.5 million, respectively, for corporate administration fees. A payable balance of $0.1 million remained outstanding as of September 30, 2016.

Other Related Party Transactions

The Company provided office space to Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer and Mr. Georgiopoulos incurred rent and other office expenses, during the three months ended September 30, 2016 and 2015, totaling $1 thousand and $2 thousand, respectively, and during the nine months ended

September 30, 2016 and 2015, totaling $4 thousand and $5 thousand, respectively. As of September 30, 2016 and December 31, 2015, a balance due from Mr. Georgiopoulos of $1 thousand and $7 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $26 thousand, during each of the three months ended September 30, 2016 and 2015, and totaling $73 thousand and $76 thousand during the nine months ended September 30, 2016 and 2015, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. As of September 30, 2016, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of September 30, 2016 and December 31, 2015, a balance due from Genco of $18 thousand and $8 thousand, respectively, remains outstanding. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1.8 million and $2.7 million, during the three months ended September 30, 2016 and 2015, respectively, and aggregating $3.7 million and $6.9 million during the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016 and December 31, 2015, a balance of $1.0 million and $0.8 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, is on the board of directors of Aegean. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended September 30, 2016 and 2015, for $50 thousand and $52 thousand, respectively and during the nine months ended September 30, 2016 and 2015 for $0.2 million in each period. As of September 30, 2016 and December 31, 2015, a balance of $0 and $4 thousand, respectively, remains outstanding.

The Company provided office space and other office expenses to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $15 thousand, during each of the three months ended September 30, 2016 and 2015, and $47 thousand and $45 thousand for the nine months ended September 30, 2016 and 2015, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of September 30, 2016 and December 31, 2015, there was no outstanding balance.

Amounts due from the related parties described above as of September 30, 2016 and December 31, 2015 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of September 30, 2016 and December 31, 2015 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

15. STOCK‑BASED COMPENSATION AND WARRANTS

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Inventive Plan were surrendered and cancelled on June 24, 2015, and the unamortized balance was expensed immediately. For the three and nine months ended September 30, 2016, amortization of the fair value of these stock options was $0. For the three and nine months ended September 30, 2015, amortization of the fair value of these stock options was $0 million and $1.2 million, respectively, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2016 Restricted Stock Units

On September 9, 2016 (“Grant Date”), in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs, which were valued at $6.26 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the Grant Date, subject to continued service with the Company through the applicable vesting date. The RSUs were excluded in determining the diluted net income per share for the three and nine months ended September 30, 2016, because the impact is anti-dilutive. See Note 3, INCOME / (LOSS) PER COMMON SHARE.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net income per share for the three and nine months ended September 30, 2016 (see Note 3, INCOME / (LOSS) PER COMMON SHARE). On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. As of September 30, 2016, 44,919 RSUs have been forfeited and 953,279 shares remain to be issued in future years, following the vesting date for each increment.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $21.9 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the three and nine months ended September 30, 2016, compensation expense was $1.4 million and $4.2 million, respectively. For the three and nine months ended September 30, 2015, compensation expense was $1.5 million and $10.4 million, respectively, in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

2015 Warrant Agreement

In connection with the 2015 merger, the Company entered into an amended and restated warrant agreement (the “2015 Navig8 warrant agreement”) with Navig8 Limited. Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had, prior to the Navig8 merger, provided Navig8 Limited the right to purchase 1,600,000 shares of Navig8 Crude common stock at $10 per share, were converted in connection with the 2015 merger into warrants entitling Navig8 Limited to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. The 2015 Navig8 warrant agreement expired on March 31, 2016.

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

The fair value of the stock option was calculated by using the Black-Scholes option pricing model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction as of September 30, 2016.

16. COMMON STOCK

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% or less of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to September 30, 2016, all of these shares and 234,608 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration. As of September 30, 2016, $1.2 million in cash and 31,467,778 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of September 30, 2016, $3.0 thousand of cash remained in the trust account.

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

17. COMMITMENTS AND CONTINGENCIES

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico (the “Trustees”) submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.75 million plus interest, which was approved by the federal court in Puerto Rico. The court order for the approval was entered on September 22, 2016. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement, which including accrued interest totals $2.75 million.

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

As of September 30, 2016 and December 31, 2015, an amount due from the 2011 VLCC Pool and the Atlas charter dispute of $3.4 million was included in Other assets (noncurrent).

18. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2016 for recognition or disclosure purposes. Based on this evaluation, from September 30, 2016 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Vessel Delivery

Gener8 Miltiades

On October 25, 2016, the Company took delivery of the Gener8 Miltiades, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Miltiades entered into the VL8 Pool. As of October 25, 2016, the Company borrowed approximately $53.3 million under the Amended Sinosure Credit Facility to fund the delivery of the Gener8 Miltiades. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Miltiades.

Gener8 Noble

On November 7, 2016, the Company took delivery of the Gener8 Noble, a 2016-built VLCC newbuilding. Upon delivery, the Gener8 Noble entered into the VL8 Pool. As of November 7, 2016, the Company borrowed approximately $52.5 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Noble. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Noble.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from the significant customers of ours or of the commercial pools in which we participate; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability; (xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our “2015 Annual Report on Form 10-K,” and our subsequent reports on Form 10-Q and Form 8-K. Accordingly, you are cautioned not to place undue reliance on forward looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. As of September 30, 2016, we owned a fleet of 43 tankers, including 37 vessels on the water, consisting of 20 VLCC vessels, 11 Suezmax vessels, four Aframax vessels and two Panamax vessels, with an aggregate carrying capacity of 7.8 mm DWT, and six “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that are being constructed at highly reputable shipyards, with expected deliveries through February 2017.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs, which we refer to as our VLCC newbuildings. During the three months ended September 30, 2016, we took delivery of four VLCC newbuilding vessels, and have six additional VLCCs scheduled to be delivered during the remaining period of 2016 and early 2017. We expect to fund a significant portion of the installment payments in respect of our remaining VLCC newbuildings through borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility. However, there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility or the Amended Sinosure Credit Facility. See “—Liquidity and Capital Resources—Debt Financings” for more information.

We have a significant amount of outstanding indebtedness under our refinancing facility, the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of September 30, 2016, we owed an aggregate outstanding principal amount of $1.4 billion under our senior secured credit facilities and our senior notes. The senior secured credit facilities provide up to an additional $385.0 million in additional financing (subject to borrowing limits and other conditions set forth in applicable senior secured credit facilities) as of September 30, 2016 in connection with the delivery of 6 VLCC newbuildings. See “—Liquidity and Capital Resources.” See Risk Factors in Part II, Item 1A of this Quarterly Report for a discussion of the risks associated with our ability to borrow future amounts under our senior secured credit facilities.

During the third quarter of 2016, we entered into agreements for the sale of the 2001-built VLCC tankers Genmar Vision and Genmar Victory for $28.0 million and $29.0 million, respectively, in gross proceeds. These sales were completed during the third-quarter of 2016. We used the net proceeds from sale of the Genmar Vision and Genmar Victory to repay approximately $19.4 million and $19.4 million, respectively, of the related portion of the indebtedness outstanding under the refinancing facility associated with these vessels.

On June 29, 2016, we amended the Sinosure Credit Facility to, among other things, include two additional term loan tranches having an aggregate amount of up to approximately $125.7 million. See “—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” for further information.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. See Note 10,  LONG TERM DEBT and Note 11,  financial instruments, to the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility.

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

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of September 30, 2016, all of our owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of September 30, 2016, we employed all of our VLCCs, Suezmax and Aframax vessels on the water, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three and nine months ended September 30, 2016 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2015 Annual Report on Form 10-K for further information regarding these pool agreements.

Additionally, one chartered-in VLCC vessel (the Nave Quasar), which we had the right to operate at a gross rate of $26,397 per day pursuant to a time charter under which we had agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was also deployed in the VL8 Pool between May 2015 and March 2016, the month in which the time charter expired, and the vessel was returned to its owner.

As of November 10, 2016, we have taken delivery of 17 of our VLCC newbuildings, which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the remainder of our six VLCC newbuildings in the VL8 Pool after delivery of the vessels.

We are constantly evaluating opportunities to increase the number of our vessels deployed on time charters, but only expect to enter into additional time charters if we can obtain contract terms that satisfy our criteria. We may also consider deploying our vessels on time charters for customers to use as floating storage. We believe that historically, during certain periods of higher charter rates, we benefited from greater cash flow stability through the use of time charters for part of our fleet, while maintaining the flexibility to benefit from improvements in market rates by deploying the balance of our vessels in the spot market. We may utilize a similar strategy to the extent that time charter rates rise and market conditions become favorable. We may also utilize time charters to lock in contracted rates when we believe the rate environment could weaken or decline in the future.

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

As of September 30, 2016, all of our vessels, with the exception of two vessels (the Gener8 Companion and Gener8 Compatriot) that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 14,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

As of September 30, 2015, none of our vessels were chartered into the Unique Tankers pool. We were the sole vessel owner in the Unique Tankers pool, and all the vessels in the Unique Tankers pool were chartered on the spot voyage market. Since all vessels in the Unique Tankers pool were owned by us and since Unique Tankers LLC is one of our wholly-owned subsidiaries, we recognized revenues from the Unique Tankers pool based upon the percentage of voyage completion.

The following table shows the calculation of net voyage revenues:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2016	2015	2016	2015
Income Statement Data:
Voyage revenues	$72,259	$89,291	$302,261	$327,173
Voyage expenses	(3,159)	(10,527)	(9,710)	(93,203)
Net voyage revenues	$69,100	$78,764	$292,551	$233,970

As used in this Quarterly Report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool, but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

During the year ended December 31, 2015, and subsequent to the 2015 merger on May 7, 2015, we changed our fleet’s deployment strategy and entered the majority of our vessels into the Navig8 commercial crude tanker pools. These pools are the VL8 Pool, for VLCC vessels, the Suez8 Pool, for Suezmax vessels and the V8 Pool, for Aframax vessels. Under these pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel.

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Income Statement Data:
Voyage revenues	$72,259	$89,291	$302,261	$327,173
Voyage expenses	3,159	10,527	9,710	93,203
Direct vessel expenses	26,980	20,539	77,041	62,583
Navig8 charterhire expenses	19	4,688	3,240	7,287
General and administrative expenses	7,128	8,200	22,240	28,144
Depreciation and amortization	23,118	11,600	60,622	33,610
Goodwill impairment	26,291	—	26,291	—
Loss on disposal of vessels, net	10,756	101	10,177	248
Closing of Portugal office	—	146	—	507
Total operating expenses	97,451	55,801	209,321	225,582
OPERATING (LOSS) / INCOME	(25,192)	33,490	92,940	101,591
Interest expense, net	(13,699)	(193)	(31,355)	(11,133)
Other financing costs	(2)	—	(8)	(6,040)
Other (expense) income, net	1,542	(69)	(75)	(370)
Total other expenses	(12,159)	(262)	(31,438)	(17,543)
NET (LOSS) / INCOME	$(37,351)	$33,228	$61,502	$84,048

(LOSS) / INCOME PER COMMON SHARE:
Basic (1)	$(0.45)	$0.41	$0.74	$1.50
Diluted (1)	$(0.45)	$0.40	$0.74	$1.49

Weighted-average shares outstanding—basic	82,682	81,758	82,681	56,207
Weighted-average shares outstanding—diluted	82,682	82,480	82,681	56,448

(1)

Please refer to the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock. At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to September 30, 2016, we issued all of these shares and 234,608 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

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

	September 30,	December 31,
(dollars in thousands)	2016	2015
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$100,046	$157,535
Total current assets	162,391	258,128
Vessels, net of accumulated depreciation	2,278,750	1,086,877
Vessels under construction	340,289	911,017
Total assets	2,841,076	2,389,746
Current liabilities (including current portion of long-term debt)	216,829	268,615
Total long-term debt less unamortized discount and debt financing costs	1,214,529	772,723
Total liabilities	1,435,554	1,041,985
Shareholders’ equity	1,405,522	1,347,761

	Nine months ended
	September 30,	September 30,
(dollars in thousands)	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$237,118	$112,448
Net cash used in investing activities	(751,447)	(187,857)
Net cash provided by financing activities	456,840	172,375

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except fleet data and daily results)	2016	2015	2016	2015
Fleet Data:
Total number of owned vessels at end of period	37	26	37	26
Total number of owned and chartered-in vessels at end of period	37	27	37	27
Average number of vessels (1)	35.2	25.2	33.1	25.1
Average number of owned and chartered-in vessels (1)	35.2	26.1	33.4	25.6
Total operating days for fleet (2)	3,157	2,224	8,823	6,646
Total time charter days for fleet	—	205	218	678
Total spot market days for fleet	213	551	692	4,408
Total Navig8 pool days for fleet	2,944	1,468	7,913	1,560
Total calendar days for fleet (3)	3,242	2,404	9,072	6,983
Fleet utilization (4)	97.4%	92.5%	97.3%	95.2%
Average Daily Results:
Time charter equivalent (5)	$21,887	$35,422	$33,159	$35,207
VLCC	27,493	51,164	42,047	45,064
Suezmax	18,281	32,014	28,880	34,375
Aframax	12,549	25,742	19,332	29,789
Panamax	11,259	17,386	15,222	22,231
Handymax	—	15,647	4,603	18,642

Daily direct vessel operating expenses (6)	$8,322	$8,544	$8,492	$8,962
Daily general and administrative expenses (7)	2,199	3,400	1,666	4,026
Total daily vessel operating expenses (8)	$10,521	$11,944	$10,158	$12,988

Other Data:
EBITDA (9)	$(534)	$45,021	$153,479	$128,791
Adjusted EBITDA (9)	$34,895	$48,333	$192,192	$150,602

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

(3)

Total calendar days for owned fleet are the total days the vessels were in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.

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

(6)

Direct vessel operating expenses, which is also referred to as “direct vessel expenses” or “DVOE,” include crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs incurred during the relevant period. Daily DVOE is calculated by dividing DVOE by the total calendar days for owned fleet for the relevant period.

(7)	Daily general and administrative expense is calculated by dividing general and administrative expenses by total calendar days for owned fleet for the relevant time period.

(8)

Total Vessel Operating Expenses, or “TVOE,” is a measurement of our total expenses associated with operating our vessels. Daily TVOE is the sum of daily direct vessel operating expenses, and daily general and administrative expenses.

(9)	See the EBITDA and Adjusted EBITDA reconciliation section below.

EBITDA and Adjusted EBITDA Reconciliation

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash, one-time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or used as alternatives to net income, operating income, cash flow from operating activity or any other indicator of our operating performance or liquidity required by GAAP. Our presentation of EBITDA and Adjusted EBITDA is intended to supplement investors’ understanding of our operating performance by providing information regarding our ongoing performance that exclude items we believe do not directly affect our core operations and enhancing the comparability of our ongoing performance across periods. We present Adjusted EBITDA in addition to EBITDA because Adjusted EBITDA eliminates the impact of additional non-cash, one-time and other items not associated with the ongoing performance of our core operations, including charges associated with stock-based compensation, gains and losses on the sale of vessels and costs associated with our financing activities, that we believe further reduce the comparability of the ongoing performance of our core operations across periods. Our management considers EBITDA and Adjusted EBITDA to be useful to investors because such performance measures provide information regarding the profitability of our core operations and facilitate comparison of our operating performance to the operating performance of our peers. Additionally, our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. While we believe these measures are useful to investors, the definitions of EBITDA and Adjusted EBITDA used by us may not be comparable to similar measures used by other companies. In addition, these definitions are also not the same as the definitions of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. During the three months ended September 30, 2016, we excluded from Adjusted EBITDA Goodwill impairment because these are non-cash expenses that we do not believe reflect the ongoing performance of our core operations across periods. In addition, during the three months ended September 30, 2016, we excluded from Adjusted EBITDA Non-cash G&A expenses, excluding stock-based compensation expense, to conform its presentation to the Adjusted EBITDA presentation in our 2015 Annual Report on Form 10-K.

Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net (loss) / income	$(37,351)	$33,228	$61,502	$84,048
Interest expense, net	13,699	193	31,355	11,133
Depreciation and amortization	23,118	11,600	60,622	33,610
EBITDA	(534)	45,021	153,479	128,791
Adjustments
Goodwill impairment	26,291	—	26,291	—
Stock-based compensation	1,444	1,543	4,299	11,608
Loss on disposal of vessels, net	10,756	101	10,177	248
Closing of Portugal office	—	146	—	507
Other financing costs	2	—	8	6,040
Nonrecurring professional fees related to interest rate swaps	—	—	327	—
Impact of interest rate swaps fair value	(1,560)	—	—	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	(1,504)	1,522	(2,389)	3,408
Adjusted EBITDA	$34,895	$48,333	$192,192	$150,602

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include accounts receivable reserves, amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense. The presentation of prior year amounts have been conformed to the current year presentation.

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Total voyage revenues.  Total voyage revenues decreased by $17.0 million, or 19.1%, to $72.3 million for the three months ended September 30, 2016, compared to $89.3 million for the prior year period. The decrease was primarily attributable to decreases in spot charter revenue of $19.6 million and time charter revenues of $7.0 million, partially offset by an increase in Navig8 pool revenues of $9.5 million for the three months ended September 30, 2016 compared to the prior year period.

Total voyage revenues decreased by $24.9 million, or 7.6%, to $302.3 million for the nine months ended September 30, 2016, compared to $327.2 million for the prior period. The decrease was primarily attributable to decreases in spot charter revenue of $223.3 million and time charter revenues of $12.3 million, partially offset by an increase in Navig8 pool revenue of $210.7 million for the nine months ended September 30, 2016 compared to the prior year period.

We refer to charter hire rates as a measure of the average daily revenue performance of a vessel on a per voyage basis, determined by dividing voyage revenue by total operating days for the applicable fleet.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) increased by $9.5 million, or 17.0%, to $65.5 million for the three months ended September 30, 2016, compared to $56.0 million during the prior year period. This increase was primarily the result of an increase in our vessel operating days in Navig8 pools of 1,477 days, to 2,944 days for the three months ended September 30, 2016 compared to 1,468 days during the prior year period. The increase in vessel operating days resulted in an increase in Navig8 pool revenues of approximately $32.9 million during the three months ended September 30, 2016 compared to the prior year period. The increase in Navig8 pool revenues was partially offset by a decline in our average daily Navig8 pool charter hire rates, which decreased by $15,897, or 41.7%, to $22,251 for the three months ended September 30, 2016 compared to $38,148 for the prior year period. The decline in our average daily Navig8 pool charter hire rates resulted in a decrease in Navig8 pool revenues of approximately $23.3 million for the three months ended September 30, 2016 compared to the prior year period.

Our Navig8 pool revenues increased by $210.7 million, or 350.0%, to $271.0 million for the nine months ended September 30, 2016, compared to $60.2 million during the prior year period. This increase was primarily the result of an increase in our vessel operating days in Navig8 pools of 6,353, to 7,913 days for the nine months ended September 30, 2016, compared to 1,560 days during the prior period. The increase in vessel operating days resulted in increases in Navig8 pool revenues of approximately $217.5 million during the nine months ended September 30, 2016 compared to the prior year period. The increase in Navig8 pool revenues was partially offset by a decline in our average daily Navig8 pool charter hire rates, which decreased by $4,354, or 11.3%, to $34,244 for the nine months ended September 30, 2016 compared to $38,598 for the prior year period. The decline in our average daily Navig8 pool charter hire rates resulted in a decrease in Navig8 pool revenues of approximately $6.8 million for the nine months ended September 30, 2016 compared to the prior year period.

Time charter revenues.    Time charter revenues decreased by $6.9 million, or 100%, to $0 million for the three months ended September 30, 2016 compared to $6.9 million for the prior year period. The decrease was primarily the result of a decrease in our time charter days of 205 days, or 100.0%, to 0 days for the three months ended September 30, 2016 compared to the prior year period. The decrease in our time charter days was primarily due to the sale of our previously time chartered vessels (the Genmar Victory and Genmar Vision) during the three months ended September 30, 2016.

Time charter revenues decreased by $12.3 million, or 57.1%, to $9.3 million for the nine months ended September 30, 2016 compared to $21.6 million for the prior year period. The decrease was primarily the result of a decrease in our time charter days of 460 days, or 67.9%, to 218 days for the nine months ended September 30, 2016 compared to 678 days for the prior year period. The decrease in our time charter days was primarily due to the sale of our previously time chartered vessels (the Genmar Victory and Genmar Vision) during the nine months ended September 30, 2016. The decrease in our time charter days decreased time charter revenues by approximately $19.5 million for the nine months ended September 30, 2016 compared to the prior year period. The decrease in time charter revenues was partially offset by an increase in our average daily time charter hire rates, which increased by $10,634, or 33.3%, to $42,563 for the nine months ended September 30, 2016 compared to $31,929 in the prior year period. The increase in average daily time charter hire rates resulted in an increase in time charter revenues of approximately $7.2 million for the nine months ended September 30, 2016 compared to the prior year period.

Spot charter revenues.  Spot charter revenues decreased by $19.7 million, or 74.5%, to $6.7 million for the three months ended September 30, 2016 compared to $26.4 million for the prior year period. This decrease was primarily the result of the transition of our vessels from the spot market into the Navig8 pools, which resulted in a decrease in our spot charter days of 338 days, or 61.3%, to 213 days for the three months ended September 30, 2016 compared to 551 days for the prior year period. The decrease in our spot charter days resulted in a decrease in our spot charter revenues of approximately $10.7 million for the three months ended September 30, 2016 compared to the prior year period. Contributing to the decrease in spot charter revenues was a decline in our average daily spot charter hire rates, which decreased by $16,240, or 34.0%, to $31,596 for the three months ended September 30, 2016, compared to $47,837 in the prior year period. The decrease in our average daily spot charter hire rates resulted in a decrease in spot charter revenues of approximately $8.9 million during the three months ended September 30, 2016 compared to the prior year period.

Spot charter revenues decreased by $223.3 million, or 91.0%, to $22.0 million for the nine months ended September 30, 2016 compared to $245.3 million for the prior year period. The decrease in spot charter revenues was primarily the result of the transition of our vessels from the spot market into the Navig8 pools, which resulted in a decrease in our spot charter days of 3,716 days, or 84.3%, to 692 days for the nine months ended September 30, 2016 compared to 4,408 days for the prior year period. The decrease in our spot charter, resulted in a decrease in our spot charter revenues of approximately $118.2 million for the nine months ended September 30, 2016 compared to the prior year period. Contributing to the decreases in spot charter revenues was a decline in our average daily spot charter hire rates, which decreased by $23,845, or 42.9% to $31,807 for the nine months ended September 30, 2016 compared to $55,652 in the prior year period. The decrease in our average daily spot charter hire rates resulted in a decrease in spot charter revenues of approximately $105.1 million during the nine months ended September 30, 2016 compared to the prior year period.

Voyage expenses.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool.

Voyage expenses decreased by $7.3 million, or 70.0%, to $3.2 million for the three months ended September 30, 2016 compared to $10.5 million for the prior year period. The decrease of voyage expenses was primarily the result of decreases in fuel costs and port costs during the three months ended September 30, 2016 as compared to the prior year period. Fuel costs, which represent the largest component of voyage expenses, decreased by $4.2 million, or 67.3%, to $2.1 million for the three months ended September 30, 2016 compared to $6.3 million for the prior year period. This decrease in fuel costs was primarily attributable to the 61.3% decrease (from 551 days to 213 days) in our spot market days during the three months ended September 30, 2016, compared to the prior year period, as a result of transitioning our vessels from spot charter voyages into the Navig8 pools. The decrease in our spot market days decreased fuel costs by approximately $3.3 million for the three months ended September 30, 2016 compared to the prior year period. Daily fuel costs decreased by $1,742, or 15.1%, to $9,774 for the three months ended September 30, 2016 compared to $11,516 for the prior year period. The decrease in our daily fuel costs reduced voyage expenses by approximately $1.0 million for the three months ended September 30, 2016 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $1.0 million, or 53.0%, to $0.9 million for the three months ended September 30, 2016 compared to $1.8 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days discussed above during the three months ended September 30, 2016 as compared to the prior year period. Also contributing to the decrease in port costs were differences in the ports visited during the three months ended September 30, 2016 as compared to the prior year period.

Voyage expenses decreased by $83.5 million, or 90.0%, to $9.7 million for the nine months ended September 30, 2016 compared to $93.2 million for the prior year period. The decrease of voyage expenses was primarily the result of decreases in fuel costs and port costs during the nine months ended September 30, 2016 as compared to the prior year period. Fuel costs decreased by $52.4 million, or 91.1%, to $5.1 million for the nine months ended September 30, 2016 compared to $57.5 million for the prior year period. This decrease in fuel costs was primarily attributable to the 84.3% decrease (from 4,408 days to 692 days) in our spot market days during the nine months ended September 30, 2016 compared to the prior year period, as a result of transitioning our vessels from spot charter voyages into the Navig8 pools. The decrease in our spot market days decreased fuel costs by approximately $27.4 million, or 52.3%, for the nine months ended September 30, 2016 compared to the prior year period. Daily fuel costs decreased by $5,668, or 43.5%, to $7,370 compared to $13,038 in the prior year period. The decrease in our daily fuel costs reduced voyage expenses by approximately $25.0 million for the nine months ended September 30, 2016 compared to the prior year period. Port costs decreased by $22.8 million, or 89.9%, to $2.6 million for the nine months ended September 30, 2016 compared to $25.4 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days discussed above during the nine months ended September 30, 2016 as compared to the prior year period. Also contributing to the decrease in port costs were differences in the ports visited during the nine months ended September 30, 2016 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $9.7 million, or 12.3%, to $69.1 million for the three months ended September 30, 2016 compared to $78.8 million for the prior year period. The decrease in net voyage revenues was primarily attributable to the decrease in our average daily fleet TCE rate by $13,535, or 38.2%, to $21,887 for the three months ended September 30, 2016 compared to $35,422 for the prior year period. The decrease in average daily fleet TCE rate resulted in a decrease in net voyage revenue of approximately $30.1 million during the three months ended September 30, 2016 compared to the prior year period. The decrease in net voyage revenues was partially offset by an increase in our vessel operating days by 933 days, or 42%, to 3,157 days, compared to 2,224 days for prior year period. The increase in our vessel operating days was primarily the result of the deployment of fourteen additional VLCC newbuilding vessels since the end of the prior year period. Also contributing to the increase in our vessel operating days was an increase in fleet utilization of 4.9% to 97.4% for the three months ended September 30, 2016 compared to 92.5% for the prior year period. The increase in our vessel operating days resulted in an increase in net voyage revenue of approximately $20.4 million during the three months ended September 30, 2016 compared to the prior year period.

Net voyage revenues increased by $58.6 million, or 25.0%, to $292.6 million for the nine months ended September 30, 2016 compared to $234.0 million for the prior year period. The increase in net voyage revenues was primarily attributable to the increase in our vessel operating days by 2,177 days, or 32.8%, to 8,823 days for the nine months ended September 30, 2016, compared to 6,646 days in the prior year period. The increase in our vessel operating days resulted in an increase in net voyage revenue of approximately $72.2 million during the nine months ended September 30, 2016 compared to the prior year period. The increase in our vessel operating days was primarily the result of the deployment of twelve additional VLCC newbuilding vessels since the end of the prior year period. The increase in net voyage revenues was partially offset by the decrease in our average daily fleet TCE rate by $2,048, or 5.8%, to $33,159 for the three months ended September 30, 2016, compared to $35,207 for the prior year period. The decrease in average daily fleet TCE rate resulted in a decrease in net voyage revenue of approximately $13.6 million during the nine months ended September 30, 2016 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$6,291	$9,278	$17,218
Suezmax	—	582	—	4,025
Total	—	6,873	9,278	21,243
Spot charter:
VLCC	1,502	1,729	3,152	38,925
Suezmax	57	9,051	1,194	75,459
Aframax	(43)	479	(521)	21,107
Panamax	2,072	3,182	8,296	11,950
Handymax	(16)	1,439	192	5,073
Total	3,572	15,880	12,313	152,514
Navig8 pools:
VLCC	42,583	29,421	167,581	32,717
Suezmax	18,357	17,824	82,290	17,824
Aframax	4,588	8,766	21,089	9,672
Total	65,528	56,011	270,960	60,213
Total Net Voyage Revenue	$69,100	$78,764	$292,551	$233,970
Vessel operating days:
Time charter:
VLCC	—	174	218	466
Suezmax	—	31	—	212
Total	—	205	218	678
Spot charter:
VLCC	29	48	105	932
Suezmax	—	215	—	2,008
Aframax	—	13	—	659
Panamax	184	183	545	537
Handymax	—	92	42	272
Total	213	551	692	4,408
Navig8 pools:
VLCC	1,575	510	3,958	574
Suezmax	1,007	611	2,891	611
Aframax	362	347	1,064	375
Total	2,944	1,468	7,913	1,560
Total Operating Days for Fleet	3,157	2,224	8,823	6,646
Total Calendar Days for Fleet	3,242	2,404	9,139	6,983
Fleet Utilization	97.4%	92.5%	96.5%	95.2%
Average Number of Owned Vessels	35.2	25.2	33.1	25.1
Average Number of Owned and Chartered-in Vessels	35.2	26.1	33.4	25.6
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$36,154	$42,563	$36,910
Suezmax	—	18,983	—	19,014
Combined	—	33,582	42,563	31,325
Spot charter:
VLCC	52,361	36,154	29,927	41,801
Suezmax	—	41,954	—	37,582
Aframax	—	37,567	—	32,039
Panamax	11,259	17,386	15,222	22,231
Handymax	—	15,647	4,603	18,642
Combined	16,795	28,804	17,792	34,603
Navig8 pools:
VLCC	27,040	57,693	42,341	56,979
Suezmax	18,223	29,159	28,467	29,159
Aframax	12,668	25,306	19,822	25,831
Combined	22,255	38,165	34,244	38,601
Fleet TCE	$21,887	$35,422	$33,159	$35,207

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $6.5 million, or 31.4%, to $27.0 million for the three months ended September 30, 2016 compared to $20.5 million for the prior year period. The increase was primarily due to an increase in our average fleet size to 35.2 vessels for the three months ended September 30, 2016 from 25.2 vessels for the prior year period, and associated increases in crew costs and maintenance and repair costs. Crew costs increased by $3.7 million, or 38.5% to $13.1 million for the three months ended September 20, 2016, compared to $9.4 million for the prior year period, and maintenance and repair increased by $1.0 million, or 30.8% to $4.3 million for the three months ended September 20, 2016, compared to $3.3 million for the prior year period. The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $222, or 2.6%, to $8,322 per day for the three months ended September 30, 2016 compared to $8,544 per day for the prior year period, primarily as a result of lower operating costs, including insurance, repair and maintenance and other costs, associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $0.7 million for the three months ended September 30, 2016 compared to the prior year period.

Direct vessel operating expenses increased by $14.4 million, or 23.1%, to $77.0 million for the nine months ended September 30, 2016 compared to $62.6 million for the prior year period. The increase was primarily due to an increase in our average fleet size to 33.1 vessels for the nine months ended September 30, 2016 from 25.1 vessels for the prior year period, and associated increases in crew costs, maintenance and repair costs and lubricating oil costs. Crew costs increased by $7.7 million, or 26.2% to $37.2 million for the nine months ended September 20, 2016, compared to $29.5 million for the prior year period, and maintenance and repair increased by $1.5 million, or 13.9% to $11.9 million for the nine months ended September 20, 2016, compared to $10.4 million for the prior year period. Lubricating oil costs increased by $0.9 million, or 25.7% to $4.4 million for the three months ended September 30, 2016 compared to $3.5 million for the prior year period. The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $532, or 5.9%, to $8,430 per day for the nine months ended September 30, 2016 compared to $8,962 per day for the prior year period, primarily as a result of lower operating costs, including insurance, repair and maintenance and other costs, associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $4.9 million for the nine months ended September 30, 2016 compared to the prior year period. Additionally, during the nine months ended September 30, 2015, we incurred severance charges related to a change in the vessel management of seven vessels between third-party ship management companies, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016.

Navig8 charterhire expenses.  Navig8 charterhire expenses decreased by $4.7 million, or 99.6% to $19 thousand for the three months ended September 30, 2016 and $4.1 million, or 55.5% to $3.2 million for the nine months ended September 30, 2016 compared to $4.7 million and $7.3 million for the three and nine months ended September 30, 2015, respectively. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. Navig8 charterhire expenses during the three and nine months ended September 30, 2016 included profit share adjustments related to the profit share plan for the Nave Quasar. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses decreased by $1.1 million, or 13.1%, to $7.1 million for the three months ended September 30, 2016, compared to $8.2 million in the prior year period. The decrease was primarily the result of a decrease in legal and professional expenses of $1.3 million, or 47.0% to $1.5 million, compared to $2.8 million in the prior year period, primarily related to debt financing activities that occurred in the prior year period. This decrease was partially offset by non-employee directors compensation of $0.3 million recorded during the three months ended September 30, 2016 that did not occur in the prior year period.

General and administrative expenses decreased by $5.9 million, or 21.0%, to $22.2 million for the nine months ended September 30, 2016, compared to $28.1 million in the prior year period. The decrease was primarily the result of decreases in employee compensation expense of $6.1 million during the nine months ended September 30, 2016 primarily attributable to higher compensation costs of restricted stock units and option amortization in the prior year period in connection with the Company’s initial public offering. The decrease in general and administrative expenses was partially offset by an increase in legal and professional expenses of $0.5 million during the nine months ended September 30, 2016, primarily related to debt financing activities and interest rate swaps, as well as other expenses associated with being a publicly traded company. This decrease was also partially offset by fees paid pursuant to the corporate administration agreement with a subsidiary of Navig8 Limited of $1.0 million during the nine months ended September 30, 2016 that did not occur in the prior year period.

Depreciation and Amortization.    Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $11.5 million, or 99.3%, to $23.1 million for the three months ended September 30, 2016 compared to $11.6 million for the prior year period. Depreciation and amortization increased by $27.0 million, or 80.4%, to $60.6 million for the nine months ended September 30, 2016 compared to $33.6 million for the prior year period. Vessel depreciation increased by $10.7 million, or 106.8%, to $20.8 million for the three months ended September 30, 2016 compared to $10.1 million in the prior year period. Vessel depreciation increased by $25.0 million, or 85.0%, to $54.4 million for the nine months ended September 30, 2016 compared to $29.4 million in the prior year period. Amortization of drydocking costs increased by $0.8 million, or 63.6%, to $2.0 million for the three months ended September 30, 2016 compared to $1.2 million in the prior year period, and by $1.9 million, or 53.1%, to $5.4 million for the nine months ended September 30, 2016 compared to $3.5 million for the prior year period. The increase in vessel depreciation and amortization of drydocking costs in each period was primarily due to the increase in our fleet size and the additional drydocking costs incurred during the three and nine months ended September 30, 2016 compared to the prior year periods.

Goodwill Impairment.  For the three and nine months ended September 30, 2016, we recorded a goodwill impairment of $23.3 million. Additionally, during the three and nine months ended September 30, 2016, in connection with the sale of the Genmar Victory and Genmar Vision, we wrote-off $3.0 million of related goodwill.

Loss on Vessel Disposal, Net.  During the three and nine months ended September 30, 2016, we incurred losses associated with the disposal of vessels and certain vessel equipment of $10.8 million in each period, primarily related to the sale of the Genmar Victory and Genmar Vision. Additionally, during the nine months ended September 30, 2016, following the liquidation of foreign subsidiaries, we recorded a $0.7 million gain related to the write-off of the accumulated translation adjustment component of equity.

Closing of Portugal Office.  During the three and nine months ended September 30, 2015, we incurred $0.1 million and $0.5 million, respectively, of costs associated with the closing of the Portugal office, which was closed in the fourth quarter of 2015.

Interest Expense, Net.  Interest expense, net increased by $13.5 million to $13.7 million for the three months ended September 30, 2016 compared to $0.2 million for the prior year period. The increase was primarily attributable to the decrease in capitalized interest of $5.8 million, or 46.4%, to $6.7 million compared to $12.5 million for the prior year period related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels. Contributing to the increase in interest expense, net during the three months ended September 30, 2016, was an increase in interest expense associated with our credit facilities of $3.0 million, or 42.6%, to $10.1 million compared to $7.1 million for the prior year period due to the increase in outstanding borrowings under our credit facilities and senior notes. Our outstanding borrowings under our credit facilities and senior notes were $1.4 billion and $0.7 billion as of September 30, 2016 and 2015, respectively. Also contributing to the increase in interest expense, net were increases in amortization of deferred financing costs of $2.4 million to $2.9 million for the three months ended September 30, 2016 compared to $0.5 million for the prior year period, and commitment fees of $0.4 million, or 52.9% to $1.2 million for the three months ended September 30, 2016 compared to $0.8 million for prior year period. We incurred these additional deferred financing costs and commitment fees in connection with our entry into the refinancing credit facility, which refinanced our former senior secured credit facilities, and the Amended Sinosure Credit Facility and the Korean Export Credit Facility, which we have used to fund a portion of the remaining installment payments due under the Acquired VLCC Newbuildings contracts.

In addition, in May 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. During the three months ended September 30, 2016, we recorded $1.4 million related to interest rate swaps settlements as interest expense, net.

Interest expense, net increased by $20.3 million, or 181.6%, to $31.3 million for the nine months ended September 30, 2016 compared to $11.1 million for the prior year period. This increase was primarily attributable to an increase in amortization of deferred financing costs of $7.0 million to $8.1 million during the nine months ended September 30, 2016 compared to $1.1 million for the prior year period.  Also contributing to this increase in interest expense, net was an increase in interest expense associated with our credit facilities and senior notes of $6.7 million, or 32.0%, to $27.8 million for the nine months ended September 30, 2016, compared to $21.1 million for the prior year period, and an increase in commitment fees of $3.7 million to $4.5 million during the nine months ended September 30, 2016 compared to $0.8 million for the prior year period.

In addition, during the nine months ended September 30, 2016, we recorded $1.5 million related to interest rate swaps settlements as interest expense, net.

Other Financing Costs. During the nine months ended September 30, 2015, in connection with the consummation of the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties was terminated upon the consummation of our initial public offering, and the related expenses of $6.0 million, representing the value of the commitment premium as of the issuance date, were reflected as other financing costs.

Other (expense) income, net.    During the three months ended September 30, 2016, the Company’s interest rate swap agreements were highly effective; hedge ineffectiveness of $1.5 million which was recognized in earnings as other (expense) income, net during the three months ended June 30, 2016, was reversed due to increases in interest rates during the three months ended September 30, 2016.

Liquidity and Capital Resources

Sources and Uses of Funds; Cash Management

Since 2012, our principal sources of funds have been cash flow from operations, equity financings, issuance of long‑term debt and long‑term bank borrowings. Our principal uses of funds have been capital expenditures for vessel acquisitions and construction, maintenance of the quality of our vessels, compliance with international shipping standards and environmental laws and regulations, funding working capital requirements and repayments on outstanding indebtedness. Our practice has been to acquire vessels or newbuilding contracts using a combination of available cash, issuances of equity securities, bank debt secured by mortgages on our vessels and long‑term debt securities.

We have entered into several senior secured credit facilities to fund a significant portion of the amounts owed on our existing newbuilding commitments. We expect to use borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility, in addition to our operating cash flows, to fund the amounts owed on our existing newbuilding commitments. Our ability to borrow any further amounts under the Korean Export Credit Facility and the Amended Sinosure Credit Facility is subject to various conditions and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Accordingly, there is no assurance that we will be able to borrow sufficient funds under the Korean Export Credit Facility and Amended Sinosure Credit Facility. To the extent that any such sources of financing are not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments.

Since we entered into the Korean Export Credit Facility and the Amended Sinosure Credit Facility, appraised values of our vessels have declined significantly, which has reduced the amounts that we are permitted to borrow pursuant to the borrowing limits and conditions under these credit facilities. Any reductions in the amounts that we are permitted to borrow under our credit facilities may negatively affect our liquidity.

As of September 30, 2016, we had an aggregate amount of up to approximately $385.0 million of available borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility (subject to borrowing limits and other conditions described below) for the purpose of financing future deliveries of six VLCC newbuilding vessels with remaining installment payments of $307.4 million. Subsequent to September 30, 2016, we took delivery of two VLCC newbuilding vessels, including the last VLCC newbuilding securing the Amended Sinosure Credit Facility. Following these deliveries, we have an aggregate amount of up to approximately $254.1 million of available borrowings under the Korean Export Credit Facility for the purpose of financing future deliveries of four VLCC newbuilding vessels with remaining installment payments of $204.2 million. Based on the valuation of our vessels from appraisals of November 4, 2016, we estimate that our available borrowings under the Korean Export Credit Facility for these four future deliveries will be limited to $204.0 million. To the extent vessel values decline further, we estimate that our potential borrowings under the Korean Export Credit Facility would be reduced by $0.60 for each $1.00 decline in appraised value.

We are subject to various collateral maintenance, financial and other covenants under our senior secured credit facilities as further described below. Under our refinancing facility and Korean Export Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greater of (i) $50 million or (ii) 5% of our total indebtedness. Under our Amended Sinosure Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our unrestricted cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greatest of (i) $50 million, (ii) 5% of our total indebtedness and (iii) $1.5 million per vessel delivered under the Amended Sinosure Credit Facility (which was $9 million as of September 30, 2016). As of September 30, 2016, the minimum amount required under these credit facilities was $72.5 million. In addition, under our refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility, our unrestricted cash and cash equivalents must be at least $25 million. As of September 30, 2016, we are in compliance with our minimum cash balance covenants. As of that date, we had cash and cash equivalents, which included $21.9 million held in segregated debt service reserve accounts, of $100.0 million.

We are also subject to a debt service coverage ratio covenant under our Amended Sinosure Credit Facility pursuant to which our ratio of consolidated EBITDA to the aggregate scheduled principal repayments and cash interest expense for consolidated indebtedness, each as defined in the Amended Sinosure Credit Facility, must be no less than 1.10. We refer to this ratio as the “Debt Service Coverage Ratio.” As of September 30, 2016, we are in compliance with our debt service coverage ratio covenant. For the 12 month testing period, as defined in the Amended Sinosure Credit Facility, ended September 30, 2016, our Debt Service Coverage Ratio was 1.44.

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each credit facility may not be less than certain specified amounts. Under the refinancing facility, the appraised value of pledged vessels may not be less than 135% through September 3, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the credit facility. Under the Korean Export Credit Facility, the appraised value of pledged vessels may not be less than 135% through August 30, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the credit facility. Under the Amended Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of September 30, 2016, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenants as of that date if the valuation of our collateral under the refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility from appraisals of November 4, 2016 were to decline by approximately 6.7%, 12.8% and 3.8%, respectively.

In the event of continued weakness in charter rates and vessel values, if the current market environment declines further or does not recover sufficiently and/or because of the potential timing of receipt of payments and required expenditures, there is a possibility that we may not comply with these covenants as early as the first half of 2017 absent waivers or amendments to our senior secured credit facilities or obtaining additional capital. There is a possibility we may not be in compliance earlier in the event of further weakness or deterioration in the markets in which we operate. To address these issues, we intend to pursue alternatives which may include potential dispositions of vessels and/or newbuildings, strategic transactions to strengthen our capital structure, waivers or amendments from our lenders and/or other options. Any such transactions may be subject to conditions. If market or other conditions are not favorable, we may be unable to complete any such transactions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our current debt facilities contain cross default provisions that could be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, in the event we are in default, we will not be able to borrow additional amounts under our Korean Export Credit Facility. If we are unable to borrow under this credit facility, our ability to finance our remaining VLCC newbuildings could be materially adversely affected. If for any reason we fail to make an installment payment under our shipbuilding contracts when due, which may result in a default under our shipbuilding contracts, we would be prevented from taking delivery of the newbuilding vessels and realizing potential revenues from these vessels, we could lose all or a portion of any payments previously paid by us in respect of these vessels and we could be liable for any additional damages resulting from a breach by us of the contracts. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on the vessels.

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

Equity Issuances

In connection with the consummation of the 2015 merger that closed on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to September 30, 2016, we issued all of these shares and 234,608 additional shares of our common stock to Navig8 Crude’s former shareholders. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

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

Refinancing Facility.    On September 3, 2015, we entered into the refinancing facility to refinance our former senior secured credit facilities. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million. As of September 30, 2016, $420.0 million was outstanding under the refinancing facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2016, 5 VLCCs, 11 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels.

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

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of September 30, 2016, $565.6 million was outstanding under the Korean Export Credit Facility, and up to $322.2 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of 5 vessels, which have an aggregate of $251.8 million of remaining installment payments due prior to the delivery of the vessels. Each loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

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

The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2016, 10 VLCC vessels, as well as 5 VLCC newbuildings that will be funded by borrowings under the Korean Export Credit Facility.

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

On October 20, 2016, we amended the Korean Export Credit Facility to modify the change of control provision in this credit facility to conform to our Amended Sinosure Credit Facility. Pursuant to this amendment, a change of control will occur if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as the Company’s directors for any reason. In the event of a change of control under the Korean Export Credit Facility, the majority of lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders under this credit facility may make this election at any time following the occurrence of a change of control. Prior to this amendment, the change of control provision provided that a change of control would occur if Mr. Georgioupoulos was no longer a member of our board of directors. Along with this amendment, certain other technical amendments were also made to the Korean Export Credit Facility.

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

Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The Sinosure Credit Facility provided for term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility, which we refer to as the “Amended Sinosure Credit Facility,” to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The Amended Sinosure Credit Facility, provides for term loans up to the aggregate amount of approximately $385.2 million (subject to borrowing limits and other conditions set forth in the Amended Sinosure Credit Facility).

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Amended Sinosure Credit Facility in an amount equal to the lowest of (i) 67.5% of the contract price of such VLCC newbuilding, (ii) 67.5% of the maximum contract price of such VLCC newbuilding and (iii) 65% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of September 30, 2016, $292.1 million was outstanding under the Amended Sinosure Credit Facility, and up to $62.8 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of one vessel, which have an aggregate of $55.5 million of remaining installment payments due prior to the delivery of the vessels. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2016, five VLCC vessels, as well as 1 VLCC newbuilding that will be funded by borrowings under the Amended Sinosure Credit Facility.

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

Interest Rate Swap Agreements

On May 2, 2016, we entered into six interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. We may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in accordance with their terms in the future from time to time. See Note 11, FINANCIAL INSTRUMENTS, to the condensed consolidated financial statements in Item 1 for more details about these interest rate swaps.

Novation of 2014 Acquired Shipbuilding Contracts and Replacement of Associated Guarantees

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Novation of 2014 Acquired Shipbuilding Contracts and Replacement of Associated Guarantees” in our 2015 Annual Report on Form 10-K for information regarding the novations and guarantees relating to the 2014 acquired VLCC newbuildings that we entered into in September 2015 and January 2016.

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

Cash and Working Capital

Our cash and cash equivalents decreased by $57.5 million to $100.0 million as of September 30, 2016 from $157.5 million as of December 31, 2015. This decrease was primarily due to payments in respect of the VLCC newbuildings of $817.0 million (including capitalized interest) and the payment of $20.7 million of deferred financing costs, partially offset by the net borrowings of $477.6 million, $237.1 million of net cash provided by operating activities and $72.5 million of proceeds from the sale of the Gener8 Consul, Genmar Victory and Genmar Vision during the nine months ended September 30, 2016.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital decreased by $44.0 million to $(54.4) million as of September 30, 2016 from $(10.5) million as of December 31, 2015. Contributing to this decrease was the paydown of the refinancing facility of $48.7 million from the $72.5 million of proceeds from the sale of Gener8 Consul, Genmar Victory and Genmar Vision.  The Gener8 Consul was classified as assets held for sale as of December 31, 2015 as the sale was finalized during the first quarter of 2016. Also contributing to the decrease in our working capital was an increase in the current portion of long-term debt of $36.6 million to $172.0 million as of September 30, 2016, compared to $135.4 million as of December 31, 2015, and the inclusion of $4.0 million of current liabilities related to the interest rate swap agreements entered into during the second quarter of 2016. The decrease in working capital was partially offset by a decrease in accounts payable and accrued expenses of $92.4 million to $40.8 million as of September 30, 2016 compared to $133.2 million as of December 31, 2015, primarily due to a decrease in accrued supervision and milestone payments during the nine months ended September 30, 2016, and a decrease of $9.0 million in prepaid escrow deposits related to the final installment payment for the Gener8 Apollo.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $237.1 million for the nine months ended September 30, 2016 which resulted from net income of $61.5 million, plus non-cash charges to operations of $120.7 million, including $26.3 million of goodwill impairment, and a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $54.8 million, including a decrease in due from charterers and in accounts payable and other current and non-current liabilities.

Net cash provided by operating activities was $112.4 million for the nine months ended September 30, 2015 which resulted from a net income of $84.0 million, plus non-cash charges to operations of $61.1 million, offset by a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $32.7 million, including a decrease in due from charterers and a decrease in accounts payable and other current non-current liabilities.

Cash Flows from Investing Activities.  Net cash used in investing activities was $751.4 million for the nine months ended September 30, 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $816.1 million, partially offset by $72.5 million net proceeds from the sale of the Gener8 Consul, Genmar Victory and Genmar Vision during the nine months ended September 30, 2016.

Net cash used in investing activities was $187.9 million for the nine months ended September 30, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $201.7 million, payment of professional fees for the 2015 merger of $10.3 million and the deposit of the 2015 merger cash consideration of $1.2 million, partially offset by a cash balance acquired in connection with the consummation of the 2015 merger on May 7, 2015 of $28.9 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $456.8 million for the nine months ended September 30, 2016, which primarily consisted of net proceeds from borrowings of $477.6 million and the payment of deferred financing costs of $20.7 million related to the Amended Sinosure Credit Facility and the Korean Export Credit Facility.

Net cash provided by financing activities was $172.4 million for the nine months ended September 30, 2015, which primarily consisted of proceeds, net of underwriters’ commission and other issuance costs, from the IPO of $214.5 million (excluding net proceeds resulting from the exercise of the overallotment option in July 2015), offset by net debt payments of $12.3 million and the payment of deferred financing costs of $29.8 million related to the Refinancing Facility and the Korean Export Credit Facility.

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

During the three months ended September 30, 2016 and 2015, we incurred $2.0 million and $4.8 million, respectively, of drydock related costs. During the nine months ended September 30, 2016 and 2015, we incurred $5.4 million and $7.6 million, respectively, of drydock related costs. Accumulated amortization as of September 30, 2016 and December 31, 2015 was $14.2 million and $8.8 million, respectively.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2015 Annual Report on Form 10-K.

Capital Improvements.  During the nine months ended September 30, 2016 and the year ended December 31, 2015, we capitalized $5.1 million and $5.5 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

The United States ratified Annex VI to the International Maritime Organization’s MARPOL Convention effective in October 2008, which entered into force for the United States on January 8, 2009. This Annex relates to emission standards for Marine Engines in the areas of particulate matter, NOx and SOx, and establishes Emission Control Areas. The emission program is intended to reduce air pollution from ships by establishing a new tier of performance-based standards for diesel engines on all vessels and stringent emission requirements for ships that operate in coastal areas with air-quality problems. Annex VI includes a global cap on the sulfur content of fuel oil, and provides for stringent controls of sulfur emissions in Emission Control Areas. On October 27, 2016, the International Maritime Organization's Marine Environment Protection Committee announced the results from a vote concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. All of our vessels currently comply with Marpol Annex VI emission standards by burning 0.1% low sulfur fuel in the main engine, auxiliary engines, and boilers, which has resulted in increased fuel cost when operating in the Emission Control Areas mentioned above. We currently receive additional compensation from charterers when using 0.1% low sulfur fuel. We may incur additional costs in the future depending on pricing and availability of low sulfur fuel, regulatory rule changes, or a change in the treatment of these costs by charterers, which may require modifications to the vessel or installation of scrubbers to continue to meet the required emission standards.

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

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the U.S. Environmental Protection Agency, which we refer to as the “EPA,” to redraft the sections of the 2013 Vessel General Permit, which we refer to as the “VGP,” that address ballast water. However, the Second Circuit stated that 2013 VGP will remain in effect until the EPA issues a new VGP. It presently remains unclear how the ballast water requirements set forth by the EPA, the United States Coast Guard, and International Maritime Organization’s Ballast Water Management Convention, some of which are in effect and some of which are pending, will co-exist.

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

During the third quarter of 2016, we entered into agreements for the sale of the 2001-built VLCC tankers Genmar Vision and Genmar Victory for $28.0 million and $29.0 million, respectively, in gross proceeds. The sales were completed during the third-quarter of 2016. We used the net proceeds from the sale of the Genmar Vision and Genmar Victory to repay approximately $19.4 million and $19.4 million, respectively, of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessels.

As of November 14, 2016, the expected delivery dates of our four remaining VLLC newbuildings were November 2016, January 2017, February 2017 and March 2017.

Other Commitments.  In 2004, we entered into a 15-year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is as follows: $0.1 million per month from July 1, 2015 to September 30, 2015; $0.1 million per month from October 1, 2015 to September 30, 2016; $0.1 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, and approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2015, respectively.

The following is a tabular summary of our future contractual obligations as of September 30, 2016 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2016 (6)	2017	2018	2019	2020	Thereafter
Refinancing facility	$419,978	$26,249	$104,995	$104,995	$104,995	$78,744	$—
Korean Export Credit Facility	565,650	11,741	46,963	46,963	46,963	69,950	343,070
Sinosure Credit Facility	292,148	5,006	20,025	20,025	20,025	20,025	207,042
Interest expenses, except for senior notes (1)	310,712	13,347	56,657	50,923	44,980	38,923	105,882
Senior notes	131,600	—	—	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	—	—	115,450	—
Shipbuilding contracts for the 2015 acquired VLCC newbuildings	307,391	206,796	100,595	—	—	—	—
Supervision Agreements for the 2015 acquired VLCC newbuildings (2)	1,600	1,100	500	—	—	—	—
Senior officer employment agreements (3)	9,669	569	2,275	2,275	2,275	2,275	—
Office Leases (4)	17,050	384	1,536	1,536	1,536	1,697	10,361
Corporate Administration Agreement (5)	532	322	210	—	—	—	—
Total commitments	$2,171,780	$265,514	$333,756	$226,717	$220,774	$458,664	$666,355

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of September 30, 2016, plus the applicable margin of 375 basis points. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of September 30, 2016, plus the applicable blended margin of 2.0872%. Future interest payments on our Amended Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.2% as of September 30, 2016, plus the applicable margin of 2.00%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $38.4 million which has accrued as of September 30, 2016. Interest expense for the refinancing facility, Korean Export Credit Facility, and Amended Sinosure Credit Facility include estimated effects related to our interest rate swaps.

(2)	Refers to supervision agreements of each of the acquired 2015 VLCC newbuilding owning subsidiaries with Navig8 Shipmanagement Pte Ltd.

(3)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(5)	Assumes termination of the Corporate Administration Agreement upon delivery of the last 2015 acquired VLCC newbuilding in 2017. Amounts are estimates and may vary based on actual delivery.

(6)	Represents the remaining period in 2016.

Related Party Transactions

For information about transactions with our related parties see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 20, Related party transactions, to the consolidated financial statements in Item 8 of our 2015 Annual Report on Form 10-K, and Note 14, Related party transactions, to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of September 30, 2016, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Interest Rate Risk Management.  We are party to interest rate swaps to help to protect against changes in borrowing rates on our senior secured credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, we designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging.  See Note 1, basis of presentation and summary of significant accounting policies, to the condensed consolidated financial statements in Item 1 of this Quarterly Report for further information.

Goodwill.  At September 30, 2016 and in accordance with ASC 350-20-35, we considered the continued decline in the fair value of our fleet independent valuations to be an indicator for goodwill impairment testing at the interim period. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than the fair value and therefore goodwill was fully impaired, which resulted in a write-off at September 30, 2016 of $23.3 million. See Note 1, basis of presentation and summary of significant accounting policies, to the condensed consolidated financial statements in Item 1 of this Quarterly Report for further information.

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2016. We have indicated by an asterisk those vessels for which the vessel valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date were lower than their carrying values at September 30, 2016. The most recent compliance testing date was November 14, 2016 under such facilities for the three months ended September 30, 2016. At September 30, 2016, the carrying value of our newly delivered VLCC’s marked with an asterisk exceeded the valuation of such vessels. The amount by which the carrying value at September 30, 2016 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $16.0 million to $28.2 million per vessel, with an average of $22.2 million.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$23,407
Gener8 Spyridon (f/k/a Genmar Spyridon)	2000	2003	18,905
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	19,051
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	35,209
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	15,700
Gener8 Kara G (f/k/a Genmar Kara G)	2007	2007	36,501
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	15,845
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	39,534
Gener8 George T (f/k/a Genmar George T)	2007	2007	36,753
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	53,546
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	53,595
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	17,619
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	15,656
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	32,057
Gener8 Zeus	2010	2010	68,756
Gener8 Ulysses (f/k/a Genmar Ulysses)	2003	2010	36,536
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	46,657
Gener8 Compatriot (f/k/a Genmar Compatriot)	2004	2008	15,307
Gener8 Companion (f/k/a Genmar Companion)	2004	2008	15,386
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	15,497
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	15,620
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	50,671
Gener8 Neptune	2015	2015	105,963	*
Gener8 Athena	2015	2015	106,846	*
Gener8 Strength	2015	2015	104,586	*
Gener8 Apollo	2016	2016	107,821	*
Gener8 Ares	2016	2016	108,030	*
Gener8 Hera	2016	2016	108,613	*
Gener8 Supreme	2016	2016	105,533	*
Gener8 Success	2016	2016	100,529	*
Gener8 Constantine	2016	2016	112,873	*
Gener8 Nautilus	2016	2016	103,753	*
Gener8 Andriotis	2016	2016	101,250	*
Gener8 Chiotis	2016	2016	102,690	*
Gener8 Macedon	2016	2016	105,948	*
Gener8 Perseus	2016	2016	112,261	*
Gener8 Oceanus	2016	2016	114,244	*

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

Glossary Of Shipping Terms

The following are abbreviations and definitions of certain terms commonly used in the shipping industry and this Quarterly Report. The terms are taken from the Marine Encyclopedic Dictionary (Nineth Edition) published by Lloyd’s of London Press Ltd. and other sources, including information supplied by us.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At September 30, 2016 and December 31, 2015, we had $1.0 billion of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of December 31, 2015, we were not party to any interest rate swaps.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $793.4 million as of September 30, 2016, and a maximum aggregate amount of approximately $1.18 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.797% to 4.758%. These interest rate swap transactions have effective dates ranging from May 31, 2016 to June 30, 2016. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $360.0 million of our outstanding floating rate indebtedness as of September 30, 2016 that is not hedged by approximately $3.6 million for the three months ended September 30, 2016.

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

During the three and nine months ended September 30, 2016, fuel costs amounted to approximately 66.4% and 52.7%, respectively, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico (the “Trustees”) submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.8 million plus interest, which was approved by the federal court in Puerto Rico. The court order for the approval was entered on September 22, 2016. The settlement was reported to the vessel’s protection & indemnity underwriters, who are expected to fund the settlement, which including accrued interest totals $2.75 million.

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

In addition, below is a risk factor describing certain risks associated with our senior secured credit facilities and senior notes.

The covenants under our senior secured credit facilities and senior notes may be difficult to satisfy in the current market environment.

We continue to be subject to a difficult charter rate environment which has negatively impacted our cash flow from operations and liquidity. Since we entered into the Korean Export Credit Facility and the Amended Sinosure Credit Facility, appraised values of our vessels have declined significantly, which has reduced the amounts that we are permitted to borrow pursuant to the borrowing limits and conditions under these credit facilities. Any reductions in the amounts that we are permitted to borrow under our credit facilities may negatively affect our liquidity.

We are subject to a number of covenants under our senior notes and senior secured credit facilities, including covenants governing the minimum amount of cash and cash equivalents we maintain, our ratio of consolidated EBITDA to our aggregate scheduled principal repayments and cash interest expense for our consolidated indebtedness, and the minimum aggregate appraised value of the vessels we have pledged as collateral under our senior secured credit facilities. In the event of continued weakness in charter rates and vessel values, if the current market environment declines further or does not recover sufficiently and/or because of the potential timing of receipt of payments and required expenditures, there is a possibility that we may not comply with these covenants as the first half of 2017 absent waivers or amendments to our senior secured credit facilities or obtaining additional capital. We may not be in compliance earlier in the event of further weakness or deterioration in the markets in which we operate. To address these issues, we may require capital to fund our ongoing operations, the delivery of our VLCC newbuildings, and the service of our debt, and we may seek waivers or amendments from our lenders and/or pursue other options. Any such transactions may be subject to conditions. If market or other conditions are not favorable, we may be unable to complete any such transactions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our current debt facilities contain cross default provisions that could be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, in the event we are in default, we will not be able to borrow additional amounts under our Korean Export Credit Facility. If we are unable to borrow under this credit facility, our ability to finance our remaining VLCC newbuildings could be materially adversely affected. If for any reason we fail to make an installment payment under our shipbuilding contracts when due, which may result in a default under our shipbuilding contracts, we would be prevented from taking delivery of the newbuilding vessels and realizing potential revenues from these vessels, we could lose all or a portion of any payments previously paid by us in respect of these vessels and we could be liable for any additional damages resulting from a breach by us of the contracts. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on the vessels.

Below is updated information for the risk factor entitled, “We are subject to requirements under environmental and operational safety laws, regulations and conventions that could require significant expenditures, affect our cash flows and net income and could subject us to significant liability.”

On October 27, 2016, the International Maritime Organization’s Marine Environment Protection Committee announced the results from a vote concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3.0 million to $5.0 million to install on existing ships. If a vessel is not retrofitted with a scrubber or other emission abatement technology, it will need to use low sulfur fuel (0.5%), which is more expensive that standard marine fuel. This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

Further, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Pursuant to this Item 5 of our Quarterly Report, we are reporting information relating to the below-described acquisition of a significant amount of assets that would otherwise be required to be disclosed pursuant to Item 2.01 of a Current Report on Form 8-K.

On November 7, 2016, Gener8 Noble LLC, one of our wholly-owned subsidiaries, took delivery of the Gener8 Noble, a 298,991 metric tons deadweight 2016-built VLCC newbuilding. We acquired this vessel pursuant to a shipbuilding contract with Hyundai Samho Heavy Industries Co. Ltd. (“HSHI”) which was entered into by Navig8 Crude Tankers, Inc. (“Navig8 Crude”) which assigned its rights on delivery to Gener8 Noble LLC as Navig8 Crude’s nominee. We acquired the contract for the Gener8 Noble along with thirteen other shipbuilding contracts for VLCC newbuildings in May 2015 in connection with our acquisition of Navig8 Crude. Four of the fourteen shipbuilding contracts acquired from Navig8 Crude were for VLCC newbuildings under construction with HSHI, and the Gener8 Noble is the tenth of these fourteen newbuildings to be delivered.

Installment payments of $28.6 million were made to HSHI under the shipbuilding contract for Gener8 Noble by Navig8 Crude prior to it being acquired by us in May 2015. After its acquisition of Navig8 Crude, we made $66.7 million of additional installment payments to HSHI under this shipbuilding contract. There are no further remaining installment payments due in respect of the Gener8 Noble. The funds we used for the installment payments in respect of the Gener8 Noble after our acquisition of Navig8 Crude in May 2015 included borrowings under its senior secured credit facility agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as borrower; the Company, as the parent guarantor; Gener8 Maritime Subsidiary V Inc., as the borrower’s direct sole shareholder; the borrower’s wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties.

For information regarding our relationship with Navig8 Crude and its affiliates, directors and officers see Note 14, RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 included in Part I, Item 1 of this Quarterly Report.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Quarterly Report on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENER8 MARITIME, INC.

Date: November 14, 2016	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 1, dated October 20, 2016, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties.

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
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith

E-1