Form 10-K
period 2016-12-31
Gener8 Maritime, Inc.
filed 2017-03-13
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2016 was approximately $282.8 million, based on the closing price of $6.40 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 82,960,194 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, is incorporated by reference in Part III herein.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers or the significant customers of the commercial pools in which we participate; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate; (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability;(xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; and (xxxiii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, under “Risk Factors” in this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are Gener8 Maritime, Inc., a leading U.S.‑based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well‑known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. General Maritime Corporation was founded in 1997 by our Chairman and Chief Executive Officer, Peter Georgiopoulos, and we have been an active owner, operator and consolidator in the crude tanker sector. As of March 10, 2017, we owned a fleet of 40 tankers on the water, consisting of 24 Very Large Crude Carriers (“VLCCs”), ten Suezmax vessels, four Aframax vessels and two Panamax vessels, with an aggregate carrying capacity of 9.4 million deadweight tons, or “DWT” and one “eco” VLCC newbuilding that is being constructed at a highly reputable shipyard and is expected to be delivered during the second half of 2017. See “Our Fleet” below for a list of all our ships on the water.

We believe we are uniquely positioned to benefit from the recent expansion of our fleet through the acquisition of 21 VLCC vessels in 2014 and 2015, all of which have been delivered as of the date of this report, except for the Gener8 Nestor which is expected to be delivered during the second half of 2017. We believe that the timing of this expansion coincides with a strong outlook on the long-term rate environment. All of our recently delivered VLCC vessels are considered “eco,” incorporating many of the latest technological improvements designed to optimize speed and reduce fuel consumption and emissions.

Our fleet is employed worldwide. As of March 10, 2017, approximately 77% of our total fleet carrying capacity based on DWT, including newbuildings, is focused on VLCC vessels. We have seen an increase in trip length and ton‑miles in the tanker market due to shifting trade patterns and believe that VLCC vessels are uniquely positioned to benefit from such increase and provide operational benefits due to economies of scale.

We seek to maximize long‑term cash flow, taking into account current freight rates in the market and our own views on the direction of those rates in the future. Historically our spot and charter exposures have varied as we continually evaluate our charter employment strategy and the trade‑off between shorter spot voyages and longer‑term charters. For the year ended December 31, 2016, we had approximately 91.2% of our vessel operating days exposed to the short‑term charter market, mostly via employment in pools.

Pools generally consist of a number of vessels that may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers, while technical management is typically the responsibility of each ship owner. We believe that pool participation optimizes various operational efficiencies including improving the potential to monetize freight spikes, greater flexibility of voyage planning and fleet positioning, and reduction of waiting times. In addition to these competitive advantages, pool participation provides us with greater access to key market dynamics and information. As of December 31, 2016, all of our VLCC, Suezmax and Aframax vessels were employed in Navig8 Group commercial crude tanker pools, which we refer to as the “Navig8 pools.”

We maintain strong relationships with high quality customers, including Saudi Aramco, BP, Shell, S‑Oil, Exxon, Chevron, Repsol, Valero, Reliance, Petrobras and Clearlake, either directly or through pooling arrangements. We believe the substantial scale of the global tanker pools in which we participate will provide with freight optimization and cost benefits through economies of scale, as well as greater access to key market dynamics and information. Additionally, we expect the new “eco” vessels deployed in the Navig8 pools will be able to earn higher returns relative to older, non‑eco vessels that may be contributed, as fuel consumption is a significant determinant of pool earnings distributed to shipowners.

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
299 Park Avenue
New York, NY 10171

BUSINESS STRATEGY

Our strategy is to leverage our competitive strengths to enhance our position within the industry and maximize long term shareholder returns. Our strategic initiatives include:

•

Optimize our vessel deployment to maximize shareholder returns. We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate. We believe our participation in the Navig8 pools provides us with unique benefits, including access to both scale and superior utilization, versus the broader market. We believe these pools allow us to capture additional opportunities as they become available. Our management actively monitors market conditions and changes in charter rates to seek to achieve optimal vessel deployment for our fleet, which may include entering our vessels into time charters when appropriate.

•

Maintain cost efficient operations. We outsource the technical management of our fleet to experienced third party managers who have specific teams dedicated to our vessels. We believe the technical management cost at third party managers is lower than what we could achieve by performing the function in house. We seek to aggressively manage our operating and maintenance costs and quality by actively overseeing the activities of the third party technical managers and by monitoring and controlling vessel operating expenses they incur on our behalf.

•

Operate a young, high quality fleet and continue to safely and effectively serve our customers. We intend to maintain a high quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance programs under our active oversight. Our fleet has a strong safety and environmental record that we maintain through regular maintenance and inspection. We believe that the “eco” design of our 20 recently delivered VLCCs on the water, and our one VLCC newbuilding, as well as the extensive experience from our technical managers and our in house oversight team, will enhance our position as a preferred provider to oil major customers.

•

Opportunistically engage in acquisitions or disposals to maximize shareholder value. Our practice is to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies while focusing on maximizing shareholder value and returning capital to shareholders when appropriate. Our executive management team has a demonstrated track record in sourcing and executing acquisitions and disposals at attractive points in the cycle and financings. We are continuously and actively monitoring the market in an effort to take advantage of growth opportunities. We believe that the demand created by changing oil trade pattern distances has been most significant in the VLCC sector as those ships have been directed largely to long haul trade routes to China. Consistent with our strategy, we purchased 21 “eco” VLCC newbuildings in 2014 and 2015, of which 18 were delivered as of December 31, 2016. Two additional VLCC newbuildings were delivered in the first quarter of 2017, and the final vessel is expected to be delivered in the second half of 2017. In 2016, we completed the sale of two VLCC vessels (the Genmar Victory and Genmar Vision), one Suezmax vessel (the Gener8 Spyridon) and one Handymax vessel (the Gener8 Consul). In the first quarter of 2017, we completed the sale of one VLCC vessel (the Gener8 Ulysses).

•

Actively manage capital structure and return capital to shareholders when appropriate. We believe that we have access to multiple financing sources, including banks and the capital markets. We leveraged our strong relationships with our lenders under the Korean Export Credit Facility and the Amended Sinosure Credit Facility to fund the construction and delivery of our VLCC newbuildings. We intend to manage our capital structure by actively monitoring our leverage level with changing market conditions and returning capital to shareholders when appropriate. For more information regarding our senior secured credit facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings.”

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

In 2010, we entered into agreements to purchase seven tankers for an aggregate purchase price of approximately $620 million, consisting of five VLCCs built between 2002 and 2010 and two Suezmax newbuildings, from subsidiaries of Metrostar Management Corporation. We completed taking delivery of these vessels in April 2011.

In 2011, we sold three product tankers for aggregate net proceeds of $62 million and subsequently leased back each of these vessels to one of our subsidiaries. Pursuant to the Chapter 11 plan, we rejected the bareboat charters and charter guarantees related to these leasebacks effective June 2012 and July 2012. In February 2011, we also sold one Aframax vessel and one Suezmax vessel. We sold one Aframax vessel in each of March 2011, April 2011, October 2011, May 2012 and October 2012.

In 2014, we sold one Suezmax vessel, and we sold one Aframax vessel in each of February 2014 and October 2013.

In 2016, we sold one Suezmax vessel (the Gener8 Spyridon), two VLCC vessels (the Genmar Victory and Genmar Vision) and one Handymax (Gener8 Consul) vessel. For more information regarding our sale of the vessels, see Note 8, Delivery and Disposal of VESSELS and Note 22, SubseqUent events, to the consolidated financial statements in Item 8.

Our recent fleet expansion strategy has involved two acquisitions of VLCC fleets in 2014 and 2015, described in more detail below. The VLCC fleet purchased in 2014 consists of seven “eco” newbuild VLCCs originally ordered by Scorpio Tankers, Inc. or “Scorpio.” These seven newbuildings were originally ordered by Scorpio and have an aggregate contract price of $662.2 million, and we acquired them for $735.0 million (with the difference from the contract price representing an additional embedded premium paid to Scorpio). We refer to the seven newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings.” As of March 10, 2017, all of these VLCC vessels have been delivered to us and deployed in the VL8 Pool. As of March 10, 2017, we have borrowed approximately $419.1 million under our senior secured credit facilities to fund the installment payments paid under the shipbuilding contracts for these vessels.

Additionally, in 2015, we acquired 14 “eco” VLCCs newbuilding contracts through a merger with Navig8 Crude Tankers, Inc., which we refer to as “Navig8 Crude.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions” for more information regarding the merger with Navig8 Crude, which we refer to as the “2015 merger.”

The 14 “eco” newbuild VLCCs we acquired in the 2015 merger had been originally ordered by Navig8 Crude prior to the 2015 merger with an aggregate contract price (including installment payments already made) of $1.3 billion. We assumed the remaining installment payments from Navig Crude. One remaining newbuilding has yet to be delivered, which has remaining installment payments of $48.2 million as of March 10, 2017. We have an agreement in place with Navig8 Shipmanagement Pte Ltd., an affiliate of the Navig8 Group, to supervise and inspect the construction of the one remaining newbuilding, which we expect to be delivered during the second half of 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Related Party Transactions of Navig8 Crude Tankers, Inc.” for more information regarding our relationship with the Navig8 Group.

We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings.” As of March 10, 2017, all but one of these VLCC vessels have been delivered to us and deployed in the VL8 Pool. As of March 10, 2017, we have borrowed approximately $1.1 billion under our senior secured credit facilities to fund the installment payments paid under the shipbuilding contracts for the 2015 acquired VLCC newbuildings.

These 21 VLCC vessels are based on advanced “eco” design, which incorporate many technological improvements such as more fuel‑efficient engines, hull forms, and propellers and decreased water resistance, designed to optimize speed and fuel consumption and reduce emissions. However, there is no guarantee of the extent to which these fuel efficiencies will be realized. See  “Risk Factors–There is no assurance that our recently delivered VLCC vessels (as well as the Gener8 Nestor which is scheduled to be delivered in the second half of 2017) will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our recently delivered VLCC vessels.”

Certain events may arise which could result in us not taking delivery of our final 2015 acquired VLCC newbuilding on such schedule or at all. See “Risk Factors—Delay in delivery of our one remaining VLCC newbuilding or any other new vessel that we may order, or delivery of any vessel with significant defects, could harm our operating results and lead to the termination of any related charters that may be entered into prior to their delivery.”

OUR FLEET

As of March 10, 2017 our fleet was comprised of 41 wholly-owned tankers, which includes 40 vessels on the water, consisting of 24 VLCC vessels, ten Suezmax vessels, four Aframax vessels and two Panamax vessels, with an aggregate carrying capacity of 9.4 million DWT and one “eco” VLCC newbuilding with an expected delivery in the second half of 2017. As of March 10, 2017, all of our VLCC vessels were deployed in Navig8 Group’s VL8 Pool, all of our Suezmax vessels were deployed in Navig8 Group’s Suez8 Pool and all of our Aframax vessels were deployed in the Navig8 Group’s V8 Pool.

	Year		Employment
Vessel	Built	DWT	Status	Yard	Flag
VLCC (1)
Gener8 Zeus	2010	318,325	Pool	Hyundai	Marshall Islands
Gener8 Atlas	2007	306,005	Pool	Daewoo	Marshall Islands
Gener8 Hercules	2007	306,543	Pool	Daewoo	Marshall Islands
Gener8 Poseidon	2002	305,795	Pool	Daewoo	Marshall Islands
Gener8 Neptune	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Athena	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Strength	2015	300,960	Pool	SWS	Marshall Islands
Gener8 Apollo	2016	301,417	Pool	Daewoo	Marshall Islands
Gener8 Supreme	2016	300,933	Pool	SWS	Marshall Islands
Gener8 Ares	2016	301,587	Pool	Daewoo	Marshall Islands
Gener8 Hera	2016	301,619	Pool	Daewoo	Marshall Islands
Gener8 Success	2016	300,932	Pool	SWS	Marshall Islands
Gener8 Nautilus	2016	298,991	Pool	HHI	Marshall Islands
Gener8 Andriotis	2016	301,014	Pool	SWS	Marshall Islands
Gener8 Constantine	2016	299,011	Pool	HHI	Marshall Islands
Gener8 Perseus	2016	299,392	Pool	HHI	Marshall Islands
Gener8 Macedon	2016	298,991	Pool	HHI	Marshall Islands
Gener8 Chiotis	2016	300,973	Pool	SWS	Marshall Islands
Gener8 Oceanus	2016	299,011	Pool	HHI	Marshall Islands
Gener8 Noble	2016	298,991	Pool	HHI	Marshall Islands
Gener8 Theseus	2016	299,392	Pool	HHI	Marshall Islands
Gener8 Miltiades	2016	301,038	Pool	SWS	Marshall Islands
Gener8 Hector	2017	297,363	Pool	HAN	Marshall Islands
Gener8 Ethos	2017	298,991	Pool	HHI	Marshall Islands
SUEZMAX
Gener8 Spartiate	2011	164,925	Pool	Hyundai	Marshall Islands
Gener8 Maniate	2010	164,715	Pool	Hyundai	Marshall Islands
Gener8 St. Nikolas	2008	149,876	Pool	Universal	Marshall Islands
Gener8 George T	2007	149,847	Pool	Universal	Marshall Islands
Gener8 Kara G	2007	150,296	Pool	Universal	Liberia
Gener8 Harriet G	2006	150,296	Pool	Universal	Liberia
Gener8 Orion	2002	159,992	Pool	Samsung	Marshall Islands
Gener8 Argus	2000	159,999	Pool	Hyundai	Marshall Islands
Gener8 Horn	1999	159,475	Pool	Daewoo	Marshall Islands
Gener8 Phoenix	1999	153,015	Pool	Halla	Marshall Islands
AFRAMAX
Gener8 Pericles	2003	105,674	Pool	Sumitomo	Liberia
Gener8 Daphne	2002	106,560	Pool	Tsuneishi	Marshall Islands
Gener8 Defiance	2002	105,538	Pool	Sumitomo	Liberia
Gener8 Elektra	2002	106,560	Pool	Tsuneishi	Marshall Islands
PANAMAX
Gener8 Companion	2004	72,749	Spot	Dalian China	Bermuda
Gener8 Compatriot	2004	72,749	Spot	Dalian China	Bermuda
Vessels on the Water Total		9,369,538

Pool = Vessel is chartered into a pool where it is deployed on the spot market (see below under the heading “—Fleet Deployment—Our Charters”).

(1)

The table does not include the Gener8 Nestor, our VLCC newbuilding vessel which is being built at Hanjin Heavy Industries and Construction Philippines, Inc., has a carrying capacity of approximately 300,000 DWT and is expected to be delivered during the second half of 2017.

FLEET DEPLOYMENT

We strive to optimize the financial performance of our fleet by opportunistically evaluating the deployment of our vessels in the spot market, which are contracts pertaining to specified cargo, and on time charters, which are contracts defined by their duration rather than their cargoes, including through commercial pool arrangements. Vessels operating in the spot market typically are chartered for a single voyage that may last up to three months whereas vessels operating on time charters may be chartered for several months or years. Vessels operating in the spot market may generate increased profit margins during periods of improving tanker rates, while vessels operating on time charters generally provide more predictable cash flows. Due to the historically low charter rates in recent years, we have primarily deployed our vessels on spot market voyage charters (either directly or through pools which operate primarily in the spot market) as opposed to time charters. However, we actively monitor market conditions and changes in charter rates in managing the deployment of our vessels between spot market voyage charters, pool agreements and time charters. Historically, during certain periods of higher charter rates, we entered into time charters to benefit from a measure of stability through cycles. We may utilize a similar strategy to the extent that tanker rates rise and market conditions become favorable. We may also utilize time charters to lock in contracted rates when we believe the rate environment could weaken or decline in the future. We may also consider deploying our vessels on time charter for customers to use as floating storage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pool, Spot and Time Charter Deployment” for more information regarding our fleet deployment strategy.

Our Charters

The following table details the percentage of our fleet operating on time charters, in the spot market and in the Navig8 pools during the prior three years.

	Time Charter Vs. Spot Mix
	(as % of operating days)
	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Percentage in Navig8 pool days (1)	91.2	39.4	—
Percentage in time charter days	1.8	9.4	6.3
Percentage in spot charter days	7.0	51.2	93.7
Total vessel operating days	100.0	100.0	100.0

(1) Consists of vessels chartered into the VL8 Pool, the Suez8 Pool and the V8 Pool.

As of December 31, 2016, our fleet consisted of 39 vessels on the water, which were all employed in the spot market (either directly or through spot market focused pools). Additionally, all of our vessels that were delivered in the first quarter of 2017 were employed in the spot market (either directly or through spot market focused pools).

VL8, Suez8 and V8 Pools

We employ all of our VLCC, Suezmax and Aframax vessels, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool, respectively. The pools leverage the Navig8 Group’s industry leading platform with a spot market focus, in which shipowners with vessels of similar size and quality participate along with us in the pools. As of December 31, 2016, based on information provided to us by the Navig8 Group, the VL8 Pool was comprised of 45 vessels, the Suez8 Pool was comprised of 24 vessels and the V8 Pool was comprised of 19 vessels.

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

For more information on other pools we have participated in, see Note 16, Vessel pool arrangements, to the consolidated financial statements in Item 8.

OPERATIONS AND SHIP MANAGEMENT

Commercial Management

Our management team and other employees, including the management and employees of our wholly‑owned subsidiary, Gener8 Maritime Management LLC, are responsible for the commercial and strategic management of our fleet. Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters and spot market‑related time charters, and monitoring the performance of our vessels under their charters. Strategic management involves locating, purchasing, financing and selling vessels. The commercial management of our vessels deployed in the VL8, Suez8 and V8 Pools is handled by affiliates of the Navig8 Group. Our in‑house commercial management team oversees our pool arrangements and manages any vessels not chartered into pools.

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

•	select and train the crews for our vessels, including assuring that the crews have the correct certificates for the types of vessels on which they serve;

•	warrant the compliance of the crews’ licenses with the regulations of the vessels’ flag states and the International Maritime Organization, or “IMO”;

•	arrange the supply of spares and stores and lubricating oil for our vessels;

•	report expense transactions to us, and make its procurement and accounting systems available to us in accordance with the Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act”; and

•	ensure that our vessels are acceptable to customers for the safe carriage of cargo.

Our crews inspect our vessels and perform ordinary course maintenance, both at sea and in port. Our vessels are regularly inspected by technical management staff and specific notations and recommendations are made for improvements to the overall condition of the vessel, maintenance of the vessel and safety and welfare of the crew.

EMPLOYEES

As of December 31, 2016, we employed 38 office personnel. Fourteen of these employees (of which thirteen are located in New York City and one is located in Houston, Texas) manage the commercial operations of our business and oversee the technical management of our fleet. As part of our strategy to outsource the technical management of our fleet, we completed the closure of our Portugal office (which had four employees) in August 2015 and our Russia office (which had three employees) in March 2016.

Since November 15, 2014, we no longer provided any seaborne personnel to crew our vessels. Crews for our vessels are provided by third‑party managers. Our technical managers are responsible for locating and retaining qualified officers for our vessels subject to third‑party management arrangements. The crewing agencies handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

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

Our vessels are primarily available for employment in commercial pools, or for charter on a spot voyage or time charter basis.

During the years ended December 31, 2016 and 2015, the Navig8 pools accounted for 91.2% and 34.8%, respectively of our net voyage revenues. The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. During the years ended December 31, 2015 and 2014, one of our customers, Unipec, accounted for 9.9% and 15.2% of our voyage revenues (including revenue from the Unique Tankers pool), respectively. On May 7, 2015, we delivered to Unipec a notice of termination under certain of our pool related agreements between Unipec and Unique Tankers, and we subsequently transitioned all of our vessels to the Navig8 commercial crude tanker pools, with the exception of two vessels deployed in the spot market, to the Navig8 commercial crude tanker pools. See “Risk Factors—We receive a significant portion of our revenues from a limited number of customers and pools, and the loss of any customer or the termination of our relationships with these pools could result in a significant loss of revenues and cash flow” for certain risks related to our reliance on key customers. See Note 16, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information on the Unique Tankers pool and the Navig8 pools.

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

Other significant operators of vessels carrying crude oil and other petroleum products include Frontline, Ltd., Overseas Shipholding Group, Inc., Teekay Shipping Corporation, Tsakos Energy Navigation, Euronav NV, DHT Holdings, Inc., and Tankers International LLC. There are also numerous, smaller vessel operators.

See “Risk Factors” for a discussion of certain negative factors pertaining to our competitive position.

INSURANCE

General Operational Risks

The operation of any ocean‑going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances or events. In addition, the transportation of crude oil is subject to the risk of spills, and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts. The U.S. Oil Pollution Act of 1990, or “OPA,” has made liability insurance more expensive for ship owners and operators imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents in the territorial waters of the United States. We believe that our current insurance coverage is adequate to protect us against the principal accident‑related risks that we face in the conduct of our business.

Liability Risks: Protection and Indemnity Insurance

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

Marine Risks: Hull and Machinery and War Risks

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

International Maritime Organization (IMO)

The United Nations’ International Maritime Organization, or the “IMO,” has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 and updated through various amendments relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution‑prevention requirements applicable to tankers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

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

Air Emissions.  In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls “PCBs”) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions known as “Emission Control Areas,” or “ECAs” (see below).

The MEPC adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, or “MEPC 70,” MEPC announced its decision concerning the implementation of regulations mandating a reduction in sulfur emissions from 3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content.

Sulfur content standards are even stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA may not use fuel with sulfur content in excess of 0.10%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea and certain coastal areas of North America and the Caribbean Sea have been so designated. Ocean-going vessels in these areas are subject to stringent emissions controls, which may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency, or “EPA,” or the states where we operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations. For example, the amended Annex VI also establishes new tiers of stringent nitrogen oxide emission standards for new marine engines developed after the date of installation. The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009. At MEPC 70, MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxides, effective January 1, 2021. It is expected that these areas will be formally designated after the draft amendments are presented at MEPC’s next session.

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

Pollution Control and Liability Requirements

The IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits of ballast discharge. All ships will also have to carry a ballast water record book and an International Ballast Water Management Certificate. The BWM Convention enters into force 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. On September 8, 2016, this threshold was met (with 52 contracting parties making up 35.14%). Thus, the BWM Convention will enter into force on September 8, 2017.

Many of the implementation dates originally written into the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems, or “BWMS”. For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date ‘existing’ vessels, and allows for the installation of BWMS on such vessels at the first renewal survey following entry into force of the Convention. At MEPC 70, MEPC adopted updated “guidelines for approval of ballast water management systems (G8).” G8 updates previous guidelines concerning procedures to approve BWMS. The cost of compliance could increase for ocean carriers and the costs of ballast water treatments may be material.

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

Noncompliance with the IMO’s International Management Code for the Safe Operation of Ships and for Pollution Prevention, or “ISM Code,” or other IMO regulations may subject the vessel owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports. As of the date of this Annual Report, each of our operating vessels is ISM Code certified.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 21, 2015, the U.S. Coast Guard, or “USCG,” adjusted the limits of OPA liability to the greater of $2,200 per gross ton or $18,796,800 per tank vessel, other than a single-hull tank vessel, that is greater than 3,000 gross tons (subject to periodic adjustments for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under certain provisions of the U.S. Clean Water Act or the Intervention on the High Seas Act.

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

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our operating vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

USCG regulations adopted, and proposed for adoption, under the U.S. National Invasive Species Act, or “NISA,” also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, which require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures, and/or otherwise restrict our vessels from entering U.S. waters. The USCG must approve any technology before it is placed on a vessel, but has not yet approved the technology necessary for vessels to meet the foregoing standards. However, the USCG has developed an Alternate Management System, or “AMS,” acceptance program. This is a bridging strategy to allow foreign type approved BWMS to be installed and operated on vessels. An AMS must be installed prior to the vessel’s compliance date and may be used up to five years after the date that the vessel is required to be in compliance with the USCG ballast water discharge standards.

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

In October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft certain sections of the VGP that address ballast water. However, the Second Circuit stated that the 2013 VGP will remain in effect until the EPA issues a new VGP. Since the current VGP will remain in effect until the EPA issues a new VGP, it remains unclear how the ballast water requirements promulgated by the EPA, the USCG, and IMO BWM Convention, some of which are in effect and some of which are pending, will co-exist and affect us.

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

The U.S. Clean Air Act of 1970 (including its amendments in 1977 and 1990), or the “CAA,” requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements. The CAA also requires states to draft State Implementation Plans, or “SIPs,” designed to attain national health‑based air quality standards in each state. Although state‑specific SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment, as indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. The 2015 United Nations Convention on Climate Change Conference in Paris did not result in an agreement that directly limited greenhouse gas emissions from ships.

However, in January 2013 the MEPC’s two new sets of mandatory requirements that address greenhouse gas emissions from ships entered into force. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, will apply to new ships. These requirements could cause us to incur additional compliance costs. In April 2015, a regulation was adopted requiring that large ships (over 5,000 gross tons) calling at European ports from January 2018 collect and publish data on carbon dioxide omissions. Draft amendments, which included guidelines on this data collection system, were approved by the 69th session of the MEPC in April 2016, and adopted at MEPC 70.  This is expected to be an early step in the analysis of such data for international shipping by MEPC to aid in deciding future steps concerning greenhouse gas emissions and energy efficiency. A roadmap for a “comprehensive IMO strategy on a reduction of greenhouse gas emissions from ships” was also approved at MEPC 70.

The MEPC is also considering the implementation of market-based mechanisms to reduce greenhouse gas emissions from ships. For 2020, the European Union made a unilateral commitment to reduce overall greenhouse gas emissions from its member states by 20% of 1990 levels. The European Union also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period, from 2013 to 2020. In December 2013, the European Union environmental ministers discussed draft rules to implement monitoring and reporting of carbon dioxide emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources.  The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel engines, their emissions, and the sulfur content in marine fuel. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization, or “ILO,” is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labour Convention 2006, or “MLC 2006.” A Maritime Labor Certificate and a Declaration of Maritime Labour Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. On August 20, 2013, MLC 2006 entered into force. Amendments to MLC 2006 were adopted in 2014 and 2016. The MLC 2006 requires us to develop new procedures to ensure full compliance with its requirements.

Ship Safety

Vessel Security Regulations. Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security, such as the Maritime Transportation Security Act of 2002, or “MTSA.” To implement certain portions of the MTSA, in July 2003 the USCG, issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new Chapter XI-2 became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the “ISPS Code.” The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or “ISSC,” from a recognized security organization approved by the vessel’s flag state. The following are among the various requirements, some which are found in SOLAS:

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

The ISM Code requires that vessel operators obtain a safety management certificate, or “SMC,” for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or “SMS.” No vessel can obtain a SMC under the ISM Code unless its manager has been awarded a document of compliance, or “DOC,” issued in most instances by the vessel’s flag state. We believe that we have all material requisite documents of compliance for our offices and safety management certificates for all of our operating vessels for which such certificates are required by the IMO. We renew these documents of compliance and safety management certificates as required.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All of our operating vessels have been certified as being “in class” by a recognized classification society. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard agreements.

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

Glossary

The following are abbreviations and definitions of certain terms commonly used in the shipping industry and this annual report. The terms are taken from the Marine Encyclopedic Dictionary (Ninth Edition) published by Lloyd’s of London Press Ltd. and other sources, including information supplied by us.

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

DNV GL.  Norwegian classification society.

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

HAN.  Hanjin Heavy Industries (Philippines).

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

SWS.  China’s Shanghai Waigaoqiao Shipbuilding.

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

We seek to employ our vessels with reputable and creditworthy customers to maximize fleet utilization and earnings upside through spot market related employment, pool agreements and time charters in a manner that maximizes long‑term cash flow, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 10, 2017, all of our vessels are employed in the spot market (either directly or through spot market focused pools), given our expectation of near‑ to medium‑term increases in charter rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.”  for more information on these arrangements.

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

We earned approximately 97.7%, 93.3% and 97.2% of our net voyage revenue from spot charters (directly or through pool agreements) for the years ended December 31, 2016, 2015, and 2014, respectively. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. There is no assurance that future spot market voyage charters will be available at rates that will allow us to operate our vessels deployed in the spot market profitably or that we will successfully employ our vessels at available rates.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

We anticipate that future demand for our vessels, and in turn our future charter rates and profitability, will be affected by the rate of economic growth in the world’s economy, demand for petroleum, and petroleum based products, as well as seasonal and regional changes in demand and supply of tanker capacity. As of March 10, 2017 all of our vessels were employed in the spot market (either directly or through spot‑market focused pools). As a result, we currently have limited contractual committed future revenues and thus are largely subject to spot market rates, which are highly volatile. If the tanker industry, which has been highly cyclical and volatile, is depressed in the future when a vessel is employed in the spot market, when a charter expires, or at a time when we may want to sell a vessel, our earnings and available cash flow will be adversely affected. There is no assurance that we or our pool managers will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably or meet our obligations, including payment of debt service to lenders.

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

The international tanker industry has experienced volatility in charter rates and vessel values, and further declines in the current market environment, or failure of the current market environment to recover sufficiently, may have an adverse effect on our earnings, impair our goodwill and the carrying value of our vessels and affect compliance with our loan covenants.

The Baltic Dirty Tanker Index, a U.S. dollar daily average of charter rates that takes into account input from brokers around the world regarding crude oil fixtures for various routes and tanker vessel sizes and is issued by the London based Baltic Exchange (an organization providing maritime market information for the trading and settlement of physical and derivative contracts), declined from a high of 2,347 in July 2008 to a low of 453 in mid-April 2009, which represents a decline of 80%. The index has since recovered to 919 as of December 23, 2016. The Baltic Clean Tanker Index fell from 1,509 points as of June 19, 2008, to 345 points as of April 15, 2009. The index rose to 678 as of December 23, 2016. The dramatic decline in these indexes and charter rates in late 2008 and 2009 was due to various factors, including the significant fall in demand for crude oil and petroleum products, the consequent rising inventories of crude oil and petroleum products in the United States and in other industrialized nations, and increases in vessel supply. Tanker freight rates improved due to seasonal conditions at the end of the fourth quarter of 2016 with high OPEC and non-OPEC production levels. However, there is no assurance that the crude oil charter market will maintain these levels due to potential lower production levels, and the market could decline.

Continued weakness in charter rates and vessel values, or a further decline in the current market or a failure of the market to recover sufficiently, could have a material adverse effect on our business, financial condition and results of operations. If the charter rates in the tanker market decline from their current levels, our future earnings may be adversely affected, we may have to record impairment adjustments to the carrying values of our fleet and we may not be able to comply with the financial covenants in our debt instruments. Additionally, a downturn in the tanker market, or a decline in the fair value of our tanker vessels, could adversely impact our future earnings, since we may be required to record impairment adjustments to our goodwill. We evaluate our goodwill for impairment in the fourth quarter of our fiscal year, unless there are indicators that would require a more frequent evaluation. We evaluated our goodwill for impairment in the fourth quarter of 2014 and recorded goodwill impairment of approximately $2.1 million for the year ended December 31, 2014. In addition, we evaluated our goodwill for impairment in the third quarter of 2016, as a result of the continued decline in the fair value of our fleet independent valuations. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value, which resulted in a goodwill impairment at September 30, 2016 of $23.3 million. Additionally, during the third quarter of 2016, we recorded a $3.0 million goodwill write-off associated with the sale of the Genmar Victory and Genmar Vision, which were sold in August 2016. See Note 3, Goodwill, to the consolidated financial statements in Item 8 for more information on this impairment to goodwill. It was determined that there was no goodwill impairment during the year ended December 31, 2015.

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

The fair market value of our vessels has fluctuated over time. It is possible that the fair market value of our vessels may decrease depending on a number of factors including:

•	prevailing charter rates;

•	general economic and market conditions affecting the shipping industry;

•	competition from other shipping companies;

•	supply and demand for tankers and the types and sizes of tankers we own;

•	alternative modes of transportation;

•	ages of vessels;

•	cost of newbuildings;

•	governmental or other regulations; and

•	technological advances.

Declines in charter rates and other market deterioration could cause the market value of our vessels to decrease significantly or result in an impairment of our vessels’ carrying amounts.

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

Due to the cyclical nature of the tanker market, the market value of one or more of our vessels may at various times be lower than their book value, and sales of those vessels during those times would result in losses. If we determine at any time that a vessel’s future useful life and earnings require us to impair its value on our financial statements, that would result in a charge against our earnings and the reduction of our shareholders’ equity. If for any reason we sell vessels at a time when vessel prices have fallen, the sale may be at less than the vessel’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings. Declining tanker values could limit our ability to finance our one remaining VLCC newbuilding using the Korean Export Credit Facility, the borrowings under which depend on the fair market value of such newbuilding around the time of delivery, or any alternative sources of financing and could affect our ability to raise cash by limiting our ability to refinance indebtedness and thereby adversely impact our liquidity. In addition, declining vessel values could result in the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our debt instruments.

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

The global economy continues to face a number of challenges, including uncertainty related to the possible additional increases in interest rates set by the U.S. Federal Reserve and declining global growth rates, particularly in the U.S., China and emerging markets. These challenges also include continuing turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries and continuing economic weakness in the European Union. There has historically been a strong link between the development of the world economy and demand for energy, including oil and refined products. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for oil and refined products and for our services. Such changes could adversely affect our results of operations and cash flows.

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

Several European Union, or “EU,” countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In addition, the referendum by British voters to exit the EU, or “Brexit,” in June 2016 has led to further disruption and instability in the global markets. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. An extended period of adverse development in the outlook for European countries could reduce the overall demand for oil and consequently for our services. These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations and cash flow.

An economic slowdown or changes in the economic and political environment in the Asia Pacific region, in particular China, could have a material adverse effect on our business, financial position and results of operations.

A significant number of the port calls made by our vessels involve the transportation of crude oil and petroleum products to ports in the Asia Pacific region. As a result, an economic slowdown in the region, and particularly in China, could have an adverse effect on our business, results of operations, cash flows and financial condition. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or “GDP,” which had a significant impact on shipping demand. The growth rate of China’s GDP is estimated by government officials to average 6.7% for the year ended December 31, 2016, as compared to approximately 6.9% for the year ended December 31, 2015 and 7.3% for the year ended December 31, 2014. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, or if the Chinese economy experiences periods of slower growth, or if there are changes in the political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or restrictions on importing commodities into the country, the level of imports of crude oil or petroleum products to China could be adversely affected. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic tanker companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows and financial condition could be materially and adversely affected by an economic downturn in any of these countries.

Any decrease or weakness in shipments of crude oil may adversely affect our financial performance.

The demand for our vessels and services in transporting oil derives from demand around the world for oil primarily from Arabian Gulf, West African, North Sea and Caribbean countries, which, in turn, primarily depends on the economies of the world’s industrial countries and competition from alternative energy sources. A wide range of economic, social and other factors can significantly affect the strength of the world’s industrial economies and their demand for crude oil from the mentioned geographical areas.

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

•	increased refining capacity in the Arabian Gulf or West Africa;

•	increased use of existing and future crude oil pipelines in the Arabian Gulf or West Africa;

•	a decision by Arabian Gulf or West African oil producing nations to increase their crude oil prices or to further decrease or limit their crude oil production;

•	armed conflict in the Arabian Gulf and West Africa and political or other factors;

•	trade embargoes or other economic sanctions by the United States and other countries against countries such as Iran, Russia, Sudan and Syria; and

•	the development and the relative costs of nuclear power, natural gas, coal and other alternative sources of energy.

In addition, a slowdown in the United States or other world economies may result in reduced consumption of oil products and a decreased demand for our vessels and lower charter rates, which could have a material adverse effect on our earnings.

Increasing self‑sufficiency in energy by the United States could lead to a decrease or prolonged weakness in imports of oil to that country, which to date has been one of the largest importers of oil worldwide.

The United States, Russia and Saudi Arabia, are currently the top three oil producing countries in the world, according to an annual long‑term report by the International Energy Agency, or “IEA.” The rise in shale oil and gas production, despite the recent slowdown in production, is expected to push the United States toward self‑sufficiency in energy. According to the IEA report, a continued fall in U.S. oil imports is expected with North America becoming a net oil exporter by around 2030. In recent years, the share of total U.S. consumption met by total liquid fuel net imports, including both crude oil and products, has been decreasing since peaking at over 60% in 2005 and fell to around 25% in 2016 as a result of lower consumption and the substantial increase in domestic crude oil production. A prolonged weakness or a further slowdown in oil imports to the United States, one of the most important oil trading nations worldwide, may result in decreased demand for our vessels and lower charter rates, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Acts of piracy have historically affected ocean‑going vessels trading in regions of the world such as the South China Sea, the Strait of Malacca, the Indian Ocean, the Arabian Sea, the Red Sea, off the coast of West Africa and in the Gulf of Aden off the coast of Somalia. Sea piracy incidents continue to occur, particularly in the South China Sea, the Strait of Malacca, off the coast of West Africa and off the coast of Somalia, with drybulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for related insurance coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs which may be incurred to the extent we employ onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on our business. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows and financial condition.

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

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by the effects of political instability, terrorist or other attacks, war or international hostilities. Continuing conflicts and recent developments in the Middle East and North Africa, including in Iraq, Syria, Afghanistan, Pakistan and Yemen, and the presence of the United States and other armed forces in Afghanistan may lead to additional acts of terrorism and armed conflict around the world and to civil disturbance in the United States or elsewhere, which may increase the likelihood of our vessels being attacked and may contribute to further world economic instability and uncertainty in global financial and commercial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. Future terrorist attacks could result in increased volatility of the financial markets and negatively impact the U.S. and global economy. These uncertainties could also adversely affect our business, operating results, financial condition, ability to raise capital and future growth. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Hostilities in or closure of major waterways in, for example, the Middle East, Ukraine or Black Sea region could adversely affect the availability of and demand for crude oil and petroleum products. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil and petroleum products and which would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

Sanctions by the United States, Canada, European Union and other governments against certain companies and individuals in Russia and Ukraine and possible counter sanctions by the Russian government may hinder our ability to conduct business with potential or existing customers in these countries and may otherwise have an adverse effect on us.

Since 2014, the United States, Canada, the European Union and other countries have enforced sanctions against certain prominent Russian and Ukrainian officials, businessmen, Russian private banks, and certain Russian companies in response to the situation in Ukraine and Crimea. In response, the Russian government has implemented sanctions to counter the sanctions implemented by the United States, Canada, the European Union and other sanctions. While we believe that these sanctions currently do not preclude us from conducting business with our current Russian customers, the sanctions imposed by the United States, Canada or the European Union and other governments may be expanded in the future to restrict us from engaging with certain of our Russian customers.

Although customers representing less than 3.0%, 4.5% and 2.0% of our 2016, 2015 and 2014, respectively, of Navig8 pools’ revenues (based on information provided by Navig8 Group’s tanker pools) have their primary operations in Russia, we or our counterparties could be affected by such sanctions, which could adversely affect our business.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common shares.

All of our charters with customers and pools in which we participate contain restrictions prohibiting our vessels from entering any countries or conducting any trade prohibited by the United States. However, there is no assurance that, on such charterers’ instructions, our vessels will not call on ports located in countries subject to sanctions or embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism, such as Iran, Sudan and Syria. Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there is no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Additionally, some investors may decide to divest their interest, or not to invest, in us simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Public health threats could have an adverse effect on our operations and our financial results.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world near where we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for crude oil and the level of demand for our services. Any quarantine of personnel, restrictions on travel to or from countries in which we operate, or inability to access certain areas could adversely affect the operations of our vessels by preventing our vessels from calling on ports or discharging cargo in the affected areas or in other locations after having visited the affected areas. Travel restrictions, operational problems or large‑scale social unrest in any part of the world in which we operate, or any reduction in the demand for tanker services caused by public health threats in the future, may impact operations and adversely affect our financial results.

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

More stringent maritime safety rules have been imposed in the European Union. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or similar events in the future, may result in further regulation of the tanker industry, and modifications to statutory liability schemes, and related increases in compliance costs, all of which could limit our ability to do business or increase the cost of our doing business and that could have a material adverse effect on our operations. Further legislation, or amendments to existing legislation, applicable to international and national maritime trade is expected over the coming years in areas such as ship recycling, sewage systems, emission control (including emissions of greenhouse gases) and ballast treatment and handling. Existing and future legislation or regulations may require significant additional capital expenditures or operating expenses (such as increased costs for low‑sulfur fuel) in order for us to maintain our vessels’ compliance with international and/or national regulations. For example, legislation and regulations that require more stringent controls of air emissions from ocean‑going vessels are pending or have been approved at the federal and state level in the United States. In addition, various jurisdictions, including the IMO and the United States, have proposed or implemented requirements governing the management of ballast water to prevent the introduction of non‑indigenous invasive species having adverse ecological impacts. We also are required by various governmental and quasi‑governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. Although we believe our vessels are maintained in good condition in substantial compliance with present regulatory requirements relating to safety and environmental matters and are insured against usual risks for such amounts as our management deems appropriate, government regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require us to incur significant capital expenditures with respect to our ships to keep them in compliance.

On October 27, 2016, the International Maritime Organization’s Marine Environment Protection Committee announced its decision concerning the implementation of regulations mandating a reduction in sulfur emissions from

3.5% currently to 0.5% as of the beginning of 2020 rather than pushing the deadline back to 2025. By 2020 ships will now have to either remove sulfur from emissions through the use of emission scrubbers or buy fuel with low sulfur content. Scrubbers can cost $3.0 million to $5.0 million to install on existing ships. If a vessel is not retrofitted with a scrubber or other emission abatement technology, it will need to use low sulfur fuel (0.5%), which is more expensive that standard marine fuel. This increased demand for low sulfur fuel may result in an increase in prices for such fuel.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial conditions.

We operate worldwide, where appropriate, through agents or other intermediaries. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, data privacy requirements, export requirements, and anti-bribery laws.

Given the high level of complexity of these laws, there is a risk that we may inadvertently breach some provisions. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to operate in one or more countries and could materially damage our reputation, our ability to attract and retain employees, or our business, results of operations and financial condition.

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

Additionally, in the case of pooling arrangements, in addition to bearing charterer credit risk indirectly, we face credit risk with our pool managers. Not all charterers or pool managers will necessarily provide detailed financial information regarding their operations. As a result, charterer risk and pool manager risk is largely assessed on the basis of our charterers’ or pool managers’ reputation in the market, and even on that basis, there is no assurance that they can or will fulfill their obligations under the contracts we may enter into with them. Furthermore, charterers and pool managers are sensitive to and may be impacted by market forces. In addition, in depressed market conditions, there have been reports of charterers renegotiating their charters or defaulting on their obligations under charters. There is no assurance that they can or will fulfill their obligations under the contracts we may enter into with them. Our charterers may fail to pay charterhire or attempt to renegotiate charter rates. Pool managers may also fail to fulfill their obligations to pool participants. Should a charterer or pool manager fail to honor its obligations under agreements with us, it may be difficult to secure substitute employment for our vessels, and any new charter arrangements we secure on the spot market, on time charters or in alternative pooling arrangements may be at lower rates or on less favorable terms, depending on the then existing charter rate levels, compared to the rates currently being charged for our vessels, and other market conditions. In addition, if the charterer or pool manager of a vessel in our fleet that is used as collateral under our senior secured credit facilities or other debt instruments defaults on its obligations to us, such default may constitute an event of default under our senior secured credit facilities or the relevant debt instruments, which may allow the lender to exercise remedies under our senior secured credit facilities, or the relevant debt instruments. If our charterers or pool managers fail to meet their obligations to us or attempt to renegotiate our agreements with them, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, in the future, and compliance with covenants in our debt instruments.

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

In 2014 and 2015, we purchased 21 VLCC newbuildings, of which twenty have been delivered through March 10, 2017 and the remaining newbuilding is scheduled to be delivered during the second half of 2017. These newbuilding crude tankers may not be profitable at or after the time of delivery and may not generate cash flow sufficient to cover the costs of ownership and operation. Market conditions at the time of delivery may be such that charter rates are not favorable and the revenue generated by such vessels may be depressed.

The construction of our recently delivered VLCC vessels required, and any future newbuildings may require, the implementation of complex, new technology and is dependent upon factors outside of our control, and unexpected outcomes resulting from the implementation of such technology could adversely affect our profitability and future prospects.

The construction of our recently delivered VLCC vessels and our one remaining newbuilding, which is scheduled to be delivered in the second half of 2017, utilized, and any future newbuildings may utilize, new and complex technologies. Problems in implementing these new technologies or substantive design changes in the construction process may lead to delays in maintaining the design schedule needed for construction. The risk associated with new technology or mid‑construction design changes may delay delivery, and, in the case of substantial mid‑construction design, may increase the cost of the vessel.

Newbuildings, including our recently delivered VLCC vessels, cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of components that cannot be accessed for repair or replacement, substandard quality or workmanship and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow‑on work and, in the case of certain contracts, liquidated damages or other claims against us.

We may discover quality issues in the future related to our newbuildings, including our recently delivered VLCC vessels, that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations or cash flows.

There is no assurance that our recently delivered VLCC vessels (as well as the Gener8 Nestor which is scheduled to be delivered in the second half of 2017) will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our recently delivered VLCC vessels.

Our recently delivered VLCC vessels and our one remaining newbuilding are based on advanced “eco” design. These vessels and newbuilding incorporate many of the latest technological improvements designed to optimize speed and fuel consumption and reduce emissions, such as more fuel‑efficient engines, and propellers and hull forms for decreased water resistance. However, overall, within the tanker industry opinion is divided with regard to the merits of “eco” ships and their performance relative to non‑“eco” ships and there is no assurance that our recently delivered VLCC vessels and newbuilding will provide the fuel consumption savings that we expect, as among other things, the vessels are based on new technologies. Further, the market conditions from time to time may require us to share any fuel efficiency benefits with our charterers and the “eco” ships may not provide us with the same competitive advantage in securing favorable charter arrangements as we might expect. Should the fuel consumption levels of our “eco” VLCC vessels and newbuilding materially deviate from what we expect, or should we for any reason not receive the profits from any fuel efficiency benefits associated with our vessels, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Delay in delivery of our one remaining VLCC newbuilding or any other new vessel that we may order, or delivery of any vessel with significant defects, could harm our operating results and lead to the termination of any related charters that may be entered into prior to their delivery.

The delivery of our one remaining VLCC newbuilding or any future vessel we may order could be delayed, which would delay our receipt of revenues under any future charters we enter into for the vessels. The adverse effects of any delay in delivery of any VLCC newbuilding or cancelation of the associated shipbuilding contract may be compounded by the fact that we will have made significant payments in respect of the newbuilding prior to taking possession of the vessel. In the event a shipbuilder does not perform under a shipbuilding contract with us and we are unable to enforce certain refund guarantees with third-party banks for any reason, we may lose all or part of our investment, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Our receipt of any newbuildings could be delayed because of many factors, including:

•	our ability to borrow to fund the newbuildings;

•	quality or engineering problems;

•	changes in governmental regulations or maritime self-regulatory organization standards;

•	work stoppages or other labor disturbances at the shipyard;

•	unanticipated cost increases;

•	bankruptcy or other financial crisis of the shipbuilder;

•	a backlog of orders at the shipyard;

•	political or economic disturbances in the locations where the vessels are being built;

•	weather interference or interference from a catastrophic event, such as a major earthquake or fire;

•	our requests for changes to the original vessel specifications;

•	shortages of, or delays in the receipt of necessary equipment or of construction materials, such as steel;

•	failure by the shipbuilder to deliver vessels to us as agreed;

•	delays caused by acts of God, war, strike, riot, crime or natural catastrophes, or force majeure events;

•	our inability to finance the purchase of the vessels or obtain financing on terms favorable to us; or

•	our inability to obtain requisite permits or approvals.

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

There is no assurance that we will be able to borrow the remaining amounts committed under the Korean Export Credit Facility and if we are unable to borrow such amounts we may be liable for damages if we breach our obligations under a VLCC shipbuilding contract.

As of March 10, 2017, the aggregate amount of remaining payments due under the remaining 2015 acquired VLCC shipbuilding contract was $48.2 million. Under the Korean Export Credit Facility, as of March 10, 2017, we have an aggregate remaining borrowing capacity of up to $63.0 million to fund these remaining payments due under this shipbuilding contract, subject to customary borrowing conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” below. The Korean Export Credit Facility includes customary borrowing terms and conditions. Accordingly, there is no assurance that we will be able to satisfy such terms and conditions or be able to borrow all or any of the amounts that may be committed under the Korean Export Credit Facility, or obtain other financing. If we are not able to borrow additional funds, raise other capital, generate sufficient cash flow from operations or utilize available cash on hand, we may not be able to fund the remaining portion of these payments and take delivery of this VLCC newbuilding vessel, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If for any reason we fail to make a payment when due, which may result in a default under this shipbuilding contract, we would be prevented from realizing potential revenues from this vessel, we could lose all or a portion of any payments previously paid by us in respect of this vessel and we could be liable for any additional damages under or connected with such contracts resulting from a breach by us of the contract terms. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on this vessel.

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

The Navig8 Group consists of Navig8 Limited and its subsidiaries. The managers with which Gener8 Subsidiary contracts, such as Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd and VL8 Pool Inc., are subsidiaries of Navig8 Limited. Mr. Busch serves as a member of our Board. Mr. Busch is a member of the board of, and minority beneficial owner of, Navig8 Limited. As a result, conflicts of interest may arise between us and the affiliated entities of the Navig8 Group. Additionally, we cannot be assured that any future agreements and transactions with the affiliates of the Navig8 Group will be on the same terms as those available with unaffiliated third parties or that these agreements or relationships will be maintained at all or will not otherwise impact our agreements and transactions in a manner that is adverse to us or our shareholders.

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

Additionally, the pool agreements by and between VL8 Pool Inc. and V8 Pool Inc. and our subsidiaries contain the following provisions: (a) if the relevant pool company suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are required to provide working capital of $1.0 million (revised in the first quarter of 2016 from $1.5 million) to VL8 Pool Inc. upon delivery of a VLCC vessel into the VL8 Pool, of $0.9 million (revised in the first quarter of 2016 from $1.0 million to V8 Pool Inc. upon delivery of a Suezmax vessel into the Suez8 Pool and $0.7 million (revised in the first quarter of 2016 from $0.8 million) to V8 Pool Inc. upon delivery of an Aframax vessel into the V8 Pool, which is repayable on the vessel leaving the relevant pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from the relevant pool company and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to the pool company; and (d) the pool company has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of the pool company, untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and the pool company, in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

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

We generate all of our revenues in U.S. Dollars, but we may incur a portion of expenses, such as maintenance and dry‑docking costs, in currencies other than the U.S. Dollar. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to other currencies, particularly the Euro. Furthermore, due to the recent sovereign debt crisis in certain European member countries, the U.S. Dollar‑Euro exchange rate has experienced volatility. An adverse movement in these currencies could increase our expenses.

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

For the years ended December 31, 2016, 2015 and 2014, we generated operating income (loss) of $116.3 million, $152.0 million, and $(17.4) million, respectively, and net income (loss) of $67.3 million, $129.6 million, and $(47.1) million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and the consolidated financial statements in Item 8 for more information regarding our results of operations during these periods. If we suffer future operating losses, the trading price of our common shares may decline significantly and our business, financial condition and results of operations may be negatively impacted.

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

We may not generate sufficient revenues in future periods to pay for all of our operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition. As noted above, we generated operating losses for the years ended December 31, 2014. In addition, our bankruptcy may have created a negative public perception of our company in relation to our competitors. As a result, the value of our common shares could be negatively affected.

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

Our Chairman and Chief Executive Officer, Peter C. Georgiopoulos, actively reviews potential investment opportunities in the shipping industry from time to time. In addition, Mr. Georgiopoulos serves as Chairman of the Board of Aegean Marine Petroleum Network Inc. (NYSE: ANW), a marine fuel logistics company that physically supplies and markets refined marine fuel and lubricants to ships in port and at sea, among other things. While we have entered into an employment agreement with Mr. Georgiopoulos, the agreement requires Mr. Georgiopoulos to devote at least 50% of his business time to his duties with us, provided that he will not be prevented from continuing his involvement with certain other businesses with which he is currently involved, including Maritime Equity Management LLC, Aegean Marine Petroleum Network Inc. and Chemical Transportation Group Ltd. In addition, under the agreement, Mr. Georgiopoulos is required to direct to us any business opportunities involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations). The agreement provides that Mr. Georgiopoulos will have no fiduciary, contractual or other obligation to direct to us any business opportunity not involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations).

Our outstanding indebtedness may become immediately due and payable upon a change of control.

We depend on Peter Georgiopoulos’s and Nicolas Busch’s continued service under our senior secured credit facilities. Under the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, a change of control will occur if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control under either the Korean Export Credit Facility or the Amended Sinosure Credit Facility, the majority of lenders may elect to declare all amounts outstanding under the loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders under the relevant senior secured credit facility may make this election at any time following the occurrence of a change of control.

The revenues we earn may be dependent on the success and profitability of any vessel pools in which our vessels operate.

A substantial portion of our revenues for the years ended December 31, 2016 and 2015 were from vessels deployed in the Navig8 Group commercial crude tanker pools, or the “Navig8 pools,” and we expect that in 2017 a majority of our revenues will continue to be from vessels deployed in the Navig8 pools. A significant portion of revenues for the years ended December 31, 2014 were from vessels deployed in the Unique Tankers pool. During 2015, we transitioned the employment of all of our vessels in the Unique Tanker pool to existing Navig8 pools. We expect our revenues to continue to arise from vessels deployed in a limited number of pools, particularly the Navig8 pools.

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

We have derived, and we believe we will continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, during the years ended December 31, 2016 and 2015, the Navig8 pools accounted for 91.2% and 34.8% of our net voyage revenues, respectively.  The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on a net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. If any of our key customers, or the key customers of the pools in which we participate, breach or terminate their charters or renegotiate or renew them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected. Additionally, if we are unable to establish or maintain a commercially favorable relationship with a profitable and well‑managed pool, our operating results, cash flows and profitability could be materially adversely affected.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of March 10, 2017, 12 of the 40 operating vessels we own were built prior to 2007. Due to improvements in engine technology, older vessels typically are less fuel‑efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We believe that, based on the ownership of our common shares in 2016, we satisfied the publicly traded test in 2016. However, if 5% shareholders were to own more than 50% of our common shares for more than half the days in any future taxable year, we may not be eligible to claim the Section 883 exemption for such taxable year. We can provide no assurance that changes and shifts in the ownership of our common shares by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2017 or in future taxable years.

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

In November 2008, a jury in the Southern District of Texas found General Maritime Management (Portugal) L.D.A., one of our subsidiaries which we refer to as “GMM Portugal,” and two vessel officers of one of our vessels guilty of violating the Act to Prevent Pollution from Ships and 18 U.S.C. §1001. The conviction resulted from charges based on alleged incidents occurring on board such vessel arising from potential failures by shipboard staff to properly record discharges of bilge waste during the period of November 24, 2007 through November 26, 2007. Pursuant to the sentence imposed by the court in March 2009, we paid a $1.0 million fine in April 2009 and were subject to a probationary period of five years which concluded in March 2014.

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

Recent action by the IMO’s Maritime Safety Committee and U.S. agencies indicate that cybersecurity regulations for the maritime industry are likely to be strengthened in an attempt to combat cybersecurity threats. As a result, we may be required to provide additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is uncertain at this time.

A shift in consumer demand from oil towards other energy sources or changes to trade patterns for oil and oil products may have a material adverse effect on our business.

Substantially all of our earnings are related to the oil industry. A shift in the consumer demand from oil towards other energy resources such as wind energy, solar energy, water energy, gas or nuclear energy will potentially affect the demand for our vessels. This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

Seaborne trading and distribution patterns are primarily influenced by the relative advantage of the various sources of production, locations of consumption, pricing differentials and seasonality. Changes to the trade patterns of oil and oil products may have a significant negative or positive impact on the ton-miles and therefore the demand for our tankers. This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.

RISK FACTORS RELATED TO OUR FINANCINGS

We have incurred significant indebtedness which could affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future, and therefore make it more difficult for us to fulfill our obligations under our indebtedness.

We have substantial debt. As of December 31, 2016, we had indebtedness outstanding (before application of discount and amortization of financing costs) of $1.6 billion and shareholders’ equity of $1.4 billion. Our outstanding long-term indebtedness as of December 31, 2016 included $408.3 million principal amount of indebtedness under the Refinancing Facility, $340.4 million principal amount of indebtedness under the Amended Sinosure Credit Facility, $658.6 million principal amount of indebtedness under the Korean Export Credit Facility and $174.6 million of indebtedness in the form of our senior notes (which amount reflects accrual of payment-in-kind interest of $43.0 million). In connection with the deliveries of 15 vessels, we borrowed $563.0 million and $290.8 million from the Korean Export Credit Facility and the Amended Sinosure Credit Facility, respectively, during the year ended December 31, 2016. As of March 10, 2017, we had fully drawn all available borrowings under our Amended Sinosure Credit Facility and we had $63.0 million remaining commitments under the Korean Export Credit Facility, to fund the delivery of one vessel, with $48.2 million remaining installment payments. In accordance with our growth strategy, we intend to pursue additional debt financing opportunistically to help fund the growth of our business, subject to market and other conditions. While we have entered into interest rate swaps to hedge a portion of our floating rate indebtedness under our senior secured credit facilities, the interest rates borne by unhedged amounts that we have borrowed under our senior secured credit facilities fluctuate with changes in the LIBOR rates. Any volatility in LIBOR rates would affect the amount of interest payable on amounts that we were to draw down from our senior secured credit facilities. Our substantial indebtedness and interest expense could have important consequences to us, including:

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

Our senior secured credit facilities and senior notes restrict our ability to use our cash. Among other restrictions, senior secured credit facilities and senior notes restrict our ability to make capital expenditures other than maintenance capital expenditures, or vessel acquisitions or other capital expenditures not in the ordinary course of business using net cash proceeds from equity offerings. Additionally, our senior secured credit facilities and senior notes contain restrictions on our ability to declare or pay dividends to our shareholders.

The limitations described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

We may incur significantly more indebtedness, which could further increase the risks associated with our indebtedness and prevent us from fulfilling our obligations under our senior secured credit facilities and senior notes.

Despite our current level of outstanding indebtedness, our senior secured credit facilities and senior notes permit us to incur significant additional indebtedness in the future, as well as to refinance existing indebtedness, subject to specified limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased, and we may not be able to meet all our debt obligations, in whole or in part.

We may not be able to generate sufficient cash to service all of our indebtedness.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry and our chartering strategy. We have a significant amount of outstanding indebtedness under our senior secured credit facilities and our senior notes, and we may incur additional indebtedness. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, financial, business, industry and other factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as charter rates, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

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

Our senior secured credit facilities and senior notes impose significant operating and financial restrictions that may limit our ability to operate our business.

Our senior secured credit facilities and senior notes impose significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:

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

In addition, our senior secured credit facilities require us to comply with various collateral maintenance and financial covenants, including with respect to our minimum cash balance and an interest expense coverage ratio covenant. The senior secured credit facilities and senior notes require us to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels in the case of our senior secured credit facilities; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on transactions with affiliates; and other customary covenants and related provisions.

There is no assurance that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under these instruments could result in a default under these instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” for further information. If a default occurs under any debt instrument, the lenders could elect to declare that debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of our senior secured credit facilities, constitutes all or substantially all of our assets, including our rights in the mortgaged vessels and their charters.

The covenants under our senior secured credit facilities and senior notes may be difficult to satisfy in the current market environment.

We continue to be subject to a difficult charter rate environment which has negatively impacted our cash flow from operations and liquidity.

We are subject to a number of covenants under our senior notes and senior secured credit facilities, including covenants governing the minimum amount of cash and cash equivalents we maintain, our ratio of consolidated EBITDA to our aggregate scheduled principal repayments and cash interest expense for our consolidated indebtedness, and the minimum aggregate appraised value of the vessels we have pledged as collateral under our senior secured credit facilities. In the event of continued weakness in charter rates and vessel values, if the current market environment declines further or does not recover sufficiently and/or because of the potential timing of receipt of payments and required expenditures, there is a possibility that we may not comply with these covenants as of the first half of 2017 absent waivers or amendments to our senior secured credit facilities or obtaining additional capital. We may not be in compliance earlier in the event of further weakness or deterioration in the markets in which we operate. To address these issues, we may require capital to fund our ongoing operations, and service of our debt, and we may pursue alternatives which may include potential dispositions of vessels and/or newbuildings, equity issuances, strategic transactions to strengthen our capital structure, waivers or amendments from our lenders and/or other restructuring options. Any such transactions may be subject to conditions. If market or other conditions are not favorable, we may be unable to complete any such transactions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our senior secured credit facilities and senior notes contain cross default provisions that could be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline in the event of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could limit our ability to seek alternative sources of financing and could affect our ability to finance our one remaining VLCC newbuilding or raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our debt instruments.

Our senior secured credit facilities require us to comply with collateral maintenance covenants under which the market value of our vessels must remain at or above a specified percentage of the total commitment amount under the applicable instrument. If we are unable to maintain this required collateral maintenance ratio, we may be prevented from borrowing additional money, if available, under the applicable instrument, or we may default under the applicable instrument. If a default occurs, the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing the debt, which, in the case of our senior secured credit facilities, constitutes substantially all of our assets.

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

Our debt under our senior secured credit facilities bears interest at a variable rate. We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt and because we do not currently hold any interest rate swaps.

LIBOR rates have historically been volatile, with the spread between those rates and prime lending rates widening significantly at times. However, LIBOR rates have recently been at historic lows. Because the interest rates borne by a portion of our outstanding borrowings under our senior secured credit facilities fluctuate with changes in the LIBOR rates, if LIBOR rates were to increase or become volatile, it would affect the amount of interest payable on amounts that we have borrowed under our senior secured credit facilities, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

We may incur losses on interest rate swap and hedging arrangements.

We have entered into six interest rate swap transactions to hedge our exposure on a portion of our outstanding variable rate debt. However, hedging against interest rate exposure may adversely affect us. Increased interest rates may increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our exposure to interest rate fluctuations. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more for our debt than we would had we not entered into the swap agreements. In addition, if an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.

RISKS RELATED TO OUR COMMON SHARES

There is no guarantee that our common shares will have an active and liquid public market.

The tanker industry has been highly unpredictable and volatile, and the market for common shares in this industry may be equally volatile. Our common shares may not have an active and liquid trading market.

In the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in our common shares;

•	the market price of our common shares may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.

The price of our common shares historically has been volatile.

The price of our common shares has been and may continue to be subject to large fluctuations due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	our ability to meet the obligations under our senior secured credit facilities and senior notes;

•	mergers and strategic alliances in the tanker industry;

•	market prices and conditions in the tanker and oil industries;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	natural disasters affecting the supply chain or demand for crude oil or petroleum products;

•	the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.

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

Certain large shareholders and their affiliates own a significant percentage of the voting power of our issued and outstanding common shares. For example, as of the date of this Annual Report, Oaktree Capital Management L.P., BlueMountain Capital Management, LLC, Aurora Resurgence Capital Partners II LLC and BlackRock, Inc. and/or their respective investment entities or affiliates own greater than 5% of our outstanding common stock, based on information publicly filed with the SEC. In addition, Navig8 Limited owns greater than 4% of our outstanding common stock, based on information publicly filed with the SEC. Five members of our Board were designated by certain of these shareholders pursuant to the 2015 shareholders agreement, which terminated upon the consummation of our initial public offering. As a result, these shareholders may be able to exert significant influence over the actions of our Board, the election of directors and other matters that require shareholder approval. The interests of these shareholders may be different from that of other shareholders, and their large aggregate percentage ownership may result in them being able to exert substantial influence over us and may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over their market prices.

In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant shareholders. Furthermore, certain large shareholders have certain registration rights described elsewhere in this Annual Report (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions”) and the registration and sale to the public of a large number of common shares may have the immediate effect of reducing the trading price of our common shares.

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

We incur increased costs and obligations as a result of being a public company and our management is required to devote substantial time to complying with public company regulations.

As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and the New York Stock Exchange, or the “NYSE,” have created uncertainty for public companies and increased our costs and the time that our board of directors and management must devote to complying with these rules and regulations. These rules and regulations increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.”

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

Our management is required to report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

We may, from time to time, issue additional shares of common stock to support our growth strategy, reduce debt or provide us with capital for other purposes that our Board of Directors believes to be in our best interest. To the extent that an existing shareholder does not purchase additional shares that we may issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced. Following such a reduction, that shareholder’s common stock would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.

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

Our senior secured credit facilities and senior notes impose restrictions on changes of control of our company and our ship-owning subsidiaries. Under our senior secured credit facilities and senior notes, a change of control would be an event of default, such that lender consent or repayment in full of the obligations thereunder would be required. The note purchase agreement governing the senior notes would either require that we obtain the noteholders’ consent prior to any change of control or that we make an offer to redeem the notes before a change of control can take place.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has been listed on the NYSE under the symbol “GNRT” since June 25, 2015. Prior to that date, there was no public trading market for our common stock. As of March 10, 2017, there were approximately 75 holders of record of our common stock. The following table sets forth the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 2016	HIGH	LOW
1st Quarter	$9.08	$5.04
2nd Quarter	$8.13	$5.84
3rd Quarter	$6.30	$4.87
4th Quarter	$5.56	$3.56

FISCAL YEAR ENDED DECEMBER 31, 2015	HIGH	LOW
2nd Quarter (Beginning on June 25, 2015)	$13.63	$13.10
3rd Quarter	$14.37	$10.95
4th Quarter	$12.18	$8.70

We have not declared or paid any dividends since the fourth quarter of 2010. In order to pay dividends, we will be required to satisfy certain financial and other requirements under our debt instruments.

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, we evaluate the option to adopt a policy to pay cash dividends from time to time. However, any future dividend policy is subject to the discretion of the Board, and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time.  In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render the company insolvent.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the fiscal years shown.

	Years Ended December 31,

(dollars and shares in thousands, except per share data)	2016	2015	2014
Income Statement Data:
Voyage revenues	$404,622	$429,933	$392,409
Voyage expenses	12,490	95,306	239,906
Direct vessel expenses	107,308	85,521	84,209
Navig8 charterhire expenses	3,059	11,324	—
General and administrative expenses	27,844	36,379	22,418
Depreciation and amortization	87,191	47,572	46,118
Goodwill impairment	23,297	—	2,099
Loss on impairment of vessels held for sale	—	520	—
Goodwill write-off for sales of vessels	2,994	—	1,249
Loss on disposal of vessels, net	24,169	805	8,729
Closing of Portugal office	—	507	5,123
Total operating expenses	288,352	277,934	409,851
OPERATING INCOME / (LOSS)	116,270	151,999	(17,442)
Interest expense, net	(49,627)	(15,982)	(29,849)
Other financing costs	(7)	(6,044)	—
Other (expense) income, net	670	(404)	207
Total other expenses	(48,964)	(22,430)	(29,642)
NET INCOME / (LOSS)	$67,306	$129,569	$(47,084)

INCOME / (LOSS) PER COMMON SHARE:
Basic (1)	$0.81	$2.06	$(1.54)
Diluted (1)	$0.81	$2.05	$(1.54)

Weighted-average shares outstanding—basic
Common shares	82,705	62,779	—
Class A	—	—	11,270
Class B	—	—	19,223
Weighted-average shares outstanding—diluted
Common shares	82,705	63,113	—
Class A	—	—	30,493
Class B	—	—	19,223

(1)

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the factors affecting comparability across the periods. On May 7, 2015, in connection with the filing of our Third Amended and Restated Articles of Incorporation, all of our Class A shares and Class B shares were converted on a one-to-one basis to a single class of common stock. At the closing of the 2015 merger on May 7, 2015, we issued 31,233,170 shares of our common stock into a trust account for the benefit of Navig8 Crude’s former shareholders. During the period from May 8, 2015 to December 31, 2015, we issued all of these shares and 232,819 additional shares of our common stock to Navig8 Crude’s former shareholders. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. Since we may be required to adjust the proportion of cash and stock as merger consideration depending on whether Navig8 Crude’s former shareholders are permitted to receive shares as consideration for the 2015 merger, the number of our shares outstanding is subject to change.

In connection with the closing of the 2015 merger, we issued 483,971 shares of our common stock as a commitment premium paid to the commitment parties under the 2015 equity purchase agreement, we assumed an outstanding Navig8 Crude warrant and option to purchase an aggregate of 1,444,940 shares of our common stock, and we acquired cash and cash equivalents of $41.4 million and vessels under construction of $364.2 million as of March 31, 2015. For information regarding the 2015 merger, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions.”

Weighted-average shares outstanding—diluted—Class A gives effect to the conversion of the outstanding Class B Shares into Class A Shares on a one-to-one basis. Accordingly, Class A amounts represent the total number of our outstanding common shares on a fully-diluted basis.

	December 31,	December 31,
(dollars in thousands)	2016	2015
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$94,681	$157,535
Total current assets	215,285	258,128
Vessels, net of accumulated depreciation	2,523,710	1,086,877
Vessels under construction	177,133	911,017
Total assets	2,992,669	2,389,746
Current liabilities (including current portion of long-term debt)	216,566	268,615
Total long-term debt less unamortized discount and debt financing costs	1,337,782	772,723
Total liabilities	1,555,258	1,041,985
Shareholders’ equity	1,437,411	1,347,761

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Cash Flow Data:
Net cash provided by (used in) operating activities	$258,932	$155,889	$(11,797)
Net cash used in investing activities	(902,959)	(398,858)	(238,019)
Net cash provided by financing activities	581,173	252,863	299,417

	Years Ended December 31,
(dollars in thousands except fleet data and daily results)	2016	2015	2014
Fleet Data:
Total number of owned vessels at end of period	39.0	28.0	25.0
Total number of owned and chartered-in vessels at end of period	39.0	29.0	25.0
Average number of vessels (1)	34.5	25.7	25.7
Average number of owned and chartered-in vessels (1)	34.7	26.2	25.6
Total operating days for fleet (2)	12,353	9,145	8,801
Total time charter days for fleet	218	861	550
Total spot market days for fleet	868	4,682	8,251
Total Navig8 pool days for fleet	11,266	3,602	—
Total calendar days for fleet (3)	12,687	9,568	9,379
Fleet utilization (4)	97.4%	95.6%	93.8%
Average Daily Results:
Time charter equivalent (5)	$31,745	$36,590	$17,328
VLCC	40,214	47,781	17,255
Suezmax	26,839	35,012	17,161
Aframax	18,036	30,428	19,634
Panamax	13,304	22,464	17,235
Handymax	4,610	15,783	10,231

Daily direct vessel operating expenses (6)	8,458	8,938	8,978
Daily general and administrative expenses (7)	2,195	3,802	2,390
Total daily vessel operating expenses (8)	10,653	12,740	11,369

Other Data:
EBITDA (9)	$204,124	$193,123	$28,883
Adjusted EBITDA (9)	$256,457	$215,222	$48,782

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

During the year ended December 31, 2016, we included in Adjusted EBITDA Impact of interest rate swaps fair value and professional fees related to interest swaps due to our entry into interest rate swaps during the period.

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income / (loss)	$67,306	$129,569	$(47,084)
Interest expense, net	49,627	15,982	29,849
Depreciation and amortization	87,191	47,572	46,118
EBITDA	$204,124	$193,123	$28,883
Adjustments
Goodwill impairment	23,297	—	2,099
Goodwill write-off for sales of vessels	2,994	—	1,249
Loss on impairment of vessels held for sale	—	520	—
Stock-based compensation	5,651	12,243	1,215
Loss on disposal of vessels, net	24,169	805	8,729
Closing of Portugal office	—	507	5,123
Other financing costs	7	6,044	—
Professional fees related to interest rate swaps	327	—	—
Impact of interest rate swaps fair value	(698)	—	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	(3,414)	1,980	1,484
Adjusted EBITDA	$256,457	$215,222	$48,782

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include accounts receivable reserves, amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2016, 2015 and 2014. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of March 10, 2017, we owned a fleet of 41 tankers, including 40 vessels on the water, consisting of 24 VLCCs, 10 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 9.4mm DWT, which includes 20 recently delivered “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs. We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the 7 newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.” During the years ended December 31, 2016 and 2015, we took delivery of 15 and three VLCC newbuilding vessels, respectively. Between January 1, 2017 and March 10, 2017, we took delivery of two additional VLCC newbuildings, and one additional VLCC newbuilding is scheduled to be delivered during the second half of 2017. We funded a significant portion of the installment payments in respect of our VLCC newbuildings through borrowings under the Korean Export Credit Facility and the Amended Sinosure Credit Facility. However there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility. See “—Liquidity and Capital Resources—Debt Financings” for more information.

As of March 10, 2017, all of our 2014 and 2015 acquired VLCC newbuildings, with the exception of one vessel that is expected to be delivered in the second half of 2017, were delivered to the Company and entered into the VL8 Pool. See Note 8 – DELIVERY And Disposal OF VESSELS and Note 22 – SUBSEQUENT EVENTS, to the consolidated financial statements in Item 8 regarding vessel deliveries.

We have a significant amount of outstanding indebtedness under our refinancing facility, the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of December 31, 2016, we owed an aggregate outstanding principal amount of $1.6 billion under our senior secured credit facilities and our senior notes. Between January 1, 2017 to March 10, 2017, we borrowed an additional $100.1 million under the Korean Export Credit Facility in connection with the delivery of two vessels. No additional amounts may be borrowed under the refinancing facility or the Amended Sinosure Credit Facility. The Korean Export Credit Facility provides up to $63.0 million in additional financing (subject to borrowing limits and other conditions set forth in the Korean Export Credit Facility) as of March 10, 2017 in connection with the delivery of one VLCC newbuilding with remaining installment payments of $48.2 million. See “—Liquidity and Capital Resources.” See “Risk Factors Related to Our Financings” for the risks associated with our ability to borrow future amounts under the Korean Export Credit Facility.

During 2016, we completed the sale of the 2004 Handymax vessel Gener8 Consul,  2000-built Suezmax tanker Gener8 Spyridon, 2001-built VLCC tankers Genmar Vision and Genmar Victory for $17.5 million, $13.9 million, $28.0 million and $29.0 million, respectively, in gross proceeds. We used the net proceeds from sale of the Gener8  Consul, the Gener8 Spyridon, the Genmar Vision and the Genmar Victory to repay approximately $9.8 million, $11.7 million, $19.4 million and $19.4 million, respectively, of the related portion of the indebtedness outstanding under the refinancing facility associated with these vessels.

In March 2014, we purchased seven “eco” newbuild VLCCs from Scorpio Tankers, Inc.

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

In September 2015, we entered into a new senior secured credit facility, which we refer to as the “refinancing facility,” as part of the refinancing of our former senior secured credit facilities. The refinancing facility provides $581.0 million in term loans which were fully drawn on September 8, 2015 and were used, together with available cash, to repay the aggregate outstanding principal amount of $656.3 million under our former senior secured credit facilities. As of December 31, 2016, $408.3 million was outstanding under the refinancing facility. See “—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” for further information regarding the refinancing facility.

In September 2015, we also entered into the Korean Export Credit Facility to fund a significant portion of the installment payments under our shipbuilding contracts with Korean shipyards. The Korean Export Credit Facility committed up to $963.7 million of debt financing in connection with the delivery of 15 of our VLCC newbuildings from Korean shipyards. As of December 31, 2016, approximately $658.6 million was outstanding under the Korean Export Credit Facility. Between January 1, 2017 and March 10, 2017, we borrowed an additional $100.1 million under the Korean Export Facility in connection with the delivery of two vessels. Subject to borrowing limits and other terms and conditions set forth in the Korean Export Credit Facility, as of March 10, 2017, up to an additional $63.0 million may be drawn in connection with the remaining one VLCC newbuilding expected to be delivered from a Korean shipyard during the second half of 2017. See “—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” for further information.

In December 2015 and June 2016, we entered into and subsequently amended the Amended Sinosure Credit Facility to fund installment payments under five shipbuilding contracts with Chinese shipyards and to refinance a term loan facility we entered into in October 2015, which we had entered into to fund payments under a shipbuilding contract with a Chinese shipyard. As of December 31, 2016, the amount of the term loans under the Amended Sinosure Credit Facility, which were fully drawn, was approximately $340.4 million. See “—Liquidity and Capital Resources—Debt Financings—Amended Sinosure Credit Facility” below for further information regarding the Amended Sinosure Credit Facility.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. See Note 14, LONG TERM DEBT and Note 9,    Financial InstrumentS, to the consolidated financial statements for the year ended December 31, 2016 and 2015 included in Item 8 for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility.

For further description of our businesses, see “Business.”

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of December 31, 2016, all of our vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of December 31, 2016, we employed all of our VLCCs, Suezmax and Aframax vessels on the water in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for further information regarding these pool agreements. All of the vessels deployed in the Navig8 pools at any time during the year ended December 31, 2016 were deployed on spot market voyages. As of March 10, 2017, we have taken delivery of 20 of our VLCC newbuildings which were deployed by the VL8 Pool in spot market voyages.

Additionally, one chartered-in VLCC vessel (the Nave Quasar), which we had the right to operate at a gross rate of $26,397 per day pursuant to a time charter that expired in March 2016 and under which we had agreed to share 50% of net pool earnings received in respect of such vessel over $30,000 per day, was also deployed in the VL8 Pool between May 2015 and March 2016, the month in which the time charter expired, and the vessel was returned to its owner.

As of March 10, 2017, we have taken delivery of 20 of our VLCC newbuildings which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the one remaining VLCC newbuilding in the VL8 Pool after delivery of the vessel.

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

As of December 31, 2016, all of our vessels, with the exception of two vessels that remained in the spot market (the Gener8 Companion and Gener8 Compatriot), were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 16 – Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information on the Navig8 pools.

The following table shows the calculation of net voyage revenues for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Income Statement Data:
Voyage revenues	$404,622	$429,933	$392,409
Voyage expenses	(12,490)	(95,306)	(239,906)
Net voyage revenues	$392,132	$334,627	$152,503

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Total voyage revenues.  Total voyage revenues decreased by $25.3 million, or 5.9%, to $404.6 million for the year ended December 31, 2016, or “fiscal 2016,” compared to $429.9 million for the prior year period. The decrease was primarily attributable to decreases in spot charter revenue of $225.1 million and time charter revenues of $19.4 million, partially offset by an increase in Navig8 pool revenues of $219.2 million for fiscal 2016 compared to the prior year period.

We refer to charter hire rates as a measure of the average daily revenue performance of a vessel on a per voyage basis, determined by dividing voyage revenue by total operating days for the applicable fleet.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) increased by $219.2 million, or 146.5%, to $368.9 million for fiscal 2016, compared to $149.6 million during the prior year period. This increase was primarily the result of an increase in our vessel operating days in Navig8 pools of 7,664 to 11,266 days for fiscal 2016, compared to 3,602 days during the prior period. The increase in vessel operating days resulted in an increase in Navig8 pool revenues of approximately $250.9 million during fiscal  2016 compared to the prior year period. The increase in Navig8 pool revenues was partially offset by a decline in our average daily Navig8 pool charter hire rates, which decreased by $8,796, or 21.2%, to $32,743 for fiscal 2016 compared to $41,538 for the prior year period primarily due to the decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in a decrease in Navig8 pool revenues of approximately $31.7 million for fiscal 2016 compared to the prior year period.

Time charter revenues.    Time charter revenues decreased by $19.4 million, or 67.7%, to $9.3 million for fiscal 2016 compared to $28.7 million for the prior year period. The decrease was primarily the result of a decrease in our time charter days of 643 days, or 74.7%, to 218 days for fiscal 2016 compared to 861 days for the prior year period. The decrease in our time charter days was primarily due to the sale during fiscal 2016 of our two vessels that were previously operated on time charters (the Genmar Victory and Genmar Vision). The decrease in our time charter days resulted in a decrease in time charter revenues of approximately $27.4 million for year ended December 31, 2016 compared to the prior year period. The decrease in time charter revenues was partially offset by an increase in our average daily time charter hire rates, which increased by $10,084 or 31.07%, to $42,542 for fiscal 2016 compared to $32,458 for the prior year period primarily due to the fact that in 2016 only VLCCs were on time charter, while in 2015, VLCCs and vessels of other classes were on time charters, and VLCCs generally earn higher time charter rates than other vessel classes.  The increase in average daily time charter hire rates resulted in an increase in time charter revenues of approximately $8.7 million for fiscal 2016 compared to the prior year period.

Spot charter revenues.  Spot charter revenues decreased by $225.1 million, or 89.5%, to $26.5 million for fiscal 2016 compared to $251.6 million for the prior year period. The decrease in spot charter revenues was primarily the result of the transition of our vessels (which operated in the Unique Tankers pool) from the spot market into the Navig8 pools, which resulted in a decrease in our spot market days of 3,813 days, or 81.5%, to 868 days for fiscal 2016 compared to 4,682 days for the prior year period. The decrease in our spot market days resulted in a decrease in our spot charter revenues of approximately $116.2 million for fiscal 2016 compared to the prior year period. Contributing to the decrease in spot charter revenues was a decline in our average daily spot charter hire rates, which decreased by $23,266, or 43.3% to $30,469 for fiscal 2016 compared to $53,734 for the prior year period primarily due to the decrease in rates in the spot charter market. The decrease in our average daily spot charter hire rates resulted in a decrease in spot charter revenues of approximately $108.9 million during fiscal 2016 compared to the prior year period.

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

Voyage expenses decreased by $82.8 million, or 86.9%, to $12.5 million for fiscal 2016 compared to $95.3 million for the prior year period. The decrease of voyage expenses was primarily the result of decreases in fuel costs and port costs during fiscal 2016 as compared to the prior year period.

Fuel costs, which represent the largest component of voyage expenses, decreased by $53.6 million, or 89.0%, to $6.5 million for fiscal 2016 compared to $60.1 million for the prior year period. The decrease in fuel costs was primarily attributable to the 81.5% decrease (from 4,682 days to 868 days) in our spot market days during fiscal 2016, compared to the prior year period, as a result of transitioning our vessels (which operated in the Unique Tankers pool) from the spot market into the Navig8 pools. The decrease in our spot market days resulted in the decrease of fuel costs by approximately $28.6 million for fiscal 2016 compared to the prior year period. Also contributing to the decrease in fuel costs was a decrease in our daily fuel costs. Daily fuel costs decreased by $5,348, or 41.6%, to $7,494 for fiscal 2016 compared to $12,842 for the prior year period. The decrease in our daily fuel costs reduced voyage expenses by approximately $24.1 million for fiscal 2016 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $20.9 million, or 85.4%, to $3.6 million for the year ended December 31, 2016 compared to $24.4 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days discussed above during fiscal 2016 as compared to the prior year period. Also contributing to the decrease in port costs were differences in the ports visited during fiscal 2016 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are total voyage revenues minus voyage expenses, increased by $57.5 million, or 17.2%, to $392.1 million for fiscal 2016 compared to $334.6 million for the prior year period. The increase in net voyage revenues was primarily attributable to the increase in our vessel operating days by 3,207 days, or 35.1%, to 12,353 days for fiscal 2016, compared to 9,145 days for the prior year period. The increase in our vessel operating days resulted in an increase in net voyage revenue of approximately $101.8 million during fiscal 2016 compared to the prior year period. The increase in our vessel operating days was primarily the result of the increase in our average fleet size (including our owned vessels and chartered-in vessel) by 8.8 vessels, or 34.2%, to 34.5 vessels for fiscal 2016 compared to 25.7 vessels for the prior year period as a result of the deployment of 15 additional VLCC newbuilding vessels during fiscal 2016. The increase in net voyage revenues was partially offset by a decrease in our average daily fleet TCE rate by $4,845, or 13.2%, to $31,745 for fiscal 2016, compared to $36,590 for the prior year period primarily due to the decrease in rates in the spot charter market. The decrease in average daily fleet TCE rate resulted in a decrease in net voyage revenue of approximately $44.3 million during fiscal 2016 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Years Ended December 31,
	2016	2015
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$9,278	$23,929
Suezmax	—	4,024
Total	9,278	27,953
Spot charter:
VLCC	3,849	38,232
Suezmax	1,019	75,579
Aframax	(689)	21,265
Panamax	9,595	16,209
Handymax	192	5,747
Total	13,966	157,032
Navig8 pools:
VLCC	238,972	75,935
Suezmax	103,497	52,361
Aframax	26,419	21,346
Total	368,888	149,642
Total Net Voyage Revenue	$392,132	$334,627
Vessel operating days:
Time charter:
VLCC	218	650
Suezmax	—	212
Total	218	861
Spot charter:
VLCC	105	931
Suezmax	—	2,006
Aframax	—	659
Panamax	721	722
Handymax	42	364
Total	868	4,682
Navig8 pools:
VLCC	5,946	1,309
Suezmax	3,894	1,551
Aframax	1,427	742
Total	11,266	3,602
Total Operating Days for Fleet	12,353	9,145
Total Calendar Days for Fleet	12,687	9,568
Fleet Utilization	97.4%	95.6
Average Number of Owned Vessels	34.5	25.7
Average Number of Owned and Chartered-in Vessels	34.7	26.2
Time Charter Equivalent (TCE):
Time charter:
VLCC	$42,542	$36,839
Suezmax	—	19,013
Combined	42,542	32,458
Spot charter:
VLCC	36,546	41,057
Suezmax	—	37,677
Aframax	—	32,279
Panamax	13,304	22,464
Handymax	4,610	15,783
Combined	16,084	33,542
Navig8 pools:
VLCC	40,194	57,990
Suezmax	26,578	33,749
Aframax	18,519	28,785
Combined	32,743	41,538
Fleet TCE	$31,745	$36,590

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $21.8 million, or 25.5%, to $107.3 million for fiscal 2016 compared to $85.5 million for the prior year period. The increase was primarily due to an increase in our average fleet size to 34.5 vessels for fiscal 2016 from 25.7 vessels for the prior year period, and associated increases in crew costs, insurance and maintenance and repair costs. Crew costs increased by $12.0 million, or 29.9% to $51.9 million for fiscal 2016, compared to $39.9 million for the prior year period, insurance cost increased by $1.8 million, or 17.6%, to $12.3 million for fiscal 2016, compared to $10.5 million for the prior year period, and maintenance and repair increased by $2.6 million to $17.1 million for fiscal 2016, compared to $14.5 million for the prior year period. The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $480, or 5.4%, to $8,458 per day for fiscal 2016 compared to $8,938 per day for the prior year period, primarily as a result of lower operating costs, including insurance, repair and maintenance and other costs, primarily associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $6.1 million for fiscal 2016 compared to the prior year period.

We anticipate that direct vessel operating expenses will increase in 2017 as compared to 2016 due to the expected increase in the average size of our fleet during the latter part of 2015 and 2016. We estimate direct vessel operating expenses will increase by approximately $23.9 million during the year ending December 31, 2017 compared to fiscal 2016 based on our direct vessel operating expenses budget for 2017 and considering the budgeted proportional increase in costs of the new vessels that have joined or will be joining our fleet. Our budget is based on prior year actual performance and estimates of costs provided by third-party technical managers based on expected vessel requirements. The budgeted amounts include no provisions for unanticipated repair or other costs. There is no assurance that our budgeted amounts will reflect our actual results. Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

Navig8 charterhire expenses. Navig8 charterhire expenses decreased by $8.2 million, or 73.0%, to $3.1 million for fiscal 2016 compared to $11.3 million for the prior year period. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. Navig8 charterhire expenses during fiscal 2016 included profit share adjustments related to the profit share plan for the Nave Quasar. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses decreased by $8.6 million, or 23.5%, to $27.8 million for fiscal 2016 compared to $36.4 million for the prior year period. This decrease was primarily due to the decrease in the stock-based compensation expense of $7.3 million during fiscal 2016 compared to the prior year period primarily attributable to expenses recorded in 2015 for the restricted stock units granted in connection with the pricing of our initial public offering in 2015. We recognized compensation expense upon the immediate vesting of a portion of these restricted stock units upon the granting of these restricted stock units, and the vesting of an additional portion of these restricted stock units upon the consummation of our initial public offering. In connection with the vesting of these restricted stock units, we estimate that we will recognize $2.8 million of compensation expense during the year ending December 31, 2017 and $1.1 million in 2018. See Note 19, Stock-based compensation, to the consolidated financial statements in Item 8 for further detail regarding these restricted stock units.

We anticipate our general and administrative costs in fiscal 2017 to be similar to fiscal 2016. In developing the 2017 budget, the Company assumes that costs related to being a publicly traded company and other future costs remain in-line with the Company’s historical experience and anticipated trends based on being a publicly traded company.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $39.6 million, or 83.3%, to $87.2 million for fiscal 2016 compared to $47.6 million for the prior year period. This increase in depreciation and amortization was primarily due to an increase in depreciation of vessels costs of $37.5 million, or 90.1%, to $79.1 million during fiscal 2016 compared to $41.6 million for the prior year period. The increase in vessel depreciation and amortization of drydocking costs was primarily due to the increase in our fleet size and the additional drydocking costs incurred during fiscal 2016 as compared to the prior year period.

Goodwill Impairment.  During fiscal 2016, we recorded expenses associated with goodwill impairment of $23.3 million, compared with $0 of expenses associated with goodwill impairment during the prior year period. During fiscal 2016, as a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in an expense of $23.3 million.

Goodwill write-off for sales of vessels.  During fiscal 2016, in connection with the sale of the Genmar Victory and Genmar Vision, we had an expense of $3.0 million of related to a goodwill write-off. There were no such expenses in the prior year period.

Loss on Disposal of Vessels, net.    Losses on disposal of vessels, net increased during fiscal 2016 by $23.4 million to $24.2 million compared to $0.8 million for the prior year period, primarily due to losses on the sale of the vessels the Genmar Victory, the Genmar Vision, the Gener8 Spyridon and the Gener8 Ulysses. The Gener8 Ulysses was recorded as assets held for sale as of December 31, 2016 and the sale of the vessel was finalized in February 2017.  Additionally, during fiscal 2016, following the liquidation of foreign subsidiaries, we recorded a $0.8 million gain related to the write-off of the accumulated translation adjustment component of equity.

Interest Expense, net.  Interest expense, net increased by $33.6 million to $49.6 million for fiscal 2016 compared to $16.0 million for the prior year period. The increase was primarily attributable to the increase in interest expense associated with our senior secured credit facilities of $11.0 million, or 38.5%, to $39.5 million compared to $28.5 million for the prior year period due to the increase in outstanding borrowings under our senior secured credit facilities and senior notes. Our outstanding borrowings under our senior secured credit facilities and senior notes were $1.6 billion and $0.9 billion as of December 31, 2016 and 2015, respectively. Contributing to the increase in interest expense, net during fiscal 2016, was a decrease in capitalized interest of $7.6 million, or 21.5%, to $27.6 million compared to $35.2 million for the prior year period related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels.

Also contributing to the increase in interest expense, net were increases in amortization of deferred financing costs of $7.9 million to $11.3 million for fiscal 2016 compared to $3.4 million for the prior year period, and commitment fees of $2.5 million, or 91.7% to $5.2 million for fiscal 2016 compared to $2.7 million for the prior year period. We incurred these additional deferred financing costs and commitment fees in connection with our entry into the Amended Sinosure Credit Facility and the Korean Export Credit Facility, which we have used to fund a portion of the remaining installment payments due in connection with the delivery of our VLCC newbuildings.

In addition, during fiscal 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. During fiscal 2016, we recorded $2.7 million related the settlement of these to interest rate swaps as interest expense, net.

Other Financing Costs. During the year ended December 31, 2015, in connection with the consummation of the 2015 merger and pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties was terminated upon the consummation of our initial public offering, and the related expenses of $6.0 million, representing the value of the commitment premium as of the issuance date, were reflected as other financing costs. There were no such expenses in the current year period.

Other income (expense), net.    During fiscal 2016, the Company recognized $0.7 million of earnings, as other (expense) income, net, related to the impact of our interest rate swap agreements, entered in fiscal 2016. There were no such expenses in the prior year period.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Voyage revenues.  Voyage revenues increased by $37.5 million, or 9.6%, to $429.9 million for the year ended December 31, 2015, or “fiscal 2015,” compared to $392.4 million for the prior year period. The increase was primarily attributable to an increase in Navig8 pool revenues of $149.6 million and time charter revenues of $17.8 million, partially offset by a decrease of spot charter revenues of $129.9 million, for fiscal year 2015 compared to the prior year period.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) increased to $149.6 million for fiscal 2015 compared to $0 during the prior year period. During the prior year period, we did not have any vessels deployed in the Navig8 pool. This increase was primarily the result of an increase in our vessel operating days in Navig8 pools of 3,602 days for fiscal 2015 compared to 0 days during the prior year period. Included in our Navig8 pool revenues were $9.5 million of pool revenues associated with the chartered-in vessel Nave Quasar.  The time charter under which this vessel was chartered-in expired in March 2016.

Spot charter revenues.  In connection with the transition of 20 of our vessels from the spot market into the Navig8 pools, our spot market revenues decreased by $129.9 million, or 34.1%, to $251.6 million for fiscal 2015 compared to $381.5 million for the prior year period. This decrease was primarily the result of a decrease in our spot market days by 3,569 days, or 43.2%, to 4,682 days for fiscal 2015 compared to 8,251 days for the prior year period.  The decrease in spot market days resulted in a decrease in spot charter revenues of approximately $191.8 million during fiscal 2015 compared to the prior year period. This decrease was partially offset by an increase in spot market charter hire rates during fiscal 2015 compared to the prior year period. Our average daily spot charter hire rates increased by $7,496, or 16.2%, to $53,734 for fiscal 2015 compared to $46,239 for the prior year period. The increase in the average daily spot charter hire rates resulted in an increase in spot charter revenues of approximately $61.9 million during fiscal 2015 compared to the prior year period.

Time charter revenues.  Contributing to the increase in voyage revenues was an increase in time charter revenues of $17.8 million, or 163.5%, to $28.7 million for fiscal 2015 compared to $10.9 million for the prior year period, primarily as a result of an increase in our average daily time charter hire rate and time charter days for this period as compared to the prior year period. Our average daily time charter hire rates increased by $13,333, or 69.7%, to $32,458 for fiscal 2015 compared to $19,125 for the prior year period due primarily to a higher charter hire rate environment. The increase in average daily time charter hire rates resulted in an increase in time charter revenues of approximately $7.3 million during fiscal 2015 compared to the prior year period. Our time charter days increased by 311 days, or 56.6%, to 861 days for fiscal 2015 compared to 550 days for the prior year period. The increase in time charter days resulted in an increase in time charter revenues of approximately $10.1 million during fiscal 2015 compared to the prior year period.

Voyage expenses.  Voyage expenses decreased by $144.6 million, or 60.3%, to $95.3 million for fiscal 2015 compared to $239.9 million for the prior year period. Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs.  No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool.

Included in the decrease in spot charter voyage expenses were decreases in fuel costs and port costs during fiscal 2015 compared to the prior year period. Fuel costs, which represent the largest component of voyage expenses, decreased by $122.1 million, or 67.0%, to $60.1 million for fiscal 2015 compared to $182.2 million for the prior year period. This decrease in fuel costs was primarily attributable to the 43.3% decrease (from 8,251 days to 4,682 days) in our spot market days during fiscal 2015 as compared to the prior year period, as a result of transitioning our vessels from spot charter voyages into the Navig8 pools. Also contributing to the decrease in fuel costs was a decrease in the fuel costs per spot market day of $9,242, or 41.9%, to $12,842 for fiscal 2015 compared to $22,084 for the prior year period. This decrease in the fuel costs per spot market day was primarily due to the decrease in oil prices during fiscal 2015 compared to the prior year period. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $3.9 million, or 36.0%, to $6.9 million for fiscal 2015 compared to

$10.8 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days, discussed above, during fiscal 2015 as compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, increased by $182.1 million, or 119.4%, to $334.6 million for fiscal 2015 compared to $152.5 million for the prior year period. The increase in net voyage revenues was primarily attributable to higher TCE rates earned during fiscal 2015 compared to the prior year period. Our average daily TCE rate increased by $19,262, or 111.2%, to $36,590 for fiscal 2015 compared to $17,328 for the prior year period, primarily due to a higher TCE rate environment. The increase in average daily TCE resulted in an increase in net voyage revenues of approximately $169.5 million during fiscal 2015 compared to the prior year period.

Contributing to the increase in net voyage revenues was the increase in our fleet utilization of 1.8% to 95.6% for fiscal 2015 compared to 93.8% for the prior year period as we incurred more offhire days for scheduled drydocks during the prior year period. The increase in fleet utilization resulted in an increase in net voyage revenues of approximately $12.6 million during fiscal 2015 compared to the prior year period.

Also contributing to the increase in net voyage revenues was the increase in our fleet size (including our owned vessels and chartered-in vessel) by 0.6 vessels, or 2.3%, to 26.2 vessels for fiscal 2015 compared to 25.6 vessels for the prior year period. The increase in our fleet size (after giving effect to the increase in our average daily TCE rate discussed above) resulted in an increase in net voyage revenues of approximately $14.5 million during fiscal 2015 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Years Ended December 31,
	2015	2014
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$23,929	$—
Suezmax	4,024	10,528
Total	27,953	10,528
Spot charter:
VLCC	38,232	43,227
Suezmax	75,579	57,154
Aframax	21,265	28,291
Panamax	16,209	9,798
Handymax	5,747	3,505
Total	157,032	141,975
Navig8 pools:
VLCC	75,935	—
Suezmax	52,361	—
Aframax	21,346	—
Total	149,642	—
Total Net Voyage Revenue	$334,627	$152,503
Vessel operating days:
Time charter:
VLCC	650	—
Suezmax	212	550
Total	861	550
Spot charter:
VLCC	931	2,505
Suezmax	2,006	3,393
Aframax	659	1,441
Panamax	722	569
Handymax	364	343
Total	4,682	8,251
Navig8 pools:
VLCC	1,309	—
Suezmax	1,551	—
Aframax	742	—
Total	3,602	—
Total Operating Days for Fleet	9,145	8,801
Total Calendar Days for Fleet	9,568	9,379
Fleet Utilization	95.6%	93.8
Average Number Of Vessels	25.7	25.7
Average Number Of Owned and Chartered-in Vessels	26.2	25.6
Time Charter Equivalent (TCE):
Time charter:
VLCC	$36,839	$—
Suezmax	19,013	19,126
Combined	32,458	19,126
Spot charter:
VLCC	41,057	17,255
Suezmax	37,677	16,843
Aframax	32,279	19,634
Panamax	22,464	17,235
Handymax	15,783	10,231
Combined	33,542	17,208
Navig8 pools:
VLCC	57,990	—
Suezmax	33,749	—
Aframax	28,785	—
Combined	41,538	—
Fleet TCE	$36,590	$17,328

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $1.3 million, or 1.6%, to $85.5 million for fiscal 2015 compared to $84.2 million for the prior year period. This increase was primarily due to the increase in our average fleet size mentioned above, and associated increases in crew costs, maintenance and repair costs. In this connection, we recorded a $1.8 million increase in vessel management expenses during fiscal 2015 compared to the prior year period. In the prior year period, we changed the vessel management of 13 vessels from our Portugal office to a third-party ship management company, which resulted in inclusion of a greater amount of third-party management fees in direct vessel operating expenses for fiscal 2015. The increase in direct vessel operating expenses was partially offset by a decrease in crew cost of $0.8 million, or 2.1%, to $40.0 million for fiscal 2015 compared to $40.8 million for the prior year period, primarily due to this change in vessel management.

On a daily basis, direct vessel operating expenses per vessel increased by $154, or 1.7%, to $9,133 for fiscal 2015 compared to $8,978 for the prior year period, primarily as a result of higher third-party management fees, partially offset by lower crew costs during fiscal 2015 as compared to the prior year period, as discussed above.

Navig8 charterhire expenses. Navig8 charterhire expenses increased to $11.3 million for fiscal 2015 compared to $0 for the prior year period. These charterhire expenses were related to Nave Quasar, the vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. The time charter under which this vessel was chartered-in expired in March 2016. There were no such charterhire expenses in the prior year period as Gener8 Maritime Subsidiary Inc. became our subsidiary upon the consummation of the 2015 merger in May 2015.

General and Administrative Expenses.  General and administrative expenses increased by $14.0 million, or 62.3%, to $36.4 million for fiscal 2015 compared to $22.4 million for the prior year period. This increase was primarily due to an increase in the stock-based compensation expense of $11.0 million during fiscal 2015 compared to the prior year period due to the vesting of restricted stock units granted in connection with the pricing of our initial public offering. We recognized compensation expense upon the immediate vesting of a portion of these restricted stock units upon the granting of these restricted stock units, and the vesting of an additional portion of these restricted stock units upon the consummation of our initial public offering. In connection with the vesting of these restricted stock units, we estimate that we will recognize $5.7 million of compensation expense during the year ending December 31, 2016 and $4.0 million in the years thereafter until 2018.

Also contributing to the increase in general and administrative expenses was an increase in legal expense of $2.1 million, primarily associated with our refinancing activities as well as other matters during fiscal 2015 compared to the prior year period.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $1.5 million, or 3.2%, to $47.6 million for fiscal 2015 compared to $46.1 million for the prior year period. This increase was primarily due to an increase in amortization of drydocking costs of $2.3 million primarily due to additional drydocking costs incurred during fiscal 2015 compared to the prior year period, partially offset by a decrease in vessel depreciation of $0.8 million during fiscal 2015 compared to the prior year period due to the increase in our estimated residual scrap value of the vessels to $325/LWT from $265/LWT effective January 1, 2015.

Loss on impairment of vessels held for sale.  During fiscal 2015, we recorded a loss of $0.5 million related to the sale of the Gener8 Consul to reflect the difference between the fair value (less selling expenses) of the disposed vessel and its recorded value. The transaction closed in the first quarter of 2016.

Loss on Disposal of Vessels and Vessel Equipment.  Losses on disposal of vessels and vessel equipment decreased during fiscal 2015 by $7.9 million to $0.8 million compared to $8.7 million for the prior year period, primarily due to losses on the sale of a vessel of $6.8 million in the prior year period.

Closing of Portugal Office.  We announced the closing of our Portugal office in April 2014, commenced the change of management of the vessels managed by the Portugal office in May 2014, and completed the change in

November 2014. Costs incurred associated with the closing of the Portugal office decreased by $4.6 million, or by 90.0%, to $0.5 million for fiscal 2015 compared to $5.1 million for the prior year period, as most of the severance costs were incurred in the prior year period. We closed the Portugal office during the fourth quarter of 2015.

Interest Expense, net.  Interest expense, net decreased by $13.9 million, or 46.5%, to $16.0 million for fiscal 2015 compared to $29.8 million for the prior year period. This decrease was primarily attributable to an increase in the capitalization of interest expense associated with vessel construction of $26.0 million, or by 292.6%, to $35.0 million for fiscal 2015 compared to $9.0 million for the prior year period, as a result of our acquisition of the 2015 acquired VLCC newbuildings in connection with the 2015 merger. For fiscal 2015, we capitalized interest for both the 2015 acquired VLCC newbuildings and the 2014 acquired VLCC newbuildings under construction and for the prior year period, we capitalized interest for the 2014 acquired VLCC newbuildings. We intend to cease capitalizing interest expense associated with the funding of the VLCC newbuildings after delivery of the vessels. The decrease in interest expense was partially offset by an increase of $7.0 million, or 73%, to $16.5 million for fiscal 2015 compared to $9.5 million for the prior year period for the accrual of payment-in-kind interest on our senior notes, increase in amortization of deferred financing costs of $2.5 million to $3.4 million for fiscal 2015 compared to $0.9 million for the prior year period, and increase in commitment fees of $2.7 million for fiscal 2015 compared to $0 for the prior year period. We incurred these additional deferred financing costs and commitment fees in connection with our entry into the refinancing credit facility, which refinanced our former senior secured credit facilities, and the Amended Sinosure Credit Facility and the Korean Export Credit Facility, which we have used to fund a portion of the remaining installment payments due under the Acquired VLCC Newbuildings contracts.

Other Financing Costs. On May 7, 2015, in connection with the consummation of the 2015 merger and pursuant to the 2015 equity purchase agreement entered into in connection with the 2015 merger, we issued an aggregate of 483,970 shares to the commitment parties as a commitment premium as consideration for their purchase commitments under such agreement. The commitment to purchase our common stock by the commitment parties was terminated upon the consummation of our initial public offering, and the related expenses of $6.0 million, representing the value of the commitment premium as of the issuance date, were reflected as other financing costs in fiscal 2015. There were no such expenses incurred in the prior year period.

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

We have used the Amended Sinosure Credit Facility and expect to use additional borrowings under the Korean Export Credit Facility, in addition to our operating cash flows and proceeds from past equity offerings to fund the amounts owed on our existing newbuilding commitments. We expect to use borrowing under the Korean Export Credit Facility to fund the amounts owed on the one VLCC newbuilding that has not been delivered.

We have entered into several senior secured credit facilities to fund a significant portion of the amounts owed on our newbuilding commitments. We expect to use borrowings under the Korean Export Credit Facility, in addition to our operating cash flows, to fund the amounts owed on our existing newbuilding commitments. Our ability to borrow any further amounts under the Korean Export Credit Facility is subject to various conditions and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Accordingly, there is no assurance that we will be able to borrow sufficient funds under the Korean Export Credit Facility. To the extent that such source of financing is not available on terms acceptable to us, or at all, we may also review other debt and equity financing alternatives to fund such existing commitments.

Since we entered into the Korean Export Credit Facility and the Amended Sinosure Credit Facility, appraised values of our vessels have declined significantly, which has reduced the amounts that we are permitted to borrow pursuant to the borrowing limits and conditions under these senior secured credit facilities. Any reductions in the amounts that we are permitted to borrow under our credit facilities may negatively affect our liquidity.

As of December 31, 2016, we had an aggregate amount of up to approximately $190.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions described below) for the purpose of financing future deliveries of three VLCC newbuilding vessels with remaining installment payments of $143.2 million. Subsequent to December 31, 2016, we took delivery of two VLCC newbuilding vessels. Following these deliveries, we have an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility for the purpose of financing delivery of one VLCC newbuilding vessel with remaining installment payments of $48.2 million. Based on the valuation of our vessels from appraisals of February 27, 2017, we estimate that our available borrowings under the Korean Export Credit Facility for this one future delivery will be limited to approximately $49.2 million. To the extent vessel values decline further, we estimate that our potential borrowings under the Korean Export Credit Facility would be reduced by $0.60 for each $1.00 decline in appraised value.

We are subject to various collateral maintenance, financial and other covenants under our senior secured credit facilities as further described below. Under our refinancing facility and Korean Export Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greater of (i) $50 million or (ii) 5% of our total indebtedness. Under our Amended Sinosure Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our unrestricted cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greatest of (i) $50 million, (ii) 5% of our total indebtedness and (iii) $1.5 million per vessel delivered under the Amended Sinosure Credit Facility (which was $9 million as of December 31, 2016). As of December 31, 2016, the minimum amount required under these credit facilities was $79.1 million. In addition, under our refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility, our unrestricted cash and cash equivalents must be at least $25 million. As of December 31, 2016, we are in compliance with our minimum cash balance covenants. As of that date, we had cash and cash equivalents, which included $26.9 million held in segregated debt service reserve accounts, of $94.7 million.

We are also subject to a debt service coverage ratio covenant under our Amended Sinosure Credit Facility pursuant to which our ratio of consolidated EBITDA to the aggregate scheduled principal repayments and cash interest expense for consolidated indebtedness, each as defined in the Amended Sinosure Credit Facility, must be no less than 1.10. We refer to this ratio as the “Debt Service Coverage Ratio.” As of December 31, 2016, we are in compliance with our debt service coverage ratio covenant. For the 12 month testing period, as defined in the Amended Sinosure Credit Facility, ended December 31, 2016, our Debt Service Coverage Ratio was 1.52.

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each senior secured credit facility may not be less than certain specified amounts. Under the refinancing facility, the appraised value of pledged vessels may not be less than 135% through September 3, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the senior secured credit facility. Under the Korean Export Credit Facility, the appraised value of pledged vessels may not be less than 135% through August 30, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the credit facility. Under the Amended Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of February

27, 2017, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenants as of that date if the valuation of our collateral under the refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility from appraisals of February 27, 2017 were to decline by approximately 1.1%, 5.4% and 0.3%, respectively.

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

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our current debt facilities contain cross default provisions that could be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Moreover, in the event we are in default, we will not be able to borrow additional amounts under our Korean Export Credit Facility. If we are unable to borrow under this senior secured credit facility, our ability to finance our remaining VLCC newbuilding could be materially adversely affected. If for any reason we fail to make an installment payment under our shipbuilding contracts when due, which may result in a default under our shipbuilding contracts, we would be prevented from taking delivery of the final newbuilding vessel and realizing potential revenues from this vessel, we could lose all or a portion of any payments previously paid by us in respect of this vessel and we could be liable for any additional damages resulting from a breach by us of the contracts. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on the vessel.

We believe that our current cash balance as well as operating cash flows and future borrowings under our senior secured credit facilities will be sufficient to meet our liquidity needs for the next year. See Note 14, Long-term debt, to the consolidated financial statements in Item 8 for more information relating to the shipbuilding contracts for the VLCC newbuildings.

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

Equity Issuances

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation. At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2016, $1.2 million in cash and 31,467,778 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of December 31, 2016, $3.0 thousand of cash remained in the trust account.

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

Debt Financings

Refinancing Facility.    On September 3, 2015, we entered into a term loan facility, which we refer to as the “refinancing facility,” dated as of September 3, 2015, by and among Gener8 Maritime Sub II, as borrower, Gener8 Maritime, Inc., as parent, the lenders party thereto, and Nordea Bank AB (publ), New York Branch as Facility Agent and Collateral Agent in order to refinance (i) the $508M credit facility and (ii) the $273M Credit Facility. The refinancing facility provides for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. In connection with the sale of four vessels during the year ended December 31, 2016, we repaid $60.3 million of borrowings under the refinancing facility. As of December 31, 2016, $408.3 million was outstanding under the refinancing facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 21 vessel-owning subsidiaries it owns, which we refer to as the “Gener8 Maritime Sub II vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub II vessel owning subsidiaries of substantially all their assets, and is guaranteed by Gener8 Maritime, Inc. and the Gener8 Maritime Sub II vessel owning subsidiaries. In addition, the refinancing facility is secured by a pledge of certain of our and Gener8 Maritime Sub II vessel owning subsidiaries’ respective bank accounts. As of December 31, 2016, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned five VLCCs, ten Suezmax vessels, four Aframax vessels and two Panamax vessels.

Gener8 Maritime Sub II is obligated to repay the refinancing facility in 20 consecutive quarterly installments, which commenced on December 31, 2015, on each January 15, April 15, July 15, and October 15, until it is fully repaid. Gener8 Maritime Sub II is also required to prepay the refinancing facility upon the occurrence of certain events, such as a sale of vessels held as collateral or total loss of a vessel.

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

The refinancing facility includes customary events of default and remedies for senior secured credit facilities of this nature, including an event of default if a change of control occurs. In addition to other customary events that would constitute a change of control, a change of control under the refinancing facility would occur if a change of control, as defined in any indebtedness in excess of an aggregate principal amount of $20.0 million, occurs and such indebtedness becomes due and payable prior to its stated maturity date as a result of such change of control. If we do not comply with our financial and other covenants under the refinancing facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the refinancing facility.

On December 15, 2016, we amended the refinancing facility to change the amortization payment dates under the facility.

Korean Export Credit Facility.    On September 3, 2015, we entered into a term loan facility, which we refer to as the “Korean Export Credit Facility,” dated as of August 31, 2015, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VIII Inc., referred to in this report as “Gener8 Maritime Sub VIII,” as borrower; Gener8 Maritime, Inc., as the parent guarantor; our wholly-owned subsidiary, Gener8 Maritime Sub V, as the borrower’s direct sole shareholder; the borrower’s 15 wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank AB (publ), New York Branch as facility agent; Nordea Bank AB (publ), New York Branch as security agent; The Export-Import Bank of Korea, or “KEXIM”; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by us at that time. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans, which we refer to as the “commercial tranche,” to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, a tranche of term loans, which we refer to as the “KEXIM guaranteed tranche,” to be fully guaranteed by KEXIM up to the aggregate approximate amount of up to $139.7 million, a tranche of term loans, which we refer to as the “KEXIM funded tranche,” to be made available by KEXIM up to the aggregate approximate amount of $197.4 million, and a tranche of term loans, which we refer to as the “K-Sure tranche,” insured by Korea Trade Insurance Corporation, or “K-Sure,” up to the aggregate approximate amount of $344.6 million. On October 20, 2016, we entered into an amendment to the Korean Export Credit Facility to revise the change of control provision, to reflect the terms described below.

At or around the time of delivery of each VLCC newbuilding specified in the Korean Export Credit Facility, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. We refer to such loan described under the caption “Korean Export Credit Facility” as a “vessel loan.” Each vessel loan will be allocated pro rata to each lender of the commercial tranche, KEXIM guaranteed tranche, KEXIM funded tranche and K-Sure tranche based on their commitment, other than the vessel loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which were fully funded by the lenders of the Commercial Tranche. Our ability to utilize these funds is subject to the actual delivery of the vessel. As of December 31, 2016, Gener8 Maritime Sub VIII borrowed approximately $658.6 million to fund the delivery of 12 vessels. Between January 1, 2017 and March 10, 2017, Gener8 Maritime Sub VIII borrowed an additional approximately $100.1 million to fund the delivery of two vessels.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 15 wholly-owned subsidiaries owning or intended to own vessels or newbuildings, which we refer to as the Gener8 Maritime Sub VIII vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub VIII vessel owning subsidiaries of substantially all their assets, and is guaranteed by us, Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII vessel owning subsidiaries. In addition, the Korean Export Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Sub VIII’s vessel owning subsidiaries’ respective bank accounts. As of December 31, 2016, Gener8 Maritime Sub VIII was party to a ship delivery agreement with Gener8 Maritime Subsidiary Inc. (our wholly-owned subsidiary and the party to shipbuilding contracts for the three newbuildings yet to be delivered as of December 31, 2016)

Gener8 Maritime Sub VIII is obligated to repay the commercial tranche of each vessel loan in 20 equal consecutive quarterly installment (excluding a final balloon payment equal to 2/3 of the applicable vessel loan) of such vessel loan and is obligated to repay the KEXIM guaranteed tranche, the KEXIM funded tranche and the K-Sure tranche of each vessel loan in 48 equal consecutive installments. Gener8 Maritime Sub VIII is also required to prepay vessel loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control.

A change of control will occur under the Korean Export Credit Facility if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our Board. For example, since Mr. Brocklesby is not currently a member of the Board, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control, the majority lenders may elect to declare all amounts outstanding under the vessel loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the refinancing facility.

Amended Sinosure Credit Facility. On December 1, 2015, we entered into a term loan facility, dated as of November 30, 2015, which we amended on June, 29, 2016, and which we refer to as the “Amended Sinosure Credit Facility,” by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc., as borrower, referred to in this report as “Gener8 Maritime Subsidiary VII”; Gener8 Maritime, Inc., as the parent guarantor; the borrower’s four wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A., as bookrunner; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank AB (publ), New York Branch as facility agent and security agent; The Export-Import Bank of China; the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for five VLCC newbuildings which were built at Chinese shipyards and to refinance the $60.2 million outstanding under a senior secured credit facility with Citibank, N.A, which is described in more detail below. The amendment on June 29, 2016, among other things, provided for two additional term loan tranches for purposes of financing deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The Amended Sinosure Credit Facility provided for term loans up to the aggregate approximate amount of $385.2 million. As of December 31, 2016, Gener8 Maritime Subsidiary VII borrowed approximately $340.4 million to fund the delivery of five vessels and refinanced the previously mentioned credit facility, and no further borrowings were available.

Loans under the Amended Sinosure Credit Facility were drawn down at or around the time of delivery of the applicable VLCC newbuilding, which we refer to as “delivery loans,” as well as at the time we refinanced the Citibank Facility (as defined below), which we refer to as the “refinancing loan”. We refer to each delivery loan and refinancing loan described under the caption “Amended Sinosure Credit Facility” as a “vessel loan.” Each vessel loan was allocated pro rata to each lender based on its commitments. Each vessel loan will mature on the date falling 144 months from the date of borrowing of that vessel loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Subsidiary VII, a pledge by Gener8 Maritime Subsidiary VII of its interests in its six wholly-owned subsidiaries owning or intended to own vessels or newbuildings (the “Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by us and the Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries. In addition, the Amended Sinosure Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Subsidiary VII Vessel Owning Subsidiaries’ respective bank accounts.

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

A change of control will occur under the Amended Sinosure Credit Facility if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our Board. For example, since Mr. Brocklesby is not currently a member of the Board, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control, The Export-Import Bank of China along with one other lender could elect to declare all amounts due under the vessel loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. This election may be made at any time following the occurrence of a change of control.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the refinancing facility.

Senior Notes.  On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement with affiliates of BlueMountain Capital Management, LLC which we refer to as the “note purchasers,” which has been amended from time to time. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the note purchasers for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note. A noteholder may, at any time, request that all of the principal amount owing to such noteholder be evidenced by senior notes. If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The senior notes, which are unsecured, are guaranteed by Gener8 Maritime Sub V and its subsidiaries. The Note and Guarantee Agreement provides that all proceeds of the senior notes shall be used to pay transaction costs and expenses and the remaining consideration payable in connection with the shipbuilding contracts for the 2014 acquired VLCC newbuildings or the “2014 acquired VLCC shipbuilding contracts.” See Note 14, Long-term debt, to the consolidated financial statements in Item 8 for further information regarding our 2014 acquired VLCC newbuildings.

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

On February 17, 2016, we entered into an amendment to the Note and Guarantee Agreement, which permitted us to enter into an agreement to sell, lease or otherwise dispose of any of its vessels without first obtaining consent from the note purchasers so long as immediately after the disposition, Gener8 Maritime Sub V and its subsidiaries continue to own at least five of the 2014 acquired VLCC shipbuilding contracts and/or vessels resulting therefrom. Under this amendment, we must also provide the note purchasers prompt notice after any disposition.

As of December 31, 2016, the unamortized discount on the senior notes was $4.9 million, which we amortize as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $49.6 million (including $0.8 million amortization of the discount), $15.9 million (including $0.6 million amortization of the discount) and $9.6 million (including $0.3 million amortization of the discount) during the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Rate Swap Agreements.During fiscal 2016, we entered into six interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc., including the Schedule thereto and related documentation containing customary representations, warranties and covenants. We may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in accordance with their terms in the future from time to time. See Note 9, FINANCIAL INSTRUMENTS, to the consolidated financial statements in Item 8 for more details about these interest rate swaps.

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

While we currently intend to retain future earnings, if any, for use in the operation and expansion of our business, we will evaluate the option to adopt a policy to pay cash dividends from time to time. However, any future dividend policy is subject to the discretion of the Board and restrictions under our debt instruments and under Marshall Islands law. Any determination to pay or not pay cash dividends will also depend upon then‑existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, statutory and contractual restrictions on our ability to pay dividends and other factors our board of directors may deem relevant. Any such determination will also be subject to review, modification or termination at any time and from time to time. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares), when a company is insolvent or if the payment of the dividend would render the company insolvent.

Cash and Working Capital

Our cash and cash equivalents decreased by $62.8 million to $94.7 million as of December 31, 2016 from $157.5 million as of December 31, 2015. This decrease was primarily due to payments in respect of the VLCC newbuildings of $981.0 million (including capitalized interest) and the payment of $26.0 million of deferred financing costs, partially offset by the net borrowing of $607.1 million, $86.9 million of proceeds from the sale of the Gener8 Consul, Genmar Victory, Genmar Vision and Gener8 Spyridon during the year ended December 31, 2016 and the net cash provided by operating activities during the year ended December 31, 2016 of $259.4 million.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital increased by $9.2 million to $(1.3) million as of December 31, 2016 from $(10.5) million as of December 31, 2015. This increase in working capital was due primarily to a decrease in accounts payable and accrued expenses of $99.2 million to $34.0 million as of December 31, 2016 compared to $133.2 million as of December 31, 2015, which was primarily attributable to a decrease in accrued supervision and milestone payments during fiscal 2016 as compared to the prior year period. Also contributing to the increase in working capital was an increase in Due from Navig8 pools, net of $22.7 million and an increase in assets held for sale of $13.2 million related to the sale of the Gener8 Ulysses as of December 31, 2016. The increase in working capital was partially offset by an increase in the current portion of long-term debt of $45.6 million to $181.0 million as of December 31, 2016, compared to $135.4 million as of December 31, 2015 and the inclusion of $1.6 million of current liabilities related to the interest rate swap agreements entered in the second quarter of 2016.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $258.9 million for fiscal 2016 which resulted from net income of $67.3 million, plus non-cash charges to operations of $168.8 million, including goodwill impairment and loss on disposal of vessels, and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $22.8 million, including a decrease in due from charterers and a decrease in accounts payable and other current liabilities.

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

Cash Flows from Investing Activities.  Net cash used in investing activities was $903.0 million for fiscal 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $980.6 million, partially offset by $87.0 million proceeds from the sale of the Gener8 Consul, Genmar Victory, Genmar Vision and Gener8 Spyridon during the year ended December 31, 2016.

Net cash used in investing activities was $398.9 million for the year ended December 31, 2015, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $410.0 million, payment of professional fees for the 2015 merger of $10.3 million and the 2015 merger cash consideration of $1.2 million, partially offset by the cash balance acquired upon the consummation of the 2015 merger in May 2015 of $28.9 million.

Net cash used in investing activities was $238.0 million for the year ended December 31, 2014, which consisted primarily of $255.2 million of capital spending on the 2014 acquired VLCC newbuildings and $5.5 million of capital spending on vessel improvements and other fixed assets, partially offset by net proceeds from the sales of an Aframax vessel and a Suezmax vessel of $22.7 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $581.2 million for fiscal 2016, which primarily consisted of net proceeds from borrowings of $607.1 million, partially offset by the payment of deferred financing costs of $26.0 million related to the Refinancing Facility and the Korean Export Credit Facility.

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

Capital Expenditures and Drydocking

Drydocking.  We incur expenditures to fund our drydock program of regularly scheduled in-water surveys or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Vessels which are younger than 15 years are required to undergo in‑water surveys approximately 2.5 years after a drydock and vessels are to be drydocked approximately every five years. Vessels 15 years or older are to be drydocked approximately every 2.5 years in which case the additional drydocks take the place of these in-water surveys.

During the years ended December 31, 2016 and 2015, we incurred $10.1 million and $9.3 million, respectively, of drydock related costs. We estimate that the expenditures to complete drydocks of vessels during 2017 will aggregate approximately $37.4 million, and that such vessels will be off-hire for approximately 574 days in 2017 to effect these drydocks.

For the year ending December 31, 2017, we anticipate that we will incur costs associated with in‑water intermediate surveys on two vessels, and these vessels will be off‑hire for approximately 30 days in 2017 to effect these intermediate surveys. The expenditures to complete intermediate surveys will be recorded as direct vessel operating expenses as incurred.

Capital Improvements.  During the years ended December 31, 2016 and 2015, we capitalized $9.3 million and $5.5 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2017, we have budgeted approximately $12.7 million for such projects.

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

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry‑docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2017 mentioned above includes $6.1 million for purchase of Ballast Water Management Systems equipment.

We are currently evaluating the possible installation of energy saving devices when dry‑docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2017 (excluding installation of a Ballast Water Management System) mentioned above includes approximately $6.6 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the 2015 merger, we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven VLCC newbuildings from Scorpio Tankers, Inc. During the year ended December 31, 2016, we took delivery of 15 VLCC newbuildings and we sold two VLCC’s, one Handymax and one Suezmax vessel in fiscal 2016. During the year ended December 31, 2015, we took delivery of one VLCC newbuilding. We sold one Aframax and one Suezmax vessel in fiscal 2014.

Other Commitments.  In 2004, we entered into a 15‑year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (i.e., October 1, 2020 through September 30, 2025). The monthly rental is as follows: $0.1 million per month from October 1, 2015 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to

September 30, 2025. During the years ended December 31, 2016 and 2015, we recorded approximately $1.9 million and $2.0 million, respectively of expense associated with this lease.

The following is a tabular summary of our future contractual obligations as of December 31, 2016 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Refinancing facility	$408,337	$102,084	$127,606	$178,647	$—
Korean Export Credit Facility	658,568	55,360	110,720	191,555	300,933
Sinosure Credit Facility	340,443	23,579	47,158	47,158	222,548
Interest expenses, except for senior notes (1)	281,240	52,553	89,876	63,607	75,204
Senior notes	131,600	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	115,450	—
Shipbuilding contracts for the 2015 acquired VLCC newbuildings	143,226	143,226	—	—	—
Supervision Agreements for the 2015 acquired VLCC newbuildings (2)	1,250	1,250	—	—	—
Senior officer compensation agreements (3)	12,399	3,299	4,550	4,550	—
Office Leases (4)	16,665	1,536	3,072	3,878	8,179
Corporate Administration Agreement (5)	445	445	—	—	—
Total commitments	$2,109,623	$383,332	$382,982	$736,445	$606,864

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 0.92% as of December 31, 2016, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.23% as of December 31, 2016, plus the applicable blended margin of 2.09%. Future interest payments on our Amended Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.22% as of December 31, 2016, plus the applicable margin of 2.00%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $43.0 million which has accrued as of December 31, 2016. Interest expense for the refinancing facility, Korean Export Credit Facility, and Amended Sinosure Credit Facility include estimated effects related to our interest rate swaps.

(2)

Refers to supervision agreements of each of the acquired 2015 VLCC newbuilding owning subsidiaries with Navig8 Shipmanagement Pte Ltd., which are described below under “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.—Navig8 Supervision Agreements.”

(3)

Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods. Amount in 2017 includes approximately $1.0 million of compensation expense related to granted awards of stock options pursuant to the Company’s amended 2012 Equity Incentive Plan.

(4)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(5)

Assumes termination of the Corporate Administration Agreement upon delivery of the last 2015 acquired VLCC newbuilding in the remainder of 2017. Amounts are estimates and may vary based on actual delivery.

Off‑Balance‑Sheet Arrangements

As of December 31, 2016, other than as described above, we did not have any material off‑balance‑sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S‑K.

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

REVENUE AND EXPENSE RECOGNITION—Our revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2016 and December 31, 2015, we have a reserve of approximately $1.9 million and $5.8 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. We believe that there may be unasserted claims relating to its time charters of $0.4 million and $0.5 million as of December 31, 2016 and December 31, 2015, respectively, for which we have reduced our amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2016, 2015 and 2014, we capitalized interest expense associated with vessels under construction of $27.6 million, $35.2 million and $9.0 million, respectively.

GOODWILL—We follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of December 31, 2016 and 2015 was $0 and $26.3 million, respectively. Change in vessel values during the interim period between December 31, 2015 and September 30, 2016, indicated circumstances changed that would more likely than not reduce the fair value of each reporting unit below its carrying amount. During the third quarter of 2016 and in accordance with ASC 350-20-35, we considered the continued decline in the fair value of our fleet independent valuations to be an indicator for goodwill impairment testing at the interim period. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed during the third quarter of 2016, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a goodwill impairment of $23.3 million. Additionally, during the year ended December 31, 2016, we recorded a $3.0 million goodwill write-off associated with the sale of the Genmar Victory and Genmar Vision, which were sold in August 2016.

During the year ended December 31, 2015, it was determined that there was no goodwill impairment. As of December 31, 2015, we had transferred $0.8 million of goodwill related to the Gener8 Consul to assets held for sale for the anticipated sale, which was finalized in February 2016.

IMPAIRMENT OF LONG‑LIVED ASSETS—We follow FASB ASC 360‑10, Accounting for the Impairment or Disposal of Long‑Lived Assets, which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis.

As of December 31, 2016, and in accordance with ASC 360-10, we obtained third-party independent valuations to compare to our carrying value for our long-lived assets and determine if indicators of impairment for any vessel exist for the year ended December 31, 2016. Based on the analysis performed, it was determined that the carrying value of our fleet was higher than the independent third-party valuations of our fleet. Therefore, it was determined that indicators exist for potential long-lived assets impairment for the year ended December 31, 2016. In accordance with ASC 360-10 and based on the indicator analysis mentioned above, we prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2016. Based on this analysis, which included consideration of our long-term intentions relative to our vessels, including our assessment of whether we would drydock and continue to operate our older vessels, it was determined that there was no impairment loss in 2016.

It was determined that there were no impairment indicators for the year ended December 31, 2015 and 2014. During 2015 and 2014, we did not perform such analysis to estimate the future undiscounted cash flows for each vessel due to the upward trend in vessel values and shipping rates and lack of indicators for vessel impairment during the period.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, our vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. We defer costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, amortization was $7.2 million, $5.1 million and $2.8 million, respectively. Accumulated amortization as of December 31, 2016 and 2015 was $13.9 million (net of $1.0 million write-off to assets held for sale related to the Gener8 Ulysses) and $8.8 million (net of $0.4 million write-off to assets held for sale related to the Gener8 Consul), respectively.

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

INTEREST RATE RISK MANAGEMENT—We are exposed to interest rate risk through our variable rate credit facilities. We use interest rate swaps, under which we pay a fixed rate in exchange for receiving a variable rate, to achieve a fixed rate of interest on the hedged portion of our debt in order to increase our ability to forecast interest expense. The objective of these swaps is to help to protect us against changes in borrowing rates on our current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, we designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and we have established effectiveness testing and measurement processes. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The ineffective portion of , if any, of the change in fair value of our interest rate swap agreement is required to be recognized in earnings. We elected to classify settlement payments as operating activities within the statement of cash flow.

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2016. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at December 31, 2016. The most recent compliance testing date was March 13, 2017 under such facilities for the three months ended December 31, 2016. The amount by which the carrying value at December 31, 2016 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $1.3 million to $29.3 million per vessel, with an average of $14.2 million.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$23,036
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	18,709
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	34,756
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	15,440
Gener8 Kara G (f/k/a Genmar Kara G)	2007	2007	36,019
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	15,568
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	39,039
Gener8 George T (f/k/a Genmar George T)	2007	2007	36,288
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	52,896
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	52,957
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	17,373
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	15,430
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	31,624
Gener8 Zeus	2010	2010	68,018
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	46,152
Gener8 Compatriot (f/k/a Genmar Compatriot)	2004	2008	15,094
Gener8 Companion (f/k/a Genmar Companion)	2004	2008	15,168
Gener8 Elektra (f/k/a Genmar Elektra)	2002	2008	15,305
Gener8 Daphne (f/k/a Genmar Daphne)	2002	2008	15,372
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	50,232
Gener8 Neptune	2015	2015	104,997
Gener8 Athena	2015	2015	105,874
Gener8 Strength	2015	2015	103,655
Gener8 Apollo	2016	2016	106,853
Gener8 Ares	2016	2016	107,056
Gener8 Hera	2016	2016	107,637
Gener8 Supreme	2016	2016	104,576
Gener8 Success	2016	2016	99,608
Gener8 Constantine	2016	2016	111,875
Gener8 Nautilus	2016	2016	102,828
Gener8 Andriotis	2016	2016	100,358
Gener8 Chiotis	2016	2016	101,861
Gener8 Macedon	2016	2016	105,183
Gener8 Perseus	2016	2016	111,376
Gener8 Oceanus	2016	2016	113,331
Gener8 Noble	2016	2016	106,409
Gener8 Miltiades	2016	2016	102,825
Gener8 Theseus	2016	2016	112,932

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the effect that adopting this standard will have on our consolidated financial statements and related disclosures.

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

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. We are evaluating the potential impact of this standard update on its consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the effect of adoption on its consolidated financial statements and related disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

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

Related Party Transactions

Below is a description of related party transactions during the years ended December 31, 2016, 2015 and 2014. See Note 18, Related party transactions, to the consolidated financial statements in Item 8 for more information regarding these transactions.

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

March 2014 Class B Financing. On March 21, 2014, we issued 9,000,001 shares of Class B Common Stock in a private placement for $18.50 per share, which we refer to as the “March 2014 Class B financing,” resulting in aggregate gross proceeds of approximately $166.5 million, pursuant to subscription agreements, which we refer to as the “March 2014 subscription agreements,” entered individually with certain of our existing shareholders, including (i) Oaktree, in the amount of approximately $10.0 million, (ii) Aurora, in the amount of approximately $15.0 million, (iii) BlackRock, in the aggregate amount of approximately $67.5 million, (iv) BlueMountain, in the aggregate amount of approximately $50.0 million, (v) Twin Haven in the amount of approximately $15.0 million and (vi) certain other accredited investors.

Adam Pierce, a current member of our Board, is an employee of or associated with Oaktree. Steven D. Smith, a current member of our Board, is associated with or an employee of Aurora. Ethan Auerbach, a current member of our Board, is associated with or an employee of BlueMountain. In addition, based on information filed publicly with the SEC, Oaktree, Aurora, BlueMountain and BlackRock each own greater than 5% of our outstanding common stock as of March 10, 2017. Prior to the consummation of the 2015 merger, which is described below, three members of the Board were associated with or employees of Oaktree, one member of the Board was associated with or an employee of Aurora, one member of the Board was associated with or an employee of BlackRock, one member of the Board was associated with or an employee of BlueMountain and one member of the Board was associated with or an employee of Twin Haven. In addition, Oaktree, Aurora, BlueMountain, BlackRock, and Twin Haven each owned greater than 5% of our outstanding common stock prior to the consummation of the 2015 merger.

Pursuant to the terms of the March 2014 subscription agreements, we agreed to use all or substantially all of the net proceeds of the March 2014 Class B financing for purposes of satisfying our obligations in connection with the purchase of the 2014 acquired VLCC newbuildings and the installment payments under the shipbuilding contracts for the 2014 acquired VLCC newbuildings. To the extent such net proceeds exceed the aggregate amount of such obligations, we are permitted to use the remaining net proceeds for general corporate purposes. On March 25, 2014, we used approximately $162.7 million of the proceeds of the March 2014 private placement to fund the purchase price of the entities party to the 2014 acquired VLCC newbuildings.

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement, which we refer to as the “Note and Guarantee Agreement,” with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125.0 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the

“senior notes.” See “—Liquidity and Capital Resources—Debt Financings—Senior Notes” for more information about the senior notes. One member of the Board is associated with or an employee of BlueMountain. In addition, based on information filed publicly with the SEC, BlueMountain owns greater than 5% of our outstanding common stock as of March 10, 2017.

As of December 31, 2016, the outstanding principal balance of the senior notes was $131.6 million, and the unamortized discount on the senior notes was $4.9 million, which we amortize as additional interest expense until March 28, 2020.

June 2014 Class B Financing. On June 25, 2014, we issued 1,670,000 shares of Class B Common Stock in a private placement, which we refer to as the “June 2014 Class B financing” for $18.50 per share, resulting in aggregate gross proceeds to us of approximately $30.9 million, pursuant to subscription agreements entered individually with certain accredited investor investment entities of Aurora. One member of the Board is associated with or an employee of affiliates of Aurora. In addition, based on information publicly filed with the SEC, Aurora owns greater than 5% of our outstanding common stock as of March 10, 2017.

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

At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive our shares as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2016, $3.0 thousand of cash remained in the trust account, and we could be required to deposit into the 2015 merger exchange and paying agent account additional shares pursuant to the 2015 merger agreement having a value of this amount based on a share price of $14.348 per share.

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

Adam Pierce, a current member of our Board, is an employee of or associated with Oaktree. Steven D. Smith, a current member of our Board, is associated with or an employee of Aurora. Ethan Auerbach, a current member of our Board, is associated with or an employee of BlueMountain. Dan Ilany, a current member of our Board, is associated with or an employee of Avenue. Roger Schmitz, a current member of our Board was formerly associated with or was an employee of Monarch.

Nicolas Busch, who is a member of our Board, is a director and minority beneficial owner of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 10, 2017.

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

2015 Warrant Agreement.  In connection with the 2015 merger we entered into an amended and restated warrant agreement with Navig8 Limited. We refer to this agreement as the “2015 warrant agreement” and to Navig8 Limited or the subsequent transferee as the “2015 warrantholder.” Under the 2015 warrant agreement, 1,600,000 warrants that had, prior to the 2015 merger, provided the 2015 warrantholder the right to purchase 1,600,000 shares of Navig8 Crude’s common stock at $10 per share were converted into warrants entitling the 2015 warrantholder to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. We refer to these warrants as the “2015 warrants.” The 2015 warrants expired on March 31, 2016.

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

2015 Equity Purchase Agreement. On February 24, 2015, we entered into an equity purchase agreement with Navig8 Crude, Avenue, BlackRock, BlueMountain, Monarch, Oaktree, Twin Haven and/or their respective affiliates. We refer to this agreement as the “2015 equity purchase agreement.” In April 2015, certain other accredited investors, including Navig8 Limited, became parties to the 2015 equity purchase agreement through the execution of joinders thereto. We refer to both the original and subsequent signatories to the 2015 equity purchase agreement as the “2015 commitment parties.” Under the 2015 equity purchase agreement, we had the option to sell an aggregate of up to $125.0 million of shares of our common stock in up to three tranches to the 2015 commitment parties at a price of $12.9 per share. We refer to the right we had to exercise our option and require that the parties purchase these shares as the “2015 purchase commitment.” The 2015 purchase commitment terminated upon the consummation of our initial public offering. See above for more information regarding the relationship between Avenue, BlueMountain, Monarch Oaktree, BlackRock, Twin Haven and us.

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

As of the date of this report, all of the members of our Board of Directors were originally elected pursuant to the terms of the 2015 shareholders agreement. See above for more information regarding the relationship between Avenue, BlueMountain, Monarch, Oaktree, BlackRock, Twin Haven and us.

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

Related Party Transactions of Navig8 Crude Tankers, Inc.

Navig8 Group consists of Navig8 Limited and all of its subsidiaries including, without limitation, Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels, Inc. Nicolas Busch, a member of our Board, is a director and minority beneficial owner of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 10, 2017. In connection with the 2015 merger, we acquired Navig8 Crude, which at the time of the merger was an affiliate of Navig8 Limited and was a party to 14 VLCC shipbuilding contracts.

During the year ended December 31, 2015, we transitioned the majority of our vessels to the Navig8 commercial crude tanker pools. As of December 31, 2016, we employed all of our VLCC, Suezmax and Aframax vessels in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method, as more fully described below. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.”

VL8 Pool Agreements. Pursuant to pool agreements our VLCC vessel and newbuilding owning subsidiaries have entered into with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 Pool, VL8 Pool Inc. divides the revenue of vessels operating in the VL8 Pool between all the pool participants. These pool agreements were originally entered into by the 14 newbuilding‑owning subsidiaries we acquired in the 2015 merger. Since then, each of our VLCC newbuilding or vessel owning subsidiaries, including subsidiaries into which vessels are expected to be delivered, have entered into a pool agreement with VL8 Pool Inc. Revenues are shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The VL8 Pool’s legal entity is VL8 Pool Inc. Commercial management for the VL8 Pool is carried out by VL8 Management Inc. In its role as the VL8 Pool pool operator, VL8 Pool Inc. acts as the time charterer of the vessels in the VL8 Pool and enters these vessels into employment contracts such as voyage charters. VL8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow VL8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

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

has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after 10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of VL8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving ninety (90) days’ notice in writing to the other (plus or minus 30 days at the option of VL8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of VL8 Pool Inc. if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. VL8 Pool Inc. incurs a commercial management fee equal to 1.25% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if VL8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are currently required to provide working capital of $1.0 million to VL8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from VL8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to VL8 Pool Inc.; and (d) VL8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of VL8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and VL8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See  Note 16, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the VL8 pool.

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

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Suezmax vessel‑owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the Suez8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of V8 Pool Inc. if there is a firm sale to a third party or if otherwise agreed to with V8 Pool Inc.) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. V8 Pool Inc. incurs a commercial management fee equal to 1.25% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $0.9 million to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See Note 16, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the Suez8 pool.

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

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Aframax vessel‑owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) the relevant vessel-owning subsidiary is subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the V8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of an initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of V8 Pool Inc. if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. V8 Pool Inc. incurs a commercial management fee equal to 2.0% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $250 per day per vessel.

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $0.7 million to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

See Note 16, Vessel pool arrangements, to the consolidated financial statements in Item 8 for more information regarding net pool distributions and other payments in respect of the V8 pool.

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

Technical Management Agreements. Pursuant to technical management agreements by and between Navig8 Shipmanagement and Gener8 Subsidiary's 14 newbuilding-owning subsidiaries, Navig8 Shipmanagement has agreed to provide technical management services for these vessels, once delivered, including but not limited to arranging for and managing crews, vessel maintenance, provision of supplies, spares, victuals and lubricating oils, dry-docking, repairs, insurance, maintaining regulatory and classification society compliance, and providing technical support. In accordance with the technical management agreements, Gener8 Subsidiary's vessel-owning subsidiaries will pay Navig8 Shipmanagement an annual fee of $0.2 million (payable at a daily rate of $500.00 per day), per vessel. The technical management agreements are generally consistent with industry standard and include a liability cap for Navig8 Shipmanagement of ten times the annual management fee. However, for the 2015 acquired VLCC newbuildings that has been delivered to us, we have entered into agreements with third-party technical managers, and we currently do not intend to utilize the technical management agreements with Navig8 Shipmanagement upon delivery of the remaining 2015 acquired VLCC newbuildings. The agreements with Navig8 Shipmanagement may be terminated upon two months' written notice.

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

Nave Quasar Time Charter. On January 15, 2014, Navig8 Crude, (renamed Gener8 Subsidiary) entered into a time charter party with Navig8 Inc., or “N8I,” a subsidiary of Navig8 Limited, relating to the Nave Quasar for a charter period of twelve or twenty-four months. In March 2016, this time charter expired and we re-delivered the Nave Quasar to the owner.

Other Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, we incurred office expenses totaling approximately $7 thousand, $7 thousand and $11 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of our Board and Chief Executive Officer. As of December 31, 2016 and 2015, a balance due from Mr. Georgiopoulos of approximately $4 thousand and $7 thousand, respectively, remains outstanding.

We incurred fees for legal services aggregating $0.1 million during the year ended December 2014, due to the father of Mr. Georgiopoulos. As of December 31, 2016 and 2015, there was no balance due to the father of Mr. Georgiopoulos.

We incurred certain business, travel, and entertainment costs totaling $0.1 million, during each of the years ended December 31, 2016, 2015 and 2014,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. During such periods, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of December 31, 2016 and 2015, a balance due from Genco of $0 and $8 thousand, respectively, remains outstanding. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco.

During the year ended December 31, 2014, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $84 thousand based on actual time spent by the employees.  No such services were provided during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, no balance remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to our vessels aggregating $5.2 million, $8.2 million and $17.1 million, during the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, a balance of $1.0 million and $0.8 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, our Chief Operating Officer is on the board of directors of Aegean. As of December 31, 2016 and 2015, no balance was outstanding. In addition, we provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during each of the years ended December 31, 2016, 2015 and 2014, for $0.2 million. As of December 31, 2016 and 2015, a balance of $0 and $4 thousand, respectively, was outstanding.

We provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $72 thousand, $60 thousand and $45 thousand, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of December 31, 2016 and 2015, $0.1 thousand and $0 remained outstanding, respectively.

During 2013, we assigned certain payments associated with bunker supply contracts with third‑party vendors amounting to $20,364 to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One of the members of our Board is employed by Oaktree Capital Management, L.P. Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P. The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $0, $1.0 million and $3.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively, and this amount is included in Voyage expenses on the consolidated statement of operations. As of December 31, 2016 and 2015, there was no balance due to Oaktree Principal Bunker Holdings Ltd.

We purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $0, $6.5 million and $8.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and December 31, 2015, there was no balance due to Integr8 Fuels Inc.

Amounts due from the related parties described above as of December 31, 2016 and 2015 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2016 and 2015 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2016 and 2015, we had $1.6 billion and $1.0 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of December 31, 2015, we were not party to any interest rate swaps.

During the year ended December 31, 2016, we entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $1.4 billion as of December 31, 2016, and a maximum aggregate amount of approximately $1.5 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.797% to 4.758%. These interest rate swap transactions have effective dates ranging from May 31, 2016 to June 30, 2016. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $345.9 million of our outstanding floating rate indebtedness as of December 31, 2016 that is not hedged by approximately $3.5 million during the year ended December 31, 2016.

Our anticipated draws under the Korean Export Credit Facility are expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by the interest rate swap transactions we entered into in 2016.

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

COMMODITY RISK

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

During the year ended December 31, 2016, fuel costs amounted to approximately 52.1% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.6 million for the year ended December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENER8 MARITIME, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Gener8 Maritime, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Gener8 Maritime, Inc. and subsidiaries (the "Company") as of December 3 l, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gener8 Maritime, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 13, 2017

Item 8. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

DECEMBER 31, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,681	$157,535
Due from charterers, net	2,048	13,611
Due from Navig8 pools, net	60,750	38,086
Assets held for sale	30,195	16,999
Prepaid expenses and other current assets	27,611	31,897
Total current assets	215,285	258,128
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $197,521 and $147,129, respectively	2,523,710	1,086,877
Vessels under construction	177,133	911,017
Other fixed assets, net	4,430	4,664
Deferred drydock costs, net	12,714	17,875
Working capital at Navig8 pools	33,100	26,000
Restricted cash	1,457	1,425
Goodwill	—	26,291
Derivative financial instruments	19,585	—
Other noncurrent assets	5,255	57,469
Total noncurrent assets	2,777,384	2,131,618
TOTAL ASSETS	$2,992,669	$2,389,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,991	$133,248
Long-term debt, current portion	181,023	135,367
Derivative financial instruments	1,552	—
Total current liabilities	216,566	268,615
NONCURRENT LIABILITIES:
Long-term debt	1,400,928	821,687
Less unamortized discount and debt financing costs	(63,146)	(48,964)
Long-term debt less unamortized discount and debt financing costs	1,337,782	772,723
Other noncurrent liabilities	910	647
Total noncurrent liabilities	1,338,692	773,370
TOTAL LIABILITIES	1,555,258	1,041,985
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,960,194 shares at December 31, 2016 and 82,679,922 shares at December 31, 2015	830	827
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2016 and 2015	—	—
Paid-in capital	1,515,362	1,509,688
Accumulated deficit	(96,115)	(163,421)
Accumulated other comprehensive income / (loss)	17,334	667
Total shareholders’ equity	1,437,411	1,347,761
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,992,669	$2,389,746

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	For the Years
	Ended December 31,
	2016	2015	2014
VOYAGE REVENUES:
Navig8 pool revenues	$368,889	$149,642	$—
Time charter revenues	9,278	28,707	10,894
Spot charter revenues	26,455	251,584	381,515
Total voyage revenues	404,622	429,933	392,409

OPERATING EXPENSES:
Voyage expenses	12,490	95,306	239,906
Direct vessel operating expenses	107,308	85,521	84,209
Navig8 charterhire expenses	3,059	11,324	—
General and administrative	27,844	36,379	22,418
Depreciation and amortization	87,191	47,572	46,118
Goodwill impairment	23,297	—	2,099
Loss on impairment of vessels held for sale	—	520	—
Goodwill write-off for sales of vessels	2,994	—	1,249
Loss on disposal of vessels, net	24,169	805	8,729
Closing of Portugal office	—	507	5,123

Total operating expenses	288,352	277,934	409,851

OPERATING INCOME / (LOSS)	116,270	151,999	(17,442)

OTHER EXPENSES:
Interest expense, net	(49,627)	(15,982)	(29,849)
Other financing costs	(7)	(6,044)	—
Other income (expense), net	670	(404)	207
Total other expenses	(48,964)	(22,430)	(29,642)
NET INCOME / (LOSS)	$67,306	$129,569	$(47,084)

INCOME / (LOSS) PER COMMON SHARE:
Basic	$0.81	$2.06	$(1.54)
Diluted	$0.81	$2.05	$(1.54)

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2016	2015	2014

Net income / (loss)	$67,306	$129,569	$(47,084)
Other comprehensive (loss) / income:
Amount recognized in other comprehensive loss on derivative	14,642	—	—
Amount recognized in net income / (loss) on derivative	2,692	—	—
Gain on liquidation of foreign subsidiaries included in net income	(730)	—	—
Foreign currency translation adjustments	63	338	190
Comprehensive income / (loss)	$83,973	$129,907	$(46,894)

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(DOLLARS IN THOUSANDS)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income / (Loss)	Equity
Balance as of January 1, 2014	$226	$611,231	$(245,906)	$139	$365,690
Net loss	—	—	(47,084)	—	(47,084)
Foreign currency translation adjustments	—	—	—	190	190
Issuance of 10,688,828 shares of Class B common stock	107	197,031	—	—	197,138
Amortization of stock based compensation	—	1,215	—	—	1,215
Balance as of December 31, 2014	$333	$809,477	$(292,990)	$329	$517,149
Net income	—	—	129,569	—	129,569
Foreign currency translation adjustments	—	—	—	338	338
Issuance of 31,465,989 shares of common stock to acquire 2015 Acquired VLCC Newbuildings	314	464,282	—	—	464,596
Issuance of 483,970 shares of common stock for share purchase commitment	5	6,035	—	—	6,040
Issuance of 15,000,000 shares of common stock for initial public offering, net of fees	150	189,657	—	—	189,807
Issuance of 574,546 shares of common stock for vested 2015 restricted stock units	6	(6)	—	—	—
Issuance of 1,882,223 shares of common stock for exercise of over-allotment option	19	24,619	—	—	24,638
Stock based compensation	—	12,243	—	—	12,243
Issuance of 2015 warrants	—	3,381	—	—	3,381
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	67,306	—	67,306
Issuance of common stock	—	26	—	—	26
Issuance of 278,483 shares of common stock for vested 2016 restricted stock units	3	(3)	—	—	—
Amount recognized in other comprehensive income / (loss) on derivative	—	—	—	14,642	14,642
Amount recognized in net income / (loss) on derivative	—	—	—	2,692	2,692
Gain on liquidation of foreign subsidiaries included in net income	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	5,651	—	—	5,651
Balance as of December 31, 2016	$830	$1,515,362	$(96,115)	$17,334	$1,437,411

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$67,306	$129,569	$(47,084)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of vessels, net	24,169	805	8,729
Goodwill impairment	23,297	—	2,099
Goodwill write-off for sales of vessels	2,994	—	1,249
Loss on impairment of vessels held for sale	—	520	—
Payment-in-kind interest expense	17,776	5,220	7,354
Depreciation and amortization	87,191	47,572	46,118
Amortization of fair value of related-party chartered-in vessel	427	2,610	—
Amortization of deferred financing costs and senior notes	11,792	3,294	737
Write-off of commitment premium shares	—	6,040	—
Net unrealized gain on derivative financial instrument	(699)	—	—
Stock-based compensation expense	5,651	12,243	1,215
Provision for bad debts	(3,814)	3,764	1,990
Changes in assets and liabilities:
Decrease (increase) in due from charterers	15,377	32,633	(6,388)
Increase in due from Navig8 pools	(22,664)	(36,209)	—
Decrease in prepaid expenses and other current and noncurrent assets	53,094	18,880	10,960
Increase in working capital at Navig8 pools	(7,100)	(26,000)	—
Decrease in accounts payable and other current and noncurrent liabilities	(5,779)	(35,731)	(25,989)
Deferred drydock costs incurred	(10,086)	(9,321)	(12,787)
Net cash provided by (used in) operating activities	258,932	155,889	(11,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(963,675)	(389,958)	(248,623)
Payment of professional fees for 2015 merger	—	(10,295)	—
Payment of capitalized interest	(16,881)	(20,016)	(6,629)
Proceeds from sale of vessels	86,897	—	22,703
Cash at Navig8 Crude upon merger	—	28,876	—
Deposit of cash merger consideration	—	(1,187)	—
Restricted cash	—	(765)	—
Purchase of vessel improvements and other fixed assets	(9,300)	(5,513)	(5,470)
Net cash used in investing activities	(902,959)	(398,858)	(238,019)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities and senior notes	794,175	829,892	125,020
Repayments of credit facilities	(187,054)	(746,747)	(21,371)
Proceeds from issuance of common stock	26	236,351	197,743
Payment of underwriters' commission	—	(15,363)	—
Payment of common stock issuance costs	—	(6,543)	(1,621)
Deferred financing costs paid	(25,974)	(44,727)	(354)
Net cash provided by financing activities	581,173	252,863	299,417
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	338	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(62,854)	10,232	49,596
CASH AND CASH EQUIVALENTS, beginning of period	157,535	147,303	97,707
CASH AND CASH EQUIVALENTS, end of period	$94,681	$157,535	$147,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$30,418	$9,240	$22,157

See notes to consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, unless otherwise indicated, EXCEPT PER SHARE, PER DAY AND PER TON DATA)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company,” “We” or “Our”) provides international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at December 31, 2016 consisted of 42 tankers, 23 Very Large Crude Carriers (“VLCCs”), 10 Suezmax tankers, 4 Aframax tankers and 2 Panamax tankers and 3 newbuilding VLCCs under construction. The Company operates its business in one reportable segment, which is the transportation of international seaborne crude oil and petroleum products.

On June 30, 2015, the Company completed its Initial Public Offering (“IPO”) of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210.0 million. After underwriting commissions, the Company received net proceeds of $196.4 million. On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26.4 million and net proceeds of $24.6 million after underwriting commissions and other registration expenses. Additionally, the Company incurred $6.5 million of issuance costs.

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

The Company employs all of its VLCC, Suezmax and Aframax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool, respectively. In 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited.

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

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2016 and December 31, 2015, the Company has a reserve of approximately $1.9 million and $5.8 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $0.4 million and $0.5 million as of December 31, 2016 and December 31, 2015, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS, NET—Vessels, net is stated at cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. The Company estimates residual value of its vessels to be $325/LWT (light weight ton). Depreciation expense of vessel assets for the years ended December 31, 2016, 2015 and 2014 totaled $79.1 million, $41.6 million and $42.4 million, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels and vessel equipment. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

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

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest expense associated with vessels under construction of $27.6 million, $35.2 million and $9.0 million, respectively.

OTHER FIXED ASSETS, NET— Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

REPLACEMENTS, RENEWALS AND BETTERMENTS— The Company capitalizes and depreciates the costs of significant replacements, renewals and betterments to its vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on management’s judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. Costs that are not capitalized are written off as a component of direct vessel operating expense during the period incurred. Expenditures for routine maintenance and repairs are expensed as incurred.

GOODWILL—The Company follows the provisions of FASB ASC 350-20-35, Intangibles—Goodwill and Other. This statement requires that goodwill and intangible assets with indefinite lives be tested for impairment at least annually or when there is a triggering event and written down with a charge to operations when the carrying amount of the reporting unit that includes goodwill exceeds the estimated fair value of the reporting unit. If the carrying value of the goodwill exceeds the reporting unit’s implied goodwill, such excess must be written off. Goodwill as of December 31, 2016 and 2015 was $0 and $26.3 million, respectively. Change in vessel values during the interim period between December 31, 2015 and September 30, 2016, indicated circumstances changed that would more likely than not reduce the fair value of each reporting unit below its carrying amount. During the third quarter of 2016 and in accordance with

ASC 350-20-35, the Company considered the continued decline in the fair value of the Company’s fleet independent valuations to be an indicator for goodwill impairment testing at the interim period. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed during the third quarter of 2016, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a goodwill impairment of $23.3 million. Additionally, during the year ended December 31, 2016, the Company recorded a $3.0 million goodwill write-off associated with the sale of the Genmar Victory and Genmar Vision, which were sold in August 2016.

During the year ended December 31, 2015, it was determined that there was no goodwill impairment. As of December 31, 2015, the Company transferred $0.8 million of goodwill, related to Gener8 Consul, to assets held for sale for the anticipated sale, which was finalized in February 2016.

IMPAIRMENT OF LONG‑LIVED ASSETS—The Company follows FASB ASC 360‑10, Accounting for the Impairment or Disposal of Long‑Lived Assets, which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis.

As of December 31, 2016, and in accordance with ASC 360-10, the Company obtained third-party independent valuations to compare to the Company’s carrying value for its long-lived assets and determine if indicators of impairment for any vessel exist for the year ended December 31, 2016. Based on the analysis performed, it was determined that the carrying value of the Company’s fleet was higher than the independent third-party valuations of the Company’s fleet. Therefore, it was determined that indicators exist for potential long-lived assets impairment for the year ended December 31, 2016. In accordance with ASC 360-10 and based on the indicator analysis mentioned above, the Company prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2016. Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to operate its older vessels, it was determined that there was no impairment loss in 2016.

It was determined that there were no impairment indicators for the year ended December 31, 2015 and 2014. During 2015 and 2014, the Company did not perform such analysis to estimate the future undiscounted cash flows for each vessel due to the upward trend in vessel values and shipping rates and lack of indicators for vessel impairment during the period.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, amortization was $7.2 million, $5.1 million and $2.8 million, respectively. Accumulated amortization as of December 31, 2016 and 2015 was $13.9 million (net of $1.0 million write-off to assets held for sale related to the Gener8 Ulysses) and $8.8 million (net of $0.4 million write-off to assets held for sale related to the Gener8 Consul), respectively.

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

DEFERRED FINANCING COSTS, NET—Deferred financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense. Amortization for the years ended December 31, 2016 2015, and 2014 was $11.3 million, $3.3 million and $0.7 million, respectively. During the year ended December 31, 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, which resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

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

INTEREST RATE RISK MANAGEMENT—The Company is exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a variable rate, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and the Company has established effectiveness testing and measurement processes. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective gains/losses are captured in a component of accumulated other comprehensive income (“OCI”) until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap agreement is required to be recognized in earnings. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See Note 9, Financial Instruments, additional disclosures on the Company’s interest rate swaps.

NET INCOME (LOSS) PER SHARE— Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of the Company’s Senior Notes, the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2016 and 2015 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. During the year ended December 31, 2016, the Company placed the majority of its vessels in the Navig8 Group commercial vessel pools (for further details, see Note 18, related party transactions). As a result, a significant portion of the Company’s shipping revenue were derived from these pools during this period. With respect to accounts receivable from spot voyage charters, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. During the year ended December 31, 2016 and 2015, the Company earned approximately 91.2% and 34.8%, respectively from Navig8 Group pools. During the years ended December 31, 2014, the Company earned 15.2%, of its revenues from one customer.

The Company maintains substantially all of its cash and cash equivalents with one financial institution. None of the Company’s cash balances are covered by insurance in the event of default by our financial institution.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statements of operations as components of other expense, net in the consolidated statements of operations.

TAXES—The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to voyages that do not begin or end in the U.S. The Company is generally not subject to state and local income taxation. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes. As a result of change in ownership of the Company, effective May 17, 2012, the Company no longer qualified for an exemption pursuant to Section 883 of the Code, making the Company subject to U.S. federal tax on its shipping income that is derived from voyages that begin or end in the U.S., retroactive to the beginning of 2012. As a result of the Company’s IPO, the Company in 2015 was again exempt from U.S. federal tax on all of its shipping income (including income attributable to voyages that begin or end in the U.S.). During 2014, the Company recorded gross transportation tax of $1.2 million, as a component of voyage expenses.

2. COMMON STOCK

At the closing of the 2015 merger, the Company deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of the Company’s common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% or less of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive shares of the Company as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares and 232,819 additional shares were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to the Company from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received shares of the Company as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2016, $1.2 million in cash and 31,467,778 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of December 31, 2016, $3.0 thousand of cash remained in the trust account.

On June 30, 2015, the Company completed its IPO of 15,000,000 shares at $14.00 per share, which resulted in gross proceeds of $210.0 million. After underwriting commissions, the Company received net proceeds of $196.4 million. On July 17, 2015, following the exercise by the underwriters of the IPO of their over-allotment option to purchase 1,882,223 shares of common stock at the public offering price of $14.00 per share, the Company closed the issuance and sale of such shares, resulting in additional gross proceeds of $26.4 million and net proceeds of $24.6 million after underwriting commissions and other registration expenses. Additionally, the Company incurred $6.5 million of issuance costs during the year ended December 31, 2015.

3. GOODWILL

	Goodwill	Accumulated impairment losses	Net
Amounts in thousands

Balance as of December 31, 2014	$118,256	$(91,125)	$27,131
Transfer to assets held for sale	(840)	—	(840)
Balance as of December 31, 2015	$117,416	$(91,125)	$26,291
Write-off related to sale of vessels	(2,994)	—	(2,994)
Impairment loss	—	(23,297)	(23,297)
Balance as of December 31, 2016	$114,422	$(114,422)	$—

FASB ASC 350-20-35, Intangibles—Goodwill and Other, bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (those units are referred to as reporting units). A reporting unit is an operating segment as defined in FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. The Company’s current operations are principally managed on a vessel class basis. Each of the Company’s vessel classes serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. The Company has identified the reporting unit to be at the vessel class level.

The reporting structure is aligned to the internal management reporting presented to the chief operating decision maker.

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

During the year ended December 31, 2016, change in vessel values during the interim period between December 31, 2015 and September 30, 2016, indicated circumstances changed that would more likely than not reduce the fair value of each reporting unit below its carrying amount. At September 30, 2016 and in accordance with ASC 350-20-35, the Company considered the continued decline in the fair value of the Company’s fleet independent valuations to be an indicators for goodwill impairment testing. Accordingly, at September 30, 2016, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off at September 30, 2016 of $23.3 million. Additionally, during the year ended December 31, 2016, the Company recorded a $3.0 million goodwill write-off associated with the sales of Genmar Victory and Genmar Vision, which were sold in August 2016.

During the year ended December 31, 2015, it was determined that the fair value for each reporting unit was higher than the carrying value and therefore no goodwill impairment was recorded during the year ended December 31, 2015. Additionally, during the year ended December 31, 2015, the Company transferred $0.8 million of goodwill, related to the Gener8 Consul, to Assets held for sale in the consolidated balance sheet. See Note 5, Assets held for sale.

During the year ended December 31, 2014, the Company recorded a goodwill impairment charge of $2.1 million to goodwill. Additionally, goodwill associated with one Suezmax vessel, which was sold in July 2014, of $1.2 million was written-off during the year ended December 31, 2014.

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

The reconciliation of basic to diluted income (loss) per common share was as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
			Class A	Class B
Basic net income / (loss) per share:
Numerator:
Net Income / (Loss)	$67,306	$129,569	$(17,402)	$(29,682)
Denominator:
Weighted-average shares outstanding, basic	82,705	62,779	11,270	19,223

Basic net income / (loss) per share	$0.81	$2.06	$(1.54)	$(1.54)

Diluted net income / (loss) per share:
Numerator:
Net Income / (Loss)	$67,306	$129,569	$(17,402)	$(29,682)
Reallocation of net loss as a result of assumed conversion of Class B to Class A shares, diluted	—	—	(29,682)	—
Net Income / (Loss), diluted	67,306	129,569	(47,084)	(29,682)
Denominator:
Weighted-average shares outstanding, basic	82,705	62,779	11,270	19,223
Add:
Restricted stock units	—	334	—	—
Assumed conversion of Class B to Class A shares	—	—	19,223	—
Weighted-average shares outstanding, diluted	82,705	63,113	30,493	19,223

Diluted net income / (loss) per share	$0.81	$2.05	$(1.54)	$(1.54)

On May 7, 2015, all shares of Class A Common Stock and Class B Common Stock were converted on a one-to-one basis to a single class of common stock. Options to purchase 343,662 shares of Class A Common Stock were excluded from the above calculation for the years ended December 31, 2016, 2015 and 2014, because the impact is anti-dilutive. Options to purchase 309,296 shares of common stock were excluded from the above calculation for the years ended December 31, 2016, 2015 and 2014, because the impact is anti-dilutive. Warrants to purchase 1,431,520 shares (1,600,000 warrants converted at 0.8947 shares) of new common stock and options to purchase 13,420 shares of new common stock were excluded from the above calculation for the years ended December 31, 2016 and 2015, because certain market conditions have not been met. As a result of the conversion in 2015, and that both Class A Common Stock and Class B Common Stock had equal rights to earnings and losses, the 2015 presentation of net income per share combines Class A Common Stock, Class B Common Stock and new common stock.

Additionally, on June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will generally vest in tranches on December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. Since June 24, 2015 and as of December 31, 2015, 44,919 RSUs were forfeited and 953,279 shares are remaining to be issued in future years, following the vesting date for each increment. As of December 31, 2016, 44,919 RSUs were forfeited and 635,518 shares are remaining to be issued in future years, following the vesting date for each increment.

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs, which were valued at $6.26 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the RSU’s grant date, subject to continued service with the Company through the applicable vesting date.

The RSUs granted in June 2015 and September 2016 were excluded in determining the diluted net income / (loss) per share for the year ended December 31, 2016, because the impact is anti-dilutive.

5. ASSETS HELD FOR SALE

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets - held for sale, in the consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, to $30.2 million in the consolidated balance sheet. As a result of the expected sale in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, in the 2016 consolidated statement of operations. The Gener8 Ulysses vessel was subsequently sold during the first quarter of 2017. See Note 22, Subsequent events.

On December 30 2015, the Company entered into an agreement to sell the 2004-built MR tanker the Gener8 Consul for $17.5 million, gross proceeds. The transaction closed in the first quarter of 2016, resulting in proceeds (net of selling expenses) of $17.0 million. As a result of the expected sale in 2016, the Company recorded a loss of $0.5 million as Loss on impairment of vessels held for sale, in the 2015 consolidated statement of operations.

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

The Company follows the guidance of FASB, ASC, Topic 805, Business Combinations. Pursuant to this, the Company accounted for the 2015 merger as an asset acquisition after considering the following factors:

i)

Navig8 Crude’s assets at the date of the merger consisted almost exclusively of contracts for 14 VLCC newbuildings under construction and cash. The primary purpose for the merger was to acquire these newbuildings for the Company’s fleet. Delivery of these newbuildings is scheduled to occur over a period which began in the third quarter of 2015 and ending in the first quarter of 2017, and thus these newbuildings have had no operating history. The sole operating activities of Navig8 Crude since its inception were the chartering in of two vessels from a related party and the chartering out of such vessels to Navig8 Crude’s former sponsor’s VL8 pool. Navig8 Crude does not own the vessels, the vessels are not being acquired as part of the merger, and Navig8 Crude did not perform any of the processes relative to these vessels, as they were commercially managed by the VL8 pool and technical management was the responsibility of the vessels’ owner. One of these charters was a six month charter that terminated on July 9, 2014, well before the merger, and the other expired in March 2016 with no option to renew. The Company does not consider the prior activity to be significant.

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

The assets acquired through the 2015 merger primarily included 14 newbuilding VLCC vessels under construction, one time chartered-in VLCC vessel which expired in March 2016, and cash and cash equivalents. These assets were recorded on May 7, 2015 at cost, which approximates fair value, and the common stock issued on such date for the benefit of Navig8 Crude’s former shareholders was recorded based on costs of net assets acquired.

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

7. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued but unpaid milestone and supervision payments of $4.9 million and $106.0 million as of December 31, 2016 and 2015, respectively. Capitalized interest amounted to $27.6 million for the year ended December 31, 2016, out of which, $10.7 million has not been paid out as of December 31, 2016 ($0.5 million is included in Accounts payable and accrued expenses and $10.2 million, primarily representing paid-in-kind (“PIK”) interest, is included in Long‑term debt in the consolidated balance sheet). Capitalized interest amounted to $35.2 million for the year ended December 31, 2015, out of which, $15.0 million has not been paid out as of December 31, 2015 ($1.0 million is included in Accounts payable and accrued expenses and $14.0 million, primarily representing PIK interest, is included in Long‑term debt in the consolidated balance sheet). As of December 31, 2015, the Company also excluded from financing activities $60.9 million of recorded debt, related to the delivery of the Gener8 Apollo. Such debt was funded by the Company’s bank into an escrow account prior to December 31, 2015. As such, $9.0 million, which was transferred to the Company in January 2016, is recorded as a component of prepaid expenses and other current assets, and $51.9 million, which was funded to the shipyard in January 2016, is recorded as escrow deposits as a component of other assets. The Gener8 Apollo was delivered on January 6, 2016.

Also excluded from investing and financing activities are the issuances of 31,465,989 shares of common stock related to the 2015 merger and 483,970 shares of common stock issued as a commitment premium paid to the commitment parties under the equity purchase agreement entered into in connection with the 2015 merger valued at $6.0 million. Such amount was expensed as Other financing costs in 2015 when the equity purchase commitment expired.

8. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the year ended December 31, 2016, the Company took delivery of the following 2016-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

		Borrowings to
Vessel Name	Date of Delivery	Fund Vessel's Delivery (1)	Credit Facility
		(Dollars in thousands)
Gener8 Apollo	January 5, 2016	$60,819	Korean Export Credit Facility
Gener8 Supreme	January 6, 2016	62,563	Amended Sinosure Credit Facility
Gener8 Ares	January 22, 2016	61,128	Korean Export Credit Facility
Gener8 Hera	February 24, 2016	60,511	Korean Export Credit Facility
Gener8 Success	March 22, 2016	59,881	Amended Sinosure Credit Facility
Gener8 Nautilus	April 20, 2016	59,739	Korean Export Credit Facility
Gener8 Andriotis	May 12, 2016	60,450	Amended Sinosure Credit Facility
Gener8 Constantine	June 27, 2016	57,423	Korean Export Credit Facility
Gener8 Chiotis	August 18, 2016	54,600	Amended Sinosure Credit Facility
Gener8 Macedon	August 30, 2016	53,101	Korean Export Credit Facility
Gener8 Perseus	September 9, 2016	53,410	Korean Export Credit Facility
Gener8 Oceanus	September 12, 2016	53,410	Korean Export Credit Facility
Gener8 Miltiades	October 25, 2016	53,300	Amended Sinosure Credit Facility
Gener8 Noble	November 7, 2016	52,484	Korean Export Credit Facility
Gener8 Theseus	November 28, 2016	52,175	Korean Export Credit Facility

(1)

Amounts reflect the borrowings incurred under the Korean Export Credit Facility or the Amended Sinosure Credit Facility to fund the delivery of the indicated newbuilding. For more information see Note 14, LONG-TERM DEBT.

Disposal of Vessels

On December 5, 2016, the Company entered into an agreement for the sale of the 2000-built Suezmax tanker Gener8 Spyridon for $13.9 million in gross proceeds. On December 19, 2016 the sale was finalized and the Company recorded a net loss of $7.1 million, which is included in Loss on vessel disposal, net on the consolidated statement of operations. The Company used the net proceeds to repay $11.7 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 8, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million in gross proceeds. On August 25, 2016 the sale was finalized and the Company recorded a net loss of $7.3 million, which is included in Loss on vessel disposal, net on the consolidated statement of operations. The Company used the net proceeds to repay $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 22, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million in gross proceeds. On August 5, 2016 the sale was finalized and the Company recorded a net loss of approximately $3.2 million, which is included in Loss on vessel disposal, net on the consolidated statement of operations. The Company used the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul for $17.5 million, gross proceeds. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed. The Company recorded a loss of $0.5 million as loss on impairment of vessels held for sale in the consolidated statement of operations during the year ended December 31, 2015.

On June 24, 2014, the Company entered into an agreement to sell the 1999-built Suezmax tanker Genmar Hope for $15.0 million in gross proceeds. During the year ended December 31, 2014, the sale was finalized and the Company recorded a net loss of $6.3 million, which is included in Loss on vessel disposal, net on the consolidated statement of operations.

9. financial instruments

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap agreements having amortizing notional amounts to hedge a portion of the London Interbank Offered Rate (“LIBOR”) floating rate interest expense on the Company’s credit facilities as discussed in Note 14, LONG TERM DEBT. As described below, In December 2016, the Company amended one of these two interest rate swap agreements and simultaneously terminated and re-entered into the other such swap agreement. Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. The applicable period, LIBOR rate and notional amounts are identified in the table below.

Two of the swaps effectively fix the interest rate on approximately 50% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, and three of the swaps, which have a mandatory termination date of September 30, 2020, effectively fix the interest rate on approximately 80% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and thereafter on approximately 5% of those variable interest rate borrowings through February 20, 2029. The remaining swap, which has a mandatory termination date of March 21, 2022, effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Amended Sinosure Credit Facility through March 21, 2022, and thereafter on approximately 5% of those variable interest rate borrowings through May 6, 2028 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). When a swap automatically terminates, the Company may elect to replace the swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date. Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party derivatives dealer.

The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps’ offsetting at least 80% and not more than 125% of the hedged interest payments) on both a prospective and retrospective basis. The effective portion of the changes in fair value of the swap agreements, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in accumulated other comprehensive income/loss. These amounts are reclassified to interest expense when the hedged interest payments are incurred.

In December 2016, the principal and interest repayment dates under the Refinancing Facility were modified and the payment dates on the two related swap agreements were similarly modified. The revised swaps were dedesignated and were simultaneously redesignated with no interruption in hedge accounting. The effective gain on the swaps was recorded in accumulated other comprehensive income/loss and is reclassified to interest expense as the hedged interest expense is incurred. The ineffective portion of the gain was recorded in earnings. All future effective changes in fair value will continue to be recognized in other accumulated other comprehensive income/loss and all ineffective changes will continue to be recognized in earnings.

Amounts in accumulated other comprehensive loss expected to be reclassified into earnings in the next 12 months are $2.1 million. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap agreements is required to be recognized in earnings. As of December 31, 2016, the Company’s interest rate swap agreements were highly effective; during the year ended December 2016, hedge ineffectiveness of $0.7 million was recognized in earnings (included in Other income (expense), net in the consolidated statement of operation).

At December 31, 2016, the Company was a party to the following interest rate swaps, which are intended to be cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility (dollars in thousands):

	December 31, 2016
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date (2)	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$182,610	12/22/2016	9/3/2020	Level 2	1.0051%	1 mo. LIBOR
Refinancing Facility	45,653	12/30/2016	9/3/2020	Level 2	1.0016%	1 mo. LIBOR
Korean Export Credit Facility (1)	479,773	6/30/2016	9/30/2020	Level 2	1.2970%	3 mo. LIBOR
Korean Export Credit Facility (1)	89,957	6/30/2016	9/30/2020	Level 2	1.3370%	3 mo. LIBOR
Korean Export Credit Facility (1)	29,986	6/30/2016	9/30/2020	Level 2	1.3075%	3 mo. LIBOR
Sinosure Credit Facility	233,452	6/21/2016	3/21/2022	Level 2	1.4100%	3 mo. LIBOR

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

The tables below provide quantitative information about the impact of derivatives on the Company’s balance sheet and statement of operations (dollars in thousands):

		December 31, 2016		December 31, 2015
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - non-current	Non-current assets	$19,585	$—	$—	$—
Interest rate swap contracts - current	Current liabilities	(1,552)	—	—	—
Total derivatives designated as hedging instruments		$18,033	$—	$—	$—

	Offsetting of Derivative Assets
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$15,577	$1,314	$16,891	$(1,314)	$—	$15,577
Counterparty 2	975	80	1,055	(80)	—	975
Counterparty 3	1,481	158	1,639	(158)	—	1,481

Total	$18,033	$1,552	$19,585	$(1,552)	$—	$18,033

	Offsetting of Derivative Liabilities
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(1,314)	$(1,314)	$1,314	$—	$—
Counterparty 2	—	(80)	(80)	80	—	—
Counterparty 3	—	(158)	(158)	158	—	—

Total	$—	$(1,552)	$(1,552)	$1,552	$—	$—

The following table provides the effect of derivatives on the statements of operations for the year ended December 31, 2016 (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Location of Gain
Derivatives in Cash Flow	from AOCI to	(Loss) Recognized
Hedging Relationships	Income	on Derivatives	2016	2015
Interest rate swap contracts (Effective Portion)
Amount of gain / (loss) recognized in OCI on derivatives	Interest Expense, net		$14,642	$—
Amount of gain / (loss) reclassified from AOCI into income on derivatives	Interest Expense, net		(2,692)	—

Interest rate swap contracts (Ineffective Portion)
Amount of gain / (loss) recognized in income on derivatives		Other expense, net	$696	—

10. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

	December 31, 2016	December 31, 2015
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$162,683
Installment and supervision payments	579,818	287,259
Accrued milestones and supervision payments	—	18,895
Others	5,214	2,687
2015 Acquired VLCC Newbuildings:
Vessels	435,417	435,417
Acquisition-related costs	10,295	10,295
Installment and supervision payments	840,833	183,738
Accrued milestones and supervision payments	5,368	87,150
Others	14,138	3,110
Fair value of 2015 Warrant Agreement assumed	3,381	3,381
Fair value of 2015 Stock Options assumed	39	39
Capitalized interest	71,731	44,130
Vessel deliveries	(1,951,784)	(327,767)
Total	$177,133	$911,017

2014 Acquired VLCC Newbuildings

In March 2014, the Company acquired seven newbuilding contracts for VLCC tankers from Scorpio Tankers Inc. (the “2014 Acquired VLCC Newbuildings”) in a stock purchase transaction for the purchase of the outstanding common stock of the Scorpio Shipbuilding for an aggregate price of approximately $162.7 million.

During the year ended December 31, 2015 and 2016, and in accordance with the respective newbuilding contract, the Company took delivery of two and five of the 2014 Acquired VLCC Newbuildings, respectively. As of December 31, 2016, all of the 2014 Acquired VLCC Newbuildings were delivered to the Company. See Note 8, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the year.

2015 Acquired VLCC Newbuildings

The Company acquired 14 newbuilding contracts for VLCC tankers from Navig8 Crude in connection with the 2015 merger (the “2015 Acquired VLCC Newbuildings”) with deliveries commenced in the fourth quarter of 2015. See Note 6, 2015 MERGER, for more details.

During the year ended December 31, 2015 and 2016, and in accordance with their newbuilding contracts, one and ten of the 2015 Acquired VLCC Newbuildings were delivered to the Company, respectively. See Note 8, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the year ended December 31, 2016. As of December 31, 2016, the three remaining 2015 Acquired VLCC Newbuildings are scheduled to be delivered during 2017 with estimated commitments of $143.2 million and available borrowing of approximately $190.0 million. See Note 22, Subsequent events, for deliveries after December 31, 2016 and Note 14, LONG TERM DEBT.

11. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2016	2015
Bunkers and lubricants	$7,522	$5,746
Escrow deposit - final installment for Gener8 Apollo	—	9,011
Insurance claims receivable	5,047	5,185
Prepaid insurance	3,185	2,965
Other	11,857	8,990
Total	$27,611	$31,897

The escrow deposit amount represents the loan proceeds due to the Company upon delivery of the Gener8 Apollo, which were received upon delivery of the vessel in January 2016. Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of December 31, 2016 and December 31, 2015, the portion of insurance claims receivable not expected to be collected within one year of $0.6 million and $0.8 million, respectively, is included in Other noncurrent assets on the consolidated balance sheets. Other primarily represents $4.7 million of advances to our third‑party technical managers and the working capital due from Navig8 associated with the Gener8 Spyridon and Gener8 Ulysses, aggregated to $0.9 million and $1.0 million, respectively.

12. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2016	2015
Escrow deposits	$38	$51,915
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charters	1,546	1,546
Fresh start lease asset	1,183	1,319
Insurance claims	588	789
Total	$5,255	$57,469

As of December 31, 2015, escrow deposits primarily represented the final installment payments for the Gener8 Apollo. Subsequent to the delivery of the Gener8 Apollo in January 2016, the related amount was transferred to vessels. Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. See Note 16, Vessel Pool Arrangements for more details.

13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2016	2015
Accounts payable	$6,821	$4,143
Accrued milestone and supervision payments	5,368	105,895
Accrued operating expenses	16,990	20,608
Accrued administrative expenses	2,767	691
Accrued interest	2,045	1,911
Total	$33,991	$133,248

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC Newbuildings. During the year ended

December 31, 2016, the Company paid $101.1 million of milestone and supervision installments that was accrued as of December 31, 2015.

14. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2016	2015
Refinancing Facility	$408,337	$551,950
Korean Export Credit Facility	658,568	185,389
Senior Notes	174,604	156,829
Amended Sinosure Credit Facility	340,442	62,886
Total	1,581,951	957,054
Less: current portion of long-term debt	(181,023)	(135,367)
Less: unamortized discount and debt financing costs	(63,146)	(48,964)
Long-term debt less unamortized discount and debt issuance cost	$1,337,782	$772,723

Unamortized discount and debt financing costs include an unamortized discount related to the Company’s Senior Notes and deferred financing costs comprised of bank fees and legal expenses associated with securing new loan facilities. These deferred financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense.

On June 29, 2016, the Company amended the Sinosure Credit Facility for the purpose of financing the delivery of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.

On May 2, 2016, the Company entered into interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. In December 2016, the Company amended one of these two interest rate swap agreements and simultaneously terminated and re-entered into the other such swap agreement. The Company may modify or terminate any of the foregoing interest rate swap transactions in accordance with their terms or enter into additional swap transactions in the future from time to time. Notwithstanding the terms of the interest rate swap transactions, the Company remains ultimately obligated for all amounts due and payable under the credit facilities in accordance with the terms thereof. See Note 9, Financial InstrumentS, for more details.

As of December 31, 2016, the Company has an aggregate amount of up to approximately $190.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions set forth in the applicable senior secured credit facilities) for the purpose of financing future deliveries of VLCC newbuilding vessels with remaining installment payments of $143.2 million are due in 2017.

In connection with the sale of four vessels during the year ended December 31, 2016, the Company repaid $60.3 million of borrowings under the Refinancing Facility.

Future principal repayment amounts of the Company’s outstanding debt for the next five years are as follows: 2017— $181.0 million, 2018— $142.7 million, 2019— $142.7 million, 2020—$280.6 million, 2021—$136.8 million and thereafter—$523.5 million. As of December 31, 2016 and 2015, the weighted average interest rate for the credit facilities are 4.47% and 5.47%, respectively.

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

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 21 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of December 31, 2016, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 5 VLCCs, 10 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels.

Gener8 Maritime Sub II is obligated to repay the Refinancing Facility in 20 consecutive quarterly installments, which commenced on September 3, 2015. Gener8 Maritime Sub II is also required to prepay the Refinancing Facility upon the occurrence of certain events, such as a sale for vessels held as collateral or total loss of a vessel.

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

The Refinancing Facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness outstanding under the Note and Guarantee Agreement (as defined below). The Refinancing Facility permits the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under the Refinancing Facility’s minimum cash balance and collateral maintenance tests subject to a cap of 50% of consolidated net income earned by the Company after the closing date of the Refinancing Facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization or write-off of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the Refinancing Facility. The Company may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and pay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement. As of December 31, 2016, none of the Company’s net income and retained earnings was free of such restrictions.

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

On December 15, 2016, the Company entered into a First Amendment (the “Amendment”) to the Refinancing Facility. The Amendment revised the definition of “Payment Date” contained in the Refinancing Facility to be the 15th day of each April, July, October and January. If such date is not a business day, the Payment Date will be the business day immediately prior to such date. The term “Payment Date” is used in the Refinancing Facility with respect to amortization payments. Prior to entry into the Amendment, the Payment Date was defined as the last business day of each March, June, September and December.

See Note 9, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the credit facility.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The borrower under the Korean Export Credit Facility is Gener8 Maritime Subsidiary VIII Inc. (“Gener8 Maritime Sub VIII”), the Company’s wholly owned subsidiary, and the Korean Export Credit Facility is guaranteed by the Company. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”). As of December 31, 2016, approximately $190.0 million was available to borrow in aggregate under this facility to fund the remaining installment payments.

At or around the time of delivery of each of the VLCC newbuildings, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Each such loan is referred to herein as a “Korean Vessel Loan.” Each Korean Vessel Loan will be allocated pro rata to each lender of the Commercial Tranche, KEXIM Guaranteed Tranche, KEXIM Funded Tranche and K-Sure Tranche based on their respective commitments, other than the Korean Vessel Loans to fund the deliveries of the Gener8 Hector and the Gener8 Nestor, which will be fully funded by the lenders of the Commercial Tranche.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 9, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility.

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

Gener8 Maritime Sub VIII is obligated to repay the Commercial Tranche of each Korean Vessel Loan in 20 equal consecutive quarterly installment (excluding a final balloon payment equal to 2/3 of the applicable Korean Vessel Loan) of such Korean Vessel Loan and is obligated to repay the other tranches of each Korean Vessel Loan in 48 equal consecutive installments. Gener8 Maritime Sub VIII is also required to prepay Korean Vessel Loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control.

If, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors, a change of control would occur under the Korean Export Credit Facility. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as the Company’s directors for any reason. In the event of a change of control under the Korean Export Credit Facility, the majority lenders may elect to declare all amounts outstanding under the Korean Vessel Loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

The Company is required to comply with various collateral maintenance and financial covenants under the Korean Export Credit Facility, which are described in more detail below under the heading “Financial Covenants.” If the Company does not comply with its financial and other covenants under the Korean Export Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Korean Export Credit Facility.

Amended Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility (the “Amended Sinosure Credit Facility”) to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of December 31, 2016, the Amended Sinosure Credit Facility funded the delivery of five VLCC newbuildings and refinanced a credit facility. The Amended Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million.

Loans under the Amended Sinosure Credit Facility were drawn down at or around the time of delivery of each newbuilding funded by the Amended Sinosure Credit Facility. Each loan drawn under the Amended Sinosure Credit Facility is referred to as a “Sinosure Vessel Loan.” Each Sinosure Vessel Loan was allocated pro rata to each lender based on its commitments. The Company’s ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a  Sinosure Vessel Loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 9, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Amended Sinosure Credit Facility.

The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub VII, a pledge by Gener8 Maritime Sub VII of its interests in its four wholly-owned subsidiaries owning or intended to own vessels or newbuildings (the “Gener8 Maritime Sub VII Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub VII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub VII Vessel Owning Subsidiaries. In addition, the Amended Sinosure Credit Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub VII Vessel Owning Subsidiaries’ respective bank accounts.

Gener8 Maritime Sub VII is obligated to repay each Sinosure Vessel Loan in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable Sinosure Vessel Loan), each in an amount equal to 1 2/3% of such Sinosure Vessel Loan, on each of March 21, June 21, September 21 and December 21 until the Sinosure Vessel Loan’s maturity date. On the respective maturity date, Gener8 Maritime Sub VII is obligated to repay the remaining amount that is outstanding under each Sinosure Vessel Loan. Gener8 Maritime Sub VII is also required to prepay the loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control of the Company.

If, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors, a change of control would occur under the Amended Sinosure Credit Facility. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as the Company’s directors for any reason. In the event of a change of control under the Amended Sinosure Credit Facility, the majority lenders may elect to declare all amounts outstanding under the Sinosure Vessel Loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

The Company is required to comply with various collateral maintenance and financial covenants under the Amended Sinosure Credit Facility, which are described in more detail below under the heading “Financial Covenants.” If the Company does not comply with its financial and other covenants under the Amended Sinosure Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Amended Sinosure Credit Facility.

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V Inc. (“Gener8 Maritime Sub V”) entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of December 31, 2016 and 2015, the discount on the Senior Notes was $4.9 million and $5.7 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

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

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Refinancing Facility (1)	$(21,561)	$(7,564)	$—
Korean Export Credit Facility (1)	(13,224)	(922)	—
Senior Notes	(18,612)	(16,529)	(9,554)
Amended Sinosure Credit Facility (1)	(7,444)	(19)	—
Fully repaid credit facilities	—	(20,046)	(28,436)
Amortization of deferred financing costs	(11,295)	(3,434)	(908)
Capitalized interest	27,602	35,170	8,958
Commitment fees	(5,201)	(2,713)	—
Interest income	108	75	91
Interest expense, net	$(49,627)	$(15,982)	$(29,849)

(1) Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. These facilities and the Note and Guarantee Agreement also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of December 31, 2016, the Company was in compliance with all such covenants that were in effect on such date.

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

The Note and Guarantee Agreement also requires the Company to comply with the performance of obligations under the terms of each mortgage, indenture, security agreement and other debt instrument by which the Company is  bound. The Note and Guarantee Agreement allows for the incurrence of additional indebtedness or refinancing of existing indebtedness upon the reduction of the loan to value ratio set forth therein to or below certain thresholds.

Guarantees

The Company may issue debt securities in the future. All or substantially all of the subsidiaries of the Company may be guarantors of such debt. Any such guarantees are expected to be full, unconditional and joint and several. Each of the Company’s subsidiaries is 100% owned by the Company. In addition, the Company has no independent assets or operations outside of its ownership of the subsidiaries and any such subsidiaries of the Company other than the subsidiary guarantors are expected to be minor. Other than restrictions contained under applicable provisions of the corporate, limited liability company and similar laws of the jurisdictions of formation of the subsidiaries of the Company, no restrictions exist on the ability of the subsidiaries to transfer funds to the Company through dividends, distributions or otherwise.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$94,681	$94,681	$157,535	$157,535
Restricted cash	1,457	1,457	1,425	1,425
Long-term debt, including current portion, excluding discount	1,581,951	1,564,364	957,054	906,639

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

Restricted cash:  The carrying amounts of the Company’s other financial instruments at December 31, 2016 and December 31, 2015 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Amended Sinosure Credit Facility as of December 31, 2016 and December 31, 2015 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 1.75%.

Goodwill:  Nonrecurring fair value measurements include a goodwill impairment assessment completed during the interim period as determined based on the impairment test performed, which are Level 2 inputs. See Note 3, Goodwill.

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets – assets held for sale, in the consolidated balance sheet. The vessel was subsequently sold during the first quarter of 2017. See Note 22,  Subsequent events. On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul.  As of December 31, 2015, the Gener8 Consul was classified as held for sale, which was finalized in first quarter of 2016.

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

The fair value of a vessel held for sale during the year ended December 31, 2016 and 2015 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	December 31, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$30,195	$30,195	$—	$16,999	$16,999	$—

The following table summarizes the valuation of assets / liabilities measured on a recurring basis (dollars in thousands):

	December 31, 2016			December 31, 2015
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$19,585	$19,585	$—	$—	$—	$—
Interest rate swaps - Liabilities	1,552	1,552	—	—	—	—

.

16. VESSEL POOL ARRANGEMENTS

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

See Note 20, Commitments and Contingencies, for a discussion regarding a dispute on balances due from the 2011 VLCC Pool.

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

Subject to the direction of the Unique Pool Committee, GMM act as Unique Pool manager, providing administrative services to Unique Tankers. GMM also oversees, monitors and assists with, as requested, commercial management of the Unique Pool Vessels. GMM is entitled to receive a fixed fee per day for each Unique Pool Vessel for such services. All such fees have been eliminated in consolidation. For the years ended December 31, 2015 and 2014, all of the vessels in the Unique Pool were owned by the Company. Pursuant to the Unique Agency Agreement, Unipec acted as the exclusive commercial manager of the Unique Pool Vessels, and as compensation received a certain percentage of the gross voyage revenues obtained by each Unique Pool Vessel (the “Unique Agency Fee”). For the years ended December 31, 2015 and 2014, the Unique Agency Fee amounted to $2.2 million and $2.7 million, respectively. The Unique Agency Fee is included in Voyage Expenses on the consolidated statements of operations.

As of December 31, 2014, seventeen of the Company’s vessels were chartered into the Unique Pool. For the years ended December 31, 2016, 2015 and 2014, voyage revenue associated with the Unique Pool amounted to $0, $0.2 million and $0.3 million, respectively. Voyage revenue associated with the Unique Pool is included in the consolidated statements of operations as a component of Spot charter revenues.

On May 7, 2015, the Company delivered to Unipec a notice of termination under certain of its pool-related agreements between Unipec and Unique Tankers, including the Unique Agency Agreement. As of December 31, 2016 and 2015, none of the Company’s vessels were deployed in the Unique Pool.

Navig8 Pools

The Company employs all of its VLCC, Suezmax and Aframax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In June 2015, certain of the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of December 31, 2015 and 2016.

17. LEASE COMMITMENTS

In 2004, the Company entered into a 15‑year lease for office space in New York, New York. The monthly rental is as follows: Free rent from December 1, 2004 to September 30, 2005, $110 per month from October 1, 2005 to September 30, 2010, $119 per month from October 1, 2010 to September 30, 2015, and $128 per month from October 1, 2015 to September 30, 2020. The monthly straight‑line rental expense is $161, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2020. During the years ended December 31, 2016, 2015 and 2014, the Company recorded expense associated with this lease of $1.9 million, $2.0 million and $1.8 million, respectively.

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $182 per month. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2017— $1.5 million, 2018— $1.5 million, 2019— $1.5 million, 2020—$1.7 million, 2021—$2.2 million and thereafter—$8.2 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of December 31, 2016 and December 31, 2015, the Company had an outstanding letter of credit of $1.4 million in both periods, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of December 31, 2016 and December 31, 2015.

18. RELATED PARTY TRANSACTIONS

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

In 2015, the Company’s relevant newbuilding and vessel owning subsidiaries entered into pool agreements with VL8 Pool, Inc. for the Company’s existing and newbuilding VLCC vessels and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the V8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool.

Navig8 Pools

As of December 31, 2016, 23 of the Company’s VLCC vessels have entered into the VL8 pool, ten of the Company’s Suezmax vessels have entered into the Suez8 pool and 4 of the Company’s Aframax vessels have entered into the V8 pool. As of December 31, 2015, 11 of the Company’s VLCC vessels had entered into the VL8 pool, 11 of the Company’s Suezmax vessels have entered into the Suez8 pool and 4 of the Company’s Aframax vessels have entered into the V8 pool.

During the years ended December 31, 2016, 2015 and 2014, the Company earned net pool distributions of $368.9 million (which is comprised of $239.0 million from VL8 pool, $103.5 million from Suez8 pool and $26.4 million from V8 pool), $149.6 million (which is comprised of $75.9 million from VL8 pool, $52.4 million from Suez8 pool and $21.3 million from V8 pool) and $0, respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the consolidated statement of operations.

As of December 31, 2016 and 2015, a balance of $60.7 million ($40.9 million from VL8 pool, $16.1 million from Suez8 pool and $3.7 million from V8 pool) and $38.1 million ($17.3 million from VL8 pool, $15.5 million from Suez8 pool and $5.3 million from V8 pool), respectively, is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. For the years ended December 31, 2016, 2015 and 2014, the related expense amounted to $3.1 million, $11.3 million and $0, respectively, and is included in Navig8 charterhire expenses on the consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Working Capital at Navig8 Pools

The Company is required to provide working capital to each of VL8 Pool Inc. and V8 Pool Inc. upon delivery of each vessel into the applicable Navig8 pool. During the first quarter of 2016, Navig8 Group revised the working capital requirements of the Navig8 pools whereby participants provide working capital of $1.0 million (from $1.5 million), $0.9 million (from $1.0 million) and $0.7 million (from $0.8 million) to VL8 Pool Inc. in respect of the VL8 pool, V8 Pool Inc. in respect of the Suez8 Pool and V8 Pool Inc. in respect of the V8 Pool, respectively, for each applicable vessel delivered into the pool.

As of December 31, 2016 and 2015, the working capital associated with the Company’s owned vessels entered into the VL8 Pool, Suez8 Pool, and V8 Pool aggregated to $33.1 million and $26.0 million, respectively, and is included in Working capital at Navig8 pools on the consolidated balance sheet as noncurrent assets. Additionally, as of December 31, 2016, the working capital associated with the Gener8 Spyridon and Gener8 Ulysses, two recently sold vessels, aggregated to $0.9 million and $1.0 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet. See Note 8, Delivery and disposal of vessels and Note 22, Subsequent events.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the years ended December 31, 2016 and 2015, the Company recorded supervision fees of $2.9 million and $1.0 million, respectively. These amounts are included in Vessels under construction on the consolidated balance sheet as noncurrent assets. As of December 31, 2016 and 2015, $1.3 million and $4.2 million, respectively, remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged with the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the year ended December 31, 2016 and 2015, Navig8 billed the Company a total of $1.3 million and $0.8 million, respectively, for corporate administration fees. A payable balance of $0.1 million remained outstanding as of December 31, 2016 and 2015.

Other Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, the Company incurred office expenses totaling approximately $7 thousand, $7 thousand and $11 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of December 31, 2016 and 2015, a balance due from Mr. Georgiopoulos of approximately $4 thousand and $7 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $0.1 million, during each of the years ended December 31, 2016, 2015 and 2014,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. During such periods, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of December 31, 2016 and 2015, a balance due from Genco of $0 and $8 thousand, respectively, remains outstanding. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco.

During the year ended December 31, 2014, Genco made available certain of its employees who performed internal audit services for us for which we were invoiced $84 thousand based on actual time spent by the employees.  No such services were provided during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, no balance remains outstanding.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $5.2 million, $8.2 million and $17.1 million, during the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, a balance of $1.0 million and $0.8 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, is on the board of directors of Aegean. As of December 31, 2016 and 2015, no balance remains outstanding. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the years ended December 31, 2016, 2015 and 2014, of $0.2 million in each period. As of December 31, 2016 and 2015, a balance of $0 and $4 thousand, respectively, remains outstanding.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $72 thousand, $60 thousand and $45 thousand during the years ended December 31, 2016, 2015 and 2014, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. Balances of $0.1 thousand and $0 were outstanding as of December 31, 2016 and 2015, respectively.

During 2013, the Company assigned certain payments associated with bunker supply contracts with third‑party vendors amounting to $20 thousand, to Oaktree Principal Bunker Holdings Ltd., which is managed by Oaktree Capital Management, L.P. One board member of the Company is employed by Oaktree Capital Management, L.P. Prior to the consummation of the 2015 merger on May 7, 2015, three members of the Board were associated with or employed by Oaktree Capital Management, L.P. The fees incurred to Oaktree Principal Bunker Holdings Ltd. for this assignment amounted to $0, $1.0 million and $3.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively, and this amount is included in Voyage expenses on the consolidated statement of operations. As of December 31, 2016 and 2015, there was no balance due to Oaktree Principal Bunker Holdings Ltd.

The Company purchased bunkers from Integr8 Fuels Inc., a subsidiary of Navig8 Limited, amounting to $0, $6.5 million and $8.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was no balance due to Integr8 Fuels Inc.

Amounts due from the related parties described above as of December 31, 2016 and 2015 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2016 and 2015 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

19. STOCK‑BASED COMPENSATION

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Incentive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the years ended December 31, 2016, 2015 and 2014, amortization of the fair value of these stock options was $0, $1.2 million and $1.2 million, respectively, which is included in the Company’s consolidated statements of operations as a component of general and administrative expense. See Note 22, Subsequent events, for recent stock option grants under the 2012 Equity Incentive Plan.

Weighted
		Average	Weighted
	Number of	Exercise	Average
	Options	Price	Fair Value
(‘000)
Outstanding, December 31, 2013	343,662	$38.26	$18.22
Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2014	343,662	$38.26	$18.22
Granted	—
Exercised	—
Forfeited	(343,662)	$38.26	$18.22
Outstanding, December 31, 2015	—
Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2016	—	—	—

2016 Restricted Stock Units

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs, which were valued at $6.26 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the RSU’s grant date, subject to continued service with the Company through the applicable vesting date.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share,  vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The RSUs were included in determining the diluted net income per share for the year ended December 31, 2015. The RSUs were not included, prior to issuance, in determining the basic net income per share for fiscal 2015 since there are certain circumstances, although remote, in which certain shares would not be issued. On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. Since June 24, 2015 and as of December 31, 2015, 44,919 RSUs were forfeited and 953,279 shares are remaining to be issued in future years, following the vesting date for each increment. As of December 31, 2016, 44,919 RSUs were forfeited and 635,518 shares are remaining to be issued in future years, following the vesting date for each increment. Upon vesting of the RSU’s, the Company withheld shares of common stock for certain employees in an amount sufficient to cover the minimum statutory tax withholding obligations and issued shares of its common stock for the remaining amount. The total fair value of the RSUs that vested during the years ended December 31, 2016 and 2015 was $1.2 million and $5.4 million, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the closing stock price on the vesting date.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $22.0 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the years ended December 31, 2016 and 2015, compensation expense of $5.8 million and $11.9 million, respectively, in connection with the RSUs is included in the Company’s consolidated statements of operations as a component of general and administrative expense.

Future amortization for the following years are: 2017— $2.8 million and 2018— $1.1 million, over a weighted average remaining period of 2 years.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2016:

			Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	RSU's	Price	Term (years)
	(‘000)
Outstanding, December 31, 2014	—	$—
Granted	1,664	13.19
Vested	(666)	9.39
Forfeited	(45)
Outstanding, December 31, 2015	953
Granted	—
Vested	(318)	3.9
Forfeited	—
Outstanding, December 31, 2016	635	—	2

2015 Warrant Agreement

In connection with the 2015 merger, the Company entered into an amended and restated warrant agreement (the “2015 Navig8 warrant agreement”) with Navig8 Limited. Under the 2015 Navig8 warrant agreement, 1,600,000 warrants that had, prior to the Navig8 merger, provided Navig8 Limited the right to purchase 1,600,000 shares of Navig8 Crude common stock at $10 per share, were converted in connection with the 2015 merger into warrants entitling Navig8 Limited to purchase 0.8947 shares of our common stock for each warrant held for a purchase price of $10.00 per warrant, or $11.18 per share. The warrants under the 2015 Navig8 warrant agreement expired on March 31, 2016.

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

20. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 17,  Lease commitments, for lease commitments and Note 10, VesselS under construction, for vessel purchase commitments.

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

In April 2013, the Natural Resource Trustees for the United States and the Commonwealth of Puerto Rico (the “Trustees”) submitted a claim to GMR Progress, LLC and General Maritime Management (Portugal) L.d.A. for alleged injury to natural resources as a result of this oil spill, primarily seeking monetary damages in the amount of $4.9 million for both loss of beach use and compensation for injury to natural resources such as mangroves, sea grass and coral. On July 7, 2014, the Trustees presented a revised claim for $7.9 million, consisting of $0.9 million for loss of beach use, $5.0 million for injuries to mangroves, sea grass and coral and for uncompensated damage assessment costs and $2.0 million for a 35% contingency for monitoring and oversight. In October 2015, the parties reached an agreement to settle this claim for $2.75 million plus interest, which was approved by the federal court in Puerto Rico. The court order for the approval was entered on September 22, 2016. The agreed settlement has been paid by the insurer and the lawsuit has been dismissed.

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to London arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified and it cannot be reasonably estimated at this time. Submissions in this arbitration have closed.

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

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer vetting eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in London arbitration. An arbitration hearing took place in December 2016 and the arbitrator’s final award is currently awaited and the outcome cannot be reasonably estimated at this time.

As of December 31, 2016 and 2015, an amount due from the 2011 VLCC Pool and the Atlas charter dispute of $3.4 million was included in Other assets (noncurrent).

21. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements and related disclosures.

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

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this standard update on its consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company does not anticipate any material effect of adoption on its consolidated financial statements and related disclosure.

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

22. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2016 for recognition or disclosure purposes. Based on this evaluation, from January 1, 2017 through the date of this report, which represents the date the consolidated financial statements were available to be issued, no material events have been identified other than the following:

Sale of Vessels

As of December 31, 2016, as described above in Note 5, Assets held for sale, the Company classified the Gener8 Ulysses as held for sale in the consolidated balance sheet. On February 1, 2017, the sale was finalized and the Company received $30.5 million in cash and paid $0.3 million of commissions related to its sale. The Company used the net proceeds to repay $20.0 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. In connection with the sale, this vessel was written down to its fair value, less the costs associated with its sale, to $30.2 million in the consolidated balance sheet. As a result of the sale of this vessel in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, in the 2016 consolidated statement of operations.

Vessel Deliveries

Gener8 Hector

On January 6, 2017, the Company took delivery of the Gener8 Hector, a 2017-built VLCC newbuilding. Upon delivery, the Gener8 Hector entered into the VL8 Pool. As of January 6, 2017, the Company borrowed approximately $49.5 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Hector. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Hector.

Gener8 Ethos

On March 9, 2017, the Company took delivery of the Gener8 Ethos, a 2017-built VLCC newbuilding. Upon delivery, the Gener8 Ethos entered into the VL8 Pool. As of March 9, 2017, the Company borrowed approximately $50.6 million under the Korean Export Credit Facility to fund the delivery of the Gener8 Ethos. The Company has made all shipyard installment payments and there is no outstanding payable balance in respect of the Gener8 Ethos.

Stock Options under 2012 Equity Incentive Plan

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options pursuant to the Company’s amended 2012 Equity Incentive Plan.

Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options are exercisable at an exercise price of $4.69 per share of common stock. The exercise price is equal to the closing trading price of the Company’s common stock on the New York Stock Exchange on January 5, 2017. The stock options were fully vested upon grant, have a 7-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, and are subject to the provisions of stock option grant agreements. During the first quarter of 2017, the Company valued the options using “Black Scholes Model” and recorded approximately $1.0 million of related compensation expense.

23. Quarterly Financial Data (Unaudited)

(In thousands except per share amounts)	2016 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$124,044	$105,958	$72,259	$102,361
Operating income / (loss)	68,184	49,948	(25,192)	23,330
Net income (loss)	60,858	37,995	(37,351)	5,804

Income (loss) per common share
Basic	$0.74	$0.46	$(0.45)	$0.07
Diluted	$0.74	$0.46	$(0.45)	$0.07

Weighted Average Shares Outstanding - basic	82,680	82,681	82,682	82,776

Weighted Average Shares Outstanding - diluted	82,680	82,681	82,682	82,776

	2015 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$121,402	$116,480	$89,291	$102,760
Operating income	38,665	29,436	33,490	50,408
Net income	30,919	19,901	33,228	45,521

Income per common share
Basic	$0.93	$0.38	$0.41	$0.55
Diluted	$0.93	$0.38	$0.40	$0.55

Weighted Average Shares Outstanding - basic (1)
Common shares	—	52,919	81,758	82,280
Class A	11,270	—	—	—
Class B	22,003	—	—	—

Weighted Average Shares Outstanding - diluted (1)
Common shares	—	52,940	82,480	82,778
Class A	33,273	—	—	—
Class B	22,003	—	—	—

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2016, the Company entered into an interest rate risk management program, see Note 9, Financial INSTRUMENTS. As a result, we have hedged a significant portion of our interest rate risk exposure related to our various senior secured credit facilities. We have fixed the interest rate payable on a significant portion of these variable rate senior secured credit facilities. Therefore, the Company implemented new procedures and related controls in respect of this new business process. These procedures and controls were concluded to have been effective during this period and did not result in a material adverse impact to the Company’s internal control over financial reporting. There have been no other changes during the most recent fiscal year in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

ITEM 9B. OTHER INFORMATION

Pursuant to this Item 9B of our Annual Report, we are reporting information relating to the below-described acquisition of a significant amount of assets that would otherwise be required to be disclosed pursuant to Item 2.01 of a Current Report on Form 8-K.

On March 9, 2017, Gener8 Ethos LLC, one of our wholly-owned subsidiaries, took delivery of the Gener8 Ethos, a 298,991 metric tons deadweight 2017-built VLCC newbuilding. We acquired this vessel pursuant to a shipbuilding contract with Hyundai Samho Heavy Industries Co. Ltd. (“HSHI”) which was entered into by Navig8 Crude Tankers, Inc. (“Navig8 Crude”) which assigned its rights on delivery to Gener8 Ethos LLC as Navig8 Crude’s nominee. We acquired the contract for the Gener8 Ethos along with thirteen other shipbuilding contracts for VLCC newbuildings in May 2015 in connection with our acquisition of Navig8 Crude. Four of the fourteen shipbuilding contracts acquired from Navig8 Crude were for VLCC newbuildings under construction with HSHI, and the Gener8 Ethos is the thirteenth of these fourteen newbuildings to be delivered.

Installment payments of $28.6 million were made to HSHI under the shipbuilding contract for Gener8 Ethos by Navig8 Crude prior to it being acquired by us in May 2015. After its acquisition of Navig8 Crude, we made $66.7 million of additional installment payments to HSHI under this shipbuilding contract. There are no further remaining installment payments due in respect of the Gener8 Ethos. The funds we used for the installment payments in respect of the Gener8 Ethos after our acquisition of Navig8 Crude in May 2015 included borrowings under its senior secured credit facility agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as borrower; the Company, as the parent guarantor; Gener8 Maritime Subsidiary V Inc., as the borrower’s direct sole shareholder; the borrower’s wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties.

For information regarding our relationship with Navig8 Crude and its affiliates, directors and officers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Related Party Transactions of Navig8 Crude Tankers, Inc.” in Item 7 of this Annual Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers is set forth in our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 (the “2017 Proxy Statement”) and is incorporated by reference herein. Information relating to our Code of Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our 2017 Proxy Statement and is incorporated by reference herein.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gener8maritime.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of Gener8 Maritime’s executive officers and information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions is set forth in the 2017 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of Gener8 Maritime’s common stock by certain persons is set forth in the 2017 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain transactions of Gener8 Maritime is set forth in the 2017 Proxy Statement and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is set forth in the 2017 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at end of Fiscal Years 2016 and 2015

Consolidated Statements of Operations for Fiscal Years 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (loss) for Fiscal Years 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for Fiscal Years 2016, 2015 and 2014

Consolidated Statements of Cash Flows for Fiscal Years 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes.

3. Exhibits Required to be Filed by Item 60l of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this Report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENER8 MARITIME, INC.

Date:	March 13, 2017	By:	/s/ Leonard J. Vrondissis
			Name:	Leonard J. Vrondissis
			Title:	Chief Financial Officer, Secretary and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2017
Peter C. Georgiopoulos

/s/ Leonard J. Vrondissis	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Leonard J. Vrondissis

/s/ Ethan Auerbach	Director	March 13, 2017
Ethan Auerbach

/s/ Nicolas Busch	Director	March 13, 2017
Nicolas Busch

/s/ Dan Ilany	Director	March 13, 2017
Dan Ilany

/s/ Adam Pierce	Director	March 13, 2017
Adam Pierce

/s/ Roger Schmitz	Director	March 13, 2017
Roger Schmitz

/s/ Steven D. Smith	Director	March 13, 2017
Steven D. Smith

EXHIBIT INDEX

Exhibit Number	Description
2.1

Second Amended Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among General Maritime Corporation, Arlington Tankers Ltd., Arlington Tankers, LLC, Companion Ltd., Compatriot Ltd., Concept Ltd., Concord Ltd., Consul Ltd., Contest Ltd., GMR Administration Corp., General Maritime Investments LLC, General Maritime Management LLC, General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation, General Maritime Subsidiary NSF Corporation, General Product Carriers Corporation, GMR Agamemnon LLC, GMR Ajax LLC, GMR Alexandra LLC, GMR Argus LLC, GMR Atlas LLC, GMR Chartering LLC, GMR Concept LLC, GMR Concord LLC, GMR Constantine LLC, GMR Contest LLC, GMR Daphne LLC, GMR Defiance LLC, GMR Elektra LLC, GMR George T LLC, GMR GP LLC, GMR Gulf LLC, GMR Harriet G LLC, GMR Hercules LLC, GMR Hope LLC, GMR Horn LLC, GMR Kara G LLC, GMR Limited LLC, GMR Maniate LLC, GMR Minotaur LLC, GMR Orion LLC, GMR Phoenix LLC, GMR Poseidon LLC, GMR Princess LLC, GMR Progress LLC, GMR Revenge LLC, GMR Spartiate LLC, GMR Spyridon LLC, GMR St. Nikolas LLC, GMR Star LLC, GMR Strength LLC, GMR Trader LLC, GMR Trust LLC, GMR Ulysses LLC, GMR Zeus LLC, Victory Ltd. and Vision Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

2.2

Agreement and Plan of Merger, dated as of February 24, 2015, by and among General Maritime Corporation, Gener8 Maritime Acquisition Inc., Navig8 Crude Tankers, Inc. and each of the Equityholders’ Representatives named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

3.1	Amended and Restated Articles of Incorporation of Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)
3.2	Bylaws of Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)
4.2

Warrant Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Computershare Shareowner Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

4.3

Global Warrant Certificate, dated May 17, 2012, held by The Depository Trust Company for the benefit of Cede & Co. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

4.4

First Amended and Restated Warrant Instrument, made on February 24, 2015, by Navig8 Crude Tankers, Inc. and General Maritime Corporation in favor of Navig8 Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.1

Gener8 Maritime, Inc. 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.2

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.3

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.4

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.5

Shareholders’ Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.6

Second Amended and Restated Registration Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.7

Equity Purchase Agreement, dated as of February 24, 2015, by and between General Maritime Corp., Navig8 Crude Tankers, Inc. and each of the Commitment Parties thereto, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.8

Form of Shareholder Support and Voting Agreement, dated as of February 24, 2015, by and among Navig8 Crude Tankers, Inc., General Maritime Corporation, and the Shareholders party thereto (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.9

Note and Guarantee Agreement, dated as of March 28, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P., including Form of Note (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.10

Amendment No. 1 to the Note and Guarantee Agreement, dated as of May 13, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.11

Amendment No. 2 and Waiver to the Note and Guarantee Agreement, dated as of January 26, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.12

Amendment No. 3 to the Note and Guarantee Agreement, dated as of April 30, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.13

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.14

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.15

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.16

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.17

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.18

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.19

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.20

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.21

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.22

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.23

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2794 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.24

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2795 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.25

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.26

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.27

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.28

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.29

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.30

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.31

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2794, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.32

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2795, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.33

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.34

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.35

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.36

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.37

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.38

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.39

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.40

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.41

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.42

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.43

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.44

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.45

Irrevocable Letter of Guarantee, dated as of April 11, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0137, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.46

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.47

Irrevocable Letter of Guarantee, dated as of April 13, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0138, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.48

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.49

Corporate Administration Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Asia Pte Ltd, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.50

Project Structuring Agreement, dated as of December 17, 2013, by and between Navig8 Limited and Navig8 DMCC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.51

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. S768, S769, S770 and S771, as amended to include Hull Nos. 2794 and 2795 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.52

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. H1355, H1356, H1357 and H1358, as amended to include Hull Nos. H1384 and H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.53

Agreement for Plan Approval and Construction Supervision, dated of March 25, 2014, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. NTP0137 and NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.54

Agency Agreement, dated as of November 30, 2012, by and between Unique Tankers LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.55

Option Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.56

Exclusivity Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.57

Pool Participation Agreement, dated as of December 3, 2012, by and between Unique Tankers LLC and General Maritime Corporation (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.58

Variation Agreement, dated as of November 7, 2014, by and among Unipec UK Company Limited, General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.59

Variation Agreement, dated as of March 18, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.60

Variation Agreement, dated as of March 19, 2015, by and between General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.61

Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.62

BIMCO Standard Ship Management Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers 1 Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull No. S768, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.63

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.64

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.65

Stock Option Grant Agreement, dated as of July 8, 2014, by and between Navig8 Crude Tankers Inc. and L. Spencer Wells (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.66

Indemnification Agreement, dated as of July 16, 2014, by and between Nicolas Busch and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.67

Indemnification Agreement, dated as of July 16, 2014, by and between Dan Ilany and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.68

Indemnification Agreement, dated as of July 16, 2014, by and between Roger Schmitz and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.69

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.70

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.71

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Funds II, BlackRock High Yield Bond Portfolio (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.72

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.73

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.74

Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.75

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.76

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Co‑Investors LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.77

Letter of Intent, dated as of May 6, 2015, by and between Korea Trade Insurance Corporation and Citibank NA, London Branch (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.78

Letter of Interest, dated as of May 4, 2015, by and between The Export‑Import Bank of Korea and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.79

Letter of Interest for Buyer’s Credit Insurance, dated as of May 8, 2015, by and between China Export & Credit Insurance Corporation and Citibank NA (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.80

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.81

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.82

Commitment Letter, dated as of June 12, 2015, by and among Nordea Bank Finland plc, New York Branch, Citibank, N.A., DNB Markets, Inc., DNB Capital LLC, DVB Bank SE, Skandinaviska Enskilda Banken AB (publ) and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.83

Variation Agreement, dated as of June 12, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.84

Disclosure Letter Agreement, dated June 12, 2015, by and among Gener8 Maritime, Inc., Navig8 Limited, VL8 Pool Inc., V8 Pool Inc., VL8 Management Inc. and Navig8 Asia Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.85

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Peter C. Georgiopoulos (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.86

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Sean Bradley (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.87

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.88

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.89

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.90

Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.91

Credit Agreement, dated as of September 3, 2015, among Gener8 Maritime, Inc., as Parent, Gener8 Maritime Subsidiary II Inc., as Borrower, various lenders party thereto and Nordea Bank Finland PLC, New York Branch, as Facility Agent and Collateral Agent. (Incorporated by reference to the Company’s current report on Form 8‑K, filed on September 17, 2015)

10.92

Amendment No. 4 and Consent to the Note and Guarantee Agreement, dated as of September 8, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on September 17, 2015)

10.93

Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co‑ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on September 17, 2015)

10.94

Credit Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc. as Parent, Gener8 Maritime Subsidiary VII Inc. as Borrower, the lenders party thereto, and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on October 27, 2015)

10.95

Amendment No. 5 and Consent to the Note and Guarantee Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on October 27, 2015)

10.96

Shipbuilding Contract Novation Agreement dated September 2, 2015 by and between Daewoo Shipbuilding & Marine Engineering Co., Ltd., as Builder, STI Glasgow Shipping Company Limited, as Original Buyer and Gener8 Neptune LLC, as New Buyer to Shipbuilding Contract, dated December 13, 2013 by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.97

Corporate Guarantee, dated as of September 2, 2015 by Gener8 Maritime, Inc. in favor of Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.98

Supplemental Letter, dated as of September 7, 2015, by The Export-Import Bank of Korea, in respect of Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor Gener8 Neptune LLC by The Export-Import Bank of Korea (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.99

Pool Participation Agreement, dated as of September 3, 2015, by and between VL8 Pool Inc. and Gener8 Neptune LLC with respect to the “Gener8 Neptune” (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.100

Pool Participation Agreement, dated as of October 22, 2015, by and between VL8 Pool Inc. and Gener8 Strength LLC with respect to the “Gener8 Strength” (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.101

Amending and Restating Deed, dated as of June 29, 2016, by and among the Parent Guarantor, GNRT Sub VII, the Original Owner Guarantors, the Global Co‑Ordinators, the Bookrunner, the ECA Agent, the Facility Agent, the Security Agent, CEXIM, the Mandated Lead Arrangers, the Lenders, the Hedge Counterparties and the companies listed therein as additional owner guarantors (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on June 30, 2016)

10.102

Amendment No. 6 to the Note and Guarantee Agreement, dated as of December 2, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 7, 2015)

10.103

Pool Participation Agreement, dated as of December 18, 2015, by and between VL8 Pool Inc. and Gener8 Andriotis LLC with respect to the “Gener8 Andriotis” (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.104

Supplemental Agreement entered into on December 28, 2015 to the Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc. as Borrower; The Companies listed in Part A of Schedule 1 as joint and several Owner Guarantors and joint and several Hedge Guarantors; Gener8 Maritime, Inc. as Parent Guarantor; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch as Global Co-ordinators; Citibank, N.A. as Bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch as Mandated Lead Arrangers; The Banks and Financial Institutions listed in Part B of Schedule 1 as Original Lenders; The Banks and Financial Institutions listed in Part C of Schedule 1 as Hedge Counterparties; Citibank, N.A., London Branch as ECA Co‑ordinator and ECA Agent; and Nordea Bank Finland Plc, New York Branch as Facility Agent and Security Agent. (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.105

Amendment No. 7 and Waiver to the Note and Guarantee Agreement, dated as of February 17, 2016, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.106

Shipbuilding Contract Novation Agreement dated January 8, 2016 by and between Hyundai Samho Heavy Industries Co., Ltd., as Builder, STI Cavaliere Shipping Company Limited, as Original Buyer and Gener8 Constantine LLC, as New Buyer to Shipbuilding Contract, dated December 20, 2013 by and between STI Cavaliere Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd., with respect to Hull No. S777 (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.107

Performance Guarantee, dated as of January 8. 2016 by Gener8 Maritime, Inc. in favor of Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S777 (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.108

Form of Indemnification Agreement between Gener8 Maritime, Inc. and each of its directors and executive officers (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on March 6, 2017)**

10.109	Form of 2016 Director Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan**
10.110

Form of Stock Option Agreement with respect to grants of options to purchase common stock of the Company pursuant to the Company’s 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on January 9, 2017)**

10.111

Agreement dated November 28, 2016 by and between Gener8 Maritime Subsidiary Inc., as Buyer and Hyundai Samho Heavy Industries Co., LTD., as Builder to amend the Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S771

10.112

Amendment No. 1, dated October 20, 2016, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on November 14, 2016)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Gener8 Maritime, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101

The following materials from Gener8 Maritime, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*    Furnished Herewith

**  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10‑K pursuant to Item 15(b)