Form 10-Q
period 2017-03-31
Gener8 Maritime, Inc.
filed 2017-05-09
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 5, 2017:

Common Stock, par value $0.01 per share 82,960,194 shares

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

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

March 31, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,366	$94,681
Due from charterers, net	3,828	2,048
Due from Navig8 pools, net	54,367	60,750
Assets held for sale	20,580	30,195
Derivative financial instruments - current	674	—
Prepaid expenses and other current assets	26,463	27,611
Total current assets	249,278	215,285
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $213,541 and $197,521, respectively	2,679,205	2,523,710
Vessels under construction	60,014	177,133
Other fixed assets, net	4,622	4,430
Deferred drydock costs, net	12,260	12,714
Working capital at Navig8 pools	33,800	33,100
Restricted cash	1,458	1,457
Derivative financial instruments - non-current	19,168	19,585
Other noncurrent assets	5,052	5,255
Total noncurrent assets	2,815,579	2,777,384
TOTAL ASSETS	$3,064,857	$2,992,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,379	$33,991
Long-term debt, current portion	172,139	181,023
Derivative financial instruments - current	125	1,552
Total current liabilities	194,643	216,566
NONCURRENT LIABILITIES:
Long-term debt	1,463,190	1,400,928
Less unamortized discount and debt financing costs	(61,328)	(63,146)
Long-term debt less unamortized discount and debt financing costs	1,401,862	1,337,782
Other noncurrent liabilities	977	910
Total noncurrent liabilities	1,402,839	1,338,692
TOTAL LIABILITIES	1,597,482	1,555,258
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,960,194 shares at March 31, 2017 and December 31, 2016	830	830
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at March 31, 2017 and December 31, 2016	—	—
Paid-in capital	1,517,439	1,515,362
Accumulated deficit	(69,251)	(96,115)
Accumulated other comprehensive income	18,357	17,334
Total shareholders’ equity	1,467,375	1,437,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,064,857	$2,992,669

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2017 AND 2016

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016
VOYAGE REVENUES:
Navig8 pool revenues	$118,369	$113,031
Time charter revenues	—	7,231
Spot charter revenues	4,647	3,782
Total voyage revenues	123,016	124,044

OPERATING EXPENSES:
Voyage expenses	1,960	2,357
Direct vessel operating expenses	28,762	24,529
Navig8 charterhire expenses	6	3,270
General and administrative	8,426	8,088
Depreciation and amortization	27,694	17,481
Loss on disposal of vessels, net	9,843	135

Total operating expenses	76,691	55,860

OPERATING INCOME	46,325	68,184

OTHER EXPENSES:
Interest expense, net	(20,051)	(7,295)
Other financing costs	(52)	(2)
Other income (expense), net	642	(29)
Total other expenses	(19,461)	(7,326)
NET INCOME	$26,864	$60,858

INCOME PER COMMON SHARE:
Basic	$0.32	$0.74
Diluted	$0.32	$0.74

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE three MONTHS ENDED March 31, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2017	2016

Net income	$26,864	$60,858
Other comprehensive income:
Gain recognized in other comprehensive income on derivative	196	—
Loss recognized in net income on derivative	827	—
Foreign currency translation adjustments	—	63
Comprehensive income	$27,887	$60,921

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE three MONTHS ENDED March 31, 2017

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	60,858	—	60,858
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	1,428	—	—	1,428
Balance as of March 31, 2016	$827	$1,511,116	$(102,563)	$730	$1,410,110

Balance as of December 31, 2016	$830	$1,515,362	$(96,115)	$17,334	$1,437,411
Net income	—	—	26,864	—	26,864
Gain recognized in other comprehensive income on derivative	—	—	—	196	196
Loss recognized in net income on derivative	—	—	—	827	827
Stock-based compensation	—	2,077	—	—	2,077
Balance as of March 31, 2017	$830	$1,517,439	$(69,251)	$18,357	$1,467,375

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three MONTHS ENDED March 31, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Period Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,864	$60,858
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of vessels, net	9,843	135
Payment-in-kind interest expense	4,672	4,242
Depreciation and amortization	27,694	17,481
Amortization of fair value of related-party chartered-in vessel	—	427
Amortization of deferred financing costs and senior notes	3,420	2,573
Net unrealized gain on derivative financial instrument	(662)	—
Stock-based compensation expense	2,077	1,428
Provision for bad debts	(323)	1,864
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(1,457)	5,238
(Decrease) increase in due from Navig8 pools	6,383	(8,452)
Decrease in prepaid expenses and other current and noncurrent assets	1,084	60,448
Increase in working capital at Navig8 pools	(700)	(967)
Decrease in accounts payable and other current and noncurrent liabilities	(6,862)	(9,621)
Deferred drydock costs incurred	(1,187)	(790)
Net cash provided by operating activities	70,846	134,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(96,924)	(338,684)
Payment of capitalized interest	(669)	(6,872)
Proceeds from sale of vessels, net	30,195	16,925
Purchase of vessel improvements and other fixed assets	(2,038)	(2,240)
Net cash used in investing activities	(69,436)	(330,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	100,131	244,083
Repayments of credit facilities	(51,425)	(43,151)
Deferred financing costs paid	(1,431)	(6,019)
Net cash provided by financing activities	47,275	194,913
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	63
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,685	(1,031)
CASH AND CASH EQUIVALENTS, beginning of period	94,681	157,535
CASH AND CASH EQUIVALENTS, end of period	$143,366	$156,504
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$9,618	$5,108

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provide international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at March 31, 2017 consisted of 41 tankers; 40 tankers in operation (24 Very Large Crude Carriers (“VLCCs”), 10 Suezmax tankers, four Aframax tankers, two Panamax tankers), and one newbuilding VLCCs under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

As of March 31, 2017, the Company employed all of its VLCC, Suezmax and Aframax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of March 31, 2017. See Note 14, Related Party Transactions, for a description of the pool arrangements with these related parties.

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2016, which provides a more complete understanding of our accounting policies. The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying unaudited interim financial statements, which conform to accounting principles generally accepted in the United States of America, were included in our 2016 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. During the first quarter of 2017, the Company adopted ASU 2016-09 with no effect of the adoption on its consolidated financial statements and related disclosure.

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The requirements of this standard include an increase in required disclosures. The Company has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company does not anticipate any effect from adopting this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on the Company’s statements of consolidated cash flows. As of March 31, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of March 31, 2017 and December 31, 2016. The Company does not anticipate any material effect from adopting this standard on its consolidated financial statements and related disclosures.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $0 and $4.9 million for the periods ended March 31, 2017 and December 31, 2016, respectively. Capitalized interest amounted to $1.4 million for the three months ended March 31, 2017, of which $0.7 million has not been paid out as of March 31, 2017 (which is included in long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $9.8 million for the three months ended March 31, 2016.

3. INCOME PER COMMON SHARE

The computation of basic income per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted net income per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted net income per common share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic net income per share:
Numerator:
Net Income	$26,864	$60,858
Denominator:
Weighted-average shares outstanding, basic	82,960	82,680

Basic net income per share	$0.32	$0.74

Diluted net income per share:
Numerator:
Net Income	$26,864	$60,858
Denominator:
Weighted-average shares outstanding, basic	82,960	82,680
Add:
Restricted stock units	—	—
Stock options	31	—
Weighted-average shares outstanding, diluted	82,991	82,680

Diluted net income per share	$0.32	$0.74

Options to purchase 309,296 shares of common stock, which expired on May 7, 2017, were excluded from the above calculation for the three months ended March 31, 2017 and 2016, because the impact is anti-dilutive. Options to purchase 13,420 shares of common stock, which will expire on July 8, 2017, were also excluded from the above calculation for the three months ended March 31, 2017 and 2016, because certain market conditions have not been met.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will generally vest in tranches on December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. As of March 31, 2017, 44,919 RSUs were forfeited and 635,518 shares are remaining to be issued in future years, following the vesting date for each increment.

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

For the three months ended March 31, 2017 and 2016, weighted-average RSUs outstanding of 755,187 and 1,044,196, respectively, were excluded in determining the diluted net income per share, because the impact is anti-dilutive.

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the

Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options, pursuant to the Company’s amended 2012 Equity Incentive Plan. Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options granted were included in determining the diluted net income per share for the three months ended March 31, 2017. See Note 15, Stock Based Compensation, for more details.

4. ASSETS HELD FOR SALE

As of March 31, 2017, the Company classified the Gener8 Daphne and Gener8 Elektra as Current assets - held for sale, in the consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. These vessels were written down to their fair value, less cost to sell, to $10.3 million for each vessel in the consolidated balance sheet. As a result of the expected sale, the Company recorded a loss of $4.9 million, for each vessel, as Loss on disposal of vessels, net, in the three months ended March 31, 2017 consolidated statement of operations. The Gener8 Daphne and Gener8 Elektra vessels are expected to be sold during the second quarter of 2017.

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets - held for sale, in the consolidated balance sheet, as all the criteria of ASC 360-10 have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, to $30.2 million in the consolidated balance sheet. As a result of the expected sale in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, in the 2016 consolidated statement of operations. The Gener8 Ulysses vessel was sold during the first quarter of 2017.

5. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the three months ended March 31, 2017, the Company took delivery of the following 2017-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

		Borrowings to
Vessel Name	Date of Delivery	Fund Vessel's Delivery (1)	Credit Facility
		(Dollars in thousands)
Gener8 Hector	January 6, 2017	$49,500	Korean Export Credit Facility
Gener8 Ethos	March 9, 2017	50,631	Korean Export Credit Facility

(1)	Amounts reflect the borrowings incurred under the Korean Export Credit Facility to fund the delivery of the indicated newbuilding. For more information see Note 10, LONG-TERM DEBT.

Disposal of Vessels

As of December 31, 2016, the Company classified the Gener8 Ulysses as held for sale in the consolidated balance sheet. On February 1, 2017, the sale was finalized and the Company received $30.5 million in cash and paid $0.3 million of commissions related to its sale. The Company used the net proceeds to repay $20.0 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. In connection with the sale, this vessel was written down to its fair value, less the costs associated with its sale, to $30.2 million in the consolidated balance sheet. As a result of the sale of this vessel in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, in the 2016 consolidated statement of operations.

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

On August 8, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million in gross proceeds. On August 25, 2016, the sale was finalized and the Company recorded a net loss of $7.3 million, which is included in Loss on vessel disposal, net on the condensed consolidated statement of operations. The Company used the net proceeds to repay $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 22, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million in gross proceeds. On August 5, 2016, the sale was finalized and the Company recorded a net loss of approximately $3.2 million, which is included in Loss on vessel disposal, net on the condensed consolidated statement of operations. The Company used the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Bunkers and lubricants	$7,533	$7,522
Insurance claims receivable	4,691	5,047
Prepaid insurance	3,529	3,185
Other	10,710	11,857
Total	$26,463	$27,611

Insurance claims receivable consists substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of March 31, 2017 and December 31, 2016, the portion of insurance claims receivable not expected to be collected within one year of $0.4 million and $0.6 million, respectively, is included in Other noncurrent assets on the condensed consolidated balance sheets.

For the three months ended March 31, 2017, Other primarily represents $4.1 million of advances to our third‑party technical managers and the working capital due from Navig8 associated with the Gener8 Daphne and Gener8 Elektra, of $0.7 million for each vessel, related to their treatment as vessels held for sale (see Note 4,  Assets HELD for sale). For the year ended December 31, 2016, Other primarily represents $4.7 million of advances to our third‑party technical managers and the working capital due from Navig8 associated with the Gener8 Spyridon and Gener8 Ulysses, of $0.9 million and $1.0 million, respectively, related to their treatment as vessels held for sale.

7. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

	March 31, 2017	Three Months Ended March 31, 2017 Activities	December 31, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$—	$162,683
Installment and supervision payments	579,818	—	579,818
Others	5,214	—	5,214
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—	435,417
Acquisition-related costs	10,295	—	10,295
Installment and supervision payments	936,544	95,711	840,833
Accrued milestones and supervision payments	—	(5,368)	5,368
Others	15,350	1,212	14,138
Fair value of 2015 Warrant Agreement assumed	3,381	—	3,381
Fair value of 2015 Stock Options assumed	39	—	39
Capitalized interest	73,137	1,406	71,731
Vessel deliveries	(2,161,864)	(210,080)	(1,951,784)
Total	$60,014	$(117,119)	$177,133

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

As of December 31, 2016, the Company took delivery of all the 2014 Acquired VLCC Newbuildings.

During the three months ended March 31, 2017 and in accordance with their newbuilding contracts, two of the 2015 Acquired VLCC Newbuildings were delivered to the Company and the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund these deliveries. See Note 5, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the three months ended March 31, 2017. See Note 14, LONG TERM DEBT, for additional and available borrowings.

8. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Escrow deposits	$38	$38
Working capital for 2011 VLCC pool	1,900	1,900
Long-term due from charters	1,547	1,546
Fresh start lease asset	1,149	1,183
Insurance claims	418	588
Total	$5,052	$5,255

Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. See Note 16, commitments and contingencies for more details.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Accounts payable	$10,327	$6,821
Accrued milestone and supervision payments	—	5,368
Accrued operating expenses	9,759	16,990
Accrued administrative expenses	1,105	2,767
Accrued interest	1,188	2,045
Total	$22,379	$33,991

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC newbuildings. During the three months ended March 31, 2017, the Company paid $5.4 million of milestone and supervision installments that was accrued as of December 31, 2016.

10. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Refinancing Facility	$362,807	$408,337
Korean Export Credit Facility	758,699	658,568
Senior Notes	179,276	174,604
Amended Sinosure Credit Facility	334,547	340,442
Total	1,635,329	1,581,951
Less: current portion of long-term debt	(172,139)	(181,023)
Less: unamortized discount and debt financing costs	(61,328)	(63,146)
Long-term debt less unamortized discount and debt issuance cost	$1,401,862	$1,337,782

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

During the three months ended March 31, 2017, the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund the deliveries of Gener8 Hector and Gener8 Ethos. As of March 31, 2017, the Company has an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions set forth in the applicable senior secured credit facilities) for the purpose of financing one future delivery of VLCC newbuilding vessel with remaining installment payments of $48.2 million are due in 2017.

The delivery of this remaining VLCC newbuilding may occur after June 29, 2017, which is the last date on which the Company is permitted to borrow under the Korean Export Credit Facility. As such, the Company is seeking an amendment of the Korean Export Credit Facility to extend this date through September 30, 2017, which will require the consent of all of the Company’s lenders under this credit facility.

In connection with the sale of one vessel (Gener8 Ulysses) during the three months ended March 31, 2017, the Company repaid $20.0 million of borrowings under the Refinancing Facility.

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility (the “Refinancing Facility”), by and among the Company’s wholly-owned subsidiary, Gener8 Maritime Subsidiary II Inc. (“Gener8 Maritime Sub II”), the Company, as parent, the lenders party thereto, and Nordea Bank Finland, PLC, New York Branch as Facility Agent and Collateral Agent in order to refinance the $508M Credit Facility and the $273M Credit Facility. The Refinancing Facility provided for term loans up to the aggregate approximate amount of $581.0 million, which were fully drawn on September 8, 2015. The loans under the Refinancing Facility will mature on September 3, 2020.

The Refinancing Facility bears interest at a rate per annum based on the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility and related credit documents, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount.

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 20 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of March 31, 2017, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 4 VLCCs, 10 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels.

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

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The borrower under the Korean Export Credit Facility is Gener8 Maritime Subsidiary VIII Inc. (“Gener8 Maritime Sub VIII”), the Company’s wholly owned subsidiary, and the Korean Export Credit Facility is guaranteed by the Company and vessel-owning subsidiaries owned by Gener8 Maritime Sub VIII. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure

Tranche”). As of March 31, 2017, up to approximately $63.0 million in aggregate was available (subject to borrowing limits and conditions) to borrow under this facility to fund the remaining installment payment for the one remaining vessel.

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

Each Korean Vessel Loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that Korean Vessel Loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that Korean Vessel Loan. KEXIM and K-Sure have the option of requiring prepayment of their respective tranches if the Commercial Tranche is not, upon its termination date, fully refinanced or renewed by the commercial lenders. Upon exercise of such option, all outstanding amounts under the relevant tranche must be repaid on the final repayment date in respect of the Commercial Tranche. Repayment dates are each date that a repayment installment is required to be made, on March 31, June 30, September 30, and December 31 of the applicable year.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility.

On March 24, 2017, the Company amended the Korean Export Credit Facility to change the dates on which amortization payments are due to the 15th day of each of April, July, October and January.

Amended Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company and vessel-owning subsidiaries owned by Gener8 Maritime Subsidiary VII. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility (the “Amended Sinosure Credit Facility”) to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of March 31, 2017, the Amended Sinosure Credit Facility funded the delivery of five VLCC newbuildings and refinanced a credit facility. The Amended Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million. As of March 31, 2017, $334.5 million of borrowings were outstanding under the Amended Sinosure Credit Facility, and no further borrowings were available under this facility.

Each loan under the Amended Sinosure Credit Facility is referred to herein as a “Sinosure Vessel Loan.” Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a Sinosure Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Amended Sinosure Credit Facility.

The Company is obligated to repay each Sinosure Vessel Loan in equal consecutive quarterly installments (excluding a final balloon payment equal to 20% of the applicable loan), each in an amount equal to 1 2/3% of such loan, on each of March 21, June 21, September 21 and December 21 until the loan’s maturity date. On the respective maturity date, the Company is obligated to repay the remaining amount that is outstanding under each Sinosure Vessel Loan. The Company is also required to prepay the Sinosure Vessel Loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel and, upon election by The Export-Import Bank of China and one other lender, upon a change of control of the Company.

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of March 31, 2017 and December 31, 2016, the discount on the Senior Notes was $4.6 million and $4.9 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Refinancing Facility (1)	$(4,344)	$(5,766)
Korean Export Credit Facility (1)	(6,108)	(1,724)
Senior Notes	(4,918)	(4,296)
Amended Sinosure Credit Facility (1) (2)	(2,790)	(875)
Amortization of deferred financing costs and other	(3,173)	(2,573)
Capitalized interest	1,406	9,847
Commitment fees	(275)	(1,933)
Interest income	151	25
Interest expense, net	$(20,051)	$(7,295)

(1)	Amounts include interest rate swaps settlements.
(2)	Sinosure Credit Facility was amended on June 29, 2016.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of March 31, 2017, the Company was in compliance with all such covenants that were in effect on such date.

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

11. financial instruments

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap agreements having amortizing notional amounts to hedge a portion of the London Interbank Offered Rate (“LIBOR”) floating rate interest expense on the Company’s credit facilities as discussed in Note 10, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. The applicable period, LIBOR rate and notional amounts are identified in the table below. As described below, in December 2016, the Company modified two interest rate swap agreements hedging the Refinancing Facility.

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

In December 2016, the principal and interest repayment dates under the Refinancing Facility were modified and the payment dates on the two related swap agreements were similarly modified. The revised swaps were dedesignated and the revised swaps were simultaneously redesignated with no interruption in hedge accounting. The effective gain on the swaps was recorded in Accumulated other comprehensive income/loss and is reclassified to interest expense as the hedged interest expense is incurred. The ineffective portion of the gain was recorded in earnings. All future effective changes in fair value will continue to be recognized in other Accumulated other comprehensive income/loss and all ineffective changes will continue to be recognized in earnings.

On April 10, 2017, the Company modified all of its interest rate swaps agreements. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. See Note 17, SUBSEQUENT EVENTS, for more details.

Amounts in Accumulated other comprehensive loss expected to be reclassified into earnings in the next 12 months are $0.2 million. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap agreements is required to be recognized in earnings. As of March 31, 2017, the Company’s interest rate swap agreements were highly effective; during the three months ended March 31, 2017, hedge ineffectiveness of $0.7 million was recognized in earnings (included in Other income (expense), net in the consolidated statement of operation).

At March 31, 2017, the Company was a party to the following interest rate swaps, which are intended to be cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility (dollars in thousands):

	March 31, 2017
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date (2)	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$171,197	12/22/2016	9/3/2020	Level 2	1.0051%	1 mo. LIBOR
Refinancing Facility	42,799	12/30/2016	9/3/2020	Level 2	1.0016%	1 mo. LIBOR
Korean Export Credit Facility (1)	544,670	6/30/2016	9/30/2020	Level 2	1.2970%	3 mo. LIBOR
Korean Export Credit Facility (1)	102,126	6/30/2016	9/30/2020	Level 2	1.3370%	3 mo. LIBOR
Korean Export Credit Facility (1)	34,042	6/30/2016	9/30/2020	Level 2	1.3075%	3 mo. LIBOR
Sinosure Credit Facility	229,355	6/21/2016	3/21/2022	Level 2	1.4100%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $333.9 million under the three interest rate swaps has increased up to the maximum aggregate notional amount of $680.8 million in order to effectively fix the interest rate on the target percentage of expected borrowings, since additional loans under the Korean Export Credit Facility were fully drawn as expected. The swap notional will amortize down hereafter.

(2)

As described above, after this date, these swaps effectively fix the interest rate on approximately 5% of the aggregate variable interest rate borrowings of the applicable credit facility through February 20, 2029 in the case of the Korean Export Credit Facility and May 6, 2028 in the case of the Amended Sinosure Credit Facility.

The tables below provide quantitative information about the impact of derivatives on the Company’s balance sheet and statement of operations (dollars in thousands):

		March 31, 2017			December 31, 2016
	Balance Sheet	Fair Value of Derivatives			Fair Value of Derivatives
	Location	Asset	Liability		Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current assets	$674	$		$—	$—
Interest rate swap contracts - non-current	Non-current assets	19,168		—	19,585	—
Interest rate swap contracts - current	Current liabilities	(125)		—	(1,552)	—
Total derivatives designated as hedging instruments		$19,717		$—	$18,033	$—

	Offsetting of Derivative Assets
	March 31, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$16,970	$125	$17,095	$(125)	$—	$16,970
Counterparty 2	1,117	—	1,117	—	—	1,117
Counterparty 3	1,630	—	1,630	—	—	1,630
Total	$19,717	$125	$19,842	$(125)	$—	$19,717

	Offsetting of Derivative Assets
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$15,577	$1,314	$16,891	$(1,314)	$—	$15,577
Counterparty 2	975	80	1,055	(80)	—	975
Counterparty 3	1,481	158	1,639	(158)	—	1,481
Total	$18,033	$1,552	$19,585	$(1,552)	$—	$18,033

	Offsetting of Derivative Liabilities
	March 31, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(125)	$(125)	$125	$—	$—
Counterparty 2	—	—	—	—	—	—
Counterparty 3	—	—	—	—	—	—
Total	$—	$(125)	$(125)	$125	$—	$—

	Offsetting of Derivative Liabilities
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(1,314)	$(1,314)	$1,314	$—	$—
Counterparty 2	—	(80)	(80)	80	—	—
Counterparty 3	—	(158)	(158)	158	—	—
Total	$—	$(1,552)	$(1,552)	$1,552	$—	$—

The following table provides the effect of derivatives on the statements of operations for the period ended March 31, 2017 (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Location of Gain	Three Months Ended
Derivatives in Cash Flow	from AOCI to	(Loss) Recognized	March 31,
Hedging Relationships	Income	on Derivatives	2017	2016
Interest rate swap contracts (Effective Portion)
Amount of gain / (loss) recognized in OCI on derivatives	Interest Expense, net		$196	$—
Amount of gain / (loss) reclassified from AOCI into income on derivatives	Interest Expense, net		(827)	—

Interest rate swap contracts (Ineffective Portion)
Amount of gain / (loss) recognized in income on derivatives		Other expense, net	$683	—

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$143,366	$143,366	$94,681	$94,681
Restricted cash	1,458	1,458	1,457	1,457
Long-term debt, including current portion, excluding discount	1,635,329	1,623,487	1,581,951	1,564,364

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

Restricted cash:  The carrying amounts of the Company’s other financial instruments at March 31, 2017 and December 31, 2016 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Amended Sinosure Credit Facility as of March 31, 2017 and December 31, 2016 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 3.75%.

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

Assets held for sale:  As of March 31, 2017, the Company classified the Gener8 Daphne and Gener8 Elektra as Current assets – assets held for sale, in the consolidated balance sheet. The Gener8 Daphne and Gener8 Elektra vessels are expected to be sold during the second quarter of 2017. As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets – assets held for sale, in the consolidated balance sheet. The vessel was subsequently sold during the first quarter of 2017. The fair value of a vessel held for sale during the three months ended March 31, 2017 and December 31, 2016 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	March 31, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$20,580	$20,580	$—	$30,195	$30,195	$—

The following table summarizes the valuation of liabilities measured on a recurring basis (dollars in thousands):

	March 31, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$19,842	$19,842	$—	$19,585	$19,585	$—
Interest rate swaps - Liabilities	125	125	—	1,552	1,552	—

13. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $0.2 million per month. During the three months ended March 31, 2017 and 2016, the Company recorded expense associated with this lease of $0.5 million and $0.5 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2017— $1.1 million (from April 1, 2017 to December 31, 2017), 2018— $1.5 million, 2019— $1.5 million, 2020—$1.7 million, 2021—$2.2 million and thereafter—$8.2 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of March 31, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of March 31, 2017 and December 31, 2016.

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

The Company’s relevant newbuilding and vessel owning subsidiaries have entered into pool agreements with VL8 Pool, Inc. for the Company’s existing and newbuilding VLCC vessels and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the Suez8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool. In addition, for the vessels in the VL8 Pool and Suez8 Pool, VL8 Pool Inc. incurs a commercial management fee charged by a related party equal to 1.25% of all hire revenues, which is deducted from distribution to pool participants. For the vessels in the V8 Pool, V8 Pool Inc. incurs a commercial management fee charged by a related party equal to 2.0% of all hire revenues, which is deducted from distribution to pool participants.

Navig8 Pools

As of March 31, 2017, 24 of the Company’s VLCC vessels have entered into the VL8 Pool, ten of the Company’s Suezmax vessels have entered into the Suez8 Pool and four of the Company’s Aframax vessels have entered into the V8 Pool.

During the three months ended March 31, 2017 and 2016, the Company earned net pool distributions of $118.4 million (which is comprised of $90.5 million from VL8 Pool, $22.3 million from Suez8 Pool and $5.6 million from V8 Pool) and $109.1 million (which is comprised of $62.5 million from VL8 Pool, $37.4 million from Suez8 Pool and $9.2 million from V8 Pool), respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the consolidated statement of operations.

As of March 31, 2017 and December 31, 2016, a balance of $54.4 million ($36.7 million from VL8 pool, $14.6 million from Suez8 pool and $3.1 million from V8 pool) and $60.7 million ($40.9 million from VL8 pool, $16.1 million from Suez8 pool and $3.7 million from V8 pool), respectively, is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. Navig8 charterhire expenses during the three months ended March 31, 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses for the three months ended March 31, 2016 were $3.3 million and is included in Navig8 charterhire expenses on the consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

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

As of March 31, 2017, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $33.8 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. Additionally, as of March 31, 2017, the working capital associated with the Gener8 Daphne and Gener8 Elektra, two vessels classified as assets held for sale during the first quarter of 2017, was $0.7 million for each vessel, and is included in Prepaid expenses and other current assets on the consolidated balance sheet.

As of December 31, 2016, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $33.1 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. Additionally, as of December 31, 2016, the working capital associated with the

Gener8 Spyridon and Gener8 Ulysses, two vessels sold during the first quarter of 2017, was $0.9 million and $1.0 million, respectively, and is included in Prepaid expenses and other current assets on the consolidated balance sheet.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three months ended March 31, 2017 and 2016, the Company recorded supervision fees of $0.5 million and $0.3 million, respectively. These amounts are included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of March 31, 2017 and  December 31, 2016, $0.3 million and $1.3 million, respectively, remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three months ended March 31, 2017 and 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million and $0.3 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. A payable balance of $0.1 million remained outstanding as of March 31, 2017 and December 31, 2016.

Other Related Party Transactions

During the three months ended March 31, 2017 and 2016, the Company incurred office expenses totaling approximately $1 thousand and $2 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of March 31, 2017 and December 31, 2016, a balance due from Mr. Georgiopoulos of approximately $5 thousand and $4 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $0 and $24 thousand, during the three months ended March 31, 2017 and 2016, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. During the three months ended March 31, 2016, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of March 31, 2017 and December 31, 2016, no balance was due from Genco. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $1.4 million and $1.1 million, during the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and December 31, 2016, a balance of $0.7 million and $1.0 million, respectively, remains outstanding. Mr. Georgiopoulos is the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, is on the board of directors of Aegean. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended March 31, 2017 and 2016, for $55 thousand and $51 thousand, respectively. As of March 31, 2017 and December 31, 2016, no balance remains outstanding in either period.

The Company provided office space and other office expenses to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $24 thousand and $17 thousand, during the three months ended March 31, 2017 and 2016, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of March 31, 2017 and December 31, 2016, a balance of $4 thousand and $0.1 thousand, respectively remains outstanding.

Amounts due from the related parties described above as of March 31, 2017 and December 31, 2016 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); and amounts due to the related parties described above as of March 31, 2017 and December 31, 2016 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

15. STOCK‑BASED COMPENSATION

Stock Options

2017 Stock Options

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

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares of Navig8 common stock at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. The Company also agreed to treat the option agreement as exercisable through July 8, 2017. The fair value of the stock option was calculated by using the Black-Scholes option pricing model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction.

During the three months ended March 31, 2017, the Company valued the granted options using “Black Scholes Model” and recorded approximately $1.3 million of related compensation expense, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. In accordance with FASB ASC Topic 718, the Company used the following assumptions for the Black Scholes Model: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executives will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting. There were no such expense during the three months ended March 31, 2016.

The following table summarizes certain information of the stock options outstanding as of March 31, 2017:

	Options Exercisable,
	March 31, 2017
		Weighted	Weighted Average
	Number of	Average	Remaining
Exercise Price	Options	Exercise Price	Contractual Life (years)
	(‘000)
$4.69	525	$4.69	7.0
$15.09	13	15.09	0.3

Restricted Stock Units

2016 Restricted Stock Units

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 restricted stock units (“RSUs”). The RSUs, which were valued at $6.26 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the RSU’s grant date, subject to continued service with the Company through the applicable vesting date.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net income per share for the three months ended March 31, 2017 and 2016 (see Note 3, INCOME PER COMMON SHARE). As of March 31, 2017, 44,919 RSUs have been forfeited and 635,518 shares remain to be issued in future years, following the vesting date for each increment.

Stock options granted to management prior to the IPO under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $22.0 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and are amortized over the vesting period using a graded amortization schedule.

For the three months ended March 31, 2017 and 2016, compensation expense was $0.8 million and $1.4 million, respectively, in connection with the RSUs is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes certain information of the outstanding unvested and vested RSUs as of March 31, 2017:

Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	RSU's	Price	Term (years)
(‘000)
Outstanding, December 31, 2016	635
Granted	—
Vested	—
Forfeited	—
Outstanding, March 31, 2017	635	—	2

16. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 13, Lease commitments, for lease commitments

2011 VLCC POOL DISPUTE

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to London arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified and the amount of the counterclaim cannot be reasonably estimated at this time. Submissions in this arbitration have closed.

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

As of both March 31, 2017 and December 31, 2016, an amount due from the 2011 VLCC Pool and the Atlas charter dispute of $3.4 million was included in Other assets (noncurrent).

17. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2017 for recognition or disclosure purposes. Based on this evaluation, from March 31, 2017 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Sale of Vessels

On May 2, 2017 the Company entered into agreements for the sale of the 2016-built VLCC tankers Gener8 Theseus and Gener8 Noble for $81.0 million in gross proceeds for each vessel. The sales are expected to be finalized during the third quarter of 2017. The Company intends to use the net proceeds from the sale of the Gener8 Theseus and Gener8 Noble to repay approximately $50.1 million and $50.4 million, respectively, for the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with these vessels and for general corporate purposes.

Interest Rate Swap Modification Agreements

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. Subsequent to March 31, 2017 and in connection with the modifications, a total payment of $18.2 million was made by the swap counterparties, mentioned below, to the Company.

Interest Rate Swap Transactions under Refinancing Facility

On May 2, 2016, the Company, entered into interest rate swap transactions with each of Citibank, N.A. and Skandinaviska Enskilda Banken AB (publ) (collectively, the “Refinancing Swap Counterparties”) having an initial amortizing aggregate notional amount of $256.8 million, a Termination Date of September 3, 2020 and a fixed rate of 0.9935%. On April 10, 2017, the Company modified the agreement and increased the effective fixed rate to 1.6576% and decreased the aggregate amortizing notional amount to $118.5 million as of that date, and included other conforming and technical changes. In connection with the modifications, payments totaling $2.7 million were made by the Refinancing Swap Counterparties to the Company.

Interest Rate Swap Transactions under Korean Export Credit Facility

On May 2, 2016, the Company entered into interest rate swap transactions with each of ABN AMRO Bank N.V., Citibank, N.A., and Skandinaviska Enskilda Banken AB (publ) (collectively, the “KEXIM Swap Counterparties”) having an initial amortizing aggregate notional amount of $333.9 million, a Termination Date of February 20, 2029 and a fixed rate of 1.3073%. The initial aggregate notional amount was scheduled to increase to a maximum aggregate notional amount of $680.8 million. On April 10, 2017, the Company modified the agreement and increased the effective fixed rate to 1.841% and decreased the aggregate amortizing notional amount to $599.4 as of that date, and included other conforming and technical changes. The modifications also changed the Termination Date to September 30, 2020, eliminating the period during which 5% of the variable interest rate borrowings expected to be outstanding under the Korean Export Facility would be hedged at a fixed rate. In connection with the modifications, payments totaling $10.4 million were made by the Kexim Swap Counterparties to the Company.

Interest Rate Swap Transaction under Sinosure Credit Facility

On May 2, 2016, the Company, entered into an interest rate swap transaction with Citibank, N.A., London Branch having an initial amortizing notional amount of $241.6 million, a Termination Date of May 6, 2028 and a fixed rate of 1.410%. On April 10, 2017, the Company modified the agreement and increased the fixed rate to 2.047% and increased the aggregate amortizing notional amount to $328.7 million as of that date, and included other conforming and technical changes. The modifications also changed the Termination Date to March 21, 2022, eliminating the period during which 5% of the variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility would be hedged at a fixed rate. In connection with the modifications, a payment of $5.1 million was made by Citibank N.A., London Branch to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers or the significant customers of the commercial pools in which we participate; (ii) changes in the values of our vessels, newbuildings or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate; (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability; (xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; (xxxiii) the failure to obtain consent from our lenders to amend the Korean Export Credit Facility to extend the period in which it is permitted to borrow under this facility through September 30, 2017, in connection with the delivery of our remaining VLCC newbuilding; and (xxxiv) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our “2016 Annual Report on Form 10-K,” and our subsequent reports on Form 10-Q and Form 8-K. Accordingly, you are cautioned not to place undue reliance on forward looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of March 31, 2017, we owned a fleet of 41 tankers, including 40 vessels on the water, consisting of 24 VLCC vessels, 10 Suezmax vessels, 4 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 9.4mm DWT, which includes 20 “eco” VLCC newbuildings delivered from 2015 through 2017 equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs, which we refer to as our “VLCC newbuildings.” During the first quarter of 2017, we took delivery of two VLCC newbuildings, and we have one additional VLCC newbuilding scheduled to be delivered during the second half of 2017. These two vessels entered the VL8 Pool upon delivery to us. As discussed below, we expect to fund a significant portion of the installment payments in respect of our remaining VLCC newbuilding through borrowings under the Korean Export Credit Facility.

As of March 31, 2017, we classified the Gener8 Daphne and Gener8 Elektra as assets held for sale. Each of these vessels were written down to their fair value, less cost to sell, to $10.3 million for each vessel. As a result of the expected sales, we recorded a loss of $9.8 million as Loss on disposal of vessels, net, in the three months ended March 31, 2017. We expect the Gener8 Daphne and Gener8 Elektra vessels sales to be finalized during the second quarter of 2017.

On May 2, 2017, we entered into agreements for the sale of the 2016-built VLCC tankers Gener8 Theseus and Gener8 Noble for $81.0 million in gross proceeds for each vessel. The sales are expected to be finalized during the third quarter of 2017. We intend to use the net proceeds from the sale of the Gener8 Theseus and Gener8 Noble to repay approximately $50.1 million and $50.4 million, respectively, for the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with these vessels and for general corporate purposes.  The sale of these vessels is subject to risks outside of our control and therefore may not be consummated.

We have a significant amount of outstanding indebtedness under our refinancing facility, the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of March 31, 2017, we owed an aggregate outstanding principal amount of $1.6 billion under our senior secured credit facilities and our senior notes. No additional amounts may be borrowed under the refinancing facility or the Amended Sinosure Credit Facility. The Korean Export Credit Facility provides up to $63.0 million in additional financing (subject to borrowing limits and other conditions set forth in the Korean Export Credit Facility) as of March 31, 2017 in connection with the delivery of one VLCC newbuilding with remaining installment payments of $48.2 million. However there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility.

The delivery of this remaining VLCC newbuilding may occur after June 29, 2017, which is the last date on which we are permitted to borrow under the Korean Export Credit Facility. As such, we are seeking an amendment of the Korean Export Credit Facility to extend this date through September 30, 2017, which will require the consent of all of our lenders under this credit facility. If we are unable to obtain this amendment, we may be required to use our available cash, if sufficient, or seek alternative financing to fund the remaining installment payments due in connection with the delivery of the VLCC newbuilding. Any alternative financing may be subject to conditions, and we may not be able to complete any alternative financing or obtain waivers or amendments from our lenders on acceptable terms or at all. See “—Liquidity and Capital Resources—Debt Financings” for more information.

On March 24, 2017, we amended the Korean Export Credit Facility to revise the dates on which amortization payments are due.

On April 10, 2017, we modified the interest rate swaps agreements that were initially entered into on May 2, 2016. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. Subsequent to March 31, 2017 and in connection with the modifications, a total payment of $18.2 million was made to us by the swap counterparties. See Note 10,  LONG TERM

DEBT, Note 11,  financial instruments and Note 17,  SUBSEQUENT EVENTS, to the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility.

For further description of our businesses, see the “Business” section found in our 2016 Annual Report on Form 10-K. You should read the following discussion in conjunction with our financial statements and related Notes included elsewhere in this Quarterly Report and in our 2016 Annual Report on Form 10-K, including the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 31, 2017, all of our owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of March 31, 2017, we employed all of our VLCCs, Suezmax and Aframax vessels on the water, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three months ended March 31, 2017 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2016 Annual Report on Form 10-K for further information regarding these pool agreements.

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

As of March 31, 2017, we have taken delivery of 20 of our VLCC newbuildings which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the one remaining VLCC newbuilding in the VL8 Pool after delivery of the vessel.

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

As of March 31, 2017, all of our vessels, with the exception of two vessels (the Gener8 Companion and Gener8 Compatriot) that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 14,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

The following table shows the calculation of net voyage revenues:

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2017	2016
Income Statement Data:
Voyage revenues	$123,016	$124,044
Voyage expenses	(1,960)	(2,357)
Net voyage revenues	$121,056	$121,687

As used in this Quarterly Report, we refer to charter hire rates as a measure of the average daily revenue performance of a vessel on a per voyage basis, determined by dividing voyage revenue by total operating days for the applicable fleet.

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2017	2016
Income Statement Data:
Voyage revenues	$123,016	$124,044
Voyage expenses	1,960	2,357
Direct vessel expenses	28,762	24,529
Navig8 charterhire expenses	6	3,270
General and administrative expenses	8,426	8,088
Depreciation and amortization	27,694	17,481
Loss on disposal of vessels, net	9,843	135
Total operating expenses	76,691	55,860
OPERATING INCOME	46,325	68,184
Interest expense, net	(20,051)	(7,295)
Other financing costs	(52)	(2)
Other (expense) income, net	642	(29)
Total other expenses	(19,461)	(7,326)
NET INCOME	$26,864	$60,858

INCOME PER COMMON SHARE:
Basic	$0.32	$0.74
Diluted	$0.32	$0.74

Weighted-average shares outstanding—basic	82,960	82,680

Weighted-average shares outstanding—diluted	82,991	82,680

	March 31,	December 31,
(dollars in thousands)	2017	2016
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$143,366	$94,681
Total current assets	249,278	215,285
Vessels, net of accumulated depreciation	2,679,205	2,523,710
Vessels under construction	60,014	177,133
Total assets	3,064,857	2,992,669
Current liabilities (including current portion of long-term debt)	194,643	216,566
Total long-term debt less unamortized discount and debt financing costs	1,401,862	1,337,782
Total liabilities	1,597,482	1,555,258
Shareholders’ equity	1,467,375	1,437,411

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$70,846	$134,864
Net cash used in investing activities	(69,436)	(330,871)
Net cash provided by financing activities	47,275	194,913

	Three Months Ended
	March 31,
(dollars in thousands except fleet data and daily results)	2017	2016
Fleet Data:
Total number of owned vessels at end of period	40	32
Total number of owned and chartered-in vessels at end of period	40	32
Average number of vessels (1)	39.5	30.7
Average number of owned and chartered-in vessels (1)	39.5	31.4
Total operating days for fleet (2)	3,510	2,822
Total time charter days for fleet	—	176
Total spot market days for fleet	173	227
Total Navig8 pool days for fleet	3,336	2,419
Total calendar days for fleet (3)	3,559	2,860
Fleet utilization (4)	98.6%	98.7%
Average Daily Results:
Time charter equivalent (5)	$34,493	$43,119
VLCC	43,143	57,490
Suezmax	25,094	37,328
Aframax	15,713	25,064
Panamax	16,595	19,448
Handymax	—	5,050

Daily direct vessel operating expenses (6)	$8,081	$8,782
Daily general and administrative expenses (7)	2,368	2,828
Total daily vessel operating expenses (8)	$10,449	$11,610

Other Data:
EBITDA (9)	$74,609	$85,634
Adjusted EBITDA (9)	$85,956	$87,661

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

Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Net income	$26,864	$60,858
Interest expense, net	20,051	7,295
Depreciation and amortization	27,694	17,481
EBITDA	74,609	85,634
Adjustments
Stock-based compensation	2,077	1,428
Loss on disposal of vessels, net	9,843	135
Other financing costs	52	2
Professional fees related to interest rate swaps	260	—
Impact of interest rate swaps fair value	(662)	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	(223)	462
Adjusted EBITDA	$85,956	$87,661

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include all accounts receivable reserves (including revenue offsets), amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Total voyage revenues.  Total voyage revenues decreased by $1.0 million, or 0.8%, to $123.0 million for the three months ended March 31, 2017, compared to $124.0 million for the prior year period. The decrease was primarily attributable to decreases in time charter revenues of $7.2 million, partially offset by increases in Navig8 pool revenues of $5.3 million and in spot charter revenues of $0.8 million and for the three months ended March 31, 2017 compared to the prior year period.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) increased by $5.3 million, or 4.7%, to $118.4 million for the three months ended March 31, 2017, compared to $113.0 million during the prior year period. This increase was primarily the result of an increase in our vessel operating days in Navig8 pools of 918 to 3,337 days for the three months ended March 31, 2017, compared to 2,419 days during the prior period. The increase in our vessel operating days was primarily the result of the deployment of 12 additional VLCC newbuilding vessels since the end of the prior year period. The increase in vessel operating days resulted in an increase in Navig8 pool revenues of approximately $32.5 million during the three months ended March 31, 2017 compared to the prior year period. The increase in Navig8 pool revenues was partially offset by a decline in our average daily Navig8 pool charter hire rates, which decreased by $11,226, or 24.0%, to $35,481 for the three months ended March 31, 2017 compared to $46,707 for the prior year period, primarily due to a decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in a decrease in Navig8 pool revenues of approximately $27.2 million for the three months ended March 31, 2017 compared to the prior year period.

Time charter revenues.  We had no time charter revenues for the three months ended March 31, 2017 compared to $7.2 million for the prior year period. The decrease was the result of the sale of our two vessels that were previously operated on time charters (the Genmar Victory and Genmar Vision) in August 2016. During the three months ended March 31, 2017, we did not operate vessels on time charter outside of the Navig8 pool.

Spot charter revenues.  Spot charter revenues increased by $0.8 million, or 22.9%, to $4.6 million for the three months ended March 31, 2017 compared to $3.8 million for the prior year period. The increase in spot charter revenues was primarily the result of an increase in our average daily spot charter hire rates, which increased by $10,125, or 60.8% to $26,785 for the three months ended March 31, 2017 compared to $16,661 for the prior year period, primarily due to the increase in rates in the spot charter market. The increase in our average daily spot charter hire rates resulted in an increase in spot charter revenues of approximately $2.2 million during the three months ended March 31, 2017 compared to the prior year period. The increase in spot charter revenues was partially offset by a decrease in our spot market days of 54 days, or 23.6%, to 173 days for the three months ended March 31, 2017 compared to 227 days for the prior year period, primarily due to the transition of our vessels from the spot market into the Navig8 pools. The decrease in our spot market days resulted in a decrease in our spot charter revenues of approximately $1.4 million for the three months ended March 31, 2017 compared to the prior year period.

Voyage expenses.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool. We incurred voyage expenses of $2.0 million for the three months ended March 31, 2017 compared to $2.4 million for the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $0.6 million, or 0.5%, to $121.1 million for the three months ended March 31, 2017 compared to $121.7 million for the prior year period. The decrease in net voyage revenues was primarily attributable to the decrease in our average daily fleet TCE rate by $8,626, or 20.0%, to $34,493 for the three months ended March 31, 2017 compared to $43,119 for the prior year period primarily due to a decrease in rates in the spot charter market. The decrease in our average daily fleet TCE rate resulted in a decrease in net voyage revenue of approximately $24.3 million during the three months ended March 31, 2017 compared to the prior year period. The decrease in net voyage revenues was partially offset by an increase in our vessel operating days by 688 days, or 24.4%, to 3,510 days, compared to 2,822 days for prior year period, as a result of the deployment of our VLCC newbuildings discussed above. The increase in our vessel operating days resulted in an increase in net voyage revenue of approximately $23.7 million during the three months ended March 31, 2017 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended March 31,
	2017	2016
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$7,143
Total	—	7,143
Spot charter:
VLCC	(96)	(1,360)
Suezmax	(203)	(661)
Aframax	108	(157)
Panamax	2,879	3,481
Handymax	(1)	211
Total	2,687	1,514
Navig8 pools:
VLCC	90,547	66,399
Suezmax	22,274	37,438
Aframax	5,548	9,194
Total	118,369	113,031
Total Net Voyage Revenue	$121,056	$121,688
Vessel operating days:
Time charter:
VLCC	—	176
Total	—	176
Spot charter:
VLCC	—	6
Panamax	173	179
Handymax	—	42
Total	173	227
Navig8 pools:
VLCC	2,097	1,074
Suezmax	880	985
Aframax	360	361
Total	3,337	2,419
Total Operating Days for Fleet	3,510	2,822
Total Calendar Days for Fleet	3,559	2,860
Fleet Utilization	98.6%	98.7%
Average Number of Owned Vessels	39.5	30.7
Average Number of Owned and Chartered-in Vessels	39.5	31.4
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$40,654
Combined	—	40,654
Spot charter:
VLCC	—	(10,005)
Panamax	16,595	19,448
Handymax	—	5,050
Combined	16,595	6,666
Navig8 pools:
VLCC	43,189	61,850
Suezmax	25,325	37,999
Aframax	15,412	27,500
Combined	35,482	46,720
Fleet TCE	$34,493	$43,119

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $4.3 million, or 17.3%, to $28.8 million for the three months ended March 31, 2017 compared to $24.5 million for the prior year period. The increase was primarily due to an increase in our average fleet size to 39.5 vessels for the three months ended March 31, 2017 from 30.7 vessels for the prior year period, and associated increases in crew costs and insurance expenses. Crew costs increased by $2.9 million, or 22.4%, to $15.4 million for the three months ended March 31, 2017, compared to $12.5 million for the prior year period, and insurance expenses increased by $0.9 million, or 34.9%, to $3.4 million for the three months ended March 31, 2017, compared to $2.5 million for the prior year period. The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $701, or 8.0%, to $8,081 per day for the three months ended March 31, 2017 compared to $8,782 per day for the prior year period, primarily as a result of lower operating costs, including crew cost, repair and maintenance and other costs, associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $2.0 million for the three months ended March 31, 2017 compared to the prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses during the three months ended March 31, 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses were $3.3 million for the three months ended March 31, 2016. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses increased by $0.3 million, or 4.2%, to $8.4 million for the three months ended March 31, 2017, compared to $8.1 million in the prior year period. The increase was primarily due to a net increase in employee compensation expense of $0.6 million during the three months ended March 31, 2017 compared to the prior year period, partially offset by a decrease of $0.3 million in legal expense and other professional fees, primarily associated with our refinancing activities as well as other matters that occurred in the prior year period.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $10.2 million, or 58.4%, to $27.7 million for the three months ended March 31, 2017 compared to $17.5 million for the prior year period. This increase in depreciation and amortization was primarily due to an increase in vessel depreciation of $10.4 million, or 66.7%, to $26.0 million for the three months ended March 31, 2017 compared to $15.6 million in the prior year period. The increase in vessel depreciation was primarily due to the increase in our fleet size during the three months ended March 31, 2017 compared to the prior year period. The increase in depreciation and amortization was offset by a decrease in amortization of drydocking costs of $0.1 million, or 8.2%, to $1.6 million for the three months ended March 31, 2017 compared to $1.7 million in the prior year period.

Loss on Disposal of Vessels, Net.  During the three months ended March 31, 2017, we incurred losses associated with the disposal of vessels and certain vessel equipment of $9.8 million, primarily related to the potential sale of the Gener8 Daphne and Gener8 Elektra. During the three months ended March 31, 2016, we incurred losses associated with the disposal of vessels and certain vessel equipment of $0.1 million.

Interest Expense, Net.  Interest expense, net increased by $12.8 million to $20.1 million for the three months ended March 31, 2017 compared to $7.3 million for the prior year period. The increase was primarily attributable to the decrease in capitalized interest of $8.4 million, or 85.7%, to $1.4 million compared to $9.8 million for the prior year period related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels.

Contributing to the increase in interest expense, net during the three months ended March 31, 2017, was an increase in interest expense associated with our senior secured credit facilities of $4.0 million, or 48.6%, to $12.4 million compared to $8.4 million for the prior year period due to an increase in outstanding borrowings under our senior secured credit facilities and senior notes. Our outstanding borrowings under our credit facilities and senior notes were $1.6 billion and $1.2 billion as of March 31, 2017 and 2016, respectively. In addition, in May 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. During the three months ended March 31, 2017, we recorded as interest expense, net $0.8 million related to the settlement of these interest rate swaps.

Also contributing to the increase in interest expense, net was an increase in amortization of deferred financing costs of $0.7 million, or 30.0%, to $3.2 million for the three months ended March 31, 2017 compared to $2.4 million for the prior year period. The increase in interest expense, net was partially offset by a decrease in commitment fees of $1.6 million, or 85.7% to $0.3 million for the three months ended March 31, 2017 compared to $1.9 million for prior year period.

We incurred these additional deferred financing costs and commitment fees in connection with our entry into the refinancing credit facility, which refinanced our former senior secured credit facilities, and the Amended Sinosure Credit Facility and the Korean Export Credit Facility, which we have used to fund a portion of the remaining installment payments due under our VLCC newbuilding contracts.

Other income (expense), net.    During the three months ended March 31, 2017, other income (expense), net included the impact of our interest rate swap agreements, which were highly effective. We recognized $0.7 million of earnings, as other (expense) income, net, related to the impact of our interest rate swap agreements. There were no such expenses in the prior year period.

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

We have used the Amended Sinosure Credit Facility and expect to use additional borrowings under the Korean Export Credit Facility, in addition to our operating cash flows and proceeds from past equity offerings, to fund the amounts owed on our existing newbuilding commitments. We expect to use borrowing under the Korean Export Credit Facility, in addition to our operating cash flows, to fund the amounts owed on the one VLCC newbuilding that has not been delivered.

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

As of March 31, 2017, we had an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions) for the purpose of financing delivery of one VLCC newbuilding vessel with remaining installment payments of $48.2 million. Based on the valuation of our vessels from appraisals of April 28, 2017, we estimate that our available borrowings under the Korean Export Credit Facility for this one future delivery will be limited to approximately $48.3 million. To the extent vessel values decline further, we estimate that our potential borrowings under the Korean Export Credit Facility would be reduced by $0.60 for each $1.00 decline in appraised value.

We are subject to various collateral maintenance, financial and other covenants under our senior secured credit facilities as further described below. Under our refinancing facility and Korean Export Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greater of (i) $50 million or (ii) 5% of our total indebtedness. Under our Amended Sinosure Credit Facility, we are subject to a minimum cash balance covenant pursuant to which we are not permitted to allow the sum of (A) our unrestricted cash and cash equivalents plus (B) amounts deposited in segregated debt service reserve accounts relating to the Korean Export Credit Facility and the Amended Sinosure Credit Facility (valued at 50% of par) to be less than the greatest of (i) $50 million, (ii) 5% of our total indebtedness and (iii) $1.5 million per vessel delivered under the Amended Sinosure Credit Facility (which was $9.0 million as of March 31, 2017). As of March 31, 2017, the minimum amount required under these credit facilities was $81.8 million. In addition, under our refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility, our unrestricted cash and cash equivalents must be at least $25 million. As of March 31, 2017, we are in compliance with our minimum cash balance covenants. As of that date, we had cash and cash equivalents, which included $29.8 million held in segregated debt service reserve accounts, of $143.4 million.

We are also subject to a debt service coverage ratio covenant under our Amended Sinosure Credit Facility pursuant to which our ratio of consolidated EBITDA to the aggregate scheduled principal repayments and cash interest expense for consolidated indebtedness, each as defined in the Amended Sinosure Credit Facility, must be no less than 1.10. We refer to this ratio as the “Debt Service Coverage Ratio.” As of March 31, 2017, we are in compliance with our debt service coverage ratio covenant. For the 12 month testing period, as defined in the Amended Sinosure Credit Facility, ended March 31, 2017, our Debt Service Coverage Ratio was 1.56.

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each senior secured credit facility may not be less than certain specified amounts. Under the refinancing facility, the appraised value of pledged vessels may not be less than 135% through September 3, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the senior secured credit facility. Under the Korean Export Credit Facility, the appraised value of pledged vessels may not be less than 135% through August 30, 2017 and 140% thereafter of the aggregate principal amount of outstanding loans under the credit facility. Under the Amended Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of March 31, 2017, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenants as of that date if the valuation of our collateral under the refinancing facility, Korean Export Credit Facility and Amended Sinosure Credit Facility from appraisals of April 28, 2017 were to decline by approximately 5.9%, 8.6% and 1.1%, respectively.

In the event of continued weakness in charter rates and vessel values, if the current market environment declines further or does not recover sufficiently and/or because of the potential timing of receipt of payments and required expenditures, there is a possibility that we may not comply with these covenants as early as the second half of 2017 absent waivers or amendments to our senior secured credit facilities or obtaining additional capital. There is a possibility we may not be in compliance before then in the event of further weakness or deterioration in the markets in which we operate. To address these issues, we intend to pursue alternatives which may include potential dispositions of vessels and/or newbuildings, strategic transactions to strengthen our capital structure, waivers or amendments from our lenders and/or other options. Any such transactions may be subject to conditions. If market or other conditions are not favorable, we may be unable to complete any such transactions or obtain waivers or amendments from our lenders on acceptable terms or at all.

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

Moreover, in the event we are in default, we will not be able to borrow additional amounts under our Korean Export Credit Facility. If we are unable to borrow under this credit facility, our ability to finance our remaining VLCC newbuilding could be materially adversely affected. If for any reason we fail to make an installment payment under this shipbuilding contract when due, which may result in a default under this shipbuilding contract, we would be prevented from taking delivery of the final newbuilding vessel and realizing potential revenues from this vessel, we could lose all or a portion of any payments previously paid by us in respect of this vessel and we could be liable for any additional damages resulting from a breach by us of the contract. We may also lose any equipment provided to the shipyard as buyers’ supplies for installation by the shipyard on the vessel.

The delivery of this remaining VLCC newbuilding may occur after June 29, 2017, which is the last date on which we are permitted to borrow under the Korean Export Credit Facility. As such, we are seeking an amendment of the Korean Export Credit Facility to extend this date through September 30, 2017, which will require the consent of all of our lenders under this credit facility. If we are unable to obtain this amendment, we may be required to use our available cash, if sufficient, or seek alternative financing to fund the remaining installment payments due in connection with the delivery of the VLCC newbuilding. Any alternative financing may be subject to conditions, and we may not be able to complete any alternative financing or obtain waivers or amendments from our lenders on acceptable terms or at all.

We believe that our current cash balance as well as operating cash flows and future borrowings under our senior secured credit facilities will be sufficient to meet our liquidity needs for the next year. See Note 10,  Long term debt, to the condensed consolidated financial statements in Item 1 for more information relating to the shipbuilding contracts for the VLCC newbuildings.

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

Debt Financings

The following description is a summary of our various debt financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” in our 2016 Annual Report on Form 10-K for further information regarding our debt financings.

Refinancing Facility.    On September 3, 2015, we entered into the refinancing facility to refinance our former senior secured credit facilities. As of March 31, 2017, $362.8 million of borrowings were outstanding under the refinancing facility, and no further borrowings were available under this facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2017, four VLCCs, ten Suezmax vessels, four Aframax vessels and two Panamax vessels.

We are obligated to repay the refinancing facility in 20 consecutive quarterly installments, which commenced on December 31, 2015. We are also required to prepay the refinancing facility upon the occurrence of certain events, such as a sale or total loss of a vessel pledged as collateral under the refinancing facility.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the refinancing facility. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” in our 2016 Annual Report on Form 10-K for further information regarding the refinancing facility.

Korean Export Credit Facility.    On September 3, 2015, we entered into the Korean Export Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings built at Korean shipyards. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans from a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, which we refer to as the “commercial tranche,” a tranche of term loans fully guaranteed by the Export-Import Bank of Korea, which we refer to as “KEXIM” up to the aggregate approximate amount of $139.7 million, which we refer to as the “KEXIM guaranteed tranche,” a tranche of term loans from KEXIM up to the aggregate approximate amount of $197.4 million, which we refer to as the “KEXIM funded tranche” and a tranche of term loans insured by Korea Trade Insurance Corporation, which we refer to as “K-Sure” up to the aggregate approximate amount of $344.6 million, which we refer to as the “K-Sure tranche”.

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of March 31, 2017, $759.0 million of borrowings were outstanding under the Korean Export Credit Facility, and up to $63.0 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of one vessel, which has an aggregate of $48.2 million of remaining installment payments due prior to the delivery of the vessel. As discussed above, we are seeking lender consent to extend the date by which we may borrow these amounts. Each loan will mature, in respect of the commercial tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2017, 14 VLCC vessels.

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

On March 24, 2017, we amended the Korean Export Credit Facility to revise the dates on which amortization payments are due on April 15, July 15, October 15 and January 15. Prior to entry into this amendment, the payment dates were March 31, June 30, September 30 and December 31.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Korean Export Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations  —Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” in our 2016 Annual Report on Form 10-K for further information regarding the Korean Export Credit Facility.

Amended Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings built at Chinese shipyards and to refinance a credit facility. On June 29, 2016, we amended the Sinosure Credit Facility, which we refer to as the “Amended Sinosure Credit Facility.” As of March 31, 2017, $334.5 million of borrowings were outstanding under the Amended Sinosure Credit Facility, and no further borrowings were available under this facility. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2017, six VLCC vessels.

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

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Sinosure Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Amended Sinosure Credit Facility” in our 2016 Annual Report on Form 10-K for further information regarding the Amended Sinosure Credit Facility.

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

If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. We are also subject to various financial and other covenants, restrictions on payments of dividends, events of default and remedies under the senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Senior Notes” in our 2016 Annual Report on Form 10-K for information regarding the senior notes.

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

On April 10, 2017, we modified these interest rate swaps agreements. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. See Note 10,  LONG TERM DEBT, Note 11,  financial instruments, and Note 17,  SUBSEQUENT EVENTS, to the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions.

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

Cash and Working Capital

Our cash and cash equivalents increased by $48.7 million to $143.4 million as of March 31, 2017 from $94.7 million as of December 31, 2016. This increase was primarily due to $70.8 million of net cash provided by operating activities, $30.2 million of proceeds from the sale of the Gener8 Ulysses and the net borrowings of $48.7 million, partially offset by the payments in respect of the VLCC newbuildings of $97.6 million, including capitalized interest, and the payment of $2.0 million and $1.4 million for purchases of vessel improvement and deferred financing costs, respectively, during the three months ended March 31, 2017.

Working capital is current assets minus current liabilities.

Our working capital increased by $55.9 million to $54.6 million as of March 31, 2017 from $(1.3) million as of December 31, 2016. This increase was due primarily an increase in cash and cash equivalent, which was due primarily to $70.8 million of net cash provided by operating activities and $47.3 million of net cash provided by financing activities, partially offset by $69.4 million of net cash used in investing activities for a net increase in cash and cash equivalent of $48.7 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $70.8 million for the three months ended March 31, 2017 which resulted from net income of $26.9 million, plus non-cash charges to operations of $46.7 million, including $9.8 million from the loss on disposal of vessels, net as a result of the sale of Gener8 Ulysses, and a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $2.7 million, including a decrease in due from charterers and in accounts payable and other current and non-current liabilities.

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

Cash Flows from Investing Activities.  Net cash used in investing activities was $69.4 million for the three months ended March 31, 2017, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $97.6 million, partially offset by $30.2 million net proceeds from the sale of the Gener8 Ulysses during the three months ended March 31, 2017.

Net cash used in investing activities was $330.9 million for the three months ended March 31, 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $345.6 million, partially offset by $16.9 million net proceeds from the sale of the Gener8 Consul during the three months ended March 31, 2016.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $47.3 million for the three months ended March 31, 2017, which primarily consisted of net proceeds from borrowings of $48.7 million and the payment of deferred financing costs of $1.4 million related to the Amended Sinosure Credit Facility and the Korean Export Credit Facility.

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

During the three months ended March 31, 2017 and 2016, we incurred $1.2 million and $0.8 million, respectively, of drydock related costs. Accumulated amortization as of March 31, 2017 and December 31, 2016 was $15.4 million and $13.9 million, respectively.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2016 Annual Report on Form 10-K.

Capital Improvements.  During the three months ended March 31, 2017 and the year ended December 31, 2016, we capitalized $1.2 million and $9.3 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

For information regarding our capital improvements budget for the year ended December 31, 2017 and other capital improvements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Capital Improvements” in our 2016 Annual Report on Form 10-K.

Vessel Acquisitions and Disposals.    During the three months ended March 31, 2017, we completed the sale of the Gener8 Ulysses, which was classified as held for sale in the consolidated balance sheet for the year ended December 31, 2016.

Subsequent to the first quarter of 2017, we entered into agreements for the sale of the 2002-built Aframax tankers Gener8 Daphne and Gener8 Elektra for $10.5 million in gross proceeds for each tanker. The sales are expected to be completed during the second-quarter of 2017. We intend to use the net proceeds from the sale of the Gener8 Daphne and Gener8 Elektra to repay approximately $8.1 million for each vessel of the portion of the senior secured debt outstanding under the refinancing facility associated with each vessel.

On May 2, 2017, we entered into agreements for the sale of the 2016-built VLCC tankers Gener8 Theseus and Gener8 Noble for $81.0 million in gross proceeds for each vessel. The sales are expected to be finalized during the third quarter of 2017. We intend to use the net proceeds from the sale of the Gener8 Theseus and Gener8 Noble to repay approximately $50.1 million and $50.4 million, respectively, for the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with these vessels and for general corporate purposes.  The sale of these vessels is subject to risks outside of our control and therefore may not be consummated.

Other Commitments.  In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is $0.1 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million during each of the three months ended March 31, 2017 and 2016.

The following is a tabular summary of our future contractual obligations as of March 31, 2017 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2017 (6)	2018-2019	2020-2021	Thereafter
Refinancing facility	$362,807	$72,561	$120,936	$169,310	$—
Korean Export Credit Facility	758,699	45,201	125,444	195,097	392,957
Sinosure Credit Facility	334,548	17,684	47,158	47,158	222,548
Interest expenses, except for senior notes (1)	308,243	44,697	103,841	73,698	86,007
Senior notes	131,600	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	115,450	—
Shipbuilding contracts	48,180	48,180	—	—	—
Supervision Agreements (2)	250	250	—	—	—
Senior officer compensation agreements (3)	10,806	1,706	4,550	4,550	—
Office Leases (4)	16,281	1,152	3,072	3,878	8,179
Corporate Administration Agreement (5)	427	427	—	—	—
Total commitments	$2,087,291	$231,858	$405,001	$740,741	$709,691

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of March 31, 2017, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of March 31, 2017, plus the applicable blended margin of 2.08%. Future interest payments on our Amended Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.04% as of March 31, 2017, plus the applicable margin of 2.0%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $47.7 million which has accrued as of March 31, 2017. Interest expense for the refinancing facility, Korean Export Credit Facility, and Amended Sinosure Credit Facility include estimated effects related to our interest rate swaps.

(2)	Refers to supervision agreements of each of our VLCC newbuilding owning subsidiaries with Navig8 Shipmanagement Pte Ltd.

(3)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(4)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(5)	Assumes termination of the Corporate Administration Agreement upon delivery of the last of our VLCC newbuilding in the remainder of 2017. Amounts are estimates and may vary based on actual delivery.

(6)	Represents the remaining period in 2017.

Related Party Transactions

For information about transactions with our related parties see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 18, Related party transactions, to the consolidated financial statements in Item 8 of our 2016 Annual Report on Form 10-K, and Note 14, Related party transactions, to the condensed consolidated financial statements in Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of March 31, 2017, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2017. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at March 31, 2017. The most recent compliance testing date was May 5, 2017 under such facilities for the three months ended March 31, 2017. The amount by which the carrying value at March 31, 2017 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $2.4 million to $33.8 million per vessel, with an average of $17.3 million.

		Year
Vessels (1)	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Orion (f/k/a Genmar Orion)	2002	2003	$22,653
Gener8 Argus (f/k/a Genmar Argus)	2000	2003	18,374
Gener8 Harriet G (f/k/a Genmar Harriet G)	2006	2006	34,271
Gener8 Horn (f/k/a Genmar Horn)	1999	2003	15,170
Gener8 Kara G (f/k/a Genmar Kara G)	2007	2007	35,548
Gener8 Phoenix (f/k/a Genmar Phoenix)	1999	2003	15,296
Gener8 St. Nikolas (f/k/a Genmar St. Nikolas)	2008	2008	38,555
Gener8 George T (f/k/a Genmar George T)	2007	2007	35,827
Gener8 Hercules (f/k/a Genmar Hercules)	2007	2010	52,265
Gener8 Atlas (f/k/a Genmar Atlas)	2007	2010	52,388
Gener8 Pericles (f/k/a Genmar Strength)	2003	2004	17,101
Gener8 Defiance (f/k/a Genmar Defiance)	2002	2004	15,191
Gener8 Poseidon (f/k/a Genmar Poseidon)	2002	2010	31,270
Gener8 Zeus	2010	2010	67,315
Gener8 Maniate (f/k/a Genmar Maniate)	2010	2010	45,659
Gener8 Compatriot (f/k/a Genmar Compatriot)	2004	2008	14,956
Gener8 Companion (f/k/a Genmar Companion)	2004	2008	14,975
Gener8 Spartiate (f/k/a Genmar Spartiate)	2011	2011	49,699
Gener8 Neptune	2015	2015	104,138
Gener8 Athena	2015	2015	104,909
Gener8 Strength	2015	2015	102,724
Gener8 Apollo	2016	2016	105,987
Gener8 Ares	2016	2016	106,190
Gener8 Hera	2016	2016	106,668
Gener8 Supreme	2016	2016	103,643
Gener8 Success	2016	2016	98,735
Gener8 Constantine	2016	2016	110,889
Gener8 Nautilus	2016	2016	101,926
Gener8 Andriotis	2016	2016	99,482
Gener8 Chiotis	2016	2016	101,024
Gener8 Macedon	2016	2016	104,226
Gener8 Perseus	2016	2016	110,390
Gener8 Oceanus	2016	2016	112,346
Gener8 Noble	2016	2016	105,470
Gener8 Miltiades	2016	2016	102,951
Gener8 Theseus	2016	2016	111,966
Gener8 Ethos	2017	2017	107,503
Gener8 Hector	2017	2017	101,524

(1)	Excludes assets held for sale.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. As of March 31, 2017 and December 31, 2016, we had $1.5 billion and $1.4 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of March 31, 2017 and December 31, 2016, we were party to interest rate swaps.

We have entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $1.0 billion as of March 31, 2017, and a maximum aggregate amount of approximately $1.0 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.797% to 4.758%. These interest rate swap transactions have effective dates ranging from May 31, 2016 to June 30, 2016. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $322.0 million of our outstanding floating rate indebtedness as of March 31, 2017 that is not hedged by approximately $3.2 million for the three months ended March 31, 2017.

On April 10, 2017, we modified these interest rate swap agreements. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions.

Our anticipated draws under the Korean Export Credit Facility is expected to increase our exposure to variable rate debt. This increase in exposure is expected to be partially offset by the interest rate swap transactions we have entered into.

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

During the three March 31, 2017, fuel costs amounted to approximately 67.2%, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.1 million for the three months ended March 31, 2017.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition, operating results or liquidity or future results. The risks described in our 2016 Annual Report on Form 10-K are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Quarterly Report on Page E-1.

II-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENER8 MARITIME, INC.

Date: May 9, 2017	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 2, dated as of March 24, 2017, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co‑ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties.

10.2

Form of Stock Option Agreement with respect to grants of options to purchase common stock of the Company pursuant to the Company’s 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on January 9, 2017).

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
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith

E-1