Form 10-Q
period 2017-06-30
Gener8 Maritime, Inc.
filed 2017-08-07
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 4, 2017:

Common Stock, par value $0.01 per share 82,988,946 shares

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

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

JUNE 30, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,146	$94,681
Due from charterers, net	2,936	2,048
Due from Navig8 pools, net	39,729	60,750
Assets held for sale	170,290	30,195
Prepaid expenses and other current assets	30,127	27,611
Total current assets	403,228	215,285
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $226,831 and $197,521, respectively	2,418,057	2,523,710
Vessels under construction	61,053	177,133
Other fixed assets, net	3,808	4,430
Deferred drydock costs, net	16,829	12,714
Working capital at Navig8 pools	30,300	33,100
Restricted cash	1,461	1,457
Derivative financial instruments - non-current	432	19,585
Other noncurrent assets	3,066	5,255
Total noncurrent assets	2,535,006	2,777,384
TOTAL ASSETS	$2,938,234	$2,992,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$32,873	$33,991
Long-term debt, current portion	160,446	181,023
Derivative financial instruments - current	4,531	1,552
Total current liabilities	197,850	216,566
NONCURRENT LIABILITIES:
Long-term debt	1,415,766	1,400,928
Less unamortized discount and debt financing costs	(58,076)	(63,146)
Long-term debt less unamortized discount and debt financing costs	1,357,690	1,337,782
Other noncurrent liabilities	1,043	910
Derivative financial instruments	533	—
Total noncurrent liabilities	1,359,266	1,338,692
TOTAL LIABILITIES	1,557,116	1,555,258
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,988,946 shares at June 30, 2017 and 82,960,194 shares at December 31, 2016	830	830
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at June 30, 2017 and December 31, 2016	—	—
Paid-in capital	1,518,197	1,515,362
Accumulated deficit	(151,796)	(96,115)
Accumulated other comprehensive income	13,887	17,334
Total shareholders’ equity	1,381,118	1,437,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,938,234	$2,992,669

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
VOYAGE REVENUES:
Navig8 pool revenues	$72,317	$92,400	$190,686	$205,431
Time charter revenues	—	2,047	—	9,278
Spot charter revenues	2,628	11,511	7,275	15,293
Total voyage revenues	74,945	105,958	197,961	230,002

OPERATING EXPENSES:
Voyage expenses	2,152	4,194	3,854	6,551
Direct vessel operating expenses	27,881	25,532	56,901	50,061
Navig8 charterhire expenses	(6)	(49)	—	3,221
General and administrative	9,626	7,024	18,052	15,112
Depreciation and amortization	26,780	20,023	54,474	37,504
Loss (gain) on disposal of vessels, net	67,860	(714)	77,703	(579)

Total operating expenses	134,293	56,010	210,984	111,870

OPERATING (LOSS) / INCOME	(59,348)	49,948	(13,023)	118,132

OTHER EXPENSES:
Interest expense, net	(20,447)	(10,361)	(40,498)	(17,656)
Other financing costs	(3)	(4)	(55)	(6)
Other income (expense), net	(2,747)	(1,588)	(2,105)	(1,617)
Total other expenses	(23,197)	(11,953)	(42,658)	(19,279)
NET (LOSS) / INCOME	$(82,545)	$37,995	$(55,681)	$98,853

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.99)	$0.46	$(0.67)	$1.20
Diluted	$(0.99)	$0.46	$(0.67)	$1.20

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Net (loss) / income	$(82,545)	$37,995	$(55,681)	$98,853
Other comprehensive income (loss):
Amount recognized in other comprehensive income (loss) on derivative	(4,552)	(13,948)	(4,356)	(13,948)
Amount recognized in net income (loss) on derivative	82	—	909	—
Foreign subsidiaries liquidation	—	(730)	—	(730)
Foreign currency translation adjustments	—	—	—	63
Comprehensive income (loss)	$(87,015)	$23,317	$(59,128)	$84,238

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	98,853	—	98,853
Issuance of common stock	—	26	—	—	26
Amount recognized in other comprehensive loss on derivative	—	—	—	(13,948)	(13,948)
Foreign subsidiaries liquidation	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	2,855	—	—	2,855
Balance as of June 30, 2016	$827	$1,512,569	$(64,568)	$(13,948)	$1,434,880

Balance as of December 31, 2016	$830	$1,515,362	$(96,115)	$17,334	$1,437,411
Net loss	—	—	(55,681)	—	(55,681)
Amount recognized in other comprehensive income (loss) on derivative	—	—	—	(4,356)	(4,356)
Amount recognized in net income (loss) on derivative	—	—	—	909	909
Stock-based compensation	—	2,835	—	—	2,835
Balance as of June 30, 2017	$830	$1,518,197	$(151,796)	$13,887	$1,381,118

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(55,681)	$98,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on disposal of vessels, net	77,703	(579)
Payment-in-kind interest expense	9,524	8,602
Depreciation and amortization	54,474	37,504
Amortization of fair value of related-party chartered-in vessel	—	427
Amortization of deferred financing costs and senior notes	6,841	4,866
Loss on litigation	400	—
Net unrealized loss on derivative financial instrument	19,219	1,559
Stock-based compensation expense	2,835	2,855
Provision for bad debts	1,288	(1,085)
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(630)	7,756
Decrease (increase) in due from Navig8 pools	21,021	(5,994)
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(2,628)	57,743
Decrease (increase) in working capital at Navig8 pools	2,800	(1,950)
Increase (decrease) in accounts payable and other current and noncurrent liabilities	2,861	(2,338)
Deferred drydock costs incurred	(8,270)	(6,591)
Net cash provided by operating activities	131,757	201,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(97,118)	(565,922)
Payment of capitalized interest	(1,120)	(11,349)
Proceeds from sale of vessels, net	53,335	16,925
Purchase of vessel improvements and other fixed assets	(4,695)	(5,089)
Net cash used in investing activities	(49,598)	(565,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	100,131	421,695
Repayments of credit facilities	(115,394)	(80,955)
Proceeds from issuance of common stock	—	26
Deferred financing costs paid	(1,431)	(11,425)
Net cash (used in) provided by financing activities	(16,694)	329,341
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,465	(34,466)
CASH AND CASH EQUIVALENTS, beginning of period	94,681	157,535
CASH AND CASH EQUIVALENTS, end of period	$160,146	$123,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$20,152	$11,412

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provide international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at June 30, 2017 consisted of 39 tankers; 38 tankers in operation (24 Very Large Crude Carriers (“VLCCs”), nine Suezmax tankers, three Aframax tankers, two Panamax tankers), and one newbuilding VLCC under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

As of June 30, 2017, the Company employed all of its VLCC and Suezmax vessels and one Aframax vessel in Navig8 Group commercial crude tanker pools including the VL8 Pool, the Suez8 Pool and the V8 Pool. In 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of June 30, 2017. See Note 14, Related Party Transactions, for a description of the pool arrangements with these related parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09—Compensation-Stock Compensation (Topic 718). This update affects all entities that issue share-based payment awards to their employees, and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. During the first quarter of 2017, the Company adopted ASU 2016-09 with no material effect of the adoption on its condensed consolidated financial statements and related disclosure.

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The requirements of this standard include an increase in required disclosures. The Company intends to adopt the ASU’s for the interim periods after December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company is currently evaluating the impact of the adoption of the ASU’s to its condensed consolidated financial statements, including the presentation of revenues in its consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU require the measurement of all expected credit losses for financial assets, which include trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our condensed consolidated financial statements revised guidance for the accounting and reporting of financial instruments.

In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company does not anticipate any material effect from adopting this standard on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on the Company’s statements of consolidated cash flows. As of June 30, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of June 30, 2017 and December 31, 2016. The Company does not anticipate any material effect from adopting this standard on its condensed consolidated financial statements and related disclosures.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $0 and $4.9 million as of June 30, 2017 and December 31, 2016, respectively. Capitalized interest amounted to $2.3 million for the six months ended June 30, 2017, of which $1.2 million has not been paid out as of June 30, 2017 (which is included in long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $17.6 million for the six months ended June 30, 2016.

3. (LOSS) / INCOME PER COMMON SHARE

The computation of basic income (loss) per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted net income (loss) per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted net income (loss) per common share was as follows (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Basic net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(82,545)	$37,995	$(55,681)	$98,853
Denominator:
Weighted-average shares outstanding, basic	82,979	82,681	82,970	82,681

Basic net (loss) / income per share	$(0.99)	$0.46	$(0.67)	$1.20

Diluted net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(82,545)	$37,995	$(55,681)	$98,853
Denominator:
Weighted-average shares outstanding, basic	82,979	82,681	82,970	82,681
Add:
Restricted stock units	—	—	—	—
Stock options	—	—	—	—
Weighted-average shares outstanding, diluted	82,979	82,681	82,970	82,681

Diluted net (loss) / income per share:	$(0.99)	$0.46	$(0.67)	$1.20

Options to purchase 309,296 shares of common stock, which expired on May 7, 2017, were excluded from the above calculation for the three and six months ended June 30, 2017 and 2016, because the impact is anti-dilutive. Options to purchase 13,420 shares of common stock, which expired on July 8, 2017, were also excluded from the above calculation for the three and six months ended June 30, 2017 and 2016, because certain market conditions have not been met.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will generally vest in tranches on December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. As of June 30, 2017, 44,919 RSUs were forfeited and 635,518 shares are remaining to be issued in future years, following the vesting date for each increment.

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs were valued at $6.26 per share. On May 16, 2017, the RSUs vested and the Company issued 28,752 shares.

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,856 RSUs. The RSUs, which were valued at $5.35 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the date that is 30 days following the first anniversary of the grant date, subject to the director’s continued service with the Company through the applicable vesting date.

For the three and six months ended June 30, 2017, weighted-average RSUs outstanding of 785,258 and 699,583, respectively, were excluded in determining the diluted net income (loss) per share, because the impact is anti-dilutive. For both the three and six months ended June 30, 2016, weighted-average RSUs outstanding of 1,044,196, were excluded in determining the diluted net income (loss) per share, because the impact is anti-dilutive.

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options, pursuant to the Company’s amended 2012 Equity Incentive Plan. Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options granted were excluded in determining the diluted net income (loss) per share for the three and six months ended June 30, 2017, because the impact is anti-dilutive. See Note 15, Stock Based Compensation, for more details.

4. ASSETS HELD FOR SALE

As of June 30, 2017, the Company classified the Gener8 Theseus,  Gener8 Noble and Gener8 Elektra as Current assets - held for sale, in the condensed consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) have been met and the transaction was qualified as assets held for sale. These vessels were written down to their fair value, less cost to sell, of $80.0 million for each of the Gener8 Theseus and Gener8 Noble, and $10.3 million for the Gener8 Elektra on the condensed consolidated balance sheet. For the three months ended June 30, 2017, the Company recorded a loss of $56.8 million, as Loss on disposal of vessels, net, related to the expected sales of the Gener8 Theseus and Gener8 Noble. For the six months ended June 30, 2017, the Company recorded a loss of $61.7 million, as Loss on disposal of vessels, net, related to the expected sales of the Gener8 Theseus, Gener8 Noble and Gener8 Elektra, on the condensed consolidated statement of operations. The vessels are expected to be sold within one year. See Note 17, Subsequent Events for more updates on recent vessel sales.

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets - held for sale, in the condensed consolidated balance sheet, as all the criteria of ASC 360-10 have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, of $30.2 million on the condensed consolidated balance sheet. As a result of the expected sale in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. The Gener8 Ulysses vessel was sold during the first quarter of 2017.

5. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the six months ended June 30, 2017, the Company took delivery of the following 2017-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

		Borrowings to
		Fund Vessel's
Vessel Name	Date of Delivery	Delivery (1)	Credit Facility
		(Dollars in thousands)
Gener8 Hector	January 6, 2017	$49,500	Korean Export Credit Facility
Gener8 Ethos	March 9, 2017	50,631	Korean Export Credit Facility

(1)	Amounts reflect the borrowings incurred under the Korean Export Credit Facility to fund the delivery of the indicated newbuilding. For more information see Note 10, LONG-TERM DEBT.

Disposal of Vessels

On May 25, 2017, the Company entered into an agreement for the sale of the 2002-built Suezmax tanker Gener8 Orion for $13.0 million in gross proceeds. On June 13, 2017, the sale was finalized and the Company recorded a net loss of $10.1 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the three and six months ended June 30, 2017. The Company used the net proceeds to repay $11.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On April 3, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker Gener8 Daphne for $10.5 million in gross proceeds. On May 13, 2017, the sale was finalized and the Company recorded a net loss of $5.1 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the six months ended June 30, 2017. The Company used the net proceeds to repay $8.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On January 25, 2017, the Company entered into an agreement for the sale of the 2003-built VLCC tanker Gener8 Ulysses for $30.5 million in gross proceeds. As of December 31, 2016, the Company classified the Gener8 Ulysses as held for sale on the consolidated balance sheet. The Company recorded a loss of $6.9 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. On February 1, 2017, the sale was finalized and the Company used the net proceeds to repay $20.0 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On December 5, 2016, the Company entered into an agreement for the sale of the 2000-built Suezmax tanker Gener8 Spyridon for $13.9 million in gross proceeds. On December 19, 2016, the sale was finalized and the Company recorded a net loss of $7.1 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. The Company used the net proceeds to repay $11.7 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 8, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million in gross proceeds. On August 25, 2016, the sale was finalized and the Company recorded a net loss of $7.3 million. The Company used the net proceeds to repay $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 22, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million in gross proceeds. On August 5, 2016, the sale was finalized and the Company recorded a net loss of approximately $3.2 million. The Company used the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Bunkers and lubricants	$8,497	$7,522
Insurance claims receivable	5,033	5,047
Prepaid insurance	1,978	3,185
Other	14,619	11,857
Total	$30,127	$27,611

Insurance claims receivable consists substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of June 30, 2017 and December 31, 2016, the portion of insurance claims receivable not expected to be collected within one year of $0.1 million and $0.6 million, respectively, is included in Other noncurrent assets on the condensed consolidated balance sheets.

As of June 30, 2017, Other includes $6.3 million of advances to our third‑party technical managers and $3.5 million of working capital due from Navig8. The working capital due from Navig8 is associated with the Gener8 Noble and Gener8 Theseus ($1.0 million for each vessel) related to their treatment as vessels held for sale (see Note 4,  Assets HELD for sale and Note 17, Subsequent Events for more updates on recent vessel sales), the Gener8 Orion ($0.9 million), related to its recent sale in May 2017 and the Gener8 Defiance, ($0.6 million), that is currently employed in the spot market. As of December 31, 2016, Other primarily represents $4.7 million of advances to our third‑party technical managers and $1.9 million of working capital due from Navig8. The working capital due from Navig8 is associated with the Gener8 Spyridon and Gener8 Ulysses ($0.9 million and $1.0 million, respectively), related to their treatment as vessels held for sale.

7. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

	June 30, 2017	Six Months Ended June 30, 2017 Activities	December 31, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$—	$162,683
Installment and supervision payments	579,818	—	579,818
Others	5,214	—	5,214
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—	435,417
Acquisition-related costs	10,295	—	10,295
Installment and supervision payments	936,544	95,711	840,833
Accrued milestones and supervision payments	—	(5,368)	5,368
Others	15,544	1,406	14,138
Fair value of 2015 Warrant Agreement assumed	3,381	—	3,381
Fair value of 2015 Stock Options assumed	39	—	39
Capitalized interest	73,982	2,251	71,731
Vessel deliveries	(2,161,864)	(210,080)	(1,951,784)
Total	$61,053	$(116,080)	$177,133

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

As of December 31, 2016, the Company took delivery of all the 2014 Acquired VLCC Newbuildings and took delivery of 11 out of 14 of the 2015 Acquired VLCC Newbuildings.

During the six months ended June 30, 2017, two of the 2015 Acquired VLCC Newbuildings were delivered to the Company and the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund these deliveries. See Note 5, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the six months ended June 30, 2017. See Note 10, LONG TERM DEBT, for additional and available borrowings.

8. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Working capital for 2011 VLCC pool	$1,900	$1,900
Fresh start lease asset	1,116	1,183
Insurance claims	50	588
Escrow deposits	—	38
Long-term due from charters	—	1,546
Total	$3,066	$5,255

Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (a subsidiary of the Company) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. Accordingly, during the three and six months ended June 30, 2017, the Company wrote-off $1.5 million related to the Atlas charter dispute and the amount is recorded in General and Administrative, in the statement of operations. See Note 16, commitments and contingencies for more details.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Accounts payable	$9,174	$6,821
Accrued milestone and supervision payments	—	5,368
Accrued operating expenses	14,159	16,990
Accrued administrative expenses	2,378	2,767
Accrued interest	7,162	2,045
Total	$32,873	$33,991

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC newbuildings. As of June 30, 2017, the Company paid $5.4 million of milestone and supervision installments that were accrued as of December 31, 2016.

10. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Refinancing Facility	$319,397	$408,337
Korean Export Credit Facility	744,034	658,568
Senior Notes	184,129	174,604
Amended Sinosure Credit Facility	328,652	340,442
Total	1,576,212	1,581,951
Less: current portion of long-term debt	(160,446)	(181,023)
Less: unamortized discount and debt financing costs	(58,076)	(63,146)
Long-term debt less unamortized discount and debt issuance cost	$1,357,690	$1,337,782

Unamortized discount and debt financing costs include an unamortized discount related to the Company’s Senior Notes and deferred financing costs comprised of insurance, bank fees and legal expenses associated with securing new loan facilities. These deferred financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense.

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. During the second quarter of 2017 and in connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties. See Note 11, Financial InstrumentS, for more details.

During the three and six months ended June 30, 2017, the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund the deliveries of Gener8 Hector and Gener8 Ethos. As of June 30, 2017, the Company has an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions set forth in the applicable senior secured credit facilities) for the purpose of financing one future delivery of VLCC newbuilding vessel with remaining installment payments of $48.2 million are due in 2017.

In connection with the sale of two vessels (the Gener8 Orion and Gener8 Daphne) during the three months ended June 30, 2017, the Company repaid $11.1 million and $8.1 million, respectively, of borrowings under the Refinancing Facility. In connection with the sale of one vessel (Gener8 Ulysses) during the three months ended March 31, 2017, the Company repaid $20.0 million of borrowings under the Refinancing Facility. In connection with the sale of these vessels during the six months ended June 30, 2017, the Company repaid an aggregate of approximately $39.2 million of borrowings under the Refinancing Facility.

As of June 30, 2017 and 2016, the weighted average interest rate for the credit facilities are 2.72% and 2.75%, respectively.

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

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 18 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of June 30, 2017, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned 4 VLCCs, 9 Suezmax vessels, 3 Aframax vessels and 2 Panamax vessels.

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

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The borrower under the Korean Export Credit Facility is Gener8 Maritime Subsidiary VIII Inc. (“Gener8 Maritime Sub VIII”), the Company’s wholly owned subsidiary, and the Korean Export Credit Facility is guaranteed by the Company and vessel-owning subsidiaries owned by Gener8 Maritime Sub VIII. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”). As of June 30, 2017, up to approximately $63.0 million in aggregate was available (subject to borrowing limits and conditions) to borrow under this facility to fund the remaining installment payment for the one remaining vessel.

At or around the time of delivery of each of the VLCC newbuildings, a loan will be available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Each such loan is referred to herein as a “Korean Vessel Loan.” The Korean Vessel Loan for the delivery of the Gener8 Nestor will be fully funded by the lenders of the Commercial Tranche.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2017, 14 VLCC vessels.

On March 24, 2017, the Company amended the Korean Export Credit Facility to change the dates on which amortization payments are due to the 15th day of each of April, July, October and January.

On June 1, 2017, the Company amended the Korean Export Credit Facility to extend the date by which the Company is permitted to borrow for the delivery of the Gener8 Nestor from June 29, 2017 to September 30, 2017. The amendment also provides that the Commercial Tranche must be repaid no later than June 30, 2022.

Amended Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company and vessel-owning subsidiaries owned by Gener8 Maritime Subsidiary VII. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility (the “Amended Sinosure Credit Facility”) to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of June 30, 2017, the Amended Sinosure Credit Facility funded the delivery of five VLCC newbuildings and refinanced a credit facility. The Amended Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million. As of June 30, 2017, $328.7 million of borrowings were outstanding under the Amended Sinosure Credit Facility, and no further borrowings were available under this facility. Each loan under the Amended Sinosure Credit Facility is referred to herein as a “Sinosure Vessel Loan.” Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a Sinosure Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Amended Sinosure Credit Facility.  The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2017, six VLCC vessels.

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

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of June 30, 2017 and December 31, 2016, the discount on the Senior Notes was $4.4 million and $4.9 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refinancing Facility (1)	$(4,194)	$(5,559)	$(8,538)	$(11,325)
Korean Export Credit Facility (1)	(7,140)	(2,458)	(13,248)	(4,182)
Senior Notes	(5,117)	(4,689)	(10,035)	(8,985)
Amended Sinosure Credit Facility (1) (2)	(2,868)	(1,504)	(5,658)	(2,379)
Amortization of deferred financing costs and other	(3,150)	(2,563)	(6,323)	(5,136)
Capitalized interest	845	7,763	2,251	17,610
Commitment fees	(175)	(1,379)	(450)	(3,312)
Interest rate swap modification	1,074	—	1,074	—
Interest income	278	28	429	53
Interest expense, net	$(20,447)	$(10,361)	$(40,498)	$(17,656)

(1)	Amounts include interest rate swaps settlements.
(2)	Sinosure Credit Facility was amended on June 29, 2016.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of June 30, 2017, the Company was in compliance with all such covenants that were in effect on such date.

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

11. FINANCIAL INSTRUMENTS

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap transactions having amortizing notional amounts to hedge a portion of the London Interbank Offered Rate (“LIBOR”) floating rate interest expense on the Company’s credit facilities as discussed in Note 10, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that monthly period in exchange for a payment from the respective swap counterparty in an amount equal to a variable interest rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. In December 2016, the Company modified the two interest rate swap transactions hedging the Refinancing Facility to align the payment dates under those interest rate swap transactions to the principal and interest repayment dates under the Refinancing Facility. On April 10, 2017, the Company further modified those two interest rate swap transactions and additionally modified the remaining four interest rate swap transactions. These modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. The applicable period, LIBOR rate and notional amounts for each interest rate swap transaction is identified in the table below.

As modified, two of the swaps effectively fix the interest rate on approximately 35% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, three of the swaps effectively fix the interest rate on approximately 74% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and the remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Amended Sinosure Credit Facility through March 21, 2022 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party derivatives dealer prior to the relevant termination date for that interest rate swap. Otherwise, upon the termination of an interest rate swap transaction on the relevant termination date, the Company may elect to replace the swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date.

The Company’s objective in entering into the interest rate swap transactions is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company has elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps offsetting at least 80% and not more than 125% of the hedged interest exposure) on both a prospective and retrospective basis. The effective portion of the changes in fair value of the swaps, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in Accumulated other comprehensive income/loss. These amounts are reclassified to interest expense when the hedged interest payments are incurred.

In December 2016, in connection with the modification of the interest rate swap transactions hedging the Refinancing Facility, the revised swaps were dedesignated and the revised swaps were simultaneously redesignated with no interruption in hedge accounting. The effective gain on the swaps was recorded in Accumulated other comprehensive income/loss and is reclassified to interest expense as the hedged interest expense is incurred. The ineffective portion of the gain was recorded in earnings. All future effective changes in fair value will continue to be recognized in other Accumulated other comprehensive income/loss and all ineffective changes will continue to be recognized in earnings.

During the second quarter of 2017 and in connection with the modifications to the interest rate swap transactions on April 10, 2017 described above, the Company received payments totaling $18.2 million from the swap counterparties.

Amounts in Accumulated other comprehensive loss expected to be reclassified into earnings in the next 12 months are $4.0 million. The ineffective portion, if any, of the change in fair value of the Company’s interest rate swap transactions is required to be recognized in earnings. As of June 30, 2017, the Company’s interest rate swap transactions were highly effective; during the three and six months ended June 30, 2017, hedge ineffectiveness of $2.8 million and $2.1 million, respectively, was recognized in earnings (included in Other income (expense), net on the consolidated statements of operation). During the three months ended June 30, 2016, the Company’s interest rate swap transactions were highly effective; hedge ineffectiveness of $1.6 million was recognized in earnings.

At June 30, 2017, the Company was a party to the following interest rate swaps, which are designated as cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility (dollars in thousands):

	June 30, 2017
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$94,814	4/10/2017	9/3/2020	Level 2	1.6600%	1 mo. LIBOR
Refinancing Facility	23,703	4/18/2017	9/3/2020	Level 2	1.6480%	1 mo. LIBOR
Korean Export Credit Facility (1)	474,400	4/10/2017	9/30/2020	Level 2	1.8380%	3 mo. LIBOR
Korean Export Credit Facility (1)	88,950	4/10/2017	9/30/2020	Level 2	1.8645%	3 mo. LIBOR
Korean Export Credit Facility (1)	29,650	4/18/2017	9/30/2020	Level 2	1.8180%	3 mo. LIBOR
Sinosure Credit Facility	328,652	4/10/2017	3/21/2022	Level 2	2.0470%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $599.7 million under the three interest rate swaps will increase up to the maximum aggregate notional amount of $610.0 million in October 2017 in order to effectively fix the interest rate on the target percentage of expected borrowings. The swap notional will amortize down hereafter.

The tables below provide quantitative information about the impact of derivatives on the Company’s balance sheet and statement of operations (dollars in thousands):

		June 30, 2017		December 31, 2016
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current assets	$—	$—	$—	$—
Interest rate swap contracts - non-current	Non-current assets	—	432	19,585	—
Interest rate swap contracts - current	Current liabilities	—	(4,531)	(1,552)	—
Interest rate swap contracts - non-current	Non-current liabilities	—	(533)	—	—
Total derivatives designated as hedging instruments		$—	$(4,632)	$18,033	$—

	Offsetting of Derivative Assets
	June 30, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$—	$—	$—	$—	$—
Counterparty 2	—	—	—	—	—	—
Counterparty 3	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	Offsetting of Derivative Assets
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$15,577	$1,314	$16,891	$(1,314)	$—	$15,577
Counterparty 2	975	80	1,055	(80)	—	975
Counterparty 3	1,481	158	1,639	(158)	—	1,481
Total	$18,033	$1,552	$19,585	$(1,552)	$—	$18,033

	Offsetting of Derivative Liabilities
	June 30, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$(4,165)	$—	$(4,165)	$—	$—	$(4,165)
Counterparty 2	(104)	—	(104)	—	—	(104)
Counterparty 3	(363)	—	(363)	—	—	(363)
Total	$(4,632)	$—	$(4,632)	$—	$—	$(4,632)

	Offsetting of Derivative Liabilities
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(1,314)	$(1,314)	$1,314	$—	$—
Counterparty 2	—	(80)	(80)	80	—	—
Counterparty 3	—	(158)	(158)	158	—	—
Total	$—	$(1,552)	$(1,552)	$1,552	$—	$—

The following table provides the effect of derivatives on the statements of operations (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Location of Gain	Three Months Ended		Six Months Ended
Derivatives in Cash Flow	from AOCI to	(Loss) Recognized	June 30, 2017		June 30, 2017
Hedging Relationships	Income	on Derivatives	2017	2016	2017	2016
Interest rate swap contracts (Effective Portion)
Amount of gain / (loss) recognized in OCI on derivatives	Interest Expense, net		$(4,552)	$14,108	$(4,356)	$14,108
Amount of gain / (loss) reclassified from AOCI into income on derivatives	Interest Expense, net		(82)	160	(909)	160

Interest rate swap contracts (Ineffective Portion)
Amount of gain / (loss) recognized in income on derivatives		Other expense, net	$(2,771)	1,560	$(2,088)	1,560

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$160,146	$160,146	$94,681	$94,681
Restricted cash	1,461	1,461	1,457	1,457
Long-term debt, including current portion, excluding discount	1,576,212	1,564,254	1,581,951	1,564,364

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

The Company uses the following methods and assumptions in estimating fair values for its financial instruments:

The carrying amounts of the Company’s other financial instruments at June 30, 2017 and December 31, 2016 (principally Due from charterers, net, Due from Navig8 pools, net, Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

Cash and cash equivalents:  The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Restricted cash:  The carrying amounts of the Company’s other financial instruments at June 30, 2017 and December 31, 2016 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Amended Sinosure Credit Facility as of June 30, 2017 and December 31, 2016 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 3.75%.

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

Assets held for sale:  As of June 30, 2017, the Company classified the Gener8 Theseus, Gener8 Noble and Gener8 Elektra as Current assets – assets held for sale, in the condensed consolidated balance sheet. These vessels are expected to be sold within one year. As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets – assets held for sale, in the condensed consolidated balance sheet. The vessel was subsequently sold during the first quarter of 2017. The fair value of a vessel held for sale for the periods ended June 30, 2017 and December 31, 2016 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis. See Note 17, Subsequent Events for more updates on recent vessel sales.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	June 30, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$170,290	$170,290	$—	$30,195	$30,195	$—

The following table summarizes the valuation of liabilities measured on a recurring basis (dollars in thousands):

	June 30, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$432	$432	$—	$19,585	$19,585	$—
Interest rate swaps - Liabilities	5,064	5,064	—	1,552	1,552	—

13. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020, at a rate of $0.2 million per month. During the three months ended June 30, 2017 and 2016, the Company recorded expense associated with this lease of $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded expense associated with this lease of $1.0 million and $1.0 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2017— $0.8 million (from July 1, 2017 to December 31, 2017), 2018— $1.5 million, 2019— $1.5 million, 2020—$1.7 million, 2021—$2.2 million and thereafter—$8.2 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of June 30, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of June 30, 2017 and December 31, 2016.

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

Navig8 Pools

As of June 30, 2017, 24 of the Company’s VLCC vessels have entered into the VL8 Pool, nine of the Company’s Suezmax vessels have entered into the Suez8 Pool and one of the Company’s Aframax vessels have entered into the V8 Pool.

During the three months ended June 30, 2017 and 2016, the Company earned net pool distributions of $72.3 million (which is comprised of $56.4 million from VL8 Pool, $13.0 million from Suez8 Pool and $2.9 million from V8 Pool) and $92.4 million (which is comprised of $58.6 million from VL8 Pool, $26.5 million from Suez8 Pool and $7.3 million from V8 Pool), respectively, from Navig8 pools. During the six months ended June 30, 2017 and 2016, the Company earned net pool distributions of $190.7 million (which is comprised of $147.0 million from VL8 Pool, $35.2 million from Suez8 Pool and $8.5 million from V8 Pool) and $205.4 million (which is comprised of $125.0 million from VL8 Pool, $63.9 million from Suez8 Pool and $16.5 million from V8 Pool), respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations.

As of June 30, 2017 and December 31, 2016, a balance of $39.7 million ($27.3 million from VL8 pool, $10.8 million from Suez8 pool and $1.6 million from V8 pool) and $60.7 million ($40.9 million from VL8 pool, $16.1 million from Suez8 pool and $3.7 million from V8 pool), respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. Navig8 charterhire expenses during the six months ended June 30, 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses for the three and six months ended June 30, 2016 were $49 thousand and $3.3 million, respectively, and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

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

As of June 30, 2017, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $30.3 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. Additionally, as of June 30, 2017, the working capital associated with the Gener8 Noble and Gener8 Theseus ( two vessels classified as assets held for sale as of June 30, 2017), and the Gener8 Orion and Gener8 Defiance, was $1.0 million, $1.0 million, $0.9 million and $0.7 million, respectively, and is included in Prepaid expenses and other current assets on the condensed consolidated balance sheet.

As of December 31, 2016, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $33.1 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. Additionally, as of December 31, 2016, the working capital associated with the Gener8 Spyridon and Gener8 Ulysses, two vessels sold during the first quarter of 2017, was $0.9 million and $1.0 million, respectively, and was included in Prepaid expenses and other current assets on the condensed consolidated balance sheet.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three months ended June 30, 2017 and 2016, the Company recorded supervision fees of $0 million and $0.9 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded supervision fees of $0.5 million and $1.7 million, respectively. These amounts are included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of June 30, 2017 and December 31, 2016, $0.3 million and $1.3 million, respectively, remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three months ended June 30, 2017 and 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million and $0.3 million, respectively, for corporate administration fees. During the six months ended June 30, 2017 and 2016, the Navig8 Limited subsidiary billed the Company a total of $0.6 million and $0.6 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. A payable balance of $0.3 million and $0.1 million, remained outstanding as of June 30, 2017 and December 31, 2016, respectively.

Other Related Party Transactions

During the three months ended June 30, 2017 and 2016, the Company incurred office expenses totaling approximately $2 thousand and $2 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. During the six months ended June 30, 2017 and 2016, the Company incurred office expenses totaling approximately $3 thousand and $3 thousand, respectively, on behalf of Mr. Georgiopoulos. As of June 30, 2017 and December 31, 2016, a balance due from Mr. Georgiopoulos of approximately $7 thousand and $4 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $23 thousand and $47 thousand, during the three and six months ended June 30, 2016, respectively, on behalf of Genco Shipping & Trading

Limited (“Genco”), an owner and operator of dry bulk vessels. During the three and six months ended June 30, 2016, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of June 30, 2017 and December 31, 2016, no balance was due from Genco. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels aggregating $0.5 million and $0.9 million, during the three months ended June 30, 2017 and 2016, respectively, and aggregating $1.9 and $1.9 million during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and December 31, 2016, a balance of $0.2 million and $1.0 million, respectively, remains outstanding. Mr. Georgiopoulos was previously the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, was previously on the board of directors of Aegean. On June 19, 2017, Mr. Georgiopoulos resigned as chairman of Aegean’s board of directors and Mr. Tavlarios resigned as a director of Aegean. In addition, the Company provided office space to Aegean and Aegean incurred rent and other expenses in its New York office during the three months ended June 30, 2017 and 2016, for $50 thousand and $50 thousand, respectively, and during the six months ended June 30, 2017 and 2016 for $0.1 million and $0.1 million, respectively. As of June 30, 2017 and December 31, 2016, no balance remains outstanding in either period.

The Company provided office space and other office expenses to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $20 thousand and $16 thousand, during the three months ended June 30, 2017 and 2016, respectively, and $44 thousand and $32 thousand, during the six months ended June 30, 2017 and 2016, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of June 30, 2017 and December 31, 2016, a balance of $4 thousand and $0.1 thousand, respectively, remains outstanding.

Amounts due from the related parties described above as of June 30, 2017 and December 31, 2016 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); and amounts due to the related parties described above as of June 30, 2017 and December 31, 2016 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

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

During the first quarter of 2017, the Company valued the granted options using “Black Scholes Model” and recorded approximately $1.3 million of related compensation expense, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. In accordance with FASB ASC Topic 718, the Company used the following assumptions for the Black Scholes Model: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executives in the agreements will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting. There were no such expense during the three and six months ended June 30, 2016.

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

The following table summarizes certain information of the stock options outstanding:

	Options Exercisable,
	June 30, 2017
			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life
Exercise Price	Options	Exercise Price	(years)
	(‘000)
$4.69	525	$4.69	6.5
$15.09	13	15.09	0.1

Restricted Stock Units

2017 Restricted Stock Units

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,860 RSUs, which remain outstanding as of June 30, 2017. The RSUs, which were valued at $5.35 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the date that is 30 days following the first anniversary of the grant date, subject to the director’s continued service with the Company through the applicable vesting date. The RSUs are amortized over a one-year period from the grant date and valued at the grant price of $5.35 per share.

2016 Restricted Stock Units

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 restricted stock units (“RSUs”). The RSUs were valued at $6.26 per share. On May 16, 2017 (the date of the Company’s annual meeting of shareholders), the RSUs vested and the Company issued 28,752 shares.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 (see Note 3, (LOSS) / INCOME PER COMMON

SHARE). As of June 30, 2017, 44,919 RSUs have been forfeited and 635,518 shares remain to be issued in future years, following the vesting date for each increment.

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

For the three months ended June 30, 2017 and 2016, compensation expense in connection with the RSUs was $0.8 million and $1.4 million, respectively, and for the six months ended June 30, 2017 and 2016, compensation expense in connection with the RSUs was $1.5 million and $2.8 million, respectively. Compensation expense is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes certain information of the outstanding unvested and vested RSUs:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	RSUs	Term (years)
	(‘000)
Outstanding, December 31, 2016	664
Granted	45
Vested	(29)
Forfeited	—
Outstanding, June 30, 2017	680	1.5

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

Pursuant to an arbitration commenced in January 2013, on August 2, 2013, five vessel owning subsidiaries of the Company (the “2011 VLCC Pool Subs”) that entered into the 2011 VLCC Pool submitted to London arbitration in accordance with the terms of the London Maritime Arbitrator’s Association claims of balances due following the withdrawal of their respective vessels from the 2011 VLCC Pool. The claims are for, among other things, amounts due for hire of the vessels and amounts due in respect of working capital invested in the 2011 VLCC Pool. The respondents in the arbitrations, the 2011 VLCC Pool Operator and agent, assert that lesser amounts are owed to the 2011 VLCC Pool Subs by the 2011 VLCC Pool and that the working capital amounts of approximately $1.9 million in the aggregate are not due to be returned until a later date pursuant to the terms of the pool agreements. The respondents also counterclaim for damages for alleged breaches of collateral contracts to the pool agreements, claiming that such contracts purport to extend the earliest date by which the 2011 VLCC Pool Subs were entitled to withdraw their vessels from the 2011 VLCC Pool. Such counterclaim for damages has not yet been quantified and the amount of the counterclaim cannot be reasonably estimated at this time. Submissions in this arbitration have closed but the claim remains pending.

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

The Atlas Claimant served further submissions on March 7, 2014 which set out claims in the aggregate amount of $4.0 million plus an unquantified claim for interest and legal costs (the “Subsequent Atlas Claims”) arising from the Atlas Charterparty, including primarily claims for damages (as opposed to a claim for repayment) for alleged breaches of customer eligibility requirements. The Subsequent Atlas Claims, in addition to setting out new claims not previously asserted, also include the portion of the Initial Atlas Claims which had not been dismissed. The $3.5 million security previously provided in respect of the Initial Atlas Claims remains held in respect of the Subsequent Atlas Claims. The aggregate amount of claims currently asserted by the Atlas Claimant in respect of the Atlas Charterparty is $4.0 million plus an unquantified claim for interest and legal costs. These claims are presently proceeding in London arbitration. An arbitration hearing took place in December 2016.

The arbitration tribunal’s decision was published on May 9, 2017 (the “Decision”) and the tribunal ruled that GMR Atlas LLC had been in breach of certain customer eligibility requirements as claimed by the Atlas Claimant. The Decision stated that the Atlas Claimant was entitled to recover the sum of $3.3 million in respect of the Subsequent Atlas Claims (the “Declaratory Sum”). However the Declaratory Sum represents the loss suffered by the entire 2011 VLCC Pool as a result of the breach of certain customer eligibility requirements, not just the loss suffered by the Atlas Claimant alone which was just one participant in the 2011 VLCC Pool at the relevant time. The Declaratory Sum is therefore subject to distribution among all of the members (at the relevant time) of the 2011 VLCC Pool, which includes our 2011 VLCC Pool Subs, to whom a portion of the Declaratory Sum will be payable. The tribunal has reserved the right to make further decisions in regard to the sums to be distributed among the members of the 2011 VLCC Pool, as well as in respect of any questions of interest and legal costs.

The Atlas Claimant is challenging the Decision. An application has been made to the tribunal under section 57 of the Arbitration Act which allows a tribunal to correct or provide further reasoning for an award, or to produce an additional award. Submissions in that application closed on June 30, 2017 and the tribunal’s ruling is awaited.

As of June 30, 2017 and December 31, 2016, an amount due from the 2011 VLCC Pool dispute of $1.9 million and $3.4 million, respectively, was included in Other assets (noncurrent). During the three and six months ended June 30, 2017, the Company recorded as general and administrative expenses a write-off of assets of $1.5 million and litigation loss of $0.4 million, both of which are related to the Atlas charter dispute. The Company may incur further charges in connection with this legal proceeding.

17. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2017 for recognition or disclosure purposes. Based on this evaluation, from June 30, 2017 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Sale of Vessels

On May 2, 2017, the Company entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Theseus for $81.0 million in gross proceeds. As of June 30, 2017, the Company classified the Gener8 Theseus as Current assets - held for sale, in the condensed consolidated balance sheet. On August 7, 2017, the sale of the Gener8 Theseus was finalized. The Company used the net proceeds to repay $50.2 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On July 20, 2017 the Company entered into agreements for the demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for gross proceeds of $7.8 million and $8.0 million, respectively. On August 1, 2017, the disposition of the Gener8 Horn was finalized.  The Company used the net proceeds along with available cash to repay $8.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. The Gener8 Phoenix disposition is expected to be consummated during 2017. The Company intends to use the net proceeds from the demolition and scrapping of the Gener8 Phoenix, along with available cash, to repay approximately $8.2 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On July 27, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for $10.0 million in gross proceeds. As of June 30, 2017, the Company classified the Gener8 Elektra as Current assets - held for sale, on the condensed consolidated balance sheet. The Gener8 Elektra is expected to be sold during 2017. The Company intends to use the net proceeds from the sale to repay approximately $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

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

The following is a discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of June 30, 2017, we owned a fleet of 39 tankers, including 38 vessels on the water, consisting of 24 VLCC vessels, 9 Suezmax vessels, 3 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 9.1mm DWT, which includes 20 “eco” VLCC newbuildings delivered from 2015 through 2017 equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs, which we refer to as our “VLCC newbuildings.” During the six months ended June 30, 2017, we took delivery of two VLCC newbuildings, and we have one additional VLCC newbuilding scheduled to be delivered during the second half of 2017. These two vessels entered the VL8 Pool upon delivery to us. As discussed below, we expect to fund a significant portion of the installment payments in respect of our remaining VLCC newbuilding through borrowings under the Korean Export Credit Facility.

On July 27, 2017, we entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for $10.0 million, in gross proceeds. As of June 30, 2017, we classified the Gener8 Elektra as Current assets - held for sale, on the condensed consolidated balance sheet. The Gener8 Elektra is expected to be sold during 2017. We intend to use the net proceeds from the sale to repay approximately $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 20, 2017 we entered into agreements for the demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for $7.8 million and $8.0 million, respectively, in gross proceeds. On August 1, 2017 the disposition of the Gener8 Horn was finalized.  We used the net proceeds along with available cash to repay $8.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. The Gener8 Phoenix disposition is expected to be consummated during 2017. We intend to use the net proceeds from the demolition and scrapping of the Gener8 Phoenix, along with available cash, to repay approximately $8.2 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On May 2, 2017, we entered into agreements for the sale of the 2016-built VLCC tankers the Gener8 Noble and Gener8 Theseus for $81.0 million for each vessel in gross proceeds. As of June 30, 2017, we classified the Gener8 Noble and Gener8 Theseus as assets held for sale, in the condensed consolidated balance sheet. On August 7, 2017, the sale of the Gener8 Theseus was finalized. The Company used the net proceeds from the sale of the Gener8 Theseus to repay $50.2 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel. We intend to use the net proceeds from the sale of the Gener8 Noble to repay approximately $50.3 million of the related portion of the Korean Export Credit Facility debt outstanding associated with the vessel and for general corporate purposes. For the three and six months ended June 30, 2017, we recorded a loss of $56.8 million, as Loss on disposal of vessels, net, related to the sale of the Gener8 Theseus and the expected sale of the Gener8 Noble. We expect to finalize the sale of the Gener8 Noble within one year. The sale of the vessel is subject to risks outside of our control and therefore may not be consummated.

We have a significant amount of outstanding indebtedness under our refinancing facility, the Korean Export Credit Facility, and the Amended Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of June 30, 2017, we owed an aggregate outstanding principal amount of $1.6 billion under our senior secured credit facilities and our senior notes. No additional amounts may be borrowed under the refinancing facility or the Amended Sinosure Credit Facility. The Korean Export Credit Facility provides up to $63.0 million in additional financing (subject to borrowing limits and other conditions set forth in the Korean Export Credit Facility) as of June 30, 2017 in connection with the delivery of one VLCC newbuilding with remaining installment payments of $48.2 million. However there is no assurance we will be able to borrow any additional amounts under the Korean Export Credit Facility.

On June 1, 2017, we amended the Korean Export Credit Facility to extend the date by which we are permitted to borrow for the delivery of the Gener8 Nestor from June 30, 2017 to September 30, 2017. The amendment also provides that the Commercial Tranche must be repaid no later than June 30, 2022. See “Liquidity and Capital Resources – Debt Financings” for more information.

On April 10, 2017, we modified the interest rate swaps agreements that were initially entered into on May 2, 2016. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. During the second quarter of 2017 and in connection with the modifications, we received payments totaling $18.2 million from the swap counterparties. See Note 10,  LONG TERM DEBT and Note 11,  financial instruments, to the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Amended Sinosure Credit Facility.

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

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of June 30, 2017, all of our owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of June 30, 2017, we employed all of our VLCCs, Suezmax and one Aframax vessels on the water, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three and six months ended June 30, 2017 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2016 Annual Report on Form 10-K for further information regarding these pool agreements.

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

As of June 30, 2017, we have taken delivery of 20 of our VLCC newbuildings which we deployed in the VL8 Pool in spot market voyages, and we intend to employ the one remaining VLCC newbuilding in the VL8 Pool after delivery of the vessel.

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

As of June 30, 2017, all of our vessels, with the exception of three vessels (the Gener8 Companion, Gener8 Compatriot and Gener8 Defiance) that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 14,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

The following table shows the calculation of net voyage revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Income Statement Data:
Voyage revenues	$74,945	$105,958	$197,961	$230,002
Voyage expenses	(2,152)	(4,194)	(3,854)	(6,551)
Net voyage revenues	$72,793	$101,764	$194,107	$223,451

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended		Six Months ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Voyage revenues	$74,945	$105,958	$197,961	$230,002
Voyage expenses	2,152	4,194	3,854	6,551
Direct vessel operating expenses	27,881	25,532	56,901	50,061
Navig8 charterhire expenses	(6)	(49)	—	3,221
General and administrative expenses	9,626	7,024	18,052	15,112
Depreciation and amortization	26,780	20,023	54,474	37,504
Loss (gain) on disposal of vessels, net	67,860	(714)	77,703	(579)
Total operating expenses	134,293	56,010	210,984	111,870
OPERATING (LOSS) / INCOME	(59,348)	49,948	(13,023)	118,132
Interest expense, net	(20,447)	(10,361)	(40,498)	(17,656)
Other financing costs	(3)	(4)	(55)	(6)
Other (expense) income, net	(2,747)	(1,588)	(2,105)	(1,617)
Total other expenses	(23,197)	(11,953)	(42,658)	(19,279)
NET (LOSS) / INCOME	$(82,545)	$37,995	$(55,681)	$98,853

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.99)	$0.46	$(0.67)	$1.20
Diluted	$(0.99)	$0.46	$(0.67)	$1.20

Weighted-average shares outstanding—basic	82,979	82,681	82,970	82,681

Weighted-average shares outstanding—diluted	82,979	82,681	82,970	82,681

	June 30,	December 31,
(dollars in thousands)	2017	2016
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$160,146	$94,681
Total current assets	403,228	215,285
Vessels, net of accumulated depreciation	2,418,057	2,523,710
Vessels under construction	61,053	177,133
Total assets	2,938,234	2,992,669
Current liabilities (including current portion of long-term debt)	197,850	216,566
Total long-term debt less unamortized discount and debt financing costs	1,357,690	1,337,782
Total liabilities	1,557,116	1,555,258
Shareholders’ equity	1,381,118	1,437,411

	For the Period Ended
	June 30,
(dollars in thousands)	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$131,757	$201,628
Net cash used in investing activities	(49,598)	(565,435)
Net cash (used in) provided by financing activities	(16,694)	329,341

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except fleet data and daily results)	2017	2016	2017	2016
Fleet Data:
Total number of owned vessels at end of period	38	35	38	35
Average number of vessels (1)	39.2	33.4	39.4	32.0
Average number of owned and chartered-in vessels (1)	39.2	33.4	39.4	32.4
Total operating days for fleet (2)	3,352	2,841	6,862	5,666
Total time charter days for fleet	—	42	—	218
Total spot market days for fleet	178	253	352	479
Total Navig8 pool days for fleet	3,174	2,546	6,510	4,968
Total calendar days for fleet (3)	3,571	3,037	7,130	5,897
Fleet utilization (4)	93.9%	93.6%	96.2%	96.1%
Average Daily Results:
Time charter equivalent (5)	$21,713	$35,825	$28,287	$39,440
VLCC	26,961	44,913	35,086	50,762
Suezmax	15,361	31,500	20,412	34,549
Aframax	9,862	20,477	13,095	22,834
Panamax	4,647	15,071	11,664	17,241
Handymax	—	—	—	4,992

Daily direct vessel operating expenses (6)	$7,807	$8,408	$7,981	$8,588
Daily general and administrative expenses (7)	2,696	2,313	2,532	2,563
Total daily vessel operating expenses (8)	$10,503	$10,721	$10,513	$11,151

Other Data:
EBITDA (9)	$(35,318)	$68,379	$39,291	$154,013
Adjusted EBITDA (9)	$38,185	$70,983	$124,141	$158,182

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

EBITDA and Adjusted EBITDA Reconciliation

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash, one-time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or used as alternatives to net income, operating income, cash flow from operating activity or any other indicator of our operating performance or liquidity required by GAAP. Our presentation of EBITDA and Adjusted EBITDA is intended to supplement investors’ understanding of our operating performance by providing information regarding our ongoing performance that exclude items we believe do not directly affect our core operations and enhancing the comparability of our ongoing performance across periods. We present Adjusted EBITDA in addition to EBITDA because Adjusted EBITDA eliminates the impact of additional non-cash, one-time and other items not associated with the ongoing performance of our core operations, including charges associated with stock-based compensation, gains and losses on the sale of vessels and costs associated with our financing activities, that we believe further reduce the comparability of the ongoing performance of our core operations across periods. Our management considers EBITDA and Adjusted EBITDA to be useful to investors because such performance measures provide information regarding the profitability of our core operations and facilitate comparison of our operating performance to the operating performance of our peers. Additionally, our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. While we believe these measures are useful to investors, the definitions of EBITDA and Adjusted EBITDA used by us may not be comparable to similar measures used by other companies. In addition, these definitions are also not the same as the definitions of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. During the three and six months ended June 30, 2017 we included in Adjusted EBITDA a Loss on litigation due to a May 2017 arbitration tribunal decision regarding the Atlas Charter Dispute. See Note 16, COMMITMENT AND CONTINGENCIES to the condensed consolidated financial statements in Item 1 for more information relating to the Atlas charter dispute.

Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended		Six Months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Net (loss) / income	$(82,545)	$37,995	$(55,681)	$98,853
Interest expense, net	20,447	10,361	40,498	17,656
Depreciation and amortization	26,780	20,023	54,474	37,504
EBITDA	(35,318)	68,379	39,291	154,013
Adjustments
Stock-based compensation	758	1,427	2,835	2,855
Loss (gain) on disposal of vessels, net	67,860	(714)	77,703	(579)
Other financing costs	3	4	55	6
Professional fees related to interest rate swaps	—	327	260	327
Impact of interest rate swaps fair value	2,771	1,560	2,109	1,560
Loss on litigation	400	—	400	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	1,711	—	1,488	—
Adjusted EBITDA	$38,185	$70,983	$124,141	$158,182

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include all accounts receivable reserves (including revenue offsets), amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Total voyage revenues. Total voyage revenues decreased by $31.1 million, or 29.3%, to $74.9 million for the three months ended June 30, 2017, compared to $106.0 million for the prior year period, and decreased by $32.0 million, or 13.9%, to $198.0 million for the six months ended June 30, 2017, compared to $230.0 million for the prior year period. The decreases were primarily attributable to decreases in Navig8 pool revenues of $20.1 million for the three months ended June 30, 2017 and $14.7 million for the six months ended June 30, 2017 compared to the respective prior year periods, decreases in spot charter revenues of $8.9 million for the three months ended June 30, 2017 and $8.0 million for the six months ended June 30, 2017 compared to the respective prior year periods, and decreases in time charter revenues of $2.0 million for the three months ended June 30, 2017 and $9.3 million for the six months ended June 30, 2017 compared to the respective prior year periods.

During the three and six months ended June 30, 2017, we finalized the sale of two and three vessels, respectively. Additionally, we contracted to sell five additional vessels, which have been or will be sold subsequent to June 30, 2017. These vessel sales and expected vessel sales had the effect and are expected to have the effect of decreasing the size of our fleet. We expect this to have a corresponding effect of decreasing our revenues and associated expenses for the remainder of the year.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) decreased by $20.1 million, or 21.7%, to $72.3 million for the three months ended June 30, 2017, compared to $92.4 million during the prior year period, and decreased by $14.7 million, or 7.2%, to $190.7 million for the six months ended June 30, 2017, compared to $205.4 million during the prior year period. The decreases in both periods were primarily the result of a decline in our average daily Navig8 pool charter hire rates, which decreased by $13,508, or 37.2%, to $22,784 for the three months ended June 30, 2017 compared to $36,293 for the prior year period, and decreased by $12,059, or 29.2%, to $29,291 for the six months ended June 30, 2017 compared to $41,349 for the prior year period, in each case primarily due to a decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in decreases in Navig8 pool revenues of approximately $34.4 million and $59.9 million for the three and six months ended June 30, 2017, respectively, compared to the prior year period. The declines in our average daily Navig8 pool charter hire rates in both periods were partially offset by increases in our vessel operating days in Navig8 pool of 628 to 3,174 days for the three months ended June 30, 2017, compared to 2,546 days during the prior year period, and of 1,542 to 6,510 days for the six months ended June 30, 2017, compared to 4,968 days during the prior year period. The increases in our vessel operating days were primarily the result of the deployment of 9 additional VLCC newbuilding vessels since the end of each prior year period. The increases in vessel operating days resulted in increases in Navig8 pool revenues of approximately $14.3 million and $45.2 million during the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods.

Time charter revenues.  We had no time charter revenues for the three and six months ended June 30, 2017 compared to $2.0 million and $9.3 million, for the respective prior year periods. The decrease was the result of the sale of our two vessels that were previously operated on time charters (the Genmar Victory and Genmar Vision) in August 2016. During the three and six months ended June 30, 2017, we did not operate vessels on time charter outside of the Navig8 pool.

Spot charter revenues.  Spot charter revenues decreased by $8.9 million, or 77.2%, to $2.6 million for the three months ended June 30, 2017 compared to $11.5 million for the prior year period. Spot charter revenues decreased by $8.0 million, or 52.4%, to $7.3 million for the six months ended June 30, 2017 compared to $15.3 million for the prior year period. The decreases in spot charter revenues in both periods were primarily the result of decreases in our average daily spot charter hire rates, which decreased by $30,891, or 67.7% to $14,728 for the three months ended June 30, 2017 compared to $45,619 for the prior year period, and decreased by $11,228, or 35.2% to $20,672 for the six months ended June 30, 2017 compared to $31,900 for the prior year period, primarily due to decreases in rates in the spot charter market. The decreases in our average daily spot charter hire rates resulted in decreases in spot charter revenues of approximately $7.8 million and $5.4 million, during the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods. Spot charter revenues in both periods were also negatively impacted by decreases in our spot market days of 74 days, or 29.3%, to 178 days for the three months ended June 30, 2017 compared to 252 days for the prior year period, and of 127 days, or 26.6%, to 352 days for the six months ended June 30, 2017 compared to 479 days for the prior year period, in each case primarily due to vessel drydocking during 2017 and the transition of our vessels from the spot market into the Navig8 pools. The decreases in our spot market days resulted in decreases in our spot charter revenues of approximately $1.1 million and $2.6 million for the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods.

Voyage expenses.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool. Voyage expenses decreased by $2.0 million, or 48.7%, to $2.2 million for the three months ended June 30, 2017 compared to $4.2 million for the prior year period and decreased by $2.7 million, or 41.2%, to $3.9 million for the six months ended June 30, 2017 compared to $6.6 million for the prior year period. The decreases in voyage expenses in both periods were primarily the result of lower port costs. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $1.6 million, or 86.7%, to $0.2 million for the three months ended June 30, 2016 compared to $1.8 million for the prior year period, and decreased by $1.0 million, or 57.7%, to $0.7 million for the six months ended June 30, 2016 compared to $1.7 million for the prior year period. The decrease in port costs in each period was primarily due to the decrease in our spot market days discussed above during the three and six months ended June 30, 2017 as compared to the respective prior year periods. Also contributing to the decrease in port costs in each period were vessel drydocking during 2017 and differences in the ports visited during the three and six months ended June 30, 2016 as compared to the respective prior year periods.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $29.0 million, or 28.5%, to $72.8 million for the three months ended June 30, 2017 compared to $101.8 million for the prior year period. Net voyage revenues, decreased by $29.4 million, or 13.1%, to $194.1 million for the six months ended June 30, 2017 compared to $223.5 million for the prior year period. The decrease in net voyage revenues in each period was primarily attributable to the decrease in our average daily fleet TCE rate of $14,112, or 39.4%, to $21,713 for the three months ended June 30, 2017 compared to $35,825 for the prior year period, and decrease in our average daily fleet TCE rate of $11,153, or 28.3%, to $28,287 for the six months ended June 30, 2017 compared to $39,440 for the prior year period, in each case primarily due to a decrease in rates in the spot charter market. The decreases in our average daily fleet TCE rate resulted in decreases in net voyage revenue of approximately $40.1 million and $63.2 million during the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods. The decrease in net voyage revenues in each period was partially offset by an increase in our vessel operating days of 512 days, or 18.0%, to 3,352 days, for the three months ended June 30, 2017 compared to 2,841 days for prior year period, and by an increase in our vessel operating days of 1,196 days, or 21.1%, to 6,862 days, for the six months ended June 30, 2017 compared to 5,666 days for prior year period, as a result of the deployment of our VLCC newbuildings discussed above. The increases in our vessel operating days resulted in increases in net voyage revenue of approximately $11.1 million and $33.8 million, during the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$2,047	$—	$9,278
Total	—	2,047	—	9,278
Spot charter:
VLCC	(15)	3,098	3	1,650
Suezmax	(136)	1,798	(240)	1,137
Aframax	51	(321)	190	(478)
Panamax	576	2,743	3,469	6,224
Handymax	—	(2)	(1)	208
Total	476	7,316	3,421	8,741
Navig8 pools:
VLCC	56,442	58,600	146,989	124,999
Suezmax	12,962	26,495	35,236	63,933
Aframax	2,913	7,305	8,461	16,500
Total	72,317	92,400	190,686	205,432
Total Net Voyage Revenue	$72,793	$101,763	$194,107	$223,451
Vessel operating days:
Time charter:
VLCC	—	42	—	218
Total	—	42	—	218
Spot charter:
VLCC	—	71	—	77
Aframax	54	—	54	—
Panamax	124	182	297	361
Handymax	—	—	—	42
Total	178	253	352	479
Navig8 pools:
VLCC	2,093	1,307	4,189	2,383
Suezmax	835	898	1,714	1,883
Aframax	246	341	606	702
Total	3,174	2,546	6,510	4,968
Total Operating Days for Fleet	3,352	2,841	6,862	5,666
Total Calendar Days for Fleet	3,571	3,037	7,130	5,897
Fleet Utilization	93.9%	93.6%	96.2%	96.1%
Average Number of Owned Vessels	39.2	33.4	39.4	32.0
Average Number of Owned and Chartered-in Vessels	39.2	33.4	39.4	32.4
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$48,399	$—	$42,563
Combined	—	48,399	—	42,563
Spot charter:
Aframax	938	—	3,483	—
VLCC	—	43,698	—	21,529
Panamax	475	15,071	11,664	17,241
Handymax	—	—	—	4,992
Combined	2,667	28,929	9,721	18,234
Navig8 pools:
VLCC	26,968	44,847	35,085	52,453
Suezmax	15,524	29,498	20,552	33,945
Aframax	11,836	21,417	13,959	23,515
Combined	22,784	36,293	29,291	41,349
Fleet TCE	$21,713	$35,825	$28,287	$39,440

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels increased by $2.4 million, or 9.2%, to $27.9 million for the three months ended June 30, 2017 compared to $25.5 million for the prior year period. Direct vessel operating expenses increased by $6.8 million, or 13.7%, to $56.9 million for the six months ended June 30, 2017 compared to $50.1 million for the prior year period. The increases in both periods were primarily due to increases in our average fleet size to 39.2 vessels for the three months ended June 30, 2017 from 33.4 vessels for the prior year period, and to 39.4 vessels for the six months ended June 30, 2017 from 32 vessels for the prior year period, and associated increases in crew costs and other costs, associated with our newly delivered vessels.

Crew costs increased by $2.3 million, or 17.4%, to $15.4 million for the three months ended June 30, 2017, compared to $13.1 million for the prior year period. Crew costs increased by $5.1 million, or 19.9%, to $30.7 million for the six months ended June 30, 2017, compared to $25.6 million for the prior year period.

The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $601, or 7.1%, to $7,807 per day for the three months ended June 30, 2017 compared to $8,408 per day for the prior year period, and a decrease of $608, or 7.1%, to $7,980 per day for the six months ended June 30, 2017 compared to $8,588 per day for the prior year period, in each case primarily as a result of lower operating costs, including crew cost, repair and maintenance and other costs, associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared to the respective prior year periods.

Navig8 charterhire expenses.  Navig8 charterhire expenses during the three and six months ended June 30, 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses were $3.2 million for the six months ended June 30, 2016. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses increased by $2.6 million, or 37.0%, to $9.6 million for the three months ended June 30, 2017, compared to $7.0 million in the prior year period and increased by $3.0 million, or 19.5%, to $18.1 million for the six months ended June 30, 2017, compared to $15.1 million in the prior year period. During the three and six months ended June 30, 2017, we recorded as general and administrative expenses a write-off of assets of $1.5 million and litigation loss of $0.4 million, both of which are related to the Atlas charter dispute. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (one of our subsidiaries) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. See Note 16, COMMITMENT AND CONTINGENCIES to the condensed consolidated financial statements in Item 1 for more information relating to the Atlas charter dispute.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $6.8 million, or 33.8%, to $26.8 million for the three months ended June 30, 2017 compared to $20.0 million for the prior year period. Depreciation and amortization increased by $17.0 million, or 45.3%, to $54.5 million for the six months ended June 30, 2017 compared to $37.5 million for the prior year period. The increases in depreciation and amortization in both periods were primarily due to increases in vessel depreciation of $6.8 million, or 38.0%, to $25.0 million for the three months ended June 30, 2017 compared to $18.1 million in the prior year period and increase of $17.2 million, or 51.2%, to $50.9 million for the six months ended June 30, 2017 compared to $33.7 million in the prior year period. The increases in vessel depreciation in both periods were primarily due to increases in our fleet size during the three and six months ended June 30, 2017 compared to the prior year periods.

Loss (gain) on Disposal of Vessels, Net.  Loss (gain) on disposal of vessels, net, which includes losses associated with the disposal of vessels and certain vessel equipment, increased by $68.6 million, to $67.9 million, for the three months ended June 30, 2017 compared to gain of $0.7 million for the prior year period. Loss (gain) on disposal of vessels, net increased by $78.3 million, to $77.7 million, for the six months ended June 30,2017 compared to gain of $0.6 million for the prior year period. During the three months ended June 30, 2017, we recorded losses associated with disposals of vessels of $66.9 million, related to the sale of the Gener8 Orion and the potential sales of the Gener8 Noble and Gener8 Theseus. During the six months ended June 30, 2017, we recorded losses associated with disposals of vessels of $76.9 million, related to the sale of the Gener8 Orion, the Gener8 Daphne, the potential sales of the Gener8 Elektra,  Gener8 Noble and Gener8 Theseus. During the three and six months ended June 30, 2016, following the liquidation of certain foreign subsidiaries, we recorded a $0.7 million gain related to the write-off of the accumulated translation adjustment component of equity.

Interest Expense, Net.  Interest expense, net increased by $10.0 million to $20.4 million for the three months ended June 30, 2017 compared to $10.4 million for the prior year period and increased by $22.8 million to $40.5 million for the six months ended June 30, 2017 compared to $17.7 million for the prior year period.

The increases in interest expense, net, in the three and six months ended June 30, 2017, were primarily attributable to the decrease in capitalized interest of $7.0 million, or 89.1%, to $0.8 million for the three months ended June 30, 2017 compared to $7.8 million in the prior year period, and a decrease of $15.4 million, or 87.2%, to $2.2 million for the six months ended June 30, 2017 compared to $17.6 million, in the prior year period, in each case related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels.

Also contributing to the increases in interest expense, net during the three months ended June 30, 2017, were increases in interest expense associated with our senior secured credit facilities of $3.5 million, or 37.4%, to $12.8 million compared to $9.3 in the prior year period, and of $7.6 million, or 42.7% to $25.3 million during the six months ended June 30, 2017 compared to $17.7 million for the prior year period, in each case due to an increase in outstanding borrowings under our senior secured credit facilities and senior notes. Our outstanding borrowings under our credit facilities and senior notes were $1.6 billion and $1.3 billion as of June 30, 2017 and 2016, respectively.

The increases in interest expense, net, in the three and six months ended June 30, 2017, were partially offset by a reduction in interest expense, net of $1.1 million related to the modification of the interest rate swaps agreements during the second-quarter of 2017. On April 10, 2017, we modified the interest rate swaps agreements we initially entered into on May 2, 2016. The modifications included changes to the notional amounts, maturity dates, and an increase in the fixed rates payable under the interest rate swap agreements.

Other income (expense), net.    During the three and six months ended June 30, 2017, other income (expense), net included the impact of our interest rate swap agreements, which were ineffective. During the three and six months ended June 30, 2017, we recorded $2.8 million and $2.1 million, respectively, of expenses, as other (expense) income, net, related to the impact of our interest rate swap agreements. During the three and six months ended June 30, 2016, we recorded $1.6 million of expenses related to the ineffective portion of our interest rate swaps.

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

We expect to use borrowing under the Korean Export Credit Facility, in addition to our operating cash flows, to fund the amounts owed on the one VLCC newbuilding that has not been delivered. Our ability to borrow any further amounts under the Korean Export Credit Facility is subject to various conditions and we may be liable for damages if we breach our obligations under our VLCC shipbuilding contracts. Accordingly, there is no assurance that we will be able to borrow sufficient funds under the Korean Export Credit Facility. To the extent that such source of financing is not available on terms acceptable to us, or at all, we may also review other debt financing alternatives to fund such existing commitments.

As of June 30, 2017, we had an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions) for the purpose of financing delivery of one VLCC newbuilding vessel with remaining installment payments of $48.2 million. Based on the valuation of our vessels from appraisals of July 27, 2017, we estimate that our available borrowings under the Korean Export Credit Facility for this one future delivery will be limited to approximately $50 million. To the extent vessel values decline further, we estimate that our potential borrowings under the Korean Export Credit Facility would be reduced by $0.60 for each $1.00 decline in appraised value.

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each senior secured credit facility may not be less than certain specified amounts. Under the Amended Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of June 30, 2017, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenant as of that date if the valuation of our collateral under the Amended Sinosure Credit Facility from appraisals of July 27, 2017 were to decline by approximately 5.4%.

We are also subject to a debt service coverage ratio covenant under our Amended Sinosure Credit Facility pursuant to which our ratio of consolidated EBITDA to the aggregate scheduled principal repayments and cash interest expense for consolidated indebtedness, each as defined in the Amended Sinosure Credit Facility, must be no less than 1.10. We refer to this ratio as the “Debt Service Coverage Ratio.” As of June 30, 2017, we are in compliance with our debt service coverage ratio covenant. For the 12-month testing period, as defined in the Amended Sinosure Credit Facility, ended June 30, 2017, our Debt Service Coverage Ratio was 1.28.

In the event of continued weakness in charter rates and vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with these covenants as early as the second half of 2017 absent waivers or amendments to our senior secured credit facilities. To address these issues, we intend to pursue alternatives which may include potential dispositions of vessels, strategic transactions to strengthen our capital structure, waivers or amendments from our lenders and/or other options. Any such transactions may be subject to conditions. If market or other conditions are not favorable, we may be unable to complete any such transactions or obtain waivers or amendments from our lenders on acceptable terms or at all.

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

Moreover, in the event we are in default, we will not be able to borrow additional amounts under our Korean Export Credit Facility. If we are unable to borrow under this credit facility, our ability to finance our remaining VLCC newbuilding could be adversely affected. If this were to occur, we could consider using available cash to fund the remaining installment payment under this shipbuilding contract when due or selling the shipbuilding contract.

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

Refinancing Facility.    On September 3, 2015, we entered into the refinancing facility to refinance our former senior secured credit facilities. As of June 30, 2017, $319.4 million of borrowings were outstanding under the refinancing facility, and no further borrowings were available under this facility. The loans under the refinancing facility will mature on September 3, 2020.

The refinancing facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The refinancing facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2017, four VLCCs, nine Suezmax vessels, three Aframax vessels and two Panamax vessels.

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

Korean Export Credit Facility.    On September 3, 2015, we entered into the Korean Export Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings built at Korean shipyards. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans from a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, which we refer to as the “commercial tranche,” a tranche of term loans fully guaranteed by the Export-Import Bank of Korea, which we refer to as “KEXIM” up to the aggregate approximate amount of $139.7 million, which we refer to as the “KEXIM guaranteed tranche,” a tranche of term loans from KEXIM up to the aggregate approximate amount of $197.4 million, which we refer to as the “KEXIM funded tranche” and a tranche of term loans insured by Korea Trade Insurance Corporation, which we refer to as “K-Sure” up to the aggregate approximate amount of $344.6 million, which we refer to as the “K-Sure tranche.”

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of June 30, 2017, $744.0 million of borrowings were outstanding under the Korean Export Credit Facility, and up to $63.0 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of one vessel, which has an aggregate of $48.2 million of remaining installment payments due prior to the delivery of the vessel. As discussed above, we are seeking lender consent to extend the date by which we may borrow these amounts. Each loan will mature, in respect of the commercial tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2017, 14 VLCC vessels.

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

On June 1, 2017, we amended the Korean Export Credit Facility to extend the date by which we are permitted to borrow for the delivery of the Gener8 Nestor from June 30, 2017 to September 30, 2017. The amendment also provides that the Commercial Tranche must be repaid no later than June 30, 2022.

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

Amended Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings built at Chinese shipyards and to refinance a credit facility. On June 29, 2016, we amended the Sinosure Credit Facility, which we refer to as the “Amended Sinosure Credit Facility.” As of June 30, 2017, $328.7 million of borrowings were outstanding under the Amended Sinosure Credit Facility, and no further borrowings were available under this facility. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Amended Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Amended Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of June 30, 2017, six VLCC vessels.

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

On April 10, 2017, we further modified those two interest rate swap transactions and additionally modified the remaining four interest rate swap transactions. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. See Note 10,  LONG TERM DEBT and Note 11,  financial instruments, to the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions.

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

Cash and Working Capital

Our cash and cash equivalents increased by $65.5 million to $160.1 million as of June 30, 2017 from $94.7 million as of December 31, 2016. This increase was primarily due to $131.8 million of net cash provided by operating activities, $53.3 million of proceeds from the sale of the Gener8 Ulysses, Gener8 Daphne and Gener8 Orion, partially offset by the payments in respect of the VLCC newbuildings of $98.2 million, including capitalized interest, the net debt payments of $15.3 million and the payment of $4.7 million and $1.4 million for purchases of vessel improvement and deferred financing costs, respectively, during the six months ended June 30, 2017.

Working capital is current assets minus current liabilities.

Our working capital increased by $206.7 million to $205.4 million as of June 30, 2017 from $(1.3) million as of December 31, 2016. This increase was primarily due to a $140.1 million increase in assets held for sale for the Gener8 Noble,  Gener8 Theseus and Gener8 Elektra as of June 30, 2017 and $65.5 million increase due to an increase in cash and cash equivalent, which was due primarily to $131.8 million of net cash provided by operating activities, partially offset by $49.6 million of net cash used in investing activities and $16.7 million of net cash used in financing activities for a net increase in cash and cash equivalent of $65.5 million.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $131.8 million for the six months ended June 30, 2017 which resulted from net loss of $55.7 million, plus non-cash charges to operations of $172.3 million, including $77.7 million from the loss on disposal of vessels, net as a result of the recent and expected sale of Gener8 Daphne, Gener8 Elektra, Gener8 Orion, Gener8 Noble and Gener8 Theseus, and a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $15.1 million, including an increase in due from charterers and in accounts payable and other current and non-current liabilities.

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

Cash Flows from Investing Activities.  Net cash used in investing activities was $49.6 million for the six months ended June 30, 2017, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $98.2 million, partially offset by $53.3 million net proceeds from the sale of the Gener8 Ulysses, Gener8 Daphne and Gener8 Orion, during the six months ended June 30, 2017.

Net cash used in investing activities was $565.4 million for the six months ended June 30, 2016, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $577.3 million, partially offset by $16.9 million net proceeds from the sale of the Gener8 Consul during the six months ended June 30, 2016.

Cash Flows from Financing Activities.  Net cash used in financing activities was $16.7 million for the six months ended June 30, 2017, which primarily consisted of net debt payments of $15.3 million and the payment of deferred financing costs of $1.4 million related to the Amended Sinosure Credit Facility and the Korean Export Credit Facility.

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

During the three months ended June 30, 2017 and 2016, we incurred $7.1 million and $5.8 million, respectively, of drydock related costs. During the six months ended June 30, 2017 and 2016, we incurred $8.3 million and $6.6 million, respectively, of drydock related costs. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $17.1 million and $13.9 million, respectively.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we previously anticipated that the expenditures to complete drydocks of vessels during 2017 would aggregate approximately $37.4 million, and that such vessels will be off-hire for approximately 574 days in 2017 to effect these drydocks. As a result of our recent vessel sales, we currently anticipate that the expenditures to complete drydocks of vessels during 2017 will aggregate approximately $18.9 million, and that such vessels will be off-hire for approximately 280 days in 2017 to effect these drydocks.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2016 Annual Report on Form 10-K.

Capital Improvements.  During the six months ended June 30, 2017 and the year ended December 31, 2016, we capitalized $5.3 million and $9.3 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements.  In July 2017, at its 71st session, the International Maritime Organization’s Marine Environment Protection Committee (“MEPC”) discussed draft amendments it approved, and expects to adopt at the next MEPC Session.  These amendments extend the date of compliance with certain ballast water standards until the first International Oil Pollution Prevention (“IOPP”) renewal survey, which will be conducted after September 8, 2019 for our applicable vessels.  Such surveys typically take place every five years.

In December 2016, the United States Coast Guard (“USCG”) first approved technology for ballast water treatment.  The USCG previously provided waivers to vessels that could not install the as-yet unapproved technology and vessels now requiring a waiver will need to show why they cannot install the approved technology. Our capital improvements budget for the year ending December 31, 2017 mentioned below includes $6.1 million for purchase of Ballast Water Management Systems equipment.

For information regarding our capital improvements budget for the year ended December 31, 2017 and other capital improvements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Capital Improvements” in our 2016 Annual Report on Form 10-K.

Vessel Acquisitions and Disposals.    During the six months ended June 30, 2017, we completed the sale of the Gener8 Ulysses,  Gener8 Daphne and Gener8 Orion for $30.5 million, $10.5 million and $13.0 million, respectively, in gross proceeds. We used the net proceeds from the sales to repay an aggregate of $39.2 million, which represents the portion of the senior secured debt outstanding under the refinancing facility associated with these vessels.

On May 2, 2017, we entered into agreements for the sale of the 2016-built VLCC tankers the Gener8 Noble and Gener8 Theseus for $81.0 million in gross proceeds for each vessel. As of June 30, 2017, we classified the Gener8 Noble and Gener8 Theseus as assets held for sale, in the condensed consolidated balance sheet. On August 7, 2017, the sale of the Gener8 Theseus was finalized. The Company used the net proceeds to repay $50.2 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel. We intend to use the net proceeds from the sale of the Gener8 Noble to repay approximately $50.3 million of the related portion of the Korean Export Credit Facility debt outstanding associated with the vessel and for general corporate purposes.

On July 20, 2017, we entered into agreements for the demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for $7.8 million and $8.0 million, respectively, in gross proceeds. On August 1, 2017 the disposition of the Gener8 Horn was finalized. We used the net proceeds along with available cash to repay $8.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. The Gener8 Phoenix disposition is expected to be consummated during 2017. We intend to use the net proceeds from the demolition and scrapping of the Gener8 Phoenix, along with available cash, to repay approximately $8.2 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On July 27, 2017, we entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for $10.0 million in gross proceeds. As of June 30, 2017, we classified the Gener8 Elektra as Current assets - held for sale, on the condensed consolidated balance sheet. The Gener8 Elektra is expected to be sold during 2017. We intend to use the net proceeds from the sale to repay approximately $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

Other Commitments.  In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is $0.1 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2017 and 2016, respectively.

The following is a tabular summary of our future contractual obligations as of June 30, 2017 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2017 (6)	2018-2019	2020-2021	Thereafter
Refinancing facility	$319,396	$45,628	$114,070	$159,698	$—
Korean Export Credit Facility	744,034	31,361	125,444	195,097	392,132
Sinosure Credit Facility	328,653	11,789	47,158	47,158	222,548
Interest expenses, except for senior notes (1)	256,540	28,215	93,680	65,166	69,479
Senior notes	131,600	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	115,450	—
Shipbuilding contracts	48,180	48,180	—	—	—
Supervision Agreements (2)	250	250	—	—	—
Senior officer compensation agreements (3)	10,238	1,138	4,550	4,550	—
Office Leases (4)	15,897	768	3,072	3,878	8,179
Corporate Administration Agreement (5)	322	322	—	—	—
Total commitments	$1,970,560	$167,651	$387,974	$722,597	$692,338

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of June 30, 2017, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of June 30, 2017, plus the applicable blended margin of 2.08%. Future interest payments on our Amended Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.04% as of June 30, 2017, plus the applicable margin of 2.0%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $52.5 million which has accrued as of June 30, 2017. Interest expense for the refinancing facility, Korean Export Credit Facility, and Amended Sinosure Credit Facility include estimated effects related to our interest rate swaps.

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

Off-Balance-Sheet Arrangements

As of June 30, 2017, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Pursuant to our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at June 30, 2017. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at June 30, 2017. The most recent compliance testing date was August 4, 2017 under such facilities for the three months ended June 30, 2017. The amount by which the carrying value at June 30, 2017 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $3.4 million to $30.3 million per vessel, with an average of $15.9 million.

		Year
Vessels (1)	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Horn	1999	2003	14,901
Gener8 Phoenix	1999	2003	15,021
Gener8 Argus	2000	2003	18,034
Gener8 Defiance	2002	2004	14,953
Gener8 Poseidon	2002	2010	30,889
Gener8 Pericles	2003	2004	17,452
Gener8 Compatriot	2004	2008	14,831
Gener8 Companion	2004	2008	15,169
Gener8 Harriet G	2006	2006	33,786
Gener8 Kara G	2007	2007	35,876
Gener8 George T	2007	2007	35,511
Gener8 Hercules	2007	2010	52,329
Gener8 Atlas	2007	2010	51,780
Gener8 St. Nikolas	2008	2008	38,077
Gener8 Zeus	2010	2010	66,593
Gener8 Maniate	2010	2010	45,161
Gener8 Spartiate	2011	2011	49,159
Gener8 Neptune	2015	2015	103,177
Gener8 Athena	2015	2015	103,944
Gener8 Strength	2015	2015	101,794
Gener8 Apollo	2016	2016	105,020
Gener8 Ares	2016	2016	105,222
Gener8 Hera	2016	2016	105,699
Gener8 Supreme	2016	2016	102,710
Gener8 Success	2016	2016	97,861
Gener8 Constantine	2016	2016	109,892
Gener8 Nautilus	2016	2016	101,021
Gener8 Andriotis	2016	2016	98,606
Gener8 Chiotis	2016	2016	100,142
Gener8 Macedon	2016	2016	103,310
Gener8 Perseus	2016	2016	109,405
Gener8 Oceanus	2016	2016	111,342
Gener8 Miltiades	2016	2016	102,060
Gener8 Ethos	2017	2017	106,647
Gener8 Hector	2017	2017	100,683

(1)	Excludes assets held for sale.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. As of June 30, 2017 and December 31, 2016, we had $1.4 billion and $1.4 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of June 30, 2017 and December 31, 2016, we were party to interest rate swaps.

We have entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $1.0 billion as of June 30, 2017, and a maximum aggregate amount of approximately

$1.0 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 2.80% to 4.85%. On April 10, 2017, we modified these interest rate swap agreements. The modifications included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. These interest rate swap transactions have effective dates ranging from April 10, 2017 to April 18, 2017. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $352.5 million of our outstanding floating rate indebtedness as of June 30, 2017 that is not hedged by approximately $3.5 million for the three months ended June 30, 2017.

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

During the three and six months ended June 30, 2017, fuel costs amounted to approximately 87.5%, and 83.1%, respectively, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.2 million and $0.3 million, for the three and six months ended June 30, 2017, respectively.

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

GENER8 MARITIME, INC.

Date: August 7, 2017	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 3, dated as of June 1, 2017, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co‑ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties.

10.2	Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the year to date period ended June 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Furnished herewith

E-1