Form 10-Q
period 2017-09-30
Gener8 Maritime, Inc.
filed 2017-11-09
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 3, 2017:

Common Stock, par value $0.01 per share 82,988,946 shares

GENER8 MARITIME, INC. AND SUBSIDIARIES

Website Information

We intend to use our website, www.gener8maritime.com, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in our website’s Investors section. Accordingly, investors should monitor the Investors portion of our website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. To subscribe to our e-mail alert service, please click the “Investor Alerts” link in the Investors section of our website and submit your email address. The information contained in, or that may be accessed through, our website is not incorporated by reference into or a part of this document or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.

PART 1: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,677	$94,681
Due from charterers, net	2,808	2,048
Due from Navig8 pools, net	27,908	60,750
Assets held for sale	31,530	30,195
Prepaid expenses and other current assets	27,127	27,611
Total current assets	274,050	215,285
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $222,900 and $197,521, respectively	2,322,111	2,523,710
Vessels under construction	62,537	177,133
Other fixed assets, net	1,440	4,430
Deferred drydock costs, net	12,150	12,714
Working capital at Navig8 pools	26,950	33,100
Restricted cash	1,464	1,457
Derivative financial instruments - non-current	1,259	19,585
Other noncurrent assets	2,983	5,255
Total noncurrent assets	2,430,894	2,777,384
TOTAL ASSETS	$2,704,944	$2,992,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,907	$33,991
Long-term debt, current portion	138,297	181,023
Derivative financial instruments - current	3,483	1,552
Total current liabilities	168,687	216,566
NONCURRENT LIABILITIES:
Long-term debt	1,274,599	1,400,928
Less unamortized discount and debt financing costs	(52,356)	(63,146)
Long-term debt less unamortized discount and debt financing costs	1,222,243	1,337,782
Other noncurrent liabilities	1,110	910
Derivative financial instruments - non-current	166	—
Total noncurrent liabilities	1,223,519	1,338,692
TOTAL LIABILITIES	1,392,206	1,555,258
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 82,988,946 shares at September 30, 2017 and 82,960,194 shares at December 31, 2016	830	830
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at September 30, 2017 and December 31, 2016	—	—
Paid-in capital	1,518,969	1,515,362
Accumulated deficit	(219,264)	(96,115)
Accumulated other comprehensive income	12,203	17,334
Total shareholders’ equity	1,312,738	1,437,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,704,944	$2,992,669

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
VOYAGE REVENUES:
Navig8 pool revenues	$47,887	$65,529	$238,573	$270,960
Time charter revenues	—	—	—	9,278
Spot charter revenues	3,139	6,730	10,414	22,023
Total voyage revenues	51,026	72,259	248,987	302,261

OPERATING EXPENSES:
Voyage expenses	3,133	3,159	6,987	9,710
Direct vessel operating expenses	26,324	26,980	83,225	77,041
Navig8 charterhire expenses	6	19	6	3,240
General and administrative expenses	6,936	7,128	24,988	22,240
Depreciation and amortization	25,653	23,118	80,127	60,622
Goodwill impairment	—	26,291	—	26,291
Loss on disposal of vessels, net	36,941	10,756	114,644	10,177

Total operating expenses	98,993	97,451	309,977	209,321

OPERATING (LOSS) / INCOME	(47,967)	(25,192)	(60,990)	92,940

OTHER EXPENSES:
Interest expense, net	(22,542)	(13,699)	(63,040)	(31,355)
Other financing costs	—	(2)	(55)	(8)
Other income (expense), net	3,041	1,542	936	(75)
Total other expenses	(19,501)	(12,159)	(62,159)	(31,438)
NET (LOSS) / INCOME	$(67,468)	$(37,351)	$(123,149)	$61,502

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.81)	$(0.45)	$(1.48)	$0.74
Diluted	$(0.81)	$(0.45)	$(1.48)	$0.74

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Net (loss) / income	$(67,468)	$(37,351)	$(123,149)	$61,502
Other comprehensive (loss) income:
Amount recognized in other comprehensive income (loss) on derivative	(2,003)	5,207	(6,359)	(8,901)
Amount reclassified from AOCI to net (loss) income on derivative	319	1,342	1,228	1,502
Foreign subsidiaries liquidation	—	—	—	(730)
Foreign currency translation adjustments	—	—	—	63
Comprehensive (loss) income	$(69,152)	$(30,802)	$(128,280)	$53,436

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	$827	$1,509,688	$(163,421)	$667	$1,347,761
Net income	—	—	61,502	—	61,502
Issuance of common stock	—	26	—	—	26
Amount recognized in other comprehensive loss on derivative	—	—	—	(8,901)	(8,901)
Amount reclassified from AOCI to net (loss) income on derivative	—	—	—	1,502	1,502
Foreign subsidiaries liquidation	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	4,299	—	—	4,299
Balance as of September 30, 2016	$827	$1,514,013	$(101,919)	$(7,399)	$1,405,522

Balance as of December 31, 2016	$830	$1,515,362	$(96,115)	$17,334	$1,437,411
Net loss	—	—	(123,149)	—	(123,149)
Amount recognized in other comprehensive income (loss) on derivative	—	—	—	(6,359)	(6,359)
Amount reclassified from AOCI to net (loss) income on derivative	—	—	—	1,228	1,228
Stock-based compensation	—	3,607	—	—	3,607
Balance as of September 30, 2017	$830	$1,518,969	$(219,264)	$12,203	$1,312,738

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(123,149)	$61,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of vessels, net	114,644	10,177
Goodwill impairment	—	26,291
Payment-in-kind interest expense	14,560	13,729
Depreciation and amortization	80,127	60,622
Amortization of fair value of related-party chartered-in vessel	—	427
Amortization of deferred financing costs and senior notes	12,221	7,879
Loss on litigation	400	—
Net unrealized loss on derivative financial instrument	15,292	—
Stock-based compensation expense	3,607	4,299
Provision for bad debts	1,492	(2,689)
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(706)	13,267
Decrease in due from Navig8 pools	32,842	2,866
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(1,695)	59,606
Decrease (increase) in working capital at Navig8 pools	6,150	(5,950)
Decrease in accounts payable and other current and noncurrent liabilities	(4,116)	(5,680)
Deferred drydock costs incurred	(8,796)	(9,228)
Net cash provided by operating activities	142,873	237,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(97,543)	(800,688)
Payment of capitalized interest	(1,670)	(15,456)
Proceeds from sale of vessels, net	238,751	72,505
Purchase of vessel improvements and other fixed assets	(7,369)	(7,808)
Net cash provided by (used in) investing activities	132,169	(751,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	100,131	636,216
Repayments of credit facilities	(283,746)	(158,665)
Proceeds from issuance of common stock	—	26
Deferred financing costs paid	(1,431)	(20,737)
Net cash (used in) provided by financing activities	(185,046)	456,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,996	(57,489)
CASH AND CASH EQUIVALENTS, beginning of period	94,681	157,535
CASH AND CASH EQUIVALENTS, end of period	$184,677	$100,046
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$36,284	$19,993

See Note 2 for supplementary information of noncash items.

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provide international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at September 30, 2017 consisted of 34 tankers; 33 tankers in operation (22 Very Large Crude Carriers (“VLCCs”), seven Suezmax tankers, two Aframax tankers, two Panamax tankers), and one newbuilding VLCC under construction. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

As of September 30, 2017, the Company employed all of its VLCC and Suezmax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool and the Suez8 Pool. In 2015, the Company’s VLCC, Suezmax, Aframax and newbuilding owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited, the beneficial owner of over 4% of the Company’s outstanding common shares as of September 30, 2017. See Note 14, Related Party Transactions, for a description of the pool arrangements with these related parties.

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the condensed consolidated financial statements. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2016, which provides a more complete understanding of our accounting policies. The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying unaudited interim financial statements, which conform to accounting principles generally accepted in the United States of America, were included in our 2016 Annual Report on Form 10-K.

INTEREST RATE RISK MANAGEMENT—The Company is exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a LIBOR-based variable rate corresponding to the floating rate interest exposure on the Company’s credit facilities, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and the Company has established effectiveness testing and measurement processes. In September 2017 the Company adopted Accounting Standards Update ("ASU") 2017-12 which amends ASC 815, and updated the cash flow designation to hedge the contractual LIBOR interest rate risk. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective after adoption, all gains/losses are captured in a component of accumulated other comprehensive income (“AOCI”) until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See  RECENT ACCOUNTING PRONOUNCEMENTS below and Note 11, Financial Instruments, for recent accounting adoption and additional disclosures on the Company’s interest rate swaps.

RECENT ACCOUNTING PRONOUNCEMENTS—In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").  ASU 2017-12 is intended to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. In September 2017 the Company adopted ASU 2017-12 which amends ASC 815 and hedge accounting. At adoption, the Company utilized the modified retrospective transition method. Under the new guidance, effectiveness is no longer measured and all changes in the fair market value of derivatives are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for effective hedge relationships. The Company has elected to continue testing effectiveness quantitatively using regression analysis. All changes in fair market value of qualifying cash flow derivatives are recognized in Other Comprehensive Income and are released from Accumulated Other Comprehensive Income (Loss) in the same period and in the same line item that the underlying hedged item is recorded.

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

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (ASC 606) Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU No. 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment as of the date of adoption. The requirements of this standard include an increase in required disclosures. The Company intends to adopt the ASU’s for the interim periods after December 31, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Although the majority our charters are currently under pool arrangements, if this should change, the Company could expect an impact on the timing of recognition of revenue for certain ongoing charter contracts and the deferral and amortization of certain voyage related costs. The Company is currently evaluating the impact of the adoption of the ASU’s to its condensed consolidated financial statements, including the presentation of revenues in its condensed consolidated statements of operations. The Company does not anticipate any material effect from adopting this standard on its condensed consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on the Company’s statements of consolidated cash flows. As of September 30, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of September 30, 2017 and December 31, 2016. The Company does not anticipate any material effect from adopting this standard on its condensed consolidated financial statements and related disclosures.

2. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone and supervision payments of $0 and $4.9 million as of September 30, 2017 and December 31, 2016, respectively. Additionally, the Company excluded from cash flows from investing activities in the condensed consolidated statements of cash flows items included in accounts payable for drydock and other vessel related expenses of $0.5 million and $0.2 million, respectively, as of September 30, 2017. Capitalized interest amounted to $3.2 million for the nine months ended September 30, 2017, of which $1.5 million has not been paid out as of September 30, 2017 (which is included in long‑term debt in the condensed consolidated balance sheet). Capitalized interest amounted to $24.3 million for the nine months ended September 30, 2016.

3. (LOSS) / INCOME PER COMMON SHARE

The computation of basic (loss) income per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted net (loss) income per share assumes the exercise of all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted net (loss) income per common share was as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Basic net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(67,468)	$(37,351)	$(123,149)	$61,502
Denominator:
Weighted-average shares outstanding, basic	82,989	82,682	82,976	82,681

Basic net (loss) / income per share	$(0.81)	$(0.45)	$(1.48)	$0.74

Diluted net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(67,468)	$(37,351)	$(123,149)	$61,502
Denominator:
Weighted-average shares outstanding, basic	82,989	82,682	82,976	82,681
Add:
Restricted stock units	—	—	—	—
Stock options	—	—	—	—
Weighted-average shares outstanding, diluted	82,989	82,682	82,976	82,681

Diluted net (loss) / income per share:	$(0.81)	$(0.45)	$(1.48)	$0.74

Options to purchase 309,296 shares of common stock, which expired on May 7, 2017, were excluded from the above calculation for the nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016, because the impact is anti-dilutive. Options to purchase 13,420 shares of common stock, which expired on July 8, 2017, were also excluded from the above calculation for the nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016, because certain market conditions have not been met.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The remaining RSUs will generally vest in tranches on December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. As of September 30, 2017, 44,919 RSUs were forfeited and 635,518 shares are remaining to be issued in future years, following the vesting date for each increment.

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

For the three and nine months ended September 30, 2017, weighted-average RSUs outstanding of 800,047 and 733,439, respectively, were excluded in determining the diluted net (loss) income per share, because the impact is anti-dilutive. For both the three and nine months ended September 30, 2016, weighted-average RSUs outstanding of 1,072,948, were excluded in determining the diluted net (loss) income per share, because the impact is anti-dilutive.

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options, pursuant to the Company’s amended 2012 Equity Incentive Plan. Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options granted were excluded in determining the diluted net (loss) income per share for the three and nine months ended September 30, 2017, because the impact is anti-dilutive. See Note 15, Stock Based Compensation, for more details.

4. ASSETS HELD FOR SALE

At the end of every reporting period the Company reviews and evaluates all of its vessels to determine the vessels, if any, that meet the criteria for “held for sale” as stated in ASC 360-10 – Property, Plant and Equipment ASC subtopic 360-10-Property, Plant, and Equipment (“ASC 360-10”.) As of September 30, 2017, all the criteria of ASC 360-10 were met for the following vessels (Gener8 Poseidon and Gener8 Pericles) and the transactions were qualified as assets held for sale. These vessels were written down to their fair value, less cost to sell of  $31.5 million as of September 30, 2017.

On October 4, 2017 the Company entered into an agreement for the sale of the 2002-built VLCC tanker the Gener8 Poseidon for gross proceeds of $21.5 million. As a result of the vessel held for sale classification, the Company recorded a loss of $12.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The sale is expected to be finalized during 2017.  The Company intends to use the net proceeds to repay approximately $14.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 21, 2017 the Company entered into an agreement for the sale of the 2003-built Aframax tanker the Gener8 Pericles for gross proceeds of $11.0 million. As a result of the vessel held for sale classification, the Company recorded a loss of $6.6 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. On October 18, 2017, the sale was finalized and we used the net proceeds to repay $7.8 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets - held for sale, in the condensed consolidated balance sheet, as all the criteria of ASC 360-10 have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, of $30.2 million on the consolidated balance sheet. The Gener8 Ulysses vessel was sold during the first quarter of 2017. As a result of the sale in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2016.

5. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the nine months ended September 30, 2017, the Company took delivery of the following 2017-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

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

Disposal of Vessels

On July 27, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for $10.5 million in gross proceeds. As a result of the sale, the Company recorded a loss of $1.0 million and $5.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. On August 15, 2017, the sale of the Gener8 Elektra was finalized. The Company used the net proceeds from the sale to repay $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 20, 2017 the Company entered into agreements for the disposition, demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for gross proceeds of $7.8 million and $8.0 million, respectively. As a result of the disposition, the Company recorded a loss of $16.2 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The disposition of the Gener8 Phoenix and the Gener8 Horn was finalized on August 9, 2017 and August 1, 2017, respectively. The Company used the net proceeds along with available cash to repay $8.2 million and $7.6 million, for the Gener8 Horn and the Gener8 Phoenix, respectively, the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On May 25, 2017, the Company entered into an agreement for the sale of the 2002-built Suezmax tanker Gener8 Orion for $13.0 million in gross proceeds. On June 13, 2017, the sale was finalized and the Company recorded a net loss of $10.1 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. The Company used the net proceeds to repay $11.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On May 2, 2017, the Company entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Theseus for $81.0 million in gross proceeds. As a result of the sale, the Company recorded a loss of $31.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. On August 7, 2017, the sale of the Gener8 Theseus was finalized. The Company used the net proceeds to repay $50.1 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On May 2, 2017, the Company entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Noble for $81.0 million in gross proceeds. As a result of the sale, the Company recorded a loss of $25.4 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. On September 15, 2017, the sale of the Gener8 Noble was finalized. The Company used the net proceeds to repay $50.4 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On April 3, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker Gener8 Daphne for $10.5 million in gross proceeds. On May 13, 2017, the sale was finalized and the Company recorded a net loss of $5.1 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. The Company used the net proceeds to repay $8.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

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

On August 8, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Victory for $29.0 million in gross proceeds. On August 25, 2016, the sale was finalized and the Company recorded a net loss of $7.3 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. The Company used the net proceeds to repay $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 22, 2016, the Company entered into an agreement for the sale of the 2001-built VLCC tanker Genmar Vision for $28.0 million in gross proceeds. On August 5, 2016, the sale was finalized and the Company recorded a net loss of approximately $3.2 million, as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. The Company used the net proceeds to repay approximately $19.4 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Bunkers and lubricants	$6,933	$7,522
Insurance claims receivable	4,204	5,047
Prepaid insurance	2,306	3,185
Other	13,684	11,857
Total	$27,127	$27,611

Insurance claims receivable consists substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of September 30, 2017 and December 31, 2016, the portion of insurance claims receivable not expected to be collected within one year of $0 and $0.6 million, respectively, is included in Other noncurrent assets on the condensed consolidated balance sheets.

As of September 30, 2017, Other includes $7.6 million of advances to our third‑party technical managers and $1.7 million of working capital due from Navig8. The working capital due from Navig8 is associated with the Gener8 Poseidon ($1.0 million) and Gener8 Pericles ($0.7 million) related to their treatment as vessels held for sale (see Note 4,  Assets HELD for sale and Note 17, Subsequent Events for more updates on recent vessel sales). As of December 31, 2016, Other primarily represents $4.7 million of advances to our third‑party technical managers and $1.9 million of working capital due from Navig8. The working capital due from Navig8 is associated with the Gener8 Spyridon and Gener8 Ulysses ($0.9 million and $1.0 million, respectively), related to their treatment as vessels held for sale.

7. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

	September 30, 2017	Nine Months Ended September 30, 2017 Activities	December 31, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$—	$162,683
Installment and supervision payments	579,818	—	579,818
Others	5,214	—	5,214
2015 Acquired VLCC Newbuildings:
Vessels	435,417	—	435,417
Acquisition-related costs	10,295	—	10,295
Installment and supervision payments	936,544	95,711	840,833
Accrued milestones and supervision payments	—	(5,368)	5,368
Others	16,116	1,978	14,138
Fair value of 2015 Warrant Agreement assumed	3,381	—	3,381
Fair value of 2015 Stock Options assumed	39	—	39
Capitalized interest	74,894	3,163	71,731
Vessel deliveries	(2,161,864)	(210,080)	(1,951,784)
Total	$62,537	$(114,596)	$177,133

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

During the nine months ended September 30, 2017, two of the 2015 Acquired VLCC Newbuildings were delivered to the Company and the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund these deliveries. See Note 5, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the nine months ended September 30, 2017. See Note 17, Subsequent Events, for additional information regarding the delivery of Gener8 Nestor.

8. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Working capital for 2011 VLCC pool	$1,900	$1,900
Fresh start lease asset	1,083	1,183
Insurance claims	—	588
Escrow deposits	—	38
Long-term due from charters	—	1,546
Total	$2,983	$5,255

Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (a subsidiary of the Company) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. Accordingly, during the nine months ended September 30, 2017, the Company wrote-off $1.5 million related to the Atlas charter dispute and the amount is recorded in General and

Administrative, in the condensed consolidated statement of operations. See Note 16, commitments and contingencies for more details.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Accounts payable	$7,607	$6,821
Accrued milestone and supervision payments	—	5,368
Accrued operating expenses	10,084	16,990
Accrued administrative expenses	3,199	2,767
Accrued interest	6,017	2,045
Total	$26,907	$33,991

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC newbuildings. As of September 30, 2017, the Company paid $5.4 million of milestone and supervision installments that were accrued as of December 31, 2016.

10. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Refinancing Facility	$273,081	$408,337
Korean Export Credit Facility	627,893	658,568
Senior Notes	189,164	174,604
Sinosure Credit Facility	322,758	340,442
Total	1,412,896	1,581,951
Less: current portion of long-term debt	(138,297)	(181,023)
Less: unamortized discount and debt financing costs	(52,356)	(63,146)
Long-term debt less unamortized discount and debt financing costs	$1,222,243	$1,337,782

Unamortized discount and debt financing costs include an unamortized discount related to the Company’s Senior Notes and deferred financing costs comprised of insurance, bank fees and legal expenses associated with securing new loan facilities. These deferred financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense, net in the condensed consolidated statements of operations.

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. During the second quarter of 2017 and in connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties. See Note 11, Financial InstrumentS, for more details.

During the three months ended September 30, 2017 and in connection with the sale of five vessels (Gener8 Phoenix, Gener8 Horn, Gener8 Elektra, Gener8 Noble and Gener8 Theseus), the Company repaid $23.5 million and $100.5 million, of borrowings under the Refinancing Facility and the Korean Export Credit Facility, respectively. During the nine months ended September 30, 2017 and in connection with the sale of eight vessels (the Gener8 Phoenix, Gener8 Horn, Gener8 Elektra, Gener8 Noble, Gener8 Theseus, Gener8 Ulysses, Gener8 Orion and Gener8 Daphne), the Company repaid $62.7 million and $100.5 million, of borrowings under the Refinancing Facility and the Korean Export Credit Facility, respectively.

As of September 30, 2017 and 2016, the weighted average interest rate for the credit facilities are 4.21% and 4.14%, respectively.

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

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 18 vessel-owning subsidiaries it owns (the “Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of September 30, 2017, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned four VLCCs, seven Suezmax vessels, two Aframax vessels and two Panamax vessels.

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

During the nine months ended September 30, 2017, the Company borrowed approximately $100.1 million under the Korean Export Credit Facility to fund the deliveries of Gener8 Hector and Gener8 Ethos and paid down $100.5 million related to the sale Gener8 Noble and Gener8 Theseus. As of September 30, 2017, the Company has an aggregate amount of up to approximately $63.0 million of available borrowings under the Korean Export Credit Facility (subject to borrowing limits and other conditions set forth in the applicable senior secured credit facilities) for the purpose of financing one future delivery of VLCC newbuilding vessel with remaining installment payments of $48.2 million.

On September 26, 2017, On September 26, 2017, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers Inc.), which became our subsidiary as a result of the 2015 merger, entered into (i) an amendment agreement (the “Amendment Agreement”) with HHIC-Phil Inc. (the “Builder”) related to the shipbuilding contract dated

March 25, 2014 between Gener8 Maritime Subsidiary Inc. and the Builder (the “Building Contract”) in relation to the construction of the Gener8 Nestor (the “Vessel”) and (ii) an outstanding works agreement (the “Outstanding Works Agreement”) with the Builder. The Amendment Agreement and the Outstanding Works Agreement provide that the Builder is obligated to physically deliver the Vessel on October 9, 2017 and, notwithstanding delivery, complete any outstanding works relating to the Vessel required to meet the specifications and requirements of the Building Contract. The Amendment Agreement further provides for a $19.3 million reduction in the contract price payable under the Building Contract for the Vessel, including $5.4 million in liquidated damages due to the Company under the Building Contract relating to the late delivery of the Vessel by the Builder based on the delivery schedule set forth in the Building Contract. As a result, the contract price for the Vessel has, in effect, been reduced from $96.4 million to $77.1 million, and the final installment due from the Company upon delivery of the Vessel by the Builder on October 9, 2017 was reduced from $48.2 million to $29.0 million. See Note 17, Subsequent Events, for additional information regarding the delivery of Gener8 Nestor, and the related borrowings under the Korean Export Credit Facility.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2017, 12 VLCC vessels.

On March 24, 2017, the Company amended the Korean Export Credit Facility to change the dates on which amortization payments are due to the 15th day of each of April, July, October and January.

Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which are being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company and vessel-owning subsidiaries owned by Gener8 Maritime Sub VII. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  As of September 30, 2017, the Sinosure Credit Facility funded the delivery of five VLCC newbuildings and refinanced a credit facility. The Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million. Each loan under the Sinosure Credit Facility is referred to herein as a “Sinosure Vessel Loan.” Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a Sinosure Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 11, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Sinosure Credit Facility.  The Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2017, six VLCC vessels.

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

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of September 30, 2017 and December 31, 2016, the discount on the Senior Notes was $4.1 million and $4.9 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refinancing Facility (1)	$(3,760)	$(5,355)	$(12,298)	$(16,680)
Korean Export Credit Facility (1)	(7,041)	(3,802)	(20,289)	(7,984)
Senior Notes	(5,326)	(4,744)	(15,361)	(13,729)
Sinosure Credit Facility (1)	(3,210)	(2,309)	(8,868)	(4,688)
Amortization of deferred financing costs and other	(5,597)	(2,945)	(11,920)	(8,081)
Capitalized interest	912	6,680	3,163	24,290
Commitment fees	(174)	(1,235)	(624)	(4,547)
Interest rate swaps	1,286	—	2,360	—
Interest income	368	11	797	64
Interest expense, net	$(22,542)	$(13,699)	$(63,040)	$(31,355)

(1)	Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of September 30, 2017, the Company was in compliance with all such covenants that were in effect on such date.

The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility also contain certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement. The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility permit the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under these facilities’ minimum cash balance and collateral maintenance tests subject to a limit of 50% of consolidated net income earned by the Company after the date of the respective facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the respective facility. It may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and repay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

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

11. FINANCIAL INSTRUMENTS

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap transactions having amortizing notional amounts to hedge a portion of the LIBOR floating rate interest expense on the Company’s credit facilities as discussed in Note 10, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the interest rate for such transaction multiplied by the relevant notional amount for that period in exchange for a payment from the respective swap counterparty in an amount equal to a variable rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. In December 2016, the Company modified the two interest rate swap transactions hedging the Refinancing Facility to align the payment dates under those interest rate swap transactions to the principal and interest repayment dates under the Refinancing Facility. The swaps were dedesignated and the revised swaps were simultaneously redesignated with no interruption in hedge accounting. In April 2017, all six of the swap agreements were monetized (the current fair market value of $18.2 million was received from the swap counterparties) and dedesignated. The effective portion of the gain on the swaps at dedesignation was deferred in Other Comprehensive Income / (loss) and the Company is recognizing the gain over the original hedge periods (September 2, 2020 for the swaps hedging the Refinancing Facility, February 20, 2029 for the swaps hedging the Korean Export Credit Facility and May 6, 2028 for the swap hedging the Sinosure Credit Facility). Simultaneously, the revised swaps were designated in a cash flow relationship with a fair market value at designation of zero, which included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. The applicable period, LIBOR rate and notional amounts for each interest rate swap transaction is identified in the table below.

Two of the swaps effectively fix the interest rate on approximately 35% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, three of the swaps effectively fix the interest rate on approximately 74% - 80% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and the remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility through March 21, 2022 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party replacement derivatives dealer prior to the relevant termination date for that interest rate swap. Otherwise, upon the termination of an interest rate swap transaction on the relevant termination date, the Company may elect to enter into a new swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date.

The Company’s objective in entering into the interest rate swap transactions is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company has elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps offsetting at least 80% and not more than 125% of the hedged interest exposure) on both a prospective and retrospective basis. In September 2017 the Company early adopted ASU 2017-12 which amends ASC 815 and hedge accounting. Under the new guidance, effectiveness is no longer measured and all changes in the fair market value of derivatives are recorded in AOCI for effective hedge relationships. The Company has elected to continue testing effectiveness quantitatively using regression analysis. All derivatives outstanding as of the prior year-end were dedesignated in April, 2017 as discussed above and thus there is no impact on the opening balance of equity as a result of adoption. The impact to the current year financials was a reversal of the cumulative ineffectiveness recognized from the new designation in April 2017 through adoption of $2.6 million. See Note 1, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for more details on the recent adoption of ASU 2017-12.

The changes in fair market value of the swaps, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in Other Comprehensive Income (Loss) (“OCI”). These amounts are reclassified from AOCI to interest expense when the hedged interest payments are recognized in interest expense, net in the condensed consolidated statements of operations.

Amounts in Accumulated Other Comprehensive Income (Loss) expected to be reclassified into earnings in the next 12 months total a gain of $1.1 million.

At September 30, 2017, the Company was a party to the following interest rate swaps, which are designated as cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility (dollars in thousands):

	September 30, 2017
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$88,041	4/10/2017	9/3/2020	Level 2	1.6600%	1 mo. LIBOR
Refinancing Facility	22,010	4/18/2017	9/3/2020	Level 2	1.6480%	1 mo. LIBOR
Korean Export Credit Facility (1)	462,400	4/10/2017	9/30/2020	Level 2	1.8380%	3 mo. LIBOR
Korean Export Credit Facility (1)	86,700	4/10/2017	9/30/2020	Level 2	1.8645%	3 mo. LIBOR
Korean Export Credit Facility (1)	28,900	4/18/2017	9/30/2020	Level 2	1.8180%	3 mo. LIBOR
Sinosure Credit Facility	322,758	4/10/2017	3/21/2022	Level 2	2.0470%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $599.7 million under the three interest rate swaps increased up to the maximum aggregate notional amount of $610.0 million in October 2017 in order to effectively fix the interest rate on the target percentage of expected borrowings. The swap notional will amortize down hereafter.

The tables below provide quantitative information about the impact of derivatives on the Company’s condensed consolidated balance sheet and statement of operations (dollars in thousands):

		September 30, 2017		December 31, 2016
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current assets	$—	$—	$—	$—
Interest rate swap contracts - non-current	Non-current assets	234	1,025	19,585	—
Interest rate swap contracts - current	Current liabilities	(203)	(3,280)	(1,552)	—
Interest rate swap contracts - non-current	Non-current liabilities	—	(166)	—	—
Total derivatives designated as hedging instruments		$31	$(2,421)	$18,033	$—

	Offsetting of Derivative Assets
	September 30, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$22	$22	$(22)	$—	$—
Counterparty 2	—	9	9	(9)	—	—
Counterparty 3	—	—	—	—	—	—
Total	$—	$31	$31	$(31)	$—	$—

	Offsetting of Derivative Assets
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$15,577	$1,314	$16,891	$(1,314)	$—	$15,577
Counterparty 2	975	80	1,055	(80)	—	975
Counterparty 3	1,481	158	1,639	(158)	—	1,481
Total	$18,033	$1,552	$19,585	$(1,552)	$—	$18,033

	Offsetting of Derivative Liabilities
	September 30, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$(2,226)	$(22)	$(2,248)	$22	$—	$(2,226)
Counterparty 2	(8)	(9)	(17)	9	—	(8)
Counterparty 3	(157)	—	(157)	—	—	(157)
Total	$(2,391)	$(31)	$(2,422)	$31	$—	$(2,391)

	Offsetting of Derivative Liabilities
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(1,314)	$(1,314)	$1,314	$—	$—
Counterparty 2	—	(80)	(80)	80	—	—
Counterparty 3	—	(158)	(158)	158	—	—
Total	$—	$(1,552)	$(1,552)	$1,552	$—	$—

The following table provides the effect of fair value and cash flow hedge accounting on the condensed consolidated statements of operations (dollars in thousands):

	For the nine months ended September 30,
	2017	2016

Interest expense, net (where the effects of fair value or cash flow hedges are recorded)	$(63,040)	$(31,355)

The effects of fair value and cash flow hedging
Gain / (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate contracts:
Amount reclassified from AOCI to net (loss) income on derivative	$(1,228)	$1,502
Amount reclassified from AOCI to net (loss) income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table provides the effect of derivatives on the condensed consolidated statements of operations (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow	from AOCI to	September 30,		September 30,
Hedging Relationships	Income	2017	2016	2017	2016
Interest rate swap contracts (Effective Portion)
Amount recognized in other comprehensive income (loss) on derivative	Interest Expense, net	$(2,003)	$(5,207)	$(6,359)	$8,901
Amount reclassified from AOCI to net (loss) income on derivative	Interest Expense, net	(319)	1,342	(1,228)	1,502

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$184,677	$184,677	$94,681	$94,681
Restricted cash	1,464	1,464	1,457	1,457
Long-term debt, including current portion, excluding discount	1,412,896	1,402,519	1,581,951	1,564,364

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

The Company uses the following methods and assumptions in estimating fair values for its financial instruments:

The carrying amounts of the Company’s other financial instruments as of September 30, 2017 and December 31, 2016 (principally Due from charterers, net, Due from Navig8 pools, net, Accounts payable and accrued expenses) approximate fair values because of the relatively short maturity of these instruments.

Cash and cash equivalents:  The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments.

Restricted cash:  The carrying amounts of the Company’s other financial instruments as of September 30, 2017 and December 31, 2016 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Sinosure Credit Facility as of September 30, 2017 and December 31, 2016 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 3.75%.

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

Assets held for sale:  As of September 30, 2017, the Company classified the Gener8 Poseidon and Gener8 Pericles as Current assets – assets held for sale, in the condensed consolidated balance sheet. These vessels are expected to be sold within one year. As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets – assets held for sale, in the condensed consolidated balance sheet. The vessel was subsequently sold during the first quarter of 2017. The fair value of a vessel held for sale for the periods ended September 30, 2017 and December 31, 2016 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis. See Note 17, Subsequent Events for more updates on recent vessel sales.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	September 30, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$31,530	$31,530	$—	$30,195	$30,195	$—

The following table summarizes the valuation of liabilities measured on a recurring basis (dollars in thousands):

	September 30, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$1,259	$1,259	$—	$19,585	$19,585	$—
Interest rate swaps - Liabilities	3,649	3,649	—	1,552	1,552	—

13. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020, at a rate of $0.2 million per month. During the three months ended September 30, 2017 and 2016, the Company recorded expense associated with this lease of $0.5 million and $0.5 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded expense associated with this lease of $1.5 million and $1.5 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2017— $0.4 million (from October 1, 2017 to December 31, 2017), 2018— $1.5 million, 2019— $1.5 million, 2020—$1.7 million, 2021—$2.2 million and thereafter—$8.2 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of September 30, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million, respectively, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of September 30, 2017 and December 31, 2016.

14. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these condensed consolidated financial statements.

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

Navig8 Pools

As of September 30, 2017, 22 of the Company’s VLCC vessels have entered into the VL8 Pool, seven of the Company’s Suezmax vessels have entered into the Suez8 Pool and one of the Company’s Aframax vessels have entered into the V8 Pool.

During the three months ended September 30, 2017 and 2016, the Company earned net pool distributions of $47.9 million (which is comprised of $39.8 million from VL8 Pool, $7.3 million from Suez8 Pool and $0.8 million from V8 Pool) and $65.6 million (which is comprised of $42.6 million from VL8 Pool, $18.4 million from Suez8 Pool and $4.6 million from V8 Pool), respectively, from Navig8 pools. During the nine months ended September 30, 2017 and 2016, the Company earned net pool distributions of $238.6 million (which is comprised of $186.8 million from VL8 Pool, $42.6 million from Suez8 Pool and $9.2 million from V8 Pool) and $271.0 million (which is comprised of $167.6 million from VL8 Pool, $82.3 million from Suez8 Pool and $21.1 million from V8 Pool), respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations.

As of September 30, 2017 and December 31, 2016, a balance of $27.9 million ($17.0 million from VL8 pool, $8.9 million from Suez8 pool and $2.0 million from V8 pool) and $60.7 million ($40.9 million from VL8 pool, $16.1 million from Suez8 pool and $3.7 million from V8 pool), respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. Navig8 charterhire expenses during the three and nine months ended September 30, 2017 included $6 thousand and $19 thousand, respectively, of profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses for the three and nine months ended September 30, 2016 were $19 thousand and $3.2 million, respectively, and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Working Capital at Navig8 Pools

The Company is required to provide working capital to each of VL8 Pool Inc. and V8 Pool Inc. upon delivery of each vessel into the applicable Navig8 pool. During the first quarter of 2016, Navig8 Group revised the working capital requirements of the Navig8 pools whereby participants provide working capital of $1.0 million, $0.9 million and $0.7 million to VL8 Pool Inc. in respect of the VL8 pool, V8 Pool Inc. in respect of the Suez8 Pool and V8 Pool Inc. in respect of the V8 Pool, respectively, for each applicable vessel delivered into the pool.

As of September 30, 2017, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $27.0 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets. Additionally, as of September 30, 2017, the working capital associated with the Gener8 Pericles ($0.7 million) and Gener8 Poseidon ($1.0 million), two vessels classified as assets held for sale as of September 30, 2017, and is included in Prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three months ended September 30, 2017 and 2016, the Company recorded supervision fees of $0.2 million and $0.9 million, respectively. During the nine months ended

September 30, 2017 and 2016, the Company recorded supervision fees of $0.7 million and $2.6 million, respectively. These amounts are included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of September  30, 2017 and December 31, 2016, $0.3 million and $1.3 million, respectively, remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged into a subsidiary of the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three months ended September 30, 2017 and 2016, the Navig8 Limited subsidiary billed the Company a total of $0.3 million and $0.3 million, respectively, for corporate administration fees. During the nine months ended September 30, 2017 and 2016, the Navig8 Limited subsidiary billed the Company a total of $0.9 million and $0.9 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. A payable balance of $0.1 million and $0.1 million, remained outstanding as of September 30, 2017 and December 31, 2016, respectively.

Other Related Party Transactions

During the three months ended September 30, 2017 and 2016, the Company incurred office expenses totaling approximately $2 thousand and $1 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. During the nine months ended September 30, 2017 and 2016, the Company incurred office expenses totaling approximately $5 thousand and $4 thousand, respectively, on behalf of Mr. Georgiopoulos. As of September 30, 2017 and December 31, 2016, a balance due from Mr. Georgiopoulos of approximately $4 thousand and $4 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $26 thousand and $73 thousand, during the three and nine months ended September 30, 2016, respectively, on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. Mr. Georgiopoulos was previously the chairman of Genco’s board of directors. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and a director of Genco. As of September 30, 2017 and December 31, 2016, no balance was due from Genco.

Aegean Marine Petroleum Network, Inc. (“Aegean”) supplies bunkers and lubricating oils to the Company’s vessels and the Company provides office space to Aegean, each of which was deemed to be a related party transaction. Bunkers and lubricating oils supplied by Aegean aggregated $0.6 million and $2.5 million, respectively, for the three and nine months ended September 30, 2017, and $1.8 million and $3.7 million, respectively, for the three and nine months ended September 30, 2016. Rent and other expenses incurred by Aegean in its New York office aggregated $50 thousand and $0.2 million, respectively, for the three and nine months ended September 30, 2017, and $50 thousand and $0.2 million, respectively, for the three and nine months ended September 30, 2016. Mr. Georgiopoulos was previously the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, was previously on Aegean’s board of directors. On June 19, 2017, Mr. Georgiopoulos resigned as chairman of Aegean’s board of directors and Mr. Tavlarios resigned as a director of Aegean. Therefore, as of the resignation date, transactions with Aegean no longer qualify as related party transactions. As of September 30, 2017 and December 31, 2016, a balance of $0.2 million and $0, respectively, remains outstanding for supplied bunkers and lubricating oils, and no balance remains outstanding in either period for rent and other expenses.

The Company provided office space and other expenses to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $20 thousand and $15 thousand, during the three months ended September 30, 2017 and 2016, respectively, and $64 thousand and $47 thousand, during the nine months ended September 30, 2017 and 2016, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of September 30, 2017 and December 31, 2016, a balance of $2 thousand and $0.1 thousand, respectively, remains outstanding.

Amounts due from the related parties described above as of September 30, 2017 and December 31, 2016 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); and amounts due to the related parties described above as of September 30, 2017 and December 31, 2016 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

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

During the first quarter of 2017, the Company valued the granted options using “Black Scholes Model” and during the three and nine months ended September 30, 2017 recorded $0 and $1.3 million, respectively of related compensation expense, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. In accordance with FASB ASC Topic 718, the Company used the following assumptions for the Black Scholes Model: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executives in the agreements will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting. There was no such expense during the three and nine months ended September 30, 2016.

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares of Navig8 common stock at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. The fair value of the stock option was calculated by using the Black-Scholes option pricing model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction. The option agreement expired on July 8, 2017.

The following table summarizes certain information of the stock options outstanding:

Options Exercisable,
September 30, 2017
Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life
Exercise Price	Options	Exercise Price	(years)
(‘000)
$4.69	525	$4.69	6.3

Restricted Stock Units

2017 Restricted Stock Units

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,856 RSUs, which remain outstanding as of September 30, 2017. The RSUs, which were valued at $5.35 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the date that is 30 days following the first anniversary of the grant date, subject to the director’s continued service with the Company through the applicable vesting date. The RSUs are amortized over a one-year period from the grant date and valued at the grant price of $5.35 per share.

2016 Restricted Stock Units

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs were valued at $6.26 per share. On May 16, 2017 (the date of the Company’s annual meeting of shareholders), the RSUs vested and the Company issued 28,752 shares.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for each of such increments. The unvested RSUs were excluded in determining the diluted net (loss) income per share for the three and nine months ended September 30, 2017 and 2016, because the impact is anti-dilutive. As of September 30, 2017, 44,919 RSUs have been forfeited and 635,518 shares remain to be issued in future years, following the vesting date for each increment.

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

For the three months ended September 30, 2017 and 2016, compensation expense in connection with the RSUs was $0.8 million and $1.4 million, respectively, and for the nine months ended September 30, 2017 and 2016, compensation expense in connection with the RSUs was $2.3 million and $4.2 million, respectively. Compensation expense is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes certain information of the outstanding unvested and vested RSUs:

		Weighted-
		Average
		Remaining
	Number of	Contractual
	RSU's	Term (years)
	(‘000)
Outstanding, December 31, 2016	664
Granted	45
Vested	(29)
Forfeited	—
Outstanding, September 30, 2017	680	1.1

16. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 13, Lease commitments, for lease commitments.

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

ATLAS CHARTER DISPUTE

On April 22, 2013, GMR Atlas LLC, a vessel owning subsidiary of the Company, submitted to arbitration in accordance with the terms of the London Maritime Arbitrator’s Association a claim for declaratory relief as to the proper construction of certain provisions of a charterparty contract (the “Atlas Charterparty”) between GMR Atlas LLC and, the party chartering a vessel from GMR Atlas LLC (the “Atlas Claimant”) relating to, among other things, customer eligibility. The Atlas Claimant is an affiliate of the 2011 VLCC Pool Operator. The Atlas Claimant initially counterclaimed (the “Initial Atlas Claims”) for repayment of hire and other amounts paid under the Atlas Charterparty during the period from July 22, 2012 to November 4, 2012 and also asserted claims for interests and costs. GMR Atlas LLC provided security for those claims, plus amounts in respect of interest and costs, in the sum of $3.5 million pursuant to an escrow agreement. The Initial Atlas Claims were dismissed with prejudice to the extent they were for repayment of hire or other amounts paid prior to October 26, 2012 and this dismissal is no longer subject to appeal.

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

An arbitration hearing took place in December 2016 with respect to these claims. As a result, the arbitration tribunal’s decision was published on May 9, 2017 (the “Decision”) and the tribunal ruled that GMR Atlas LLC had been in breach of certain customer eligibility requirements as claimed by the Atlas Claimant. The Decision stated that the Atlas Claimant was entitled to recover the sum of $3.3 million in respect of the Subsequent Atlas Claims (the “Declaratory Sum”). However the Declaratory Sum represents the loss suffered by the entire 2011 VLCC Pool as a result of the breach of certain customer eligibility requirements, not just the loss suffered by the Atlas Claimant alone which was just one participant in the 2011 VLCC Pool at the relevant time. The Declaratory Sum is therefore subject to distribution among all of the members (at the relevant time) of the 2011 VLCC Pool, which includes our 2011 VLCC Pool Subs, to whom a portion of the Declaratory Sum will be payable. The tribunal has reserved the right to make further decisions in regard to the sums to be distributed among the members of the 2011 VLCC Pool, as well as in respect of any questions of interest and legal costs.

The Atlas Claimant is challenging the Decision on grounds of serious procedural irregularity and also by seeking permission to appeal those aspects of the Decision which contain a ruling on a point of law. An application to challenge the Decision on procedural grounds as well as on certain points of law was filed with the High Court of England and Wales on October 6, 2017. A hearing of the procedural challenge is not expected to take place before March 2018.

As of September 30, 2017 and December 31, 2016, an amount due from the 2011 VLCC Pool dispute of $1.9 million and $3.4 million, respectively, was included in Other assets (noncurrent). During the nine months ended September 30, 2017, the Company recorded as general and administrative expenses a write-off of assets of $1.5 million and litigation loss of $0.4 million, both of which are related to the Atlas charter dispute. There was no such expense during the three months ended September 30, 2017. The Company may incur further charges in connection with this legal proceeding.

17. SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2017 for recognition or disclosure purposes. Based on this evaluation, from September 30, 2017 through the date the condensed consolidated financial statements were available to be issued, no material events have been identified other than the following:

Delivery of Vessels

On October 9, 2017, the Company took delivery of the Gener8 Nestor, a 2017-built VLCC newbuilding. Upon delivery, the Gener8 Nestor entered into the VL8 Pool. On October 9, 2017, the Company borrowed $48.0 million under the Korean Export Credit Facility, which had previously been pre-positioned on September 29, 2017 at the Korea Development Bank for the benefit of the Builder in order to satisfy the final installment payment for the Gener8 Nestor. $29.0 million of the pre-positioned funds was released to the Builder on October 9, 2017 upon delivery of the Gener8 Nestor, and the remaining balance was released to the Company. At the time of the delivery, the Company has made all shipyard installment payments and there is no outstanding payable balance. See Note 10, LONG TERM DEBT, for additional information regarding the recent Building Contract amendment related to the Gener8 Nestor.

Sale of Vessels

On October 25, 2017 the Company entered into an agreement for the sale of the 2010-built VLCC tanker the Gener8 Zeus for gross proceeds of $53.0 million. On November 7, 2017, the sale was finalized. The Company used the net proceeds to repay $34.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On October 18, 2017 the Company entered into an agreement for the sale of the 2000-built Suezmax tanker the Gener8 Argus for gross proceeds of $11.0 million. On October 30, 2017, the sale was finalized and the Company used the net proceeds to repay $7.7 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 21, 2017 the Company entered into an agreement for the sale of the 2003-built Aframax tanker the Gener8 Pericles for gross proceeds of $11.0 million. As of September 30, 2017, the Company classified the Gener8 Pericles as Current assets - held for sale, in the condensed consolidated balance sheet. On October 18, 2017, the sale was finalized and the Company used the net proceeds to repay $7.8 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

Other Information

On November 8, 2017, the Company amended the Sinosure Credit Facility in order to conform certain financial covenants to those in our Refinancing Facility and Korean Export Credit Facility. Pursuant to the amendment, the debt service coverage ratio under the Sinosure Credit Facility was replaced with a conforming interest expense coverage ratio, which tests consolidated EBITDA to cash interest expense, each as defined in the Sinosure Credit Facility. The amendment also revised the consolidated leverage ratio under the Sinosure Credit Facility from 0.65 to 0.60 to conform to the other two credit facilities.

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

The following is a discussion of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of September 30, 2017, we owned a fleet of 34 tankers, including 33 vessels on the water, consisting of 22 VLCC vessels, 7 Suezmax vessels, 2 Aframax vessels and 2 Panamax vessels, with an aggregate carrying capacity of 8.1mm DWT, which includes 18 “eco” VLCC newbuildings delivered from 2015 through 2017 equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs, which we refer to as our “VLCC newbuildings.” During the nine months ended September 30, 2017, we took delivery of two VLCC newbuildings, and one additional VLCC newbuilding was delivered on October 9, 2017. These three vessels entered the VL8 Pool upon delivery to us.

On September 26, 2017, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers Inc.), which became our subsidiary as a result of the 2015 merger, entered into (i) an Amendment Agreement with the Builder related to the Building Contract in relation to the construction of the Gener8 Nestor and (ii) an Outstanding Works Agreement with the Builder. The Amendment Agreement and the Outstanding Works Agreement provide that the Builder is obligated to physically deliver the Gener8 Nestor on October 9, 2017 and, notwithstanding delivery, complete any outstanding works relating to the Gener8 Nestor required to meet the specifications and requirements of the Building Contract. The Amendment Agreement further provides for a reduction in the contract price payable under the Building Contract, including liquidated damages due to the Company relating to the late delivery of the Gener8 Nestor by the Builder.

For the three and nine months ended September 30, 2017, we recorded a loss of $36.9 million and $114.6 million, respectively, as Loss on disposal of vessels, net, in the condensed consolidated statement of operations, primarily related to the sale and the expected sale of the vessels listed below.

On October 25, 2017, we entered into an agreements for the sale of the 2010-built VLCC tanker the Gener8 Zeus for gross proceeds of $53.0 million. On November 7, 2017, the sale was finalized. We used the net proceeds to repay $34.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On October 4, 2017, we entered into an agreement for the sale of the 2002-built VLCC tanker the Gener8 Poseidon for gross proceeds of $21.5 million. As a result, we recorded a net loss of $12.9 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The sale is expected to be finalized during 2017. We intend to use the net proceeds to repay approximately $14.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel. The sale of the vessel is subject to risks outside of our control and therefore may not be consummated.

On August 21, 2017, we entered into an agreement for the sale of the 2003-built Aframax tanker the Gener8 Pericles for gross proceeds of $11.0 million. On October 18, 2017, the sale was finalized and the Company recorded a net loss of $6.6 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. We used the net proceeds to repay $7.8 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 27, 2017, we entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for gross proceeds of $10.5 million. On August 15, 2017, the sale was finalized and we recorded a net loss of $1.0 million and $5.9 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively. We used the net proceeds from the sale to repay $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 20, 2017 we entered into an agreement for the disposition, demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for $7.8 million and $8.0 million, respectively, in gross proceeds. During the third quarter of 2017, the disposition of the Gener8 Phoenix and Gener8 Horn was finalized and we recorded a net loss of $8.2 million and $8.0 million, respectively, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. We used the net proceeds, along with available cash, to repay $7.6 million and $8.2 million, respectively, of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On May 25, 2017, the Company entered into an agreement for the sale of the 2002-built Suezmax tanker Gener8 Orion for gross proceeds of $13.0 million. On June 13, 2017, the sale was finalized and we recorded a net loss of $10.1 million, as Loss on vessel disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. We used the net proceeds to repay $11.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On May 2, 2017, we entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Theseus for $81.0 million in gross proceeds. As a result of the sale, we recorded a loss of $31.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. On August 7, 2017, the sale of the Gener8 Theseus was finalized. We used the net proceeds to repay $50.1 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On May 2, 2017, we entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Noble for $81.0 million in gross proceeds. As a result of the sale, we recorded a loss of $25.4 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the nine months ended September 30, 2017. On September 15, 2017, the sale of the Gener8 Noble was finalized. We used the net proceeds to repay $50.4 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

As of December 31, 2016, we classified the Gener8 Ulysses as Current assets - held for sale, in the condensed consolidated balance sheet, as all the criteria of ASC 360-10 have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, of $30.2 million on the condensed consolidated balance sheet. As a result of the expected sale in 2017, we recorded a loss of $6.9 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the year ended December 31, 2016. The Gener8 Ulysses vessel was sold during the first quarter of 2017.

We have a significant amount of outstanding indebtedness under our Refinancing Facility, the Korean Export Credit Facility, and the Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of September 30, 2017, we owed an aggregate outstanding principal amount of $1.4 billion under our senior secured credit facilities and our senior notes. As of September 30, 2017, no additional amounts may be borrowed under our Refinancing Facility or our Sinosure Credit Facility. Under the Korean Export Credit Facility, the remaining available borrowings were drawn down in connection with the delivery of the Gener8 Nestor. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility”, for additional information regarding borrowings under the Korean Export Credit Facility for the delivery of this vessel.

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. During the second quarter of 2017 and in connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties. See Note 11, Financial InstrumentS,  to the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions for more details. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Sinosure Credit Facility.

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

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of September 30, 2017, all of our owned and operating vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of September 30, 2017, we employed all of our VLCCs, Suezmax and one Aframax vessels on the water, in Navig8 Group commercial crude tanker pools, including the VL8 Pool, the Suez8 Pool and the V8 Pool. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” Our newbuilding and VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three and nine months ended September 30, 2017 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2016 Annual Report on Form 10-K for further information regarding these pool agreements.

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

As of September 30, 2017, we have taken delivery of 20 of our VLCC newbuildings which we deployed in the VL8 Pool in spot market voyages. On October 9, 2017, our remaining VLCC newbuilding was delivered and was deployed in the VL8 Pool in spot market voyages.

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

As of September 30, 2017, all of our vessels, with the exception of three vessels (the Gener8 Companion, Gener8 Compatriot and Gener8 Defiance) that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 14,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

The following table shows the calculation of net voyage revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Income Statement Data:
Voyage revenues	$51,026	$72,259	$248,987	$302,261
Voyage expenses	(3,133)	(3,159)	(6,987)	(9,710)
Net voyage revenues	$47,893	$69,100	$242,000	$292,551

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

Results of Operations

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended		Nine Months ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Voyage revenues	$51,026	$72,259	$248,987	$302,261
Voyage expenses	3,133	3,159	6,987	9,710
Direct vessel operating expenses	26,324	26,980	83,225	77,041
Navig8 charterhire expenses	6	19	6	3,240
General and administrative expenses	6,936	7,128	24,988	22,240
Depreciation and amortization	25,653	23,118	80,127	60,622
Goodwill impairment	—	26,291	—	26,291
Loss on disposal of vessels, net	36,941	10,756	114,644	10,177
Total operating expenses	98,993	97,451	309,977	209,321
OPERATING (LOSS) / INCOME	(47,967)	(25,192)	(60,990)	92,940
Interest expense, net	(22,542)	(13,699)	(63,040)	(31,355)
Other financing costs	—	(2)	(55)	(8)
Other income (expense), net	3,041	1,542	936	(75)
Total other expenses	(19,501)	(12,159)	(62,159)	(31,438)
NET (LOSS) / INCOME	$(67,468)	$(37,351)	$(123,149)	$61,502

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.81)	$(0.45)	$(1.48)	$0.74
Diluted	$(0.81)	$(0.45)	$(1.48)	$0.74

Weighted-average shares outstanding—basic	82,989	82,682	82,976	82,681

Weighted-average shares outstanding—diluted	82,989	82,682	82,976	82,681

	September 30,	December 31,
(dollars in thousands)	2017	2016
Balance Sheet Data, at end of year / period:
Cash and cash equivalents	$184,677	$94,681
Total current assets	274,050	215,285
Vessels, net of accumulated depreciation	2,322,111	2,523,710
Vessels under construction	62,537	177,133
Total assets	2,704,944	2,992,669
Current liabilities (including current portion of long-term debt)	168,687	216,566
Total long-term debt less unamortized discount and debt financing costs	1,222,243	1,337,782
Total liabilities	1,392,206	1,555,258
Shareholders’ equity	1,312,738	1,437,411

	For the Period Ended
	September 30,
(dollars in thousands)	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$142,873	$237,118
Net cash provided by (used in) investing activities	132,169	(751,447)
Net cash (used in) provided by financing activities	(185,046)	456,840

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except fleet data and daily results)	2017	2016	2017	2016
Fleet Data:
Total number of owned vessels at end of period	33	37	33	37
Average number of vessels (1)	35.5	35.2	38.1	33.1
Average number of owned and chartered-in vessels (1)	35.5	35.2	38.1	33.4
Total operating days for fleet (2)	3,039	3,157	9,901	8,823
Total time charter days for fleet	—	—	—	218
Total spot market days for fleet	186	213	538	692
Total Navig8 pool days for fleet	2,853	2,944	9,363	7,913
Total calendar days for fleet (3)	3,266	3,242	10,396	9,072
Fleet utilization (4)	93.1%	97.4%	95.2%	97.3%
Average Daily Results:
Time charter equivalent (5)	$15,757	$21,887	$24,441	$33,159
VLCC	19,063	27,493	29,762	42,047
Suezmax	10,615	18,281	17,640	28,880
Aframax	5,712	12,549	11,654	19,332
Panamax	(907)	11,259	8,094	15,222
Handymax	—	—	—	4,603

Daily direct vessel operating expenses (6)	$8,060	$8,322	$8,005	$8,492
Daily general and administrative expenses (7)	2,124	2,199	2,404	1,666
Total daily vessel operating expenses (8)	$10,184	$10,521	$10,409	$10,158

Other Data:
EBITDA (9)	$(19,273)	$(534)	$20,018	$153,479
Adjusted EBITDA (9)	$15,933	$34,895	$140,246	$192,192

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

EBITDA and Adjusted EBITDA Reconciliation

EBITDA represents net income (loss) plus net interest expense and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the items set forth in the table below, which represent certain non-cash, one-time and other items that we believe are not indicative of the ongoing performance of our core operations. EBITDA and Adjusted EBITDA are used by analysts in the shipping industry as common performance measures to compare results across peers. EBITDA and Adjusted EBITDA are not items recognized by accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or used as alternatives to net income, operating income, cash flow from operating activity or any other indicator of our operating performance or liquidity required by GAAP. Our presentation of EBITDA and Adjusted EBITDA is intended to supplement investors’ understanding of our operating performance by providing information regarding our ongoing performance that exclude items we believe do not directly affect our core operations and enhancing the comparability of our ongoing performance across periods. We present Adjusted EBITDA in addition to EBITDA because Adjusted EBITDA eliminates the impact of additional non-cash, one-time and other items not associated with the ongoing performance of our core operations, including charges associated with stock-based compensation, gains and losses on the sale of vessels and costs associated with our financing activities, that we believe further reduce the comparability of the ongoing performance of our core operations across periods. Our management considers EBITDA and Adjusted EBITDA to be useful to investors because such performance measures provide information regarding the profitability of our core operations and facilitate comparison of our operating performance to the operating performance of our peers. Additionally, our management uses EBITDA and Adjusted EBITDA as performance measures and they are also presented for review at our board meetings. While we believe these measures are useful to investors, the definitions of EBITDA and Adjusted EBITDA used by us may not be comparable to similar measures used by other companies. In addition, these definitions are also not the same as the definitions of EBITDA and Adjusted EBITDA used in the financial covenants in our debt instruments. See Note 16, COMMITMENTS AND CONTINGENCIES to the condensed consolidated financial statements in Item 1 for more information relating to the Atlas charter dispute.

Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Net (loss) / income	$(67,468)	$(37,351)	$(123,149)	$61,502
Interest expense, net	22,542	13,699	63,040	31,355
Depreciation and amortization	25,653	23,118	80,127	60,622
EBITDA	(19,273)	(534)	20,018	153,479
Adjustments
Goodwill impairment	—	26,291	—	26,291
Stock-based compensation	772	1,444	3,607	4,299
Loss on disposal of vessels, net	36,941	10,756	114,644	10,177
Other financing costs	—	2	55	8
Professional fees related to interest rate swaps	—	—	260	327
Impact of interest rate swaps fair value	(2,639)	(1,560)	(530)	—
Loss on litigation	—	—	400	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	132	(1,504)	1,792	(2,389)
Adjusted EBITDA	$15,933	$34,895	$140,246	$192,192

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include all accounts receivable reserves (including revenue offsets), amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Total voyage revenues. Total voyage revenues decreased by $21.3 million, or 29.4%, to $51.0 million for the three months ended September 30, 2017, compared to $72.3 million for the prior year period, and decreased by $53.3 million, or 17.6%, to $249.0 million for the nine months ended September 30, 2017, compared to $302.3 million for the prior year period. The decreases were primarily attributable to decreases in Navig8 pool revenues of $17.6 million for the three months ended September 30, 2017 and $32.4 million for the nine months ended September 30, 2017 compared to the respective prior year periods, decreases in spot charter revenues of $3.6 million for the three months ended September 30, 2017 and $11.6 million for the nine months ended September 30, 2017 compared to the respective prior year periods, and decreases in time charter revenues of $9.3 million for the nine months ended September 30, 2017 compared to the respective prior year periods.

During the three and nine months ended September 30, 2017, we finalized the sale of five and eight vessels, respectively. Additionally, we contracted to sell four additional vessels, which have been or are expected to be sold subsequent to September 30, 2017. These vessel sales and expected vessel sales had the effect and are expected to have the effect of decreasing the size of our fleet. We expect this to have a corresponding effect of decreasing our revenues and associated expenses for the remainder of the year.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) decreased by $17.6 million, or 26.9%, to $47.9 million for the three months ended September 30, 2017, compared to $65.5 million during the prior year period. The decrease was primarily the result of a decline in our average daily Navig8 pool charter hire rates, which decreased by $5,470, or 24.6%, to $16,785 for the three months ended September 30, 2017 compared to $22,255 for the prior year period, primarily due to a decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in decreases in Navig8 pool revenues of approximately $16.1 million for the three months ended September 30, 2017, compared to the prior year period. Our Navig8 pool revenues were also negatively impacted by the declines in our vessel operating days in Navig8 pool of 91, or 3.1% to 2,853 days for the three months ended September 30, 2017, compared to 2,944 days during the prior year period. The decrease in our vessel operating days was primarily the result of drydocks and intermediate surveys during the three months ended September 30, 2017, compared to the prior year period. The decreases in vessel operating days resulted in decreases in Navig8 pool revenues of approximately $1.5 million during the three months ended September 30, 2017, compared to the prior year period.

Our Navig8 pool revenues decreased by $32.4 million, or 11.9%, to $238.6 million for the nine months ended September 30, 2017, compared to $271.0 million during the prior year period. The decrease was primarily the result of a decline in our average daily Navig8 pool charter hire rates, which decreased by $8,765, or 25.6%, to $25,479 for the nine months ended September 30, 2017 compared to $34,244 for the prior year period, primarily due to a decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in decreases in Navig8 pool revenues of approximately $69.4 million for the nine months ended September 30, 2017, compared to the prior year period. The decline in our average daily Navig8 pool charter hire rates were partially offset by an increases in our vessel operating days in Navig8 pool of 1,450 to 9,363 days for the nine months ended September 30, 2017, compared to 7,913 days during the prior year period. The increases in our vessel operating days were primarily the result of the deployment of five additional VLCC newbuilding vessels since the end of prior year period. The increases in vessel operating days resulted in increases in Navig8 pool revenues of approximately $37.0 million during the nine months ended September 30, 2017, compared to the respective prior year period.

Time charter revenues.  We had no time charter revenues for the three and nine months ended September 30, 2017 compared to $0 and $9.3 million, for the respective prior year periods. The decrease was the result of the sale of our two vessels that were previously operated on time charters (the Genmar Victory and Genmar Vision) in August 2016. During the three and nine months ended September 30, 2017, we did not operate vessels on time charter outside of the Navig8 pool.

Spot charter revenues.  Spot charter revenues decreased by $3.6 million, or 53.4%, to $3.1 million for the three months ended September 30, 2017 compared to $6.7 million for the prior year period. Spot charter revenues decreased by $11.6 million, or 52.7%, to $10.4 million for the nine months ended September 30, 2017 compared to $22.0 million for the prior year period. The decreases in spot charter revenues in both periods were primarily the result of decreases in our average daily spot charter hire rates, which decreased by $14,785, or 46.7% to $16,860 for the three months ended September 30, 2017 compared to $31,645 for the prior year period, and decreased by $12,468, or 39.2% to $19,353 for the nine months ended September 30, 2017 compared to $31,821 for the prior year period, primarily due to decreases in rates in the spot charter market. The decreases in our average daily spot charter hire rates resulted in decreases in spot charter revenues of approximately $3.1 million and $8.6 million, during the three and nine months ended September 30, 2017, respectively, compared to the respective prior year periods. Spot charter revenues in both periods were also negatively impacted by decreases in our spot market days of 27 days, or 12.5%, to 186 days for the three months ended September 30, 2017 compared to 213 days for the prior year period, and of 154 days, or 22.2%, to 538 days for the nine months ended September 30, 2017 compared to 692 days for the prior year period, in each case primarily due to vessel drydocking during 2017 and the transition of our vessels from the spot market into the Navig8 pools. The decreases in our spot market days resulted in decreases in our spot charter revenues of approximately $0.4 million and $3.0 million for the three and nine months ended September 30, 2017, respectively, compared to the respective prior year periods.

Voyage expenses.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool. Voyage expenses was $3.1 million for the three months ended September 30, 2017, substantially flat as compared to $3.2 million for the prior year period and decreased by $2.7 million, or 28.0%, to $7.0 million for the nine months ended September 30, 2017 compared to $9.7 million for the prior year period. The decreases in voyage expenses in the nine months ended September 30, 2017 was primarily the result of lower port costs. Port costs, which can vary depending on the geographic regions in which the vessels operate and their trading patterns, decreased by $0.8 million, or 32.9%, to $1.7 million for the nine months ended September 30, 2017 compared to $2.5 million for the prior year period. The decrease in port costs was primarily due to the decrease in our spot market days discussed above during the nine months ended September 30, 2017 as compared to the prior year period. Also contributing to the decrease in port costs were vessel drydocking during 2017 and differences in the ports visited during the nine months ended September 30, 2017 as compared to the respective prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $21.2 million, or 30.7%, to $47.9 million for the three months ended September 30, 2017 compared to $69.1 million for the prior year period. Net voyage revenues, decreased by $50.6 million, or 17.3%, to $242.0 million for the nine months ended September 30, 2017 compared to $292.6 million for the prior year period. The decrease in net voyage revenues in each period was primarily attributable to the decrease in our average daily fleet TCE rate of $6,130, or 28.0%, to $15,757 for the three months ended September 30, 2017 compared to $21,887 for the prior year period, and decrease in our average daily fleet TCE rate of $8,718, or 26.3%, to $24,441 for the nine months ended September 30, 2017 compared to $33,159 for the prior year period, in each case primarily due to a decrease in rates in the spot charter market. The decreases in our average daily fleet TCE rate resulted in decreases in net voyage revenue of approximately $19.4 million and $76.9 million during the three and nine months ended September 30, 2017, respectively, compared to the respective prior year periods. The decrease in net voyage revenues during the nine months ended September 30, 2017 was partially offset by an increase in our vessel operating days of 1,078 days, or 12.2%, to 9,901 days, for the nine months ended September 30, 2017 compared to 8,823 days for prior year period, as a result of the deployment of our VLCC newbuildings discussed above. The increases in our vessel operating days resulted in increases in net voyage revenue of approximately $26.4 million, during the nine months ended September 30, 2017, compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$—	$—	$9,278
Total	—	—	—	9,278
Spot charter:
VLCC	(102)	1,502	(99)	3,152
Suezmax	(154)	57	(394)	1,194
Aframax	206	(43)	396	(521)
Panamax	(107)	2,072	3,362	8,296
Handymax	162	(16)	162	192
Total	5	3,572	3,427	12,313
Navig8 pools:
VLCC	39,846	42,583	186,834	167,581
Suezmax	7,333	18,357	42,569	82,290
Aframax	708	4,588	9,170	21,089
Total	47,887	65,528	238,573	270,960
Total Net Voyage Revenue	$47,892	$69,100	$242,000	$292,551
Vessel operating days:
Time charter:
VLCC	—	—	—	218
Total	—	—	—	218
Spot charter:
VLCC	—	29	—	105
Aframax	68	—	123	—
Panamax	118	184	415	545
Handymax	—	—	—	42
Total	186	213	538	692
Navig8 pools:
VLCC	2,085	1,575	6,274	3,958
Suezmax	676	1,007	2,391	2,891
Aframax	92	362	698	1,064
Total	2,853	2,944	9,363	7,913
Total Operating Days for Fleet	3,039	3,157	9,901	8,823
Total Calendar Days for Fleet	3,266	3,242	10,396	9,139
Fleet Utilization	93.1%	97.4%	95.2%	96.5%
Average Number of Owned Vessels	35.5	35.2	38.1	33.1
Average Number of Owned and Chartered-in Vessels	35.5	35.2	38.1	33.4
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$—	$—	$42,563
Combined	—	—	—	42,563
Spot charter:
Aframax	3,025	—	3,228	—
VLCC	—	52,361	—	29,927
Panamax	(907)	11,259	8,094	15,222
Handymax	—	—	—	4,603
Combined	29	16,795	6,367	17,792
Navig8 pools:
VLCC	19,112	27,040	29,777	42,341
Suezmax	10,842	18,223	17,805	28,467
Aframax	7,706	12,668	13,135	19,822
Combined	16,784	22,255	25,479	34,244
Fleet TCE	$15,757	$21,887	$24,441	$33,159

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels were $26.3 million for the three months ended September 30, 2017, substantially flat as compared to the prior year period. Direct vessel operating expenses increased by $6.2 million, or 8.0%, to $83.2 million for the nine months ended September 30, 2017 compared to $77.0 million for the prior year period. The increase was primarily due to increases in our average fleet size to 38.8 vessels for the nine months ended September 30, 2017 from 33.1 vessels for the prior year period, and associated increases in crew costs and other costs, associated with our newly delivered vessels.

Crew costs increased by $4.9 million, or 12.4%, to $44.5 million for the nine months ended September 30, 2017, compared to $39.6 million for the prior year period.

The increase in direct vessel operating expenses was partially offset by a decrease in daily direct vessel operating expenses per vessel of $425, or 5.0%, to $8,005 per day for the nine months ended September 30, 2017 compared to $8,430 per day for the prior year period, primarily as a result of lower operating costs, including crew cost, repair and maintenance, insurance and other costs, associated with our newly delivered vessels. We estimate that this decrease in daily direct vessel operating expenses per vessel resulted in a decrease in direct vessel operating expenses of approximately $3.9 million for the nine months ended September 30, 2017, compared to prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses during the three and nine months ended September 30, 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses were $3.2 million for the nine months ended September 30, 2016. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses of $6.9 million for the three months ended September 30, 2017, substantially flat as compared to $7.1 million in the prior year period and increased by $2.8 million, or 11.0%, to $25.0 million for the nine months ended September 30, 2017, compared to $22.2 million in the prior year period. During the nine months ended September 30, 2017, we recorded as general and administrative expenses a write-off of assets of $1.5 million and litigation loss of $0.4 million, both of which are related to the Atlas charter dispute. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (one of our subsidiaries) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. See Note 16, COMMITMENTS AND CONTINGENCIES to the condensed consolidated financial statements in Item 1 for more information relating to the Atlas charter dispute.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $2.5 million, or 11.0%, to $25.6 million for the three months ended September 30, 2017 compared to $23.1 million for the prior year period. Depreciation and amortization increased by $19.5 million, or 32.2%, to $80.1 million for the nine months ended September 30, 2017 compared to $60.6 million for the prior year period. The increases in depreciation and amortization in both periods were primarily due to increases in vessel depreciation of $2.9 million, or 14.0%, to $23.7 million for the three months ended September 30, 2017 compared to $20.8 million in the prior year period and increase of $20.3 million, or 37.1%, to $74.7 million for the nine months ended September 30, 2017 compared to $54.4 million in the prior year period. The increases in vessel depreciation in both periods were primarily due to increases in depreciation related to new vessel deliveries, partially offset by a decrease due to sale of older vessels since September 30, 2016.

Goodwill Impairment.  For the three and nine months ended September 30, 2016, we recorded a goodwill impairment of $23.3 million. Additionally, during the three and nine months ended September 30, 2016, in connection with the sale of the Genmar Victory and Genmar Vision, we wrote-off $3.0 million of related goodwill.

Loss on Disposal of Vessels, Net.  Loss on disposal of vessels, net, which includes losses associated with the disposal of vessels and certain vessel equipment, increased by $26.1 million to $36.9 million, for the three months ended September 30, 2017 compared to $10.8 million for the prior year period, primarily related to the sale of the Gener8 Horn, Gener8 Phoenix, Gener8 Pericles and the expected sales of the Gener8 Poseidon. Loss on disposal of vessels, net increased by $104.4 million, to $114.6 million, for the nine months ended September 30, 2017 compared to $10.2 million for the prior year period, primarily related to the sale of the Gener8 Horn, Gener8 Phoenix, Gener8 Elektra, Gener8 Daphne, Gener8 Theseus, Gener8 Noble, Gener8 Orion, Gener8 Pericles and the expected sales of the Gener8 Poseidon.

During the three and nine months ended September 30, 2016, we recorded losses associated with the disposal of vessels and certain vessel equipment of $10.8 million in each period, primarily related to the sale of the Genmar Victory and Genmar Vision. Additionally, during the nine months ended September 30, 2016, following the liquidation of foreign subsidiaries, we recorded a $0.7 million gain related to the write-off of the accumulated translation adjustment component of equity.

Interest Expense, Net.  Interest expense, net increased by $8.8 million, or 64.6%, to $22.5 million for the three months ended September 30, 2017 compared to $13.7 million for the prior year period and increased by $31.7 million to $63.0 million for the nine months ended September 30, 2017 compared to $31.3 million for the prior year period.

The increases in interest expense, net, in the three and nine months ended September 30, 2017, were primarily attributable to the decrease in capitalized interest of $5.8 million, or 86.3%, to $0.9 million for the three months ended September 30, 2017 compared to $6.7 million in the prior year period, and a decrease of $21.1 million, or 87.0%, to $3.2 million for the nine months ended September 30, 2017 compared to $24.3 million, in the prior year period, in each case related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels.

Also contributing to the increases in interest expense, net during the three and nine months ended September 30, 2017, was an increase of $2.6 million in amortization of deferred financing costs, primarily related to the write-off of deferred financing costs associated with the recent sales of the Gener8 Noble and Gener8 Theseus.

Other income (expense), net.  Other income (expense), net increased by $1.5 million, or 97.4%, to $3.0 million for the three months ended September 30, 2017 compared to $1.5 million for the prior year period. Other income (expense), net increased by $1.0 million, to $0.9 million for the nine months ended September 30, 2017 compared to an income of $0.1 million for the prior year period. Other income (expense), net primarily included the impact of our interest rate swap agreements. During the three and nine months ended September 30, 2017, we recognized in earnings $2.6 million and $0.5 million, respectively, as other income (expense), net, related to the impact of our interest rate swap agreements. During the three and nine months ended September 30, 2016, we recognized in earnings $1.5 million and $0, respectively, as other income (expenses), net related to the interest rate swaps.

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

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each senior secured credit facility may not be less than certain specified amounts. Under the Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of September 30, 2017, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenant as of that date if the valuation of our collateral under the Sinosure Credit Facility from November 2017 appraisals were to decline by approximately 4.2%.

In the event of continued weakness in vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with this covenant as early as the fourth quarter of 2017 absent waivers or amendments to the Sinosure Facility. To address this issue, we may pursue alternatives which may include waivers or amendments from our lenders, reduction of the debt outstanding under the Sinosure Facility, and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, we may be unable to take any such actions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with this covenant and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our current debt facilities contain cross default provisions that could be triggered by our failure to comply with this covenant. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

We believe that our current cash balance and operating cash flows will be sufficient to meet our liquidity needs for the next year.

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

Refinancing Facility.    On September 3, 2015, we entered into the Refinancing Facility to refinance our former senior secured credit facilities. As of September 30, 2017, $273.1 million of borrowings were outstanding under the Refinancing Facility, and no further borrowings were available under this facility. The loans under the Refinancing Facility will mature on September 3, 2020.

The Refinancing Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Refinancing Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2017, four VLCCs, seven Suezmax vessels, two Aframax vessels and two Panamax vessels.

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

Borrowings under each term loan will be available to be drawn at or around the time of delivery of each VLCC newbuilding funded by the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding. Our ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. As of September 30, 2017, $627.9 million of borrowings were outstanding under the Korean Export Credit Facility, and up to $63.0 million of borrowings were available (subject to borrowing limits and conditions) to fund the delivery of one vessel, which has an aggregate of $48.2 million (which was subsequently reduced to $29.0 million) of remaining installment payments due prior to the delivery of the vessel. Each loan will mature, in respect of the commercial tranche, on the date falling 60 months from the date of borrowing of that loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that loan. See Note 17, SUBSEQUENT EVENTS,  to the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding amendment of the Gener8 Nestor contract.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2017, 12 VLCC vessels.

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

On October 9, 2017, the Company borrowed $48.0 under the Korean Export Credit Facility, in connection with the delivery of the Gener8 Nestor. which had previously been pre-positioned on September 29, 2017 at the Korea Development Bank for the benefit of HHIC in order to satisfy the final installment payment for the Gener8 Nestor. $29.0 million of the pre-positioned funds was released to HHIC on October 9, 2017 upon delivery of the Gener8 Nestor, and the balance was released to the Company.

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

Sinosure Credit Facility. On December 1, 2015, we entered into the Sinosure Credit Facility to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings built at Chinese shipyards and to refinance a credit facility. On June 29, 2016, we amended the Sinosure Credit Facility. As of September 30, 2017, $322.8 million of borrowings were outstanding under the Sinosure Credit Facility, and no further borrowings were available under this facility. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of September 30, 2017, six VLCC vessels.

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

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Sinosure Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” in our 2016 Annual Report on Form 10-K for further information regarding the Sinosure Credit Facility.

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

Interest Rate Swap Agreements

In May 2016, we entered into six interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. We may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in accordance with their terms in the future from time to time.

In December 2016, the principal and interest repayment dates under the Refinancing Facility were modified and the payment dates on the two related swap agreements were similarly modified.

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. In this connection, all six of the swap agreements were monetized (the current fair market value of $18.2 million was received from the swap counterparties) and dedesignated. See Note 11, Financial InstrumentS,  to the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions for more details.

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

Cash and Working Capital

Our cash and cash equivalents increased by $90.0 million to $184.7 million as of September 30, 2017 from $94.7 million as of December 31, 2016. This increase was primarily due to $142.9 million of net cash provided by operating activities, $238.8 million of proceeds from the sale of the Gener8 Ulysses, Gener8 Daphne, Gener8 Orion, Gener8 Noble, Gener8 Theseus, Gener8 Horn, Gener8 Phoenix and Gener8 Elektra, partially offset by the payments in respect of the VLCC newbuildings, including capitalized interest, of $99.2 million, the net debt payments of $183.6 million and the payment of $7.4 million and $1.4 million for purchases of vessel improvement and deferred financing costs, respectively, during the nine months ended September 30, 2017.

Working capital is current assets minus current liabilities.

Our working capital increased by $106.6 million to $105.3 million as of September 30, 2017 from $(1.3) million as of December 31, 2016. This increase was primarily due to an increase in cash and cash equivalents, which was net cash proceeds of $238.8 million, as a result of the sale of eight vessels, and a decrease of $42.7 million in Long-term debt, current portion as a result of the paydown of the related debt, partially offset by $32.8 million decrease in Due from Navig8 pools, net as a result of lower charter hire rates during the nine months ended September 30, 2017.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $142.9 million for the nine months ended September 30, 2017 which resulted from net loss of $123.1 million, plus non-cash charges to operations of $242.3 million, including $114.6 million from the loss on disposal of vessels, net as a result of the recent and expected sale of vessels, and a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $23.7 million, including a decrease in Due from Navig8 pools and in Working capital at Navig8 pools as a result of the recent sale of vessels.

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

Cash Flows from Investing Activities.  Net cash provided by investing activities was $132.2 million for the nine months ended September 30, 2017, which primarily consisted of $238.8 million net proceeds from the sale of the Gener8 Ulysses,  Gener8 Daphne, Gener8 Theseus, Gener8 Noble, Gener8 Elektra, Gener8 Horn, Gener8 Phoenix and Gener8 Orion, during the nine months ended September 30, 2017, partially offset by capital spending on the VLCC newbuildings (including payments of capitalized interest) of $99.2 million and $7.4 million of purchase of vessel improvements and other fixed assets.

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

Cash Flows from Financing Activities.  Net cash used in financing activities was $185.0 million for the nine months ended September 30, 2017, which primarily consisted of net debt payments of $183.6 million and the payment of deferred financing costs of $1.4 million related to the Sinosure Credit Facility and the Korean Export Credit Facility.

Net cash provided by financing activities was $456.8 million for the nine months ended September 30, 2016, which primarily consisted of net proceeds from borrowings of $477.6 million and the payment of deferred financing costs of $20.7 million related to the Sinosure Credit Facility and the Korean Export Credit Facility.

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

During the three months ended September 30, 2017 and 2016, we incurred $1.8 million and $2.0 million, respectively, of drydock related costs. During the nine months ended September 30, 2017 and 2016, we incurred $5.0 million and $5.4 million, respectively, of drydock related costs. Accumulated amortization as of September 30, 2017 and December 31, 2016 was $11.5 million and $13.9 million, respectively.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we previously anticipated that the expenditures to complete drydocks of vessels during 2017 would aggregate approximately $37.4 million, and that such vessels will be off-hire for approximately 574 days in 2017 to effect these drydocks. As a result of our recent vessel sales, we currently anticipate that the expenditures to complete drydocks of vessels during 2017 will aggregate approximately $18.9 million, and that such vessels will be off-hire for approximately 280 days in 2017 to effect these drydocks.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2016 Annual Report on Form 10-K.

Capital Improvements.  During the nine months ended September 30, 2017 and the year ended December 31, 2016, we capitalized $8.6 million and $9.3 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements. In July 2017, at its 71st session, the International Maritime Organization’s Marine Environment Protection Committee (“MEPC”) discussed draft amendments it approved, and expects to adopt at the next MEPC Session. These amendments extend the date of compliance with certain ballast water standards until the first International Oil Pollution Prevention renewal survey following entry into force of the Ballast Water Management Convention on September 8, 2017, which will be conducted after September 8, 2019 for our applicable vessels. Such surveys typically take place every five years.

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

For information regarding our capital improvements budget for the year ended December 31, 2017 and other capital improvements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Liquidity and Capital Resources—Capital Expenditures and Drydocking—Capital Improvements” in our 2016 Annual Report on Form 10-K.

Vessel Acquisitions and Disposals.    During the three months ended September 30, 2017, we completed the sale of five vessels (the Gener8 Theseus, Gener8 Noble, Gener8 Elektra, Gener8 Horn and Gener8 Phoenix) for an aggregate amount of $187.8 million, in gross proceeds. We used the net proceeds from the sales to repay an aggregate of $23.5 million and $100.5 million of borrowings under the Refinancing Facility and the Korean Export Credit Facility, respectively, which represents the portion of the secured debt outstanding under those credit facilities and associated with these vessels. During the nine months ended September 30, 2017, we completed the sale of eight vessels (the Gener8 Ulysses,  Gener8 Daphne, Gener8 Theseus, Gener8 Noble, Gener8 Elektra, Gener8 Horn, Gener8 Phoenix and Gener8 Orion) for an aggregate amount of $242.3 million, in gross proceeds. We used the net proceeds from the sales to repay an aggregate of $163.2 million, which represents the portion of the secured debt outstanding under the credit facilities associated with these vessels.

Other Commitments.  In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is $0.1 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million and $1.5 million during the three and nine months ended September 30, 2017 and 2016, respectively.

The following is a tabular summary of our future contractual obligations as of September 30, 2017 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2017 (6)	2018-2019	2020-2021	Thereafter
Refinancing facility	$273,082	$21,006	$105,032	$147,044	$—
Korean Export Credit Facility	627,893	13,581	108,650	178,305	327,357
Sinosure Credit Facility	322,758	5,894	47,158	47,158	222,548
Interest expenses, except for senior notes (1)	255,940	12,970	94,093	67,697	81,180
Senior notes	131,600	—	—	131,600	—
Interest expense of senior notes (1)	115,450	—	—	115,450	—
Shipbuilding contracts	28,987	28,987	—	—	—
Supervision Agreements (2)	250	250	—	—	—
Senior officer compensation agreements (3)	9,669	569	4,550	4,550	—
Office Leases (4)	15,513	384	3,072	3,878	8,179
Corporate Administration Agreement (5)	32	32	—	—	—
Total commitments	$1,781,174	$83,673	$362,555	$695,682	$639,264

(1)

Future interest payments on our Refinancing Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of September 30, 2017, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of September 30, 2017, plus the applicable blended margin of 2.08%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.04% as of September 30, 2017, plus the applicable margin of 2.0%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $57.6 million which has accrued as of September 30, 2017. Interest expense for the Refinancing Facility, Korean Export Credit Facility, and Sinosure Credit Facility include estimated effects related to our interest rate swaps.

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

Off-Balance-Sheet Arrangements

As of September 30, 2017, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

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

Pursuant to our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at September 30, 2017. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at September 30, 2017. The most recent compliance testing date was November 1, 2017 under such facilities for the three months ended September 30, 2017. The amount by which the carrying value at September 30, 2017 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $3.8 million to $30.8 million per vessel, with an average of $18.1 million.

		Year
Vessels (1)	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Defiance	2002	2004	14,720
Gener8 Compatriot	2004	2008	15,665
Gener8 Companion	2004	2008	15,011
Gener8 Harriet G	2006	2006	33,341
Gener8 Kara G	2007	2007	36,295
Gener8 George T	2007	2007	35,622
Gener8 Hercules	2007	2010	52,760
Gener8 Atlas	2007	2010	52,485
Gener8 St. Nikolas	2008	2008	37,585
Gener8 Maniate	2010	2010	44,669
Gener8 Spartiate	2011	2011	48,628
Gener8 Neptune	2015	2015	102,217
Gener8 Athena	2015	2015	102,980
Gener8 Strength	2015	2015	100,863
Gener8 Apollo	2016	2016	104,054
Gener8 Ares	2016	2016	104,254
Gener8 Hera	2016	2016	104,730
Gener8 Supreme	2016	2016	101,777
Gener8 Success	2016	2016	96,987
Gener8 Constantine	2016	2016	108,894
Gener8 Nautilus	2016	2016	100,109
Gener8 Andriotis	2016	2016	97,729
Gener8 Chiotis	2016	2016	99,259
Gener8 Macedon	2016	2016	102,388
Gener8 Perseus	2016	2016	108,419
Gener8 Oceanus	2016	2016	110,339
Gener8 Miltiades	2016	2016	101,164
Gener8 Ethos	2017	2017	105,716
Gener8 Hector	2017	2017	99,818

(1)	Excludes assets held for sale.

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

SWS.  China’s Shanghai Waigaoqiao Shipbuilding

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. As of September 30, 2017 and December 31, 2016, we had $1.2 billion and $1.4 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%. As of September 30, 2017 and December 31, 2016, we were party to interest rate swaps.

We have entered into six interest rate swap transactions that effectively fix the interest rates on an initial aggregate amount of approximately $1.0 billion as of September 30, 2017, and a maximum aggregate amount of approximately $1.0 billion (based on future draws under the Korean Export Credit Facility), of our outstanding variable rate debt to fixed rates ranging from 3.34 % to 5.41%. On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $212.9 million of our outstanding floating rate indebtedness as of September 30, 2017 that is not hedged by approximately $2.1 million for the three months ended September 30, 2017.

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

During the three and nine months ended September 30, 2017, fuel costs amounted to approximately 69.7%, and 77.1%, respectively, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.2 million and $0.5 million, for the three and nine months ended September 30, 2017, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

 Pursuant to this Item 5 of our Quarterly Report, we are reporting information relating to the below-described amendment to the Sinosure Credit Facility that would otherwise be required to be disclosed pursuant to Item 1.01 of a Current Report on Form 8-K.

On November 8, 2017, we amended the Sinosure Credit Facility in order to conform certain financial covenants to those in our Refinancing Facility and Korean Export Credit Facility. Pursuant to the amendment, the debt service coverage ratio under the Sinosure Credit Facility was replaced with a conforming interest expense coverage ratio, which tests consolidated EBITDA to cash interest expense, each as defined in the Sinosure Credit Facility. The amendment also revised the consolidated leverage ratio under the Sinosure Credit Facility from 0.65 to 0.60 to conform to the other two credit facilities.

For more information on the Sinosure Credit Facility, the Refinancing Facility and the Korean Export Credit Facility, see Note 10, LONG-TERM DEBT, to the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 included in Part I, Item 1 of this Quarterly Report.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Quarterly Report on Page E-1.

II-1

Exhibit Index

Exhibit Number	Description
10.1	Amendment Agreement, dated as of September 26, 2017, to the Shipbuilding Contract, dated as of March 25, 2014, among Gener8 Maritime Subsidiary Inc. and HHIC-Phil Inc.
10.2	Outstanding Works Agreement, dated as of September 26, 2017, among Gener8 Maritime Subsidiary Inc. and HHIC-Phil Inc.
10.3

Second Supplemental Agreement, dated as of November 8, 2017, to the Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Citibank, N.A. and Nordea Bank AB Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A. as bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch, as mandated lead arrangers; the banks and financial institutions named therein as original lenders; the banks and financial institutions named therein as hedge counterparties; Citibank, N.A., London Branch, as ECA co-ordinator and ECA agent; and Nordea Bank Finland Plc, New York Branch, as facility agent and security agent.

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
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the year to date period ended September 30, 2017 and 2016 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

GENER8 MARITIME, INC.

Date: November 9, 2017	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)