Form 10-K
period 2017-12-31
Gener8 Maritime, Inc.
filed 2018-03-15
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2017 was approximately $245.7 million, based on the closing price of $5.69 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of March 9, 2018 was 83,267,426 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference in an amendment to this Annual Report on Form 10-K, which will be filed by the registrant within 120 days after the close of its 2017 fiscal year

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers or the significant customers of the commercial pools in which we participate; (ii) changes in the values of our vessels or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate; (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability;(xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; (xxxiii) the possibility that the merger with Euronav does not close when expected or at all because required shareholder approval is not received or other conditions to the closing are not satisfied on a timely basis or at all; (xxxiv) that Gener8 and Euronav may be required to modify the terms and conditions of the merger agreement to achieve shareholder approval, or that the anticipated benefits of the merger are not realized as a result of such things as the weakness of the economy and competitive factors in the seaborne transportation area in which Euronav and Gener8 do business; (xxxvi) the merger’s effect on the relationships of Euronav or Gener8 with their respective customers and suppliers, whether or not the merger is completed; (xxxvii) Gener8’s shareholders’ reduction in their percentage ownership and voting power; (xxxviii) the parties’ ability to successfully integrate operations in the proposed merger; (xxxix) the uncertainty of third-party approvals; (xxx) the significant transaction and merger-related integration costs and (xxxi) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, under “Risk Factors” in this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are Gener8 Maritime, Inc., a leading U.S.‑based provider of international seaborne crude oil transportation services, resulting from a transformative merger between General Maritime Corporation, a well‑known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager. General Maritime Corporation was founded in 1997 by our Chairman and Chief Executive Officer, Peter Georgiopoulos, and we have been an active owner, operator and consolidator in the crude tanker sector. As of March 9, 2018, we owned a fleet of 30 tankers, consisting of 21 Very Large Crude Carriers (“VLCCs”), six Suezmax vessels, one Aframax vessel and two Panamax vessels, with an aggregate carrying capacity of 7.5 million deadweight tons, or “DWT”. See “Our Fleet” below for a list of all our ships.

Our fleet is employed worldwide. As of March 9, 2018, approximately 84% of our total fleet carrying capacity based on DWT is focused on VLCC vessels. We have seen an increase in trip length and ton‑miles in the tanker market due to shifting trade patterns and believe that VLCC vessels are uniquely positioned to benefit from such increase and provide operational benefits due to economies of scale.

We seek to maximize long‑term cash flow, taking into account current freight rates in the market and our own views on the direction of those rates in the future. Historically our spot and charter exposures have varied as we continually evaluate our charter employment strategy and the trade‑off between shorter spot voyages and longer‑term charters. For the years ended December 31, 2017, we had approximately 94.2%, of our vessel operating days exposed to the short‑term charter market, via employment in pools.

Pools generally consist of a number of vessels that may be owned by a number of different ship owners which operate as a single marketing entity in an effort to produce freight efficiencies. Pools typically employ experienced commercial charterers and operators who have close working relationships with customers and brokers, while technical management is typically the responsibility of each ship owner. We believe that pool participation optimizes various operational efficiencies including improving the potential to monetize freight spikes, greater flexibility of voyage planning and fleet positioning, and reduction of waiting times. In addition to these competitive advantages, pool participation provides us with greater access to key market dynamics and information. As of December 31, 2017, all of our VLCC and Suezmax vessels were employed in Navig8 Group commercial crude tanker pools, which we refer to as the “Navig8 pools.”

We maintain strong relationships with high quality customers, including Saudi Aramco, BP, Shell, S‑Oil, Exxon, Chevron, Repsol, Valero, Reliance, Petrobras and Clearlake, either directly or through pooling arrangements. We believe the substantial scale of the global tanker pools in which we participate will provide with freight optimization and cost benefits through economies of scale, as well as greater access to key market dynamics and information. Additionally, we expect that our “eco” vessels deployed in the Navig8 pools will be able to earn higher returns relative to older, non‑eco vessels that may be contributed, as fuel consumption is a significant determinant of pool earnings distributed to shipowners.

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

Any of the above documents can also be obtained in print by any shareholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Gener8 Maritime, Inc.
299 Park Avenue
New York, NY 10171

THE MERGER

On December 20, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Euronav NV (“Euronav”) and Euronav MI Inc., a corporation organized under the laws of the Republic of the Marshall Islands and a wholly-owned subsidiary of Euronav (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Gener8, with Gener8 continuing its corporate existence as the surviving corporation and as a wholly-owned subsidiary of Euronav (which transactions we refer to as the “Merger”).

At the effective time of the Merger, each common share, par value $0.01 per share, of Gener8 (the “Gener8 common shares”), issued and outstanding immediately prior to such time (other than certain Gener8 common shares that will be canceled as set forth in the Merger Agreement), will be canceled and automatically converted into the right to receive 0.7272 of an ordinary share, no par value per share, of Euronav (such ratio, the “Exchange Ratio”, and the Euronav ordinary shares to be issued pursuant to the Merger, the “Merger Consideration”) in the manner described in the Merger Agreement.

Any Gener8 common shares held by Gener8, Euronav, Merger Sub, or their respective subsidiaries will be canceled and no consideration will be delivered for those canceled shares.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, the approval of the Merger Agreement by holders of a majority of the outstanding Gener8 common shares. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the Merger. Each party’s obligation to complete the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement. For more information, see “Risk Factors—Risk Factors Related to the

Merger.” Unless the context otherwise indicates, the disclosure and information in this Annual Report on Form 10-K do not give effect to the Merger.

Pursuant to a voting agreement (which we refer to as the “Voting Agreement”), certain significant holders of Gener8 common shares representing approximately 42% of the issued and outstanding shares of Gener8 have agreed, subject to the terms and conditions of such Voting Agreement, to (i) appear (in person or by proxy) at any meeting of the shareholders convened for the purpose of approving the Merger and the Merger Agreement  (the “Special Meeting”)and (ii) provided that neither the Gener8 Transaction Committee nor the Gener8 board of directors has made an Adverse Recommendation Change (as such term is defined in the Merger Agreement), vote all of their Gener8 common shares (the “Covered Shares”) in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any action that would reasonably be expected to impede the Merger or result in a breach of the Merger Agreement or the Voting Agreement. If either the Gener8 Transaction Committee or the Gener8 board of directors does make an Adverse Recommendation Change, then the Covered Shareholders are each required to vote 50% of their respective Covered Shares in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and may vote their remaining Covered Shares in any manner they determine.

In addition, at the request (and expense) of Euronav, certain Gener8 shareholders (the “Proxy Shareholders”) have agreed to grant an irrevocable proxy (the “Proxies”) to a representative of an affiliate of such Proxy Shareholders whereby, subject to the terms and conditions in the Proxies, such representative has the authority to direct the vote of Gener8 common shares owned by the Proxy Shareholders, representing in the aggregate approximately 6% of the issued and outstanding shares of Gener8, at the Special Meeting. In addition, the Proxy Shareholders have agreed, among other things, not to transfer or dispose any of their Gener8 common shares during the term of the Proxies unless the transferee agrees to be bound thereby. Please see the section “The Merger Agreement — Voting Agreement and Proxy”.

For more information about the Merger, see the Company’s Current Report on Form 8-K, filed on December 22, 2017.

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

•

Maintain cost efficient operations. We outsource the technical management of our fleet to experienced third party managers who have specific teams dedicated to our vessels. We believe the technical management cost at third party managers is lower than what we could achieve by performing the function in house. We seek to aggressively manage our operating and maintenance costs and quality by actively overseeing and directing the activities of the third party technical managers and by monitoring and controlling vessel operating expenses they incur on our behalf.

•

Operate a young, high quality fleet and continue to safely and effectively serve our customers. We intend to maintain a high quality fleet that meets or exceeds stringent industry standards and complies with charterer requirements through our technical managers’ rigorous and comprehensive maintenance programs under our active oversight. Our fleet has a strong safety and environmental record that we maintain through regular maintenance and inspection. We believe that the “eco” design of 19 of our

VLCCs, as well as the extensive experience from our technical managers and our in house oversight team, will enhance our position as a preferred provider to oil major customers.
•

Opportunistically engage in acquisitions or disposals to maximize shareholder value. Our practice is to acquire or dispose of secondhand vessels, newbuilding contracts, or shipping companies while focusing on maximizing shareholder value and returning capital to shareholders when appropriate. Our executive management team has a demonstrated track record in sourcing and executing acquisitions and disposals at attractive points in the cycle and financings. We are continuously and actively monitoring the market in an effort to take advantage of growth opportunities. We believe that the demand created by changing oil trade pattern distances has been most significant in the VLCC sector as those ships have been directed largely to long haul trade routes to China. Consistent with our strategy, we purchased 21 “eco” VLCC newbuildings in 2014 and 2015, of which all were delivered as of December 31, 2017. In 2017, we completed the sale of five VLCC vessels (the Gener8 Zeus, Gener8 Ulysses, Gener8 Theseus, Gener8 Noble and Gener8 Poseidon), four Suezmax vessels (the Gener8 Argus, Gener8 Horn, Gener8 Phoenix and Gener8 Orion) and three Aframax vessels (the Gener8 Pericles, Gener8 Elektra and Gener8 Daphne).

•

Actively manage capital structure and return capital to shareholders when appropriate. We believe that we have access to multiple financing sources, including banks and the capital markets. We leveraged our strong relationships with our lenders under the Korean Export Credit Facility and the Sinosure Credit Facility to fund the construction and delivery of our VLCC newbuildings. We intend to manage our capital structure by actively monitoring our leverage level with changing market conditions and returning capital to shareholders when appropriate. For more information regarding our senior secured credit facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings.”

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

In 2017, we sold five VLCC vessels (the Gener8 Ulysses, Gener8 Zeus, Gener8 Theseus, Gener8 Noble and Gener8 Poseidon), four Suezmax vessels (the Gener8 Argus, Gener8 Horn, Gener8 Phoenix and Gener8 Orion) and three Aframax vessels (the Gener8 Pericles, Gener8 Elektra and Gener8 Daphne). For more information regarding our sale of the vessels, see Note 7, Delivery and Disposal of VESSELS, to the consolidated financial statements in Item 8.

Our fleet expansion strategy has involved two acquisitions of VLCC fleets in 2014 and 2015, described in more detail below. The VLCC fleet purchased in 2014 consists of seven “eco” newbuild VLCCs originally ordered by Scorpio Tankers, Inc. or “Scorpio.” These seven newbuildings were originally ordered by Scorpio and have an aggregate contract price of $662.2 million, and we acquired them for $735.0 million (with the difference from the contract price representing an additional embedded premium paid to Scorpio). We refer to the seven newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings.” As of December 31, 2017, all of these vessels have been delivered to us and deployed in the VL8 pool. As of March 9, 2018, we have borrowed approximately $419.1 million under our senior secured credit facilities to fund the installment payments paid under the shipbuilding contracts for these vessels.

Additionally, in 2015, we acquired 14 “eco” VLCCs newbuilding contracts through a merger with Navig8 Crude Tankers, Inc., which we refer to as “Navig8 Crude. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—2015 Merger Related Transactions” for more information regarding the merger with Navig8 Crude, which we refer to as the “2015 merger.” The 14 “eco” newbuild VLCCs we acquired in the 2015 merger had been originally ordered by Navig8 Crude prior to the 2015 merger with an aggregate contract price (including installment payments already made) of $1.3 billion. We assumed the remaining installment payments from Navig8 Crude. As of December 31, 2017, all of these VLCC vessels have been delivered to us and, other than two vessels (Gener8 Noble and Gener8 Theseus) which we sold in 2017, deployed in the VL8 Pool.

As of March 9, 2018, we have borrowed approximately $772.8 million under our senior secured credit facilities to fund the installment payments paid under the shipbuilding contracts for these vessels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions – Related Party Transactions of Navig8 Crude Tankers, Inc.” for more information regarding our relationship with the Navig8 Group.

These 21 VLCC vessels are based on advanced “eco” design, which incorporate many technological improvements such as more fuel‑efficient engines, hull forms, and propellers and decreased water resistance, designed to optimize speed and fuel consumption and reduce emissions. However, there is no guarantee of the extent to which these fuel efficiencies will be realized. See “Risk Factors–There is no assurance that our VLCC vessels will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our VLCC vessels.”

On December 20, 2017, Gener8 Neptune LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2015-built VLCC vessel known as the Gener8 Neptune to Euronav for a purchase price of $72.5 million (the “Neptune MoA”); Gener8 Athena LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2015-built VLCC vessel known as the Gener8 Athena to Euronav for a purchase price of $72.8 million (the “Athena MoA”); and Gener8 Hera LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2016-built VLCC vessel known as the Gener8 Hera to Euronav for a purchase price of $75.6 million (the “Hera MoA” and together with the Neptune MoA and Athena MoA, the “MoAs”). The rights and obligations of the parties under the MoAs for the sale and purchase of the vessels are conditioned on the Merger Agreement being terminated and each of the MoAs will be null and void in the event that the Merger is completed.

OUR FLEET

As of March 9, 2018 our fleet was comprised of 30 wholly-owned tankers, consisting of 21 VLCC vessels, six Suezmax vessels, one Aframax vessel and two Panamax vessels, with an aggregate carrying capacity of 7.5 million DWT. As of March 9, 2018, all of our VLCC vessels were deployed in Navig8 Group’s VL8 Pool and all of our Suezmax vessels were deployed in Navig8 Group’s Suez8 Pool.

	Year		Employment
Vessel	Built	DWT	Status	Yard	Flag
VLCC
Gener8 Atlas	2007	306,005	Pool	Daewoo	Marshall Islands
Gener8 Hercules	2007	306,543	Pool	Daewoo	Marshall Islands
Gener8 Neptune	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Athena	2015	299,999	Pool	Daewoo	Marshall Islands
Gener8 Strength	2015	300,960	Pool	SWS	Marshall Islands
Gener8 Apollo	2016	301,417	Pool	Daewoo	Marshall Islands
Gener8 Supreme	2016	300,933	Pool	SWS	Marshall Islands
Gener8 Ares	2016	301,587	Pool	Daewoo	Marshall Islands
Gener8 Hera	2016	301,619	Pool	Daewoo	Marshall Islands
Gener8 Success	2016	300,932	Pool	SWS	Marshall Islands
Gener8 Nautilus	2016	298,991	Pool	HHI	Marshall Islands
Gener8 Andriotis	2016	301,014	Pool	SWS	Marshall Islands
Gener8 Constantine	2016	299,011	Pool	HHI	Marshall Islands
Gener8 Perseus	2016	299,392	Pool	HHI	Marshall Islands
Gener8 Macedon	2016	298,991	Pool	HHI	Marshall Islands
Gener8 Chiotis	2016	300,973	Pool	SWS	Marshall Islands
Gener8 Oceanus	2016	299,011	Pool	HHI	Marshall Islands
Gener8 Miltiades	2016	301,038	Pool	SWS	Marshall Islands
Gener8 Hector	2017	297,363	Pool	HAN	Marshall Islands
Gener8 Ethos	2017	298,991	Pool	HHI	Marshall Islands
Gener8 Nestor	2017	297,638	Pool	HHI	Marshall Islands
SUEZMAX
Gener8 Spartiate	2011	164,925	Pool	Hyundai	Marshall Islands
Gener8 Maniate	2010	164,715	Pool	Hyundai	Marshall Islands
Gener8 St. Nikolas	2008	149,876	Pool	Universal	Marshall Islands
Gener8 George T	2007	149,847	Pool	Universal	Marshall Islands
Gener8 Kara G	2007	150,296	Pool	Universal	Liberia
Gener8 Harriet G	2006	150,296	Pool	Universal	Liberia
AFRAMAX
Gener8 Defiance	2002	105,538	Spot	Sumitomo	Liberia
PANAMAX
Gener8 Companion	2004	72,749	Spot	Dalian China	Bermuda
Genmar Compatriot	2004	72,749	Spot	Dalian China	Bermuda
Vessels on the Water Total		7,493,398

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

	Time Charter Vs. Spot Mix
	(as % of operating days)
	For the Years ended December 31,
	2017	2016	2015
Percentage in Navig8 pool days (1)	94.3	91.2	39.4
Percentage in time charter days	—	1.8	9.4
Percentage in spot charter days	5.7	7.0	51.2
Total vessel operating days	100.0	100.0	100.0

(1)     Consists of vessels chartered into the VL8 Pool, the Suez8 Pool and the V8 Pool.

As of December 31, 2017, our fleet consisted of 30 vessels, which were all employed in the spot market (either directly or through spot market focused pools).

VL8 and V8 Pools

We employ all of our VLCC and Suezmax vessels, in Navig8 Group commercial crude tanker pools, including the VL8 Pool and the Suez8 Pool, respectively. The pools leverage the Navig8 Group’s industry leading platform with a spot market focus, in which shipowners with vessels of similar size and quality participate along with us in the pools. As of December 31, 2017, based on information provided to us by the Navig8 Group, the VL8 Pool was comprised of 35 vessels and the Suez8 Pool was comprised of 16 vessels.

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

OPERATIONS AND SHIP MANAGEMENT

Commercial Management

Our management team and other employees, including the management and employees of our wholly‑owned subsidiary, Gener8 Maritime Management LLC, are responsible for the commercial and strategic management of our fleet. Commercial management involves negotiating charters for vessels, managing the mix of various types of charters, such as time charters, voyage charters and spot market‑related time charters, and monitoring the performance of our vessels under their charters. Strategic management involves locating, purchasing, financing and selling vessels. The commercial management of our vessels deployed in the VL8 and Suez8 Pools is handled by affiliates of the Navig8 Group. Our in‑house commercial management team oversees our pool arrangements and manages any vessels not chartered into pools.

Technical Management

We utilize the services of independent technical managers for the technical management of our fleet (including the vessels we have deployed in pools). We currently contract with Anglo Eastern Ship Management, Northern Marine Management, Wallem Ship Management and Selandia Ship Management, independent technical managers, for our technical management. Technical management involves the day‑to‑day management of vessels, including performing routine maintenance, attending to vessel operations, arranging for crews and supplies and providing safety, quality and environmental management, operational support, crewing shipyard supervision, insurance and financial management services. Members of our New York City‑based corporate technical department oversee the activities of our independent technical managers. The head of our technical management team has over 39 years of experience in the shipping industry.

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

EMPLOYEES

As of December 31, 2017, we employed 39 office personnel. Fourteen of these employees (of which thirteen are located in New York City and one is located in Houston, Texas) manage the commercial operations of our business and oversee the technical management of our fleet. As part of our strategy to outsource the technical management of our fleet, we completed the closure of our Portugal office (which had four employees) in August 2015 and our Russia office (which had three employees) in March 2016.

Since November 15, 2014, we no longer provided any seaborne personnel to crew our vessels. Crews for our vessels are provided by third‑party managers. Our technical managers are responsible for locating and retaining qualified officers for our vessels subject to third‑party management arrangements. The technical managers handle each seaman’s training, travel and payroll, and ensure that all the seamen on our vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

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

During the years ended December 31, 2017, 2016 and 2015, the Navig8 pools accounted for 95.2%, 91.2% and 34.8%, respectively of our net voyage revenues. The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. See “Risk Factors—We receive a significant portion of our revenues from a limited number of customers and pools, and the loss of any customer or the termination of our relationships with these pools could result in a significant loss of revenues and cash flow” for certain risks related to our reliance on key customers.

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

Other significant operators of vessels carrying crude oil and other petroleum products include Frontline, Ltd., Overseas Shipholding Group, Inc., Teekay Shipping Corporation, Tsakos Energy Navigation, Euronav, DHT Holdings, Inc., and Tankers International LLC. There are also numerous, smaller vessel operators.

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

ENVIRONMENTAL REGULATION AND OTHER REGULATIONS

Government regulation and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety, health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the United States Coast Guard (“USCG”), harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or result in the temporary suspension of the operation of one or more of our vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, nor the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

It should be noted that the U.S. is currently experiencing changes in its environmental policy, the results of which have yet to be fully determined. For example, in April 2017, President Trump signed an executive order regarding environmental regulations, specifically targeting the U.S. offshore energy strategy, which may affect parts of the maritime industry and our operations. Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to cultivate additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is hard to predict at this time.

International Maritime Organization (IMO)

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”) and the International Convention on Load Lines of 1966. MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to drybulk, tanker and LPG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, the MEPC adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or “CAS.” These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or PCBs) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.

The IMO’s Marine Environmental Protection Committee (“MEPC”) adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from the current 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Once the cap becomes effective, ships will be required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. This subjects ocean-going vessels in these areas to stringent emissions controls, and may cause us to incur additional costs.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or “ECAs.” As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas are subject to stringent emission controls and may cause us to incur additional costs. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built after January 1, 2021. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI is effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection commencing on January 1, 2019.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index. Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills. The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that all of our vessels are in substantial compliance with SOLAS and LL Convention standards.

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. Our technical managers are in compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. Our vessels and technical managers are in compliance with these requirements.

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Starting in January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements.

The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate. Flag states that have ratified SOLAS and STCW generally employ the classification societies, which have incorporated SOLAS and STCW requirements into their class rules, to undertake surveys to confirm compliance.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 9, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast Water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D2 standard on or after September 8, 2019. For most ships, compliance with the D2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Costs of compliance may be substantial.

Once mid-ocean ballast exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost compliance could increase for ocean carriers and may be material. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The costs of compliance with a mandatory mid-ocean ballast exchange could be material, and it is difficult to predict the overall impact of such a requirement on our operations.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the LLMC). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Anti‑Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti‑fouling Systems on Ships, or the “Anti‑fouling Convention.” The Anti‑fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti‑fouling System Certificate is issued for the first time; and subsequent surveys when the anti‑fouling systems are altered or replaced. We have obtained Anti‑fouling System Certificates for all of our vessels that are subject to the Anti‑fouling Convention.

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future.  The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

United States Regulations

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act.

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate with the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’s territorial sea and its 200 nautical mile exclusive economic zone around the U.S. The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel). OPA defines these other damages broadly to include:

(i)      injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)       injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)      loss of subsistence use of natural resources that are injured, destroyed or lost;

(iv)      net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(v)       lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

(vi)      net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 21, 2015, for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability is limited to the greater of $2,200 per gross ton or $18,796,800. These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We plan to comply with the USCG’s financial responsibility regulations by providing a certificate of responsibility evidencing sufficient self-insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico has resulted in additional regulatory initiatives or statutes, including the raising of liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, the status of several of these initiatives and regulations is currently in flux. For example, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”) announced a new Well Control Rule in April 2016, but pursuant to orders by President Trump in early 2017, the BSEE announced in August 2017 that this rule would be revised. In January 2018, President Trump proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling, vastly expanding the U.S. waters that are available for such activity over the next five years. The effects of the proposal are currently unknown. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. The Company intends to comply with all applicable state regulations in the ports where the Company’s vessels call.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage it could have an adverse effect on our business and results of operation.

Other United States Environmental Regulations

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in each state. Although state-specific, SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. Our vessels operating in covered port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these existing requirements.

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or may otherwise restrict our vessels from entering U.S. Waters. The EPA requires a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (the “VGP”). On March 28, 2013, the EPA re-issued the VGP for another five years from the effective date of December 19, 2013. The 2013 VGP focuses on authorizing discharges incidental to operations of commercial vessels, and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants. For a new vessel delivered to an owner or operator after December 19, 2013 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days (or 7 days for eNOIs) before the vessel operates in United States waters. Our technical managers have submitted NOIs for our vessels where required.

The USCG regulations adopted under the U.S. National Invasive Species Act (“NISA”) impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters, which require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures, and/or may otherwise restrict our vessels from entering U.S. waters. The USCG has implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. As of January 1, 2014, vessels were technically subject to the phasing-in of these standards, and the USCG must approve any technology before it is placed on a vessel. The USCG first approved said technology in December 2016, and continues to review ballast water management systems. The USCG may also provide waivers to vessels that demonstrate why they cannot install the new technology. The USCG has set up requirements for ships constructed before December 1, 2013 with ballast tanks trading with exclusive economic zones of the U.S. to install water ballast treatment systems as follows: (1) ballast capacity 1,500-5,000m3—first scheduled drydock after January 1, 2014; and (2) ballast capacity above 5,000m3—first scheduled drydock after January 1, 2016. All of our vessels have ballast capacities over 5,000m3, and those of our vessels trading in the U.S. will have to install water ballast treatment plants at their first drydock after January 1, 2016, unless an extension is granted by the USCG.

The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers. In addition, through the CWA certification provisions that allow U.S. states to place additional conditions on the use of the VGP within state waters, a number of states have proposed or implemented a variety of stricter ballast requirements including, in some states, specific treatment standards. Compliance with the EPA, USCG and state regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

Two recent United States court decisions should be noted. First, in October 2015, the Second Circuit Court of Appeals issued a ruling that directed the EPA to redraft the sections of the 2013 VGP that address ballast water. However, the Second Circuit stated that 2013 VGP will remain in effect until the EPA issues a new VGP. The effect of such redrafting remains unknown. Second, on October 9, 2015, the Sixth Circuit Court of Appeals stayed the Waters of the United States rule (WOTUS), which aimed to expand the regulatory definition of “waters of the United States,” pending further action of the court. In response, regulations have continued to be implemented as they were prior to the stay on a case-by-case basis. In February 2017, President Trump issued an executive order directing the EPA and U.S. Army Corps of Engineers to publish a proposed rule rescinding or revising the WOTUS rule. In January 2018, the EPA and Army Corps of Engineers issued a final rule pursuant to President Trump’s order, under which the Agencies will interpret the term “waters of the United States” to mean waters covered by the regulations, as they are currently being implemented, within the context of the Supreme Court decisions and agency guidance documents, until February 6, 2020. Litigation regarding the status of the WOTUS rule is currently underway, and the effect of future actions in these cases upon our operations is unknown.

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

International Labour Organization

The International Labour Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. All our vessels are in compliance with and are certified to meet MLC 2006.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. On June 1, 2017, President Trump announced that the United States is withdrawing from the Paris Agreement. The timing and effect of such action has yet to be determined.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, an initial IMO strategy for reduction of greenhouse gas emissions is expected to be adopted at MEPC 72 in April 2018. The IMO may implement market-based mechanisms to reduce greenhouse gas emissions from ships at the upcoming MEPC session.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions. The outcome of this order is not yet known. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, the EPA or individual U.S. states could enact environmental regulations that would affect our operations.

For example, California has introduced a cap-and-trade program for greenhouse gas emissions, aiming to reduce emissions 40% by 2030.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or more intense weather events.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facilities Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The following are among the various requirements, some of which are found in the SOLAS Convention:

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

The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us. We intend to comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

Inspection by Classification Societies

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified “in class” by a classification society which is a member of the International Association of Classification Societies, the IACS. The IACS has adopted harmonized Common Structural Rules, or the Rules, which apply to oil tankers and bulk carriers constructed on or after July 1, 2015. The Rules attempt to create a level of consistency between IACS Societies. All of our vessels are certified as being "in class" by all the major Classification Societies (e.g., American Bureau of Shipping, DNV GL).

A vessel must undergo annual surveys, intermediate surveys, drydockings and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.

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

RISK FACTORS RELATED TO THE MERGER

Because the aggregate Merger Consideration is fixed and the market price of Euronav ordinary shares may fluctuate, holders of Gener8 common shares cannot be certain of the precise value of the Merger Consideration that they will receive in the Merger.

If the Merger is completed, each Gener8 common share will be canceled and automatically converted (in the manner described in the Merger Agreement) into the right to receive 0.7272 of a Euronav ordinary share (as may be adjusted if, prior to the effective time of the Merger (the “Effective Time”), the outstanding number of Euronav ordinary shares has changed into a different number of shares or a different class by reason of any stock dividend or distribution, subdivision, reclassification, recapitalization, stock split, reverse stock split, stock consolidation, combination, exchange of shares or other similar change or event, in accordance with the Merger Agreement). The Exchange Ratio will not be adjusted to reflect changes in the price of Gener8 common shares or Euronav ordinary shares from the time the Exchange Ratio was fixed until the Effective Time.

Therefore, holders of Gener8 common shares will receive a fixed number of Euronav ordinary shares based on the Exchange Ratio, and holders of Gener8 common shares will not receive a number of shares that will be determined based on a fixed market value. The market value of Euronav ordinary shares and the market value of Gener8 common shares at the Effective Time of the Merger may vary significantly from their respective values on the date that the Merger Agreement was executed or at other dates, such as the date of this 10-K Annual Report or the date of the Special Meeting of the shareholders of Gener8 to vote on the approval of the Merger Agreement and the transactions contemplated thereby (the “Special Meeting”).

Variations in share prices may be the result of various factors, including Euronav’s and Gener8’s respective businesses, operations or prospects, regulatory considerations and general business, market, industry or economic conditions.

At the time of the Special Meeting, holders of Gener8 common shares will not know the precise value of the Merger Consideration they will be entitled to receive for their Gener8 common shares at the Effective Time. Holders of Gener8 common shares are urged to obtain a current market quotation for Euronav ordinary shares on the NYSE and Euronext Brussels (the “Euronext”) and Gener8 common shares on the NYSE.

The Exchange Ratio reflects several business considerations extensively negotiated by the parties and therefore are not necessarily reflective of the share price, net asset values or other financial or valuation metrics relating to Gener8 or Euronav.

The Exchange Ratio was determined through extensive negotiations between Gener8 and a transaction advisory committee of the Gener8 board of directors comprised of three disinterested directors (the “Gener8 Transaction Committee”) and Euronav taking into account many factors. The opinion and financial analyses of UBS Securities LLC (“UBS”), Gener8’s financial advisor, were not the exclusive factors considered by the Gener8 Transaction Committee in evaluating the Merger and the Exchange Ratio. As such, the Exchange Ratio is not necessarily reflective of the share price, net asset values or other financial or valuation metrics relating to Gener8 or Euronav.

The market price of Euronav ordinary shares after the Merger may be affected by factors different from those currently affecting the price of Euronav’s ordinary shares and Gener8’s common shares.

Upon the Effective Time of the Merger, holders of Gener8 common shares will be entitled to become holders of Euronav ordinary shares. Gener8’s businesses differ from those of Euronav, and accordingly the results of operations and market price of Euronav ordinary shares after the Merger may be affected by factors different from those currently affecting the results of operations and market price of Gener8 common shares after the Merger. The market price for Euronav ordinary shares may be affected by, among other factors, actual or anticipated fluctuations in the quarterly and annual results of Euronav and those of other public companies in its industry; mergers and strategic alliances in the tanker industry; market conditions in the tanker industry; changes in government regulation; the failure of securities analysts to publish research about Euronav following completion of the Merger, or shortfalls in its operating results from levels forecast by securities analysts; announcements concerning Euronav or its competitors; and the general state of the securities market. For a discussion of the risks related to Euronav and of certain factors to consider in connection with its business, you should carefully review this document and the documents incorporated by reference, including the risk factors described in Euronav’s annual report on Form 20-F for the year ended December 31, 2016.

The announcement and pendency of the Merger could adversely affect Gener8’s business, results of operations and financial condition.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding Gener8’s business, including affecting Gener8’s relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on Gener8’s business, results of operations and financial condition, regardless of whether the Merger is completed. In particular, Gener8 could potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. These uncertainties may impair Gener8’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter. In addition, Gener8 has expended, and continues to expend, significant management resources, in an effort to complete the Merger, which are being diverted from Gener8’s day-to-day operations.

If the Merger is not completed, the price of Gener8 common shares may fall to the extent that the current price of their shares reflects a market assumption that the Merger will be completed. In addition, the failure to complete the Merger may result in negative publicity or a negative impression of Euronav and Gener8 in the investment community and may affect Euronav and Gener8’s respective relationships with employees, customers, suppliers and other partners in the business community.

There is no assurance when or if the Merger will be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, the approval of the Merger Agreement by holders of a majority of the outstanding Gener8 common shares. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the Merger. Each party’s obligation to complete the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement.

Additionally, Euronav and Gener8 will enter into an agreement with Computershare, Inc. and its subsidiary Computershare Trust Company,  N.A. (the “Exchange Agent”) which shall authorize the Exchange Agent to act as agent for the Merger and to, among other things, act as agent solely in the name and on behalf of and for the account and benefit of Gener8 shareholders (other than Gener8, Euronav, Merger Sub or their respective subsidiaries, and including holders of restricted stock units of Gener8, the “Contributing Gener8 Shareholders), with the right of sub-delegation, for the purpose of facilitating the execution and implementation of the Contribution in Kind (as such term is defined in the Merger Agreement), including but not limited to representing the Contributing Gener8 Shareholders at the Closing (as such term is defined in the Merger Agreement), contributing the Surviving Corporation Shares (as such term is defined in the Merger Agreement) to Euronav by way of a Contribution in Kind and delivering the Merger Consideration to the Contributing Gener8 Shareholders. Immediately following the Effective Time of the Merger, and pursuant to the provisions of the Belgian Companies Code, the Exchange Agent (acting as an agent and solely in the name and on behalf of and for the account and benefit of the Contributing Gener8 Shareholders) shall contribute to Euronav, all of the issued and outstanding shares of Gener8 as the surviving corporation that were received by the Exchange Agent pursuant to the Merger, as a Contribution in Kind and, in consideration of this Contribution in Kind, Euronav will issue and deliver to the Exchange Agent (solely in the name and on behalf of and for the account and benefit of the Contributing Gener8 Shareholders) the Merger Consideration for delivery to the Contributing Gener8 Shareholders.

As a result of these conditions, in addition to complexities related to the exchange process and settlement, there is no assurance that the Merger will be completed on the terms or timeline currently contemplated, or at all.

Failure to complete the Merger would prevent Gener8 from realizing the anticipated benefits of the Merger. Gener8 would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Any delay in completing the Merger may significantly reduce the benefits that Euronav and Gener8 expect to achieve if they successfully complete the Merger within the expected timeframe and integrate their respective businesses.

The Merger may adversely affect the relationships of Gener8 with its customers and suppliers, whether or not the Merger is completed.

In connection with the pendency of the Merger, existing or prospective customers or suppliers of Gener8 may delay, defer or cease purchasing services from or providing goods or services to Gener8, delay or defer other decisions concerning Gener8, or refuse to extend credit to Gener8, raise disputes under their business arrangements with Gener8 or assert purported consent or change of control rights, or otherwise seek to change or renegotiate the terms on which they do business with Gener8.

Any such delays, disputes or changes to terms could seriously harm the business of Gener8 as well as the market price of Gener8 common shares whether or not the Merger is completed.

Certain of Gener8’s directors and executive officers have interests in the Merger that differ from, or are in addition to, the interests of holders of Gener8 common shares.

You should be aware that certain of Gener8’s directors and executive officers have interests in the Merger that are different from, or in addition to, the interests of the Gener8 shareholders generally.

These interests include:

•

the employment  of Gener8’s executive officers will be terminated, and these individuals will be entitled to receive certain termination payments, transaction bonuses and prorated portions  of minimum annual bonuses, as applicable;

•

the Merger Agreement provides for the termination and cancellation of Gener8 restricted stock units and Gener8 share options,  which were previously granted to certain Gener8 executive officers and directors, in exchange for the right to receive certain consideration, including the Merger Consideration; and

•

the following interests of certain Gener8 directors: (i) Nicolas Busch’s interest in various tanker pools managed by entities related to the Navig8 Group, with which Mr. Busch is affiliated and (ii) Steven Smith’s nomination to serve as a director of Euronav.

The Gener8 Transaction Committee and the Gener8 board of directors were aware of these interests and considered them, among other matters, in making their recommendations.

Certain rights of Gener8’s shareholders will change as a result of the Merger.

Upon completion of the Merger, holders of Gener8 common shares will no longer be shareholders of Gener8 but will be shareholders of Euronav. There will be certain differences between your current rights as a holder of Gener8 common shares, on the one hand, and the rights to which you will be entitled as a Euronav shareholder, on the other hand.

The Merger Agreement, the Proxies, the MOAs and the Voting Agreement contain provisions that could discourage a potential competing acquirer of Gener8 or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains “no shop” provisions that, subject to certain exceptions, restrict Gener8’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of Gener8. Even if the Gener8 board of directors or the Gener8 Transaction Committee withdraws or qualifies its recommendation in favor of approving the Merger Agreement, Gener8 will still be required to submit the matter to a vote of its shareholders at the Special Meeting, unless the Merger Agreement is terminated. In addition, Euronav generally has an opportunity to offer to modify the terms of the Merger in response to any competing Acquisition Proposal that may be made before the Gener8 board of directors or the Gener8 Transaction Committee may withdraw or qualify its recommendation.

Pursuant to a voting agreement (the “Voting Agreement”), certain significant holders of Gener8 common shares representing approximately 42% of the issued and outstanding shares of Gener8 (the “Covered Shareholders”) have agreed, subject to the terms and conditions of such Voting Agreement, to (i) appear (in person or by proxy) at any meeting of the shareholders convened for the purpose of approving the Merger and the Merger Agreement and (ii) provided that neither the Gener8 Transaction Committee nor the Gener8 board of directors has made an Adverse Recommendation Change (as such term is defined in the Merger Agreement), vote all of their Gener8 common shares in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any action that would reasonably be expected to impede the Merger or result in a breach of the Merger Agreement or the Voting Agreement.

In addition, at the request (and expense) of Euronav, certain Gener8 shareholders (the “Proxy Shareholders”) have agreed to grant an irrevocable proxy (the “Proxies”) to a representative of an affiliate of such Proxy Shareholders whereby, subject to the terms and conditions in the Proxies, such representative has the authority to direct the vote of Gener8 common shares owned by the Proxy Shareholders, representing in the aggregate approximately 6% of the issued and outstanding shares of Gener8, at the Special Meeting.

In the case of the Covered Shareholders, if either the Gener8 Transaction Committee or the Gener8 board of directors makes an Adverse Recommendation Change regarding the Merger, then such shareholders will each vote 50% of their respective Covered Shares in favor of the Merger, the Merger Agreement and the transactions contemplated thereby at the Special Meeting, and may vote their remaining Covered Shares in any manner they determine. In the case of the Proxies, if the Gener8 Transaction Committee or the Gener8 board of directors makes an Adverse Recommendation Change regarding the Merger, the Proxies will terminate with no further obligation on the part of the Proxy Shareholders.

Concurrently with the execution of the Merger Agreement, Euronav and Gener8 executed and delivered three memoranda of agreement (“MOAs”) with respect to the Gener8 Hera, the Gener8 Athena and the Gener8 Neptune which contemplate the purchase by Euronav of these three vessels from Gener8 at a total purchase price of $220.9 million if the Merger is not consummated, other than as a result of a breach of the Merger Agreement by Euronav.

These provisions in the Voting Agreement, the Proxies and the MOAs, could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Gener8 from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or that might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the $39 million termination fee that may become payable, as well as the operational impact as a result of the sale of the three vessels that are the subject of the memoranda of agreement, in the event of a termination of the Merger Agreement as a result of an Adverse Recommendation Change or other circumstances described in the Merger Agreement.

Upon termination of the Merger Agreement Gener8 will, in certain circumstances, be obligated to pay a termination fee and sell three vessels to Euronav.

In some circumstances, upon termination of the Merger Agreement, Gener8 may be required to pay a termination fee of $39 million in cash to Euronav. In some circumstances, if the Merger Agreement is terminated and prior to the first anniversary of the date of such termination, Gener8 enters into an agreement with respect to certain other mergers, business combinations or other transactions, Gener8 may be required to pay a termination fee of $39 million in cash to Euronav.

In addition, under the terms of the MOAs, in the event that the Merger Agreement is not consummated, other than as a result of a breach of the Merger Agreement by Euronav, Gener8 is obligated to sell three Gener8 vessels to Euronav at a total purchase price of $220.9 million, which may be different from the market price of these vessels at such time. A portion of the purchase price of each of the three vessels may be offset by up to one-third of the $39 million termination fee.

The termination of the Merger Agreement could negatively impact Gener8.

If the Merger is not completed for any reason, including as a result of Gener8’s shareholders failing to approve the Merger Agreement, the ongoing business of Gener8 may be adversely affected and, without realizing any of the anticipated benefits of having completed the Merger, Gener8 may be subject to a number of risks, including the following:

•	Gener8 may experience negative reactions from the financial markets, including a decline of its stock price (which may reflect a market assumption that the Merger will be completed);

•	Gener8 may experience negative reactions from the investment community, its customers and employees and other partners in the business community;
•	Gener8 may be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and
•

matters relating to the Merger will have required substantial commitments of time and resources by Gener8’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial had the Merger not been contemplated.

The completion of the Merger could negatively impact Gener8’s relationship with the vessel pools which commercially manage substantially all of Gener8’s vessels. Any withdrawal of Gener8 vessels from the pools or termination of the related pool agreements could result in additional costs.

Substantially all vessels in Gener8’s fleet are contracted to operate in various tanker pools managed by entities affiliated with the Navig8 Group. Gener8 may experience negative reactions from these pools, the Navig8 Group or their affiliates as a result of the Merger and related transactions. It is Euronav’s intention to employ, as soon as commercially practicable, all of the Gener8 vessels, on the spot market, including within the Tankers International Pool, a leading spot market-oriented VLCC pool in which other shipowners with vessels of similar size and quality participate along with Euronav. Accordingly, upon completion of the Merger, the combined entity resulting from the Merger (the “Combined Company”) may seek to withdraw all or some of these vessels from these pools or terminate the pool agreements, which could result in additional costs, including costs related to recovering working capital from a pool, claims for loss of revenue from a pool, loss of management fees from a pool and loss due to improper notice given to a pool. Additionally, if the Combined Company withdraws a vessel from a pool in the period of time during which such withdrawal is prohibited under the pool agreements or otherwise does not comply with the provisions regarding withdrawal in these pool agreements, the Combined Company could be subject to a damages claim by these pools.

Except in specified circumstances, if the Merger is not completed by June 30, 2018, subject to extension in specified circumstances, either Euronav or Gener8 may choose not to proceed with the Merger.

Either Euronav or Gener8 may terminate the Merger Agreement if the Effective Time has not occurred by June 30, 2018. However, this right to terminate the Merger Agreement will not be available to Euronav or Gener8 if the failure of such party to perform any of its obligations under the Merger Agreement has been the principal cause of or resulted in the failure of the Merger to be complete on or before such time. Termination of the Merger Agreement will also result in termination of the Voting Agreement and Proxies.

While the Merger Agreement is in effect, Gener8’s business is subject to restrictions on the conduct of its business activities prior to completion of the Merger.

Under the Merger Agreement, Gener8 and its subsidiaries are subject to certain restrictions on the conduct of its business and generally must operate its business in the ordinary course consistent with past practice prior to completing the Merger (unless Gener8 obtains Euronav’s consent, which is not to be unreasonably withheld, conditioned or delayed), which may restrict Gener8’s ability to exercise certain of its business strategies. These restrictions may prevent Gener8 from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring indebtedness or making changes to its businesses prior to the completion of the Merger or termination of the Merger Agreement. These restrictions could have an adverse effect on Gener8’s business, financial results, financial condition or stock price.

Holders of Gener8 common shares will have a reduced ownership and voting interest in Euronav after the Merger and will exercise less influence over management.

Holders of Gener8 common shares currently have the right to vote in the election of directors to the Gener8 board of directors and on certain other matters affecting Gener8. Following the Merger, each holder of Gener8 common shares will be entitled to become a shareholder of Euronav with a percentage ownership of Euronav that is much smaller than the shareholder’s percentage ownership of Gener8. Immediately following the Effective Time, Euronav will issue approximately 60,815,764 ordinary shares to former holders of Gener8, which are estimated to represent approximately 28% of the outstanding Euronav ordinary shares. Because of this, the Gener8 shareholders will have substantially less influence on the management and policies of Euronav than they now have with respect to the management and policies of Gener8.

Gener8 does not expect to obtain an updated fairness opinion reflecting changes in circumstances between the signing of the Merger Agreement and the completion of the Merger.

Gener8 does not expect to obtain an updated fairness opinion from its financial advisor in connection with the completion of the Merger. Changes in the operations and prospects of Euronav or Gener8, general market and economic conditions and other factors that may be beyond the control of Euronav or Gener8 may significantly alter the value of Gener8 or the prices of Euronav’s ordinary shares by the time the Merger is completed. Gener8 currently does not anticipate asking its financial advisor for a fairness opinion which speaks as of the time the Merger will be completed. As such, no fairness opinion will address the fairness of the Exchange Ratio from a financial point of view at the time the Merger is completed.

Gener8 has incurred and expects to incur substantial transaction fees and costs in connection with the Merger and related Gener8 vessel acquisitions, whether or not the Merger is completed.

Gener8 has incurred and expects to incur additional material non-recurring expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. Gener8 has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Merger. Additional significant unanticipated costs (including additional unanticipated severance payments) may be incurred in the course of coordinating the businesses of Euronav and Gener8 after completion of the Merger. Even if the Merger is not completed, Gener8 will need to pay certain costs relating to the Merger incurred prior to the date the Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on Gener8’s future results of operations, cash flows and financial condition. As of December 31, 2017, Gener8 has incurred approximately $1.4 million of non-recurring expenses in connection with the Merger. Gener8 expects to incur additional, material non-recurring expenses of approximately $32.3 million prior to, or upon the Effective Time.

Gener8 may be unsuccessful in obtaining the Specified Approvals, with respect to the consummation of the Merger.

Consummation of the transactions contemplated under the Merger Agreement constitutes, among other things, a “change of control” under Gener8’s Sinosure Credit Facility and Korean Export Credit Facility. The Merger Agreement requires as a condition precedent to the consummation of the Merger by the parties the receipt of the Specified Approvals. There is no assurance that Gener8 will be successful in obtaining the Specified Approvals.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which Gener8 is a party.

In addition to the Specified Approvals, consummation of the transactions contemplated under the Merger Agreement may trigger, among other things, a “change of control” in certain agreements to which Gener8 is a party. If Euronav and Gener8 are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Euronav and Gener8 are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Gener8.

Gener8 and Euronav may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Combined Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed. Neither Gener8 nor Euronav is aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Merger.

If the Merger does not qualify as a tax-free reorganization for U.S. federal income tax purposes, shareholders of Gener8 could be subject to significant tax liabilities.

Euronav and Gener8 intend for the Merger to qualify as a tax-free reorganization for U.S. federal income tax purposes. Neither Euronav nor Gener8 has sought, and neither will seek, any ruling from the Internal Revenue Service regarding the Merger, nor will Euronav or Gener8 obtain an opinion of legal counsel as to whether the Merger will constitute a tax-free reorganization for U.S. federal income tax purposes. As a result, there can be no assurance that the Internal Revenue Service will not assert, or that a court would not sustain, a position that the Merger fails to qualify as a tax-free reorganization for U.S. federal income tax purposes. If the Merger were to fail to qualify as a tax-free reorganization for U.S. federal income tax purposes, shareholders of Gener8 could be subject to tax on gain, if any, realized upon the exchange of Gener8 common shares for Euronav ordinary shares. Conversely, if consistent with the intention of Euronav and Gener8, the Merger qualifies as a tax-free reorganization, shareholders of Gener8 will not be permitted to recognize a loss, if any, realized upon the exchange of Gener8 common shares for Euronav ordinary shares (other than with respect to cash received in lieu of fractional shares).

RISK FACTORS RELATED TO OUR INDUSTRY

Our revenues may be adversely affected if we and/or our pool managers do not successfully employ our vessels.

We seek to employ our vessels with reputable and creditworthy customers to maximize fleet utilization and earnings upside through spot market related employment, pool agreements and time charters in a manner that maximizes long‑term cash flow, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 9, 2018, all of our vessels are employed in the spot market (either directly or through spot market focused pools), given our expectation of near‑ to medium‑term increases in charter rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.”  for more information on these arrangements.

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

We earned 100.0%, 97.7% and 93.3% of our net voyage revenue from spot charters (directly or through pool agreements) for the years ended December 31, 2017, 2016 and 2015, respectively. The spot charter market is highly competitive, and spot market voyage charter rates may fluctuate dramatically based primarily on the worldwide supply of tankers available in the market for the transportation of oil and the worldwide demand for the transportation of oil by tanker. There is no assurance that future spot market voyage charters will be available at rates that will allow us to operate our vessels deployed in the spot market profitably or that we will successfully employ our vessels at available rates.

The cyclical nature of the tanker industry may lead to volatility in charter rates and vessel values which may adversely affect our earnings.

We anticipate that future demand for our vessels, and in turn our future charter rates and profitability, will be affected by the rate of economic growth in the world’s economy, demand for petroleum, and petroleum based products, as well as seasonal and regional changes in demand and supply of tanker capacity. As of March 9, 2018 all of our vessels were employed in the spot market (either directly or through spot‑market focused pools). As a result, we currently have limited contractual committed future revenues and thus are largely subject to spot market rates, which are highly volatile. If the tanker industry, which has been highly cyclical and volatile, is depressed in the future when a vessel is employed in the spot market, when a charter expires, or at a time when we may want to sell a vessel, our earnings and available cash flow will be adversely affected. There is no assurance that we or our pool managers will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably or meet our obligations, including payment of debt service to lenders.

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

The Baltic Dirty Tanker Index, a U.S. dollar daily average of charter rates that takes into account input from brokers around the world regarding crude oil fixtures for various routes and tanker vessel sizes and is issued by the London based Baltic Exchange (an organization providing maritime market information for the trading and settlement of physical and derivative contracts), declined from a high of 2,347 in July 2008 to a low of 453 in mid-April 2009, which represents a decline of 80%. The index has since recovered to 827 as of December 22, 2017. The Baltic Clean Tanker Index fell from 1,509 points as of June 19, 2008, to 345 points as of April 15, 2009. The index rose to 720 as of December 22, 2017. The dramatic decline in these indexes and charter rates in late 2008 and 2009 was due to various factors, including the significant fall in demand for crude oil and petroleum products, the consequent rising inventories of crude oil and petroleum products in the United States and in other industrialized nations, and increases in vessel supply. Tanker freight rates remained depressed in the three months ended December 31, 2017 despite this period being seasonally stronger than the rest of the year. This was mainly due to an oversupply of new ships to the market as well as OPEC cutbacks. However, there is no assurance that the crude oil charter market will maintain these levels due to potential lower production levels, and the market could decline.

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

The global economy continues to face a number of challenges, including uncertainty related to the possible additional increases in interest rates set by the U.S. Federal Reserve and declining growth rates in certain countries and emerging markets. These challenges also include continuing turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries and continuing economic weakness in the European Union. There has historically been a strong link between the development of the world economy and demand for energy, including oil and refined products. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for oil and refined products and for our services. Such changes could adversely affect our results of operations and cash flows.

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

A significant number of the port calls made by our vessels involve the transportation of crude oil and petroleum products to ports in the Asia Pacific region. As a result, an economic slowdown in the region, and particularly in China, could have an adverse effect on our business, results of operations, cash flows and financial condition. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or “GDP,” which had a significant impact on shipping demand. The growth rate of China’s GDP is estimated by government officials to average 6.8% for the year ended December 31, 2017, as compared to approximately 6.7% for the year ended December 31, 2016 and 6.9% for the year ended December 31, 2015. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, or if the Chinese economy experiences periods of slower growth, or if there are changes in the political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or restrictions on importing commodities into the country, the level of imports of crude oil or petroleum products to China could be adversely affected. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic tanker companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows and financial condition could be materially and adversely affected by an economic downturn in any of these countries.

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

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by the effects of political instability, terrorist or other attacks, war or international hostilities. Continuing conflicts and recent developments in the Middle East, Asia and North Africa, including in Iraq, Syria, Afghanistan, Pakistan and Yemen, and the presence of the United States and other armed forces in Afghanistan may lead to additional acts of terrorism and armed conflict around the world and to civil disturbance in the United States or elsewhere, which may increase the likelihood of our vessels being attacked and may contribute to further world economic instability and uncertainty in global financial and commercial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. Future terrorist attacks could result in increased volatility of the financial markets and negatively impact the U.S. and global economy. These uncertainties could also adversely affect our business, operating results, financial condition, ability to raise capital and future growth. In addition, future hostilities or other political instability in regions where our vessels trade could affect our trade patterns and adversely affect our operations and performance. Hostilities in or closure of major waterways in, for example, the Middle East, South China Sea, Ukraine or Black Sea region could adversely affect the availability of and demand for crude oil and petroleum products. In addition, sanctions against oil exporting countries such as Iran, Russia, Sudan and Syria may also impact the availability of crude oil and petroleum products and which would increase the availability of applicable vessels thereby impacting negatively charter rates.

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

Although customers representing less than 4.4%, 3.0% and 4.5% of our 2017, 2016 and 2015, respectively, of Navig8 pools’ revenues (based on information provided by Navig8 Group’s tanker pools) have their primary operations in Russia, we or our counterparties could be affected by such sanctions, which could adversely affect our business.

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

A principal focus of our strategy has been to acquire or dispose of secondhand vessels or newbuilding contracts, or shipping companies with a focus on maximizing shareholder value and returning capital to shareholders when appropriate. Our future growth and profits will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

Our current financial and operating systems may not be adequate as we implement our plan to expand the size of our fleet], and our attempts to improve those systems may be ineffective. In addition, if we expand our fleet, we will have to rely on outside technical managers to recruit suitable additional seafarers and shore‑based administrative and management personnel. There is no assurance that our outside technical managers will be able to continue to hire suitable employees as we expand our fleet.

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

In 2014 and 2015, we purchased 21 VLCC newbuildings, all of which have been delivered through March 9, 2018. These newbuilding crude tankers may not be profitable at or after the time of delivery and may not generate cash flow sufficient to cover the costs of ownership and operation.

Our VLCC vessels may encounter, and any future newbuildings may encounter, unforeseen problems, which could adversely affect our profitability and future prospects.

Newbuildings, including our VLCC vessels, cannot always be tested and proven and are otherwise subject to unforeseen problems, including premature failure of components that cannot be accessed for repair or replacement, substandard quality or workmanship and unplanned degradation of product performance. These failures could result in loss of life or property and could negatively affect our results of operations by causing unanticipated expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow‑on work and, in the case of certain contracts, liquidated damages or other claims against us.

We may discover quality issues in the future related to our newbuildings, including our VLCC vessels, that require analysis and corrective action. Such issues and our responses and corrective actions could have a material adverse effect on our financial position, results of operations or cash flows.

There is no assurance that our VLCC vessels will provide the fuel consumption savings that we expect, or that we will fully realize any fuel efficiency benefits of our VLCC vessels.

Our VLCC vessels are based on advanced “eco” design. These vessels incorporate many of the latest technological improvements designed to optimize speed and fuel consumption and reduce emissions, such as more fuel‑efficient engines, and propellers and hull forms for decreased water resistance. However, overall, within the tanker industry opinion is divided with regard to the merits of “eco” ships and their performance relative to non‑“eco” ships and there is no assurance that our VLCC vessels will provide the fuel consumption savings that we expect, as among other things, the vessels are based on new technologies. Further, the market conditions from time to time may require us to share any fuel efficiency benefits with our charterers and the “eco” ships may not provide us with the same competitive advantage in securing favorable charter arrangements as we might expect. Should the fuel consumption levels of our “eco” VLCC vessels materially deviate from what we expect, or should we for any reason not receive the profits from any fuel efficiency benefits associated with our vessels, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Additionally, the pool agreements by and between VL8 Pool Inc. and V8 Pool Inc. and our subsidiaries contain the following provisions: (a) if the relevant pool company suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we are required to provide working capital of $1.0 million to VL8 Pool Inc. upon delivery of a VLCC vessel into the VL8 Pool, of $0.9 million to V8 Pool Inc. upon delivery of a Suezmax vessel into the Suez8 Pool and $0.7 million to V8 Pool Inc. upon delivery of an Aframax vessel into the V8 Pool, which is repayable on the vessel leaving the relevant pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from the relevant pool company and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to the pool company; and (d) the pool company has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of the pool company, untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and the pool company, in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person.

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

Fuel, or bunker, is a significant, if not the largest, expense for our vessels that will be employed in the spot market. Spot charter arrangements generally provide that the vessel owner or pool operator bear the cost of fuel in the form of bunker, which is a significant voyage expense. With respect to our vessels that will be employed on time charter, the charterer is generally responsible for the cost of fuel and with respect to vessels deployed in pools, the pool is generally responsible for the cost of fuel. However such cost may affect the charter rates that we or our pool manager are able to negotiate for our vessels and costs incurred by pools may decrease the amount of profits available for distribution to pool participants. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business compared to other forms of transportation, such as pipelines. On the other hand, a prolonged downturn in oil prices may cause oil companies to cut down production which could negatively impact market demand for global transportation of petroleum products.

Our history of operations includes periods of operating and net losses, and we may incur operating and net losses in the future. Our significant net losses and our significant amount of indebtedness led us to declare bankruptcy in 2011.

For the years ended December 31, 2017, 2016 and 2015, we generated operating (loss) / income of $(86.6) million, $116.3 million and $152.0 million, respectively, and net (loss) / income of $(168.5) million, $67.3 million and $129.6 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and the consolidated financial statements in Item 8 for more information regarding our results of operations during these periods. If we suffer future operating losses, the trading price of our common shares may decline significantly and our business, financial condition and results of operations may be negatively impacted.

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

We may not generate sufficient revenues in future periods to pay for all of our operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition. As noted above, we generated operating losses for the year ended December 31, 2017. In addition, our bankruptcy may have created a negative public perception of our company in relation to our competitors. As a result, the value of our common shares could be negatively affected.

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

Our Chairman and Chief Executive Officer, Peter C. Georgiopoulos, actively reviews potential investment opportunities in the shipping industry from time to time. While we have entered into an employment agreement with Mr. Georgiopoulos, the agreement requires Mr. Georgiopoulos to devote at least 50% of his business time to his duties with us, provided that he will not be prevented from continuing his involvement with certain other businesses with which he is currently involved, including Maritime Equity Management LLC and Chemical Transportation Group Ltd. In addition, under the agreement, Mr. Georgiopoulos is required to direct to us any business opportunities involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations). The agreement provides that Mr. Georgiopoulos will have no fiduciary, contractual or other obligation to direct to us any business opportunity not involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations).

Our outstanding indebtedness may become immediately due and payable upon a change of control.

We depend on Peter Georgiopoulos’s and Nicolas Busch’s continued service under our senior secured credit facilities. Under the Korean Export Credit Facility, and the Sinosure Credit Facility, a change of control will occur if, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as our directors for any reason. In the event of a change of control under either the Korean Export Credit Facility or the Sinosure Credit Facility, the lenders under the relevant senior secured credit facility may elect to declare all amounts outstanding under the loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders under the relevant senior secured credit facility may make this election at any time following the occurrence of a change of control.

The revenues we earn may be dependent on the success and profitability of any vessel pools in which our vessels operate.

A substantial portion of our revenues for the years ended December 31, 2017 and 2016 were from vessels deployed in the Navig8 Group commercial crude tanker pools, or the “Navig8 pools,” and, assuming the Merger is not consummated, we expect that in 2018 a majority of our revenues will continue to be from vessels deployed in the Navig8 pools. We expect our revenues to continue to arise from vessels deployed in a limited number of pools.

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

We have derived, and we believe we will continue to derive, a significant portion of our revenues and cash flow from a limited number of customers. For example, during the years ended December 31, 2017 and 2016, the Navig8 pools accounted for 95.2% and 91.2% of our net voyage revenues, respectively.  The Navig8 pools, which manage vessels owned by third-party operators, distribute revenues on a net basis, and our net voyage revenues are not directly attributable to the charterers of our vessels. We receive such revenues indirectly through distributions made to us by the Navig8 pools in which our vessels participate. If any of our key customers, or the key customers of the pools in which we participate, breach or terminate their charters or renegotiate or renew them on terms less favorable than those currently in effect, or if any significant customer decreases the amount of business it transacts with us or if we lose any of our customers or a significant portion of our revenues, our operating results, cash flows and profitability could be materially adversely affected. Additionally, if we are unable to establish or maintain a commercially favorable relationship with a profitable and well‑managed pool, our operating results, cash flows and profitability could be materially adversely affected.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of March 9, 2018, 4 of the 30 operating vessels we own were built prior to 2007. Due to improvements in engine technology, older vessels typically are less fuel‑efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

We may be subject to U.S. federal income tax on U.S. source shipping income and gain on the sale of vessels, which would reduce our net income and cash flows.

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

We believe that, based on the ownership of our common shares in 2017, we satisfied the publicly traded test in 2017. However, if 5% shareholders were to own more than 50% of our common shares for more than half the days in any future taxable year, we may not be eligible to claim the Section 883 exemption for such taxable year. We can provide no assurance that changes and shifts in the ownership of our common shares by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in 2017 or in future taxable years.

If we do not qualify for the Section 883 exemption, our gross shipping income derived from U.S. sources, i.e., 50% of our gross shipping income attributable to transportation beginning or ending in the United States (but not both beginning and ending in the United States), generally would be subject to a four percent tax without allowance for deductions.

To the extent our U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, currently imposed at a 21% rate. In addition, we may be subject to a 30% “branch profits”

tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (we are prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States and otherwise 0% to the United States.

Our U.S. source shipping income would be considered effectively connected income only if:

•	we have or are considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and
•

substantially all of our U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

We do not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the U.S. on a regularly scheduled basis. Based on our current shipping operations and our expected future shipping operations and other activities, we believe that none of our U.S. source shipping income will constitute effectively connected income. However, we may from time to time generate non-shipping income that may be treated as effectively connected income.

If we qualify for the Section 883 exemption in respect of our shipping income, gain from the sale of a vessel likewise should be exempt from tax under Section 883 of the Code. If, however, our shipping income does not, for whatever reason, qualify for the Section 883 exemption, and assuming that any gain derived from the sale of a vessel is attributable to our U.S. office, as we believes would likely be the case, such gain would likely be treated as effectively connected income (determined under rules different from those discussed above) and subject to the net income and branch profits tax regime described above.

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

There is no assurance that the U.S. Internal Revenue Service (the “IRS”) or a court of law will accept our position and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover because there are uncertainties in the application of the PFIC rules and PFIC status is determined annually and is based on the composition of a company’s income and assets (which are subject to change), we can provide no assurance that we will not become a PFIC in any future taxable year.

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

Recently enacted changes to the U.S. federal income tax laws could have a material and adverse effect on us. For example, on December 22, 2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act, which makes significant changes to U.S. federal tax laws. The impact of these provisions on our operations and on our shareholders is uncertain, and may not become evident for some period of time.

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

In the ordinary course of business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information and customer and employee data, and may have access to confidential information in the conduct of our business. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions, or shutdowns due to attack by hackers or breaches, ransomware, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could materially adversely affect our business. While we have experienced, and expect to continue to experience, these types of threats to our information technology networks and infrastructure, to date none of these threats has had a material impact on our business or operations.

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

We have substantial debt. As of December 31, 2017, we had indebtedness outstanding (before application of discount and amortization of financing costs) of $1.4 billion and shareholders’ equity of $1.3 billion. Our outstanding long-term indebtedness as of December 31, 2017 included $188.3 million principal amount of indebtedness under the Refinancing Facility, $316.9 million principal amount of indebtedness under the Sinosure Credit Facility, $662.3 million principal amount of indebtedness under the Korean Export Credit Facility and $194.3 million of indebtedness in the form of our senior notes (which amount reflects accrual of payment-in-kind interest of $62.7 million). In connection with the deliveries of three vessels, we borrowed $148.1 million from the Korean Export Credit Facility, during the year ended December 31, 2017. As of March 9, 2018, we had fully drawn all available borrowings under our Sinosure Credit

Facility and under the Korean Export Credit Facility, to fund the delivery of our newly delivered vessels. In accordance with our growth strategy, we intend to pursue additional debt financing opportunistically to help fund the growth of our business, subject to market and other conditions. While we have entered into interest rate swaps to hedge a portion of our floating rate indebtedness under our senior secured credit facilities, the interest rates borne by unhedged amounts that we have borrowed under our senior secured credit facilities fluctuate with changes in the LIBOR rates. Any volatility in LIBOR rates would affect the amount of interest payable on amounts that we were to draw down from our senior secured credit facilities. Our substantial indebtedness and interest expense could have important consequences to us, including:

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

We are subject to a number of covenants under our senior notes and senior secured credit facilities, including covenants governing the minimum amount of cash and cash equivalents we maintain, our ratio of consolidated EBITDA to our aggregate cash interest expense for our consolidated indebtedness, our ratio of consolidated indebtedness (net of unrestricted cash and cash equivalents) to our consolidated total capitalization, and the minimum aggregate appraised value of the vessels we have pledged as collateral under our senior secured credit facilities. It is reasonably likely, absent waivers or amendments to our senior secured credit facilities, that we will be in breach of interest expense coverage covenants as early as the first quarter of 2018.  Moreover, in the event of continued weakness in vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with the collateral maintenance covenant under the Sinosure Credit Facility as early as the first quarter of 2018 without a waiver or amendment to the credit facility.

To address these issues, we may pursue alternatives which may include discussions with lenders and/or Euronav regarding potential options, waivers or amendments from our lenders, reduction of the debt outstanding under our senior secured credit facilities, and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we would also be in default under our unsecured senior notes. Each of our senior secured credit facilities and senior notes contain cross default provisions that could would be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness would be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Fluctuations in the market value of our fleet may adversely affect our liquidity and may result in breaches under our financing arrangements and sales of vessels at a loss.

The market value of vessels fluctuates depending upon general economic and market conditions affecting the tanker industry, the number of tankers in the world fleet, the price of constructing new tankers, or newbuildings, types and sizes of tankers, and the cost of other modes of transportation. The market value of our fleet may decline in the event of a downswing in the historically cyclical shipping industry or as a result of the aging of our fleet. Declining tanker values could limit our ability to seek alternative sources of financing and could affect our ability to raise cash by limiting our ability to refinance vessels and thereby adversely impact our liquidity. In addition, declining vessel values could result in the requirement to repay outstanding amounts or a breach of loan covenants, which could give rise to an event of default under our debt instruments.

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

Our debt under our senior secured credit facilities bears interest at a variable rate. We may also incur indebtedness in the future with variable interest rates. As a result, an increase in market interest rates would increase the cost of servicing our unhedged floating rate indebtedness and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

LIBOR rates have historically been volatile, with the spread between those rates and prime lending rates widening significantly at times. Because the interest rates borne by a portion of our outstanding borrowings under our senior secured credit facilities fluctuate with changes in the LIBOR rates, if LIBOR rates were to increase or become volatile, it would affect the amount of interest payable on our unhedged floating rate indebtedness under our senior secured credit facilities, which in turn, would have an adverse effect on our profitability, earnings and cash flow.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Our debt under our senior secured credit facilities bears interest at a variable rate. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have under reported, over reported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. As a result of these and other concerns, the United Kingdom’s Financial Conduct Authority (“FCA”) announced On July 27, 2017 that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our senior secured credit agreements with our lenders.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

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

Certain large shareholders and their affiliates own a significant percentage of the voting power of our issued and outstanding common shares. For example, as of the date of this Annual Report, Oaktree Capital Management L.P., Avenue Capital Management II L.P., BlueMountain Capital Management, LLC, Aurora Resurgence Capital Partners II LLC and BlackRock, Inc. and/or their respective investment entities or affiliates own greater than 5% of our outstanding common stock, based on information publicly filed with the SEC. In addition, Navig8 Limited indirectly owns greater than 4% of our outstanding common stock, based on information publicly filed with the SEC. Five members of our Board were designated by certain of these shareholders pursuant to the 2015 shareholders agreement, which terminated upon the consummation of our initial public offering. As a result, these shareholders may be able to exert significant influence over the actions of our Board, the election of directors and other matters that require shareholder approval. The interests of these shareholders may be different from that of other shareholders, and their large aggregate percentage ownership may result in them being able to exert substantial influence over us and may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over their market prices.

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

ITEM 3.  LEGAL PROCEEDINGS

On March 8, 2018, a lawsuit captioned Fragapane v. Gener8 Maritime, Inc. et al., No. 1:18-cv-02097 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York, on behalf of the public stockholders of the Company, against the Company, the Company's directors, Euronav and Merger Sub. On March 14, 2018, another lawsuit, captioned Mohr v. Gener8 Maritime, Inc., et al, No. 1:18-cv-02276 (S.D.N.Y.), was also filed against the Company and its directors. The complaints allege that the registration statement on Form F-4 filed by Euronav violates Section 14(a) of the Securities and Exchange Act of 1934 because it omits and/or misrepresents material information concerning, among other things, the (i) sales process leading up to the Merger, (ii) financial projections used by the Company’s financial advisor in its financial analyses and (iii) inputs underlying the financial valuation analyses that were used by the Company’s financial advisor to support its fairness opinion. The complaints also allege that the Company's directors are liable under Section 20(a) of the Exchange Act as controlling persons. The Fragapane complaint further alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by engaging in a flawed sales process, by agreeing to sell the Company for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaints seek, among other things, injunctive relief against the proposed transaction with Euronav as well as other equitable relief, damages and attorneys’ fees and costs.

From time to time in the future we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. While we expect that these claims would be covered by our existing insurance policies, those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. We have not been involved in any such legal proceedings which may have, or have had, a significant effect on our financial position, results of operations or liquidity, nor are we aware of any such proceedings that are pending or threatened which may have a significant effect on our financial position, results of operations or liquidity. See “Risk Factors—We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock has been listed on the NYSE under the symbol “GNRT” since June 25, 2015. Prior to that date, there was no public trading market for our common stock. As of March 9, 2018, there were approximately 71 holders of record of our common stock. The following table sets forth the high and low closing sales price per share of our common stock as reported on the NYSE for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 2017	HIGH	LOW
1st Quarter	$5.72	$4.29
2nd Quarter	$6.12	$4.82
3rd Quarter	$5.90	$4.22
4th Quarter	$6.62	$4.19

FISCAL YEAR ENDED DECEMBER 31, 2016	HIGH	LOW
1st Quarter	$9.08	$5.04
2nd Quarter	$8.13	$5.84
3rd Quarter	$6.30	$4.87
4th Quarter	$5.56	$3.56

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

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are selected historical consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the fiscal years shown.

	For The Years Ended December 31,
(dollars and shares in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Voyage revenues	$307,819	$404,622	$429,933	$392,409	$356,669
Voyage expenses	9,446	12,490	95,306	239,906	259,982
Direct vessel operating expenses	107,395	107,308	85,521	84,209	90,297
Navig8 charterhire expenses	6	3,059	11,324	—	—
General and administrative expenses	33,831	27,844	36,379	22,418	21,814
Depreciation and amortization	103,951	87,191	47,572	46,118	45,903
Goodwill impairment	—	23,297	—	2,099	—
Loss on impairment of vessels held for sale	—	—	520	—	2,048
Goodwill write-off for sales of vessels	—	2,994	—	1,249	1,068
Loss on disposal of vessels, net	139,836	24,169	805	8,729	2,452
Closing of Portugal office	—	—	507	5,123	—
Total operating expenses	394,465	288,352	277,934	409,851	423,564
OPERATING (LOSS) / INCOME	(86,646)	116,270	151,999	(17,442)	(66,895)
Interest expense, net	(82,764)	(49,627)	(15,982)	(29,849)	(34,643)
Other financing costs	(59)	(7)	(6,044)	—	—
Other income (expense), net	928	670	(404)	207	465
Total other expenses	(81,895)	(48,964)	(22,430)	(29,642)	(34,178)
NET (LOSS) / INCOME	$(168,541)	$67,306	$129,569	$(47,084)	$(101,073)

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(2.03)	$0.81	$2.06	$(1.54)	$(8.64)
Diluted	$(2.03)	$0.81	$2.05	$(1.54)	$(8.64)

Weighted-average shares outstanding—basic (1)
Common shares	83,003	82,705	62,779	—	—
Class A	—	—	—	11,270	11,238
Class B	—	—	—	19,223	589

Weighted-average shares outstanding—diluted (1)
Common shares	83,003	82,705	63,113	—	—
Class A	—	—	—	30,493	11827
Class B	—	—	—	19,223	589

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

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$200,501	$94,681	$157,535	$147,303	$97,707
Total current assets	253,466	215,285	258,128	230,662	200,688
Vessels, net of accumulated depreciation	2,311,093	2,523,710	1,086,877	814,528	873,435
Vessels under construction	—	177,133	911,017	257,581	—
Total assets	2,618,217	2,992,669	2,389,746	1,359,120	1,120,747
Current liabilities (including current portion of long-term debt)	151,005	216,566	268,615	52,770	79,508
Total long-term debt less unamortized discount and debt financing costs	1,191,711	1,337,782	772,723	789,030	675,445
Total liabilities	1,343,891	1,555,258	1,041,985	841,971	755,057
Shareholders’ equity	1,274,326	1,437,411	1,347,761	517,149	365,690

	For The Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$154,536	$258,932	$155,889	$(11,797)	$(40,472)
Net cash provided by (used in) investing activities	193,088	(902,959)	(398,858)	(238,019)	4,302
Net cash (used in) provided by financing activities	(241,804)	581,173	252,863	299,417	104,901

	For The Years Ended December 31,
(dollars in thousands except fleet data and daily results)	2017	2016	2015
Fleet Data:
Total number of owned vessels at end of period	30.0	39.0	28.0
Total number of owned and chartered-in vessels at end of period	30.0	39.0	29.0
Average number of vessels (1)	36.4	34.5	25.7
Average number of owned and chartered-in vessels (1)	36.4	34.7	26.2
Total operating days for fleet (2)	12,561	12,353	9,145
Total time charter days for fleet	—	218	861
Total spot market days for fleet	717	868	4,682
Total Navig8 pool days for fleet	11,844	11,266	3,602
Total calendar days for fleet (3)	13,293	12,687	9,568
Fleet utilization (4)	94.5%	97.4%	95.6%
Average Daily Results:
Time charter equivalent (5)	$23,755	$31,745	$36,590
VLCC	28,329	40,214	47,781
Suezmax	17,365	26,839	35,012
Aframax	11,238	18,036	30,428
Panamax	8,717	13,304	22,464
Handymax	—	4,610	15,783

Daily direct vessel operating expenses (6)	8,079	8,458	8,938
Daily general and administrative expenses (7)	2,545	2,195	3,802
Total daily vessel operating expenses (8)	10,624	10,653	12,740

Other Data:
EBITDA (9)	$18,174	$204,124	$193,123
Adjusted EBITDA (9)	$165,221	$256,457	$215,222

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

During the year ended December 31, 2017, we included in Adjusted EBITDA $1.4 million of professional fees related to the recently announced Merger transaction and Loss on litigation of $0.4 million, which is related to the Atlas charter dispute. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (one of our subsidiaries) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. See Note 18, COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Item 8 for more information relating to the Atlas charter dispute.

	For The Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Net (loss) / income	$(168,541)	$67,306	$129,569
Interest expense, net	82,764	49,627	15,982
Depreciation and amortization	103,951	87,191	47,572
EBITDA	$18,174	$204,124	$193,123
Adjustments
Goodwill impairment	—	23,297	—
Goodwill write-off for sales of vessels	—	2,994	—
Loss on impairment of vessels held for sale	—	—	520
Stock-based compensation	4,205	5,651	12,243
Merger related costs	1,404	—	—
Loss on disposal of vessels, net	139,836	24,169	805
Closing of Portugal office	—	—	507
Other financing costs	59	7	6,044
Professional fees related to interest rate swaps	260	327	—
Impact of interest rate swaps fair value	(530)	(698)	—
Loss on litigation	400	—	—
Non-cash G&A expenses, excluding stock-based compensation expense (1)	1,413	(3,414)	1,980
Adjusted EBITDA	$165,221	$256,457	$215,222

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include accounts receivable reserves, amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015. You should consider the foregoing when reviewing our financial condition and results of operations. In addition, you should read the following discussion together with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of March 9, 2018, we owned a fleet of 30 tankers, consisting of 21 VLCCs, 6 Suezmax vessels, 1 Aframax vessel and 2 Panamax vessels, with an aggregate carrying capacity of 7.5mm DWT, which includes 19 “eco” VLCC newbuildings equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs. We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the 7 newbuildings acquired from Scorpio as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.” As of December 31, 2017, we took delivery of all VLCC newbuildings. As of March 9, 2018, all of these vessels, other than two vessels which we sold in 2017, have entered into the VL8 Pool. See Note 7 – DELIVERY And Disposal OF VESSELS, to the consolidated financial statements in Item 8 regarding vessel deliveries and sales.

We have a significant amount of outstanding indebtedness under our Refinancing Facility, the Korean Export Credit Facility, and the Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. During 2017, we borrowed an additional $148.1 million under the Korean Export Credit Facility in connection with the delivery of three vessels. No additional amounts may be borrowed under the Refinancing Facility, the Korean Export Credit Facility or the Sinosure Credit Facility. As of December 31, 2017, we owed an aggregate outstanding principal amount of $1.4 billion under our senior secured credit facilities and our senior notes. See “—Liquidity and Capital Resources.”

During 2017, we completed the sale of five VLCC vessels (the Gener8 Ulysses, Gener8 Zeus, Gener8 Theseus, Gener8 Noble and Gener8 Poseidon), four Suezmax vessels (the Gener8 Argus, Gener8 Horn, Gener8 Phoenix and Gener8 Orion) and three Aframax vessels (the Gener8 Pericles, Gener8 Elektra and Gener8 Daphne). These sales resulted in gross proceeds of $338.3 million. We used the net proceeds from sale to repay approximately $227.0 million of the related portion of the indebtedness outstanding under the credit facility associated with these vessels. For more information regarding our sale of these vessels, see Note 7, Delivery and Disposal of VESSELS, to the consolidated financial statements in Item 8.

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

In September 2015, we entered into the Refinancing Facility as part of the refinancing of our former senior secured credit facilities. The Refinancing Facility provides $581.0 million in term loans which were fully drawn on September 8, 2015 and were used, together with available cash, to repay the aggregate outstanding principal amount of $656.3 million under our former senior secured credit facilities. As of December 31, 2017, $188.3 million was outstanding under the refinancing facility. See “—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” for further information regarding the refinancing facility.

In September 2015, we also entered into the Korean Export Credit Facility to fund a significant portion of the installment payments under our shipbuilding contracts with Korean shipyards. The Korean Export Credit Facility committed up to $963.7 million of debt financing in connection with the delivery of 15 of our VLCC newbuildings from Korean shipyards. As of December 31, 2017, approximately $662.3 million was outstanding under the Korean Export Credit Facility, which includes $148.1 million borrowed in 2017 in connection with the delivery of three vessels. The Korean Export Credit Facility is fully drawn as of March 9, 2018. See “—Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” for further information.

In December 2015 and June 2016, we entered into and subsequently amended the Sinosure Credit Facility to fund installment payments under five shipbuilding contracts with Chinese shipyards and to refinance a term loan facility we entered into in October 2015, which we had entered into to fund payments under a shipbuilding contract with a Chinese shipyard. As of December 31, 2017, the amount of the term loans under the Sinosure Credit Facility, which were fully drawn, was approximately $316.9 million. See “—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” below for further information regarding the Sinosure Credit Facility.

On May 2, 2016, we entered into six interest rate swap transactions that effectively fix the interest rate on a portion of our outstanding variable rate debt to a range of fixed rates. On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into. During the second quarter of 2017 and in connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties.  See Note 8, Financial InstrumentS and Note 13, LONG TERM DEBT to the consolidated financial statements for the year ended December 31, 2017 and 2016 included in Item 8 for more information regarding these swap transactions. We may from time to time enter into additional interest rate swaps, caps or similar agreements for all or a significant portion of our remaining variable rate debt under the refinancing facility, the Korean Export Credit Facility and the Sinosure Credit Facility.

For further description of our businesses, see “Business.”

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of December 31, 2017, all of our vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of December 31, 2017, we employed all of our VLCCs and Suezmax vessels in Navig8 Group commercial crude tanker pools, including the VL8 Pool and the Suez8 Pool. We refer to the VL8 Pool and the Suez8 Pool as the “Navig8 pools.” Our VLCC and Suezmax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool and the Suez8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool and Suez8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. See “—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” for further information regarding these pool agreements. All of the vessels deployed in the Navig8 pools at any time during the year ended December 31, 2017 were deployed on spot market voyages.

As of December 31, 2017, we have taken delivery of all 21 of our VLCC newbuildings. All of these vessels, other than two vessels which we sold in 2017, are deployed in the VL8 Pool in spot market voyages.

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

As of December 31, 2017, all of our vessels, with the exception of three vessels that are in the spot market (the Gener8 Defiance, Gener8 Companion and Genmar Compatriot), were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees.

The following table shows the calculation of net voyage revenues for the years ended December 31, 2017, 2016 and 2015:

	For The Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Income Statement Data:
Voyage revenues	$307,819	$404,622	$429,933
Voyage expenses	(9,446)	(12,490)	(95,306)
Net voyage revenues	$298,373	$392,132	$334,627

As used in this report, vessels deployed in the spot market includes vessels chartered into the Unique Tankers pool (which we transitioned our vessels out of in 2015, as described below), but excludes vessels chartered into the Navig8 pools, and vessels chartered into the Navig8 pools includes vessels deployed in the spot market through the Navig8 pools.

During the year ended December 31, 2015, and subsequent to the 2015 merger on May 7, 2015, we changed our fleet’s deployment strategy and entered the majority of our vessels into the Navig8 commercial crude tanker pools. These pools are the VL8 Pool, for VLCC vessels, the Suez8 Pool, for Suezmax vessels and the V8 Pool, for Aframax vessels. We do not currently have any Aframax vessels in the V8 Pool. Under these pool arrangements, vessels typically enter the pool under a time charter agreement whereby the cost of bunkers and port expenses are borne by the charterer (i.e., the pool) and operating costs, including crews, maintenance and insurance are typically paid by the owner of the vessel.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Total voyage revenues.  Total voyage revenues decreased by $96.8 million, or 23.9%, to $307.8 million for the year ended December 31, 2017, or “fiscal 2017,” compared to $404.6 million for the prior year period ended December 31, 2016, or “fiscal 2016.” The decrease was mainly attributable to decreases in Navig8 pool revenues of $75.9 million, spot charter revenue of $11.6 million and time charter revenues of $9.3 million for fiscal 2017 compared to the prior year period.

During fiscal 2017, we finalized the sale of 12 vessels (five VLCCs, four Suezmax and three Aframax). These vessel sales had the effect of decreasing the size of our fleet. The decrease in size had a corresponding effect of decreasing our revenues and associated expenses for fiscal 2017. We expect that this will have the effect of decreasing our future revenues and associated expenses in 2018.

We refer to charter hire rates as a measure of the average daily revenue performance of a vessel on a per voyage basis, determined by dividing voyage revenue by total operating days for the applicable fleet.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) decreased by $75.9 million, or 20.6%, to $293.0 million for fiscal 2017, compared to $368.9 million during the prior year period. This decrease was primarily the result of a decline in our average daily Navig8 pool charter hire rates, which decreased by $8,006, or 24.5%, to $24,737 for fiscal 2017 compared to $32,743 for the prior year period primarily due to the decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in a decrease in Navig8 pool revenues of approximately $90.2 million for fiscal 2017 compared to the prior year period. The decrease in Navig8 pool charter hire rates was partially offset by an increase in vessel operating days by 578 days, or 5.1% to 11,844 days for fiscal 2017, compared to 11,266 during the prior year period. The increase in vessel operating days was primarily the result of the three deliveries of VLCC newbuildings during fiscal 2017. The increase in vessel operating days resulted in an increase in Navig8 pool revenues of approximately $14.3 million during fiscal 2017 compared to the prior year period.

Time charter revenues.  During fiscal 2017, we did not have time charter vessels as compared to $9.3 million in the prior year period. During the year ended December 31, 2016, we sold our two vessels (the Gener8 Victory and Gener8 Vision) that were previously operated on time charters.

Spot charter revenues.  Spot charter revenues decreased by $11.6 million, or 43.9%, to $14.8 million for fiscal 2017 compared to $26.5 million for the prior year period. The decrease in spot charter revenues was primarily the result of a decline in our average daily spot charter hire rates, which decreased by $9,763, or 32.0% to $20,706 for fiscal 2017 compared to $30,469 for the prior year period primarily due to the decrease in rates in the spot charter market. The decrease in our average daily spot charter hire rates resulted in a decrease in spot charter revenues of approximately $8.5 million during fiscal 2017 compared to the prior year period. Contributing to the decrease in spot charter revenues was a decline in our spot market days of 151 days, or 17.4%, to 717 days for fiscal 2017 compared to 868 days for the prior year period. The decrease in our spot market days resulted in a decrease in our spot charter revenues of approximately $3.1 million for fiscal 2017 compared to the prior year period.

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

Voyage expenses decreased by $3.0 million, or 24.4%, to $9.4 million for fiscal 2017 compared to $12.5 million for the prior year period. The decrease of voyage expenses was primarily the result of the decrease in our spot market days discussed above during fiscal 2017 as compared to the prior year period. The decrease in our spot market days resulted in a decrease in our voyage expenses of approximately $1.8 million for fiscal 2017 compared to the prior year period. Contributing to the decrease in our voyage expenses was a decrease in port and chug charges of $1.0 million, or 29.2%, to $2.5 million for fiscal 2017, compared to $3.5 million for the prior year period.

Net voyage revenues.  Net voyage revenues, which are total voyage revenues minus voyage expenses, decreased by $93.8 million, or 23.9%, to $298.3 million for fiscal 2017 compared to $392.1 million for the prior year period. The decrease in net voyage revenues was primarily attributable to a decrease in our average daily fleet TCE rate by $7,990, or 25.2%, to $23,755 for fiscal 2017, compared to $31,745 for the prior year period primarily due to the decrease in rates in the spot charter market. The decrease in average daily fleet TCE rate resulted in a decrease in net voyage revenue of approximately $98.7 million during fiscal 2017 compared to the prior year period. The decrease in net voyage revenues was partially offset by an increase in our fleet operating days by 208 days, or 1.7% to 12,561 days for fiscal 2017 compared to 12,353 days for the prior year period due to improved utilization of our VLCC vessels in the Navig8 pools. The increase in our vessel operating days resulted in an increase in net voyage revenue of approximately $4.9 million during fiscal 2017 compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	For The Years Ended December 31,
	2017	2016
Net voyage revenue (dollars in thousands):
Time charter:
VLCC	$—	$9,278
Suezmax	—	—
Total	—	9,278
Spot charter:
VLCC	392	3,849
Suezmax	(482)	1,019
Aframax	101	(689)
Panamax	5,225	9,595
Handymax	161	192
Total	5,397	13,966
Navig8 pools:
VLCC	233,007	238,972
Suezmax	50,806	103,497
Aframax	9,162	26,419
Total	292,975	368,888
Total Net Voyage Revenue	$298,372	$392,132
Vessel operating days:
Time charter:
VLCC	—	218
Suezmax	—	—
Total	—	218
Spot charter:
VLCC	—	105
Suezmax	—	—
Aframax	117	—
Panamax	599	721
Handymax	—	42
Total	717	868
Navig8 pools:
VLCC	8,239	5,946
Suezmax	2,898	3,894
Aframax	707	1,427
Total	11,844	11,266
Total Operating Days for Fleet	12,561	12,353
Total Calendar Days for Fleet	13,293	12,687
Fleet Utilization	94.5%	97.4
Average Number of Owned Vessels	36.4	34.5
Average Number of Owned and Chartered-in Vessels	36.4	34.7
Time Charter Equivalent (TCE):
Time charter:
VLCC	$—	$42,542
Suezmax	—	—
Combined	—	42,542
Spot charter:
Aframax	859	0
VLCC	—	36,546
Suezmax	—	—
Panamax	8,717	13,304
Handymax	—	4,610
Combined	7,529	16,084
Navig8 pools:
VLCC	28,281	40,194
Suezmax	17,532	26,578
Aframax	12,963	18,519
Combined	24,737	32,743
Fleet TCE	$23,755	$31,745

Direct Vessel Operating Expenses.  Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels was $107.4 million for fiscal 2017, or substantially flat as compared to $107.3 million for the prior year period. An increase in crew costs and surveys expenses of $2.9 million for fiscal 2017 compared to the prior year period was partially offset by a $2.8 million decrease in overall direct vessel operating expenses for fiscal 2017 compared to the prior year period due to the sale of 12 vessels during fiscal 2017.

Daily direct operating expenses per vessel decreased by $379, or 4.5%, to $8,079 per day, compared to $8,458 per day for the prior year period, primarily related to an increase in our calendar days of 606 days, or 4.8%, to 13,293 days compared to 12,687 days in the prior year period, which was due to an increase in our average fleet size during fiscal 2017.

We anticipate that direct vessel operating expenses will decrease in 2018 as compared to 2017 due to the sale of 12 vessels of our fleet during fiscal 2017. We estimate direct vessel operating expenses will decrease by approximately $10.4 million during the year ending December 31, 2018 compared to fiscal 2017 based on our direct vessel operating expenses budget for 2018. Our budget is based on prior year actual performance and estimates of costs provided by third-party technical managers based on expected vessel requirements. The budgeted amounts include no provisions for unanticipated repair or other costs. There is no assurance that our budgeted amounts will reflect our actual results. Unanticipated repair or other costs may cause our actual expenses to be materially higher than those budgeted.

Navig8 charterhire expenses.  Navig8 charterhire expenses during fiscal 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  Navig8 charterhire expenses were $6 thousand and $3.1 million for fiscal 2017 and 2016, respectively. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. Navig8 charterhire expenses during fiscal 2017 included profit share adjustments related to the profit share plan for the Nave Quasar. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016. We do not anticipate any material changes to Navig8 charterhire expenses during the year ending December 31, 2018.

General and Administrative Expenses.  General and administrative expenses increased by $6.0 million, or 21.5%, to $33.8 million for fiscal 2017 compared to $27.8 million for the prior year period. This increase was primarily due to the increase of $2.1 million in professional and legal fees, primarily related to the Merger. See Note 2, Merger Agreement.  Contributing to the increase were also a $1.5 million write-off of assets and litigation loss of $0.4 million, both of which are related to the Atlas charter dispute, and a $1.4 million increase in employee bonuses for fiscal 2017 compared to the prior year period. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (one of our subsidiaries) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. See Note 18, COMMITMENTS AND CONTINGENCIES. Additionally, during fiscal 2017 we recorded $1.3 million of compensation expenses related the issuance of 525,000 options granted on January 5, 2017. We estimate that we will recognize $1.1 million of compensation expense during the year ending December 31, 2018 related to restricted stock units that will vest in 2018. See Note 17, Stock-based compensation, to the consolidated financial statements in Item 8 for further detail regarding these options and restricted stock units.

Excluding approximately $32.3 million of estimated costs related to the Merger, we anticipate our general and administrative costs in fiscal 2018 to be lower than fiscal 2017, primarily due to lower compensation expense. In developing the 2018 budget, the Company assumes that costs related to being a publicly traded company and other future costs remain in-line with the Company’s historical experience and anticipated trends based on being a publicly traded company.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, increased by $16.8 million, or 19.2%, to $104.0 million for fiscal 2017 compared to $87.2 million for the prior year period. This increase in depreciation and amortization was primarily due to an increase in depreciation of vessels of $18.5 million, or 23.4%, to $97.6 million during fiscal 2017, as a result of new vessel deliveries, compared to $79.1 million for the prior year period. The increase in depreciation and amortization was partially offset by a decrease in amortization of dry dock costs of $1.5 million, or 20.6%, to $5.7 million, due to sale of older vessels, compared to $7.2 million for the prior year period.

Goodwill Impairment.  During fiscal 2016, we recorded expenses associated with goodwill impairment of $23.3 million. During fiscal 2016, as a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in an expense of $23.3 million. No goodwill impairment was recorded during fiscal 2017.

Goodwill write-off for sales of vessels.  During fiscal 2016, in connection with the sale of the Genmar Victory and Genmar Vision, we had an expense of $3.0 million related to a goodwill write-off. No similar amount was recorded in fiscal 2017.

Loss on Disposal of Vessels, net.    Losses on disposal of vessels, net increased during fiscal 2017 by $115.7 million, to $139.8 million compared to $24.2 million for the prior year period, primarily due to losses on the sale of twelve vessels in fiscal 2017.

Interest Expense, net.  Interest expense, net increased by $33.1 million, or 66.8% to $82.8 million for fiscal 2017 compared to $49.6 million for the prior year period. The increase was primarily attributable to the decrease in capitalized interest of $24.4 million, or 88.5%, to $3.2 million compared to $27.6 million for the prior year period, related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels. Also contributing to the increase in interest expense, net during fiscal 2017, was an increase in amortization of loan fees of $3.6 million, of which $2.6 million was related to the write-off of debt financing costs associated with the recent sales of the Gener8 Noble and Gener8 Theseus.

Other income (expense), net.    Other income (expense), net increased by $0.3 million, or 38.5% to $0.9 million for fiscal 2017 compared to $0.6 million for the prior year period. During the year ended December 31, 2017 and 2016, we recognized $0.5 million and $0.7 million, respectively of earnings, as other income (expense), net, related to the impact of our interest rate swap agreements, entered in fiscal 2016 and amended in 2017.

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

	For The Years Ended December 31,
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

Goodwill write-off for sales of vessels.  During fiscal 2016, in connection with the sale of the Genmar Victory and Genmar Vision, we had an expense of $3.0 million related to a goodwill write-off. There were no such expenses in the prior year period.

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

Also contributing to the increase in interest expense, net were increases in amortization of deferred financing costs of $7.9 million to $11.3 million for fiscal 2016 compared to $3.4 million for the prior year period, and commitment fees of $2.5 million, or 91.7% to $5.2 million for fiscal 2016 compared to $2.7 million for the prior year period. We incurred these additional deferred financing costs and commitment fees in connection with our entry into the Sinosure Credit Facility and the Korean Export Credit Facility, which we have used to fund a portion of the remaining installment payments due in connection with the delivery of our VLCC newbuildings.

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

We have used the Sinosure Credit Facility and Korean Export Credit Facility, in addition to our operating cash flows and proceeds from past equity offerings, to fund the amounts owed on newbuilding commitments.

As of December 31, 2017, we have fully drawn all available borrowings under the Korean Export Credit Facility and taken delivery of the VLCC newbuilding vessels whose delivery was financed thereunder.

Under our senior secured credit facilities, we are subject to collateral maintenance covenants pursuant to which the aggregate appraised value of vessels pledged as collateral under each senior secured credit facility may not be less than certain specified amounts. Under the Sinosure Credit Facility, the appraised value of pledged vessels may not be less than 135% of the aggregate principal amount of outstanding loans under the credit facility. As of March 9, 2018, we are in compliance with our collateral maintenance covenants. We estimate that we would not have been in compliance with the collateral maintenance covenant as of that date if the valuation of our collateral under the Sinosure Credit Facility from February 2018 appraisals were to decline by approximately 0.02%.

We are also subject to interest expense ratio covenants under our senior secured credit facilities, pursuant to which our ratio of consolidated EBITDA to our aggregate cash interest expense for our consolidated indebtedness, each as defined in the underlying credit agreements, must be no less than 2.5x. We refer to this ratio as the “Interest Coverage Ratio.” As of December 31, 2017, we are in compliance with our interest coverage ratio covenants. For the four consecutive fiscal quarters testing period, as defined in the underlying credit agreements, ended December 31, 2017, our Interest Coverage Ratio was 3.3x.

However, it is reasonably likely, absent waivers or amendments to our senior secured credit facilities, that we will be in breach of the Interest Coverage Ratio as early as the first quarter of 2018. Moreover, in the event of continued weakness in vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with the collateral maintenance covenant under the Sinosure Credit Facility as early as the first quarter of 2018 without a waiver or amendment to the credit facility. To address these issues, we may pursue alternatives which may include discussions with lenders and/or Euronav regarding potential options, waivers or amendments from our lenders, reduction of the debt outstanding under our senior secured credit facilities, and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with collateral maintenance or interest coverage ratio covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we may also be in default under our unsecured senior notes. Each of our current debt facilities contain cross default provisions that could be triggered by our failure to comply with this covenant. As a result, some or all of our indebtedness could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

We believe that our current cash balance as well as operating cash flows will be sufficient to meet our liquidity needs for the next year. See Note 13, Long-term debt, to the consolidated financial statements in Item 8 for more information.

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

Equity Issuances

On May 7, 2015, in connection with the consummation of the 2015 merger, all shares of Class A Common Stock and Class B Common Stock were converted to a single class of common stock on a one-to-one basis upon the filing of our Third Amended and Restated Articles of Incorporation. At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2016, $1.2 million in cash and 31,467,778 shares were issued to former shareholders of Navig8 Crude as merger consideration. As of December 31, 2017, no cash remained in the trust account and the account has been terminated.

Debt Financings

Refinancing Facility.    On September 3, 2015, we entered into a term loan facility, which we refer to as the
“Refinancing Facility,” dated as of September 3, 2015, by and among Gener8 Maritime Sub II, as borrower, Gener8 Maritime, Inc., as parent, the lenders party thereto, and Nordea Bank AB (publ), New York Branch as Facility Agent and Collateral Agent, in order to refinance our former senior secured credit facilities. As of December 31, 2017, $188.3 million of borrowings were outstanding under the Refinancing Facility, and no further borrowings were available under this facility. The loans under the Refinancing Facility will mature on September 3, 2020.

The Refinancing Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the refinancing facility, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Refinancing Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 11 vessel-owning subsidiaries it owns, which we refer to as the “Gener8 Maritime Sub II vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub II vessel owning subsidiaries of substantially all their assets, and is guaranteed by Gener8 Maritime, Inc. and the Gener8 Maritime Sub II vessel owning subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of our and Gener8 Maritime Sub II vessel owning subsidiaries’ respective bank accounts. As of December 31, 2017, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned two VLCCs, six Suezmax vessels, one Aframax vessel and two Panamax vessels.

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

Korean Export Credit Facility.    On September 3, 2015, we entered into a term loan facility, which we refer to as the “Korean Export Credit Facility,” dated as of August 31, 2015, which we amended on October 20, 2016, March 24, 2017 and June 1, 2017, by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VIII Inc., referred to in this report as “Gener8 Maritime Sub VIII,” as borrower; Gener8 Maritime, Inc., as the parent guarantor; our wholly-owned subsidiary, Gener8 Maritime Sub V, as the borrower’s direct sole shareholder; the borrower’s 13 wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank AB (publ), New York Branch as facility agent; Nordea Bank AB (publ), New York Branch as security agent; The Export-Import Bank of Korea, or “KEXIM”; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by us at that time. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans, which we refer to as the “Commercial Tranche,” to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, a tranche of term loans, which we refer to as the “KEXIM Guaranteed Tranche,” to be fully guaranteed by KEXIM up to the aggregate approximate amount of up to $139.7 million, a tranche of term loans, which we refer to as the “KEXIM Funded Tranche,” to be made available by KEXIM up to the aggregate approximate amount of $197.4 million, and a tranche of term loans, which we refer to as the “K-Sure Tranche,” insured by Korea Trade Insurance Corporation, or “K-Sure,” up to the aggregate approximate amount of $344.6 million.

We refer to each loan described under the caption “Korean Export Credit Facility” as a “vessel loan.” Each vessel loan was allocated pro rata to each lender of the Commercial Tranche, KEXIM Guaranteed Tranche, KEXIM Funded Tranche and K-Sure Tranche based on their commitment, other than the vessel loans to fund the deliveries of Gener8 Hector and Gener8 Nestor, which were fully funded by the lenders of the Commercial Tranche. As of December 31, 2017, Gener8 Maritime Sub VIII has approximately $662.3 million outstanding to fund the delivery of 15 vessels. Between January 1, 2017 and December 31, 2017, Gener8 Maritime Sub VIII borrowed approximately $148.1 million to fund the delivery of three vessels, and no further borrowings were available under this facility.

On March 24, 2017, we amended the Korean Export Credit Facility to revise the dates on which amortization payments are due on April 15, July 15, October 15 and January 15. Prior to entry into this amendment, the payment dates were March 31, June 30, September 30 and December 31.

On June 1, 2017, we amended the Korean Export Credit Facility to extend the date by which we are permitted to borrow for the delivery of the Gener8 Nestor from June 30, 2017 to September 30, 2017. The amendment also provides that the Commercial Tranche must be repaid no later than June 30, 2022. Lastly, the amendment clarifies that the amount the Company is required to maintain in its minimum liquidity account takes into account 50% of the amount outstanding in the Company’s debt service reserve account.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a vessel loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of our interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 13 wholly-owned subsidiaries owning or intended to own vessels or newbuildings, which we refer to as the Gener8 Maritime Sub VIII vessel owning subsidiaries,” and a pledge by such Gener8 Maritime Sub VIII vessel owning subsidiaries of substantially all their assets, and is guaranteed by us, Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII vessel owning subsidiaries. In addition, the Korean Export Credit Facility is secured by a pledge of certain of our and Gener8 Maritime Sub VIII’s vessel owning subsidiaries’ respective bank accounts.

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

Under the Merger Agreement, the respective obligations of Gener8 and Euronav to effect the Merger are conditioned upon obtaining (i) certain amendments, consents and waivers from the lenders under the Korean Export Credit Facility, and (ii) certain amendments, consents and waivers under the Transaction Documents (as defined in the underlying credit agreement) thereunder (collectively, the “KEXIM Specified Approvals”). The KEXIM Specified Approvals relate to provisions in the underlying credit agreement and Transaction Documents that deal with change of control, restricted payments and certain other matters that must be amended in order for the Merger to be properly entered into and documented without breaching of any of the terms of the Korean Export Credit Facility and the Transaction Documents thereunder.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the refinancing facility.

Sinosure Credit Facility. On December 1, 2015, we entered into a term loan facility, dated as of November 30, 2015, which we amended on June, 29, 2016 and November 8, 2017, and which we refer to as the “Sinosure Credit Facility,” by and among our wholly-owned subsidiary, Gener8 Maritime Subsidiary VII Inc., as borrower, referred to in this report as “Gener8 Maritime Subsidiary VII”; Gener8 Maritime, Inc., as the parent guarantor; the borrower’s four wholly-owned subsidiary owner guarantors party thereto; Citibank, N.A. and Nordea Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A., as bookrunner; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank AB (publ), New York Branch as facility agent and security agent; The Export-Import Bank of China; the mandated lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties, to fund a portion of the remaining installment payments due under shipbuilding contracts for five VLCC newbuildings which were built at Chinese shipyards and to refinance the $60.2 million outstanding under a senior secured credit facility with Citibank, N.A, which is described in more detail below. The amendment on June 29, 2016, among other things, provided for two additional term loan tranches for purposes of financing deliveries of two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The amendment on November 8, 2017 replaced the debt service coverage ratio with a conforming interest expense coverage ratio, and revised the consolidated leverage ratio from 0.65 to 0.60 to conform to the two other credit facilities. The Sinosure Credit Facility provided for term loans up to the aggregate approximate amount of $385.2 million. As of December 31, 2017, Gener8 Maritime Subsidiary VII has approximately $316.9 million outstanding to fund the delivery of six vessels and refinanced the Citibank Facility (as defined below), and no further borrowings were available.

Loans under the Sinosure Credit Facility were drawn down at or around the time of delivery of the applicable VLCC newbuilding, which we refer to as “delivery loans,” as well as at the time we refinanced the Citibank Facility (as defined below), which we refer to as the “refinancing loan”. We refer to each delivery loan and refinancing loan described under the caption “Sinosure Credit Facility” as a “vessel loan.” Each vessel loan was allocated pro rata to each lender based on its commitments. Each vessel loan will mature on the date falling 144 months from the date of borrowing of that vessel loan.

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

Under the Merger Agreement, the respective obligations of Gener8 and Euronav to effect the Merger are conditioned upon obtaining (i) certain amendments, consents and waivers from the lenders under the Sinosure Credit Facility, and (ii) certain amendments, consents and waivers under the Transaction Documents (as defined in the underlying credit agreement) thereunder (collectively, the “Sinosure Specified Approvals”, and together with the KEXIM Specified Approvals, the “Specified Approvals”). The Sinosure Specified Approvals relate to provisions in the underlying credit agreement and Transaction Documents that deal with change of control, restricted payments and certain other matters that must be amended in order for the Merger to be properly entered into and documented without breaching of any of the terms of the Sinosure Credit Facility and the Transaction Documents thereunder.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies that are substantially the same as those contained in the refinancing facility.

Senior Notes.  On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement with affiliates of BlueMountain Capital Management, LLC which we refer to as the “note purchasers,” which has been amended from time to time. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the note purchasers for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” Interest on the senior notes accrues at the rate of 11.0% per annum in the form of an automatic increase in the principal amount of each outstanding senior note. A noteholder may, at any time, request that all of the principal amount owing to such noteholder be evidenced by senior notes. If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The senior notes, which are unsecured, are guaranteed by Gener8 Maritime Sub V and its subsidiaries. The Note and Guarantee Agreement provides that all proceeds of the senior notes shall be used to pay transaction costs and expenses and the remaining consideration payable in connection with the shipbuilding contracts for the 2014 acquired VLCC newbuildings or the “2014 acquired VLCC shipbuilding contracts.” See Note 13, Long-term debt, to the consolidated financial statements in Item 8 for further information regarding our 2014 acquired VLCC newbuildings.

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

On December 20, 2017, in connection with its entry into the Merger Agreement, the Company and certain affiliates of, and funds managed by, BlueMountain Capital Management, LLC (collectively, the “BlueMountain Holders”) entered into a Letter Agreement (the “Prepayment Letter Agreement”), regarding the Note and Guarantee Agreement and the senior notes.

The Prepayment Letter Agreement provides that (i) the prepayment premium that would otherwise be payable upon a prepayment of the principal amount of the senior notes prior to May 13, 2019, will be reduced to an agreed premium equal to 1.00% of the outstanding principal amount of the senior notes prepaid to the BlueMountain Holders at such time, and (ii) the Company will prepay the entire principal amount of the senior notes, along with all accrued interest and any other amounts owing in respect of the senior notes (including the 1.0% prepayment premium) contemporaneously with the consummation of the Merger. The Prepayment Letter Agreement also provides for a shorter notice period for the delivery of a prepayment notice by the Company to the BlueMountain Holders prior to the prepayment of the senior notes, and for a “per diem” mechanism to calculate the additional required interest in the event that prepayment of the senior notes is effected after the anticipated prepayment date.

As of December 31, 2017, the unamortized discount on the senior notes was $3.8 million, which we amortize as additional interest expense until March 28, 2020. Interest expense, including amortization of the discount, amounted to $82.8 million (including $1.1 million amortization of the discount), $49.6 million (including $0.8 million amortization of the discount) and $15.9 million (including $0.6 million amortization of the discount) during the years ended December 31, 2017, 2016 and 2015, respectively.

Interest Rate Swap Agreements.In May 2016, we entered into six interest rate swap transactions, which are intended to be cash flow hedges that effectively fix the interest rates for the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility. The interest rate swap transactions were each confirmed under an ISDA Master Agreement, as published by the International Swaps and Derivatives Associations, Inc. (“ISDA”), including the Schedule thereto and related documentation containing customary representations, warranties and covenants. We may modify or terminate any of the foregoing interest rate swap transactions or enter into additional swap transactions in accordance with their terms in the future from time to time.

In December 2016, the payment dates on the swap agreements related to the Refinancing Facility were modified to conform to the modified principal and interest repayment dates under the Refinancing Facility.

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. All six of the swap agreements were monetized (the then-current fair market value of $18.2 million was received from the swap counterparties) and dedesignated. Simultaneously, the revised swaps were designated in a cash flow relationship with a fair market value at designation of zero, which included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. See Note 8, Financial InstrumentS,  to the consolidated financial statements included in Item 8 of this annual Report for more information regarding these swap transactions for more details.

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

Cash and Working Capital

Our cash and cash equivalents increased by $105.8 million to $200.5 million as of December 31, 2017 from $94.7 million as of December 31, 2016. This increase was primarily due to $154.5 million of net cash provided by operating activities, $331.7 million of proceeds from the sale of twelve vessels, partially offset by the net debt payments of $239.9 million, the payments in respect of the VLCC newbuildings, including capitalized interest, of $129.3 million, and the payment of $9.4 million and $1.9 million for purchases of vessel improvement and deferred financing costs, respectively, during the year ended December 31, 2017.

Working capital is current assets (inclusive of cash and cash equivalents) minus current liabilities.

Our working capital increased by $103.7 million to $102.4 million as of December 31, 2017 from $(1.3) million as of December 31, 2016. This increase in working capital was due primarily to an increase in cash and cash equivalents of $105.8 million, as a result of the sale of 12 vessels, and a decrease of $60.7 million in Long-term debt, current portion as a result of the paydown of the related debt, partially offset by $34.5 million decrease in Due from Navig8 pools, net as a result of lower charter hire rates during the year ended December 31, 2017 and a decrease in assets held for sale of $30.2 million related to the sale of Gener8 Ulysses during the year ended December 31,2017.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $154.5 million for the year ended December 31, 2017 which resulted from non-cash charges to operations of $298.5 million (including $139.8 million loss on disposal of vessels), and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $24.6 million, including a decrease in due from Navig8 pools and a decrease in accounts payable and other current liabilities, partially offset by net loss of $168.5 million.

Net cash provided by operating activities was $258.9 million for the year ended December 31, 2016 which resulted from net income of $67.3 million, plus non-cash charges to operations of $168.8 million, including goodwill impairment and loss on disposal of vessels, and a change in various assets and liabilities balances (adjusted for non-cash or non-operating activities) of $22.8 million, including a decrease in due from charterers and a decrease in accounts payable and other current liabilities.

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

Cash Flows from Investing Activities.  Net cash provided by investing activities was $193.1 million for the year ended December 31, 2017, which primarily consisted of $331.7 million of proceeds from the sale of 12 vessels during the year ended December 31, 2017 partially offset by capital spending on the VLCC newbuildings (including payments of capitalized interest) of $129.2 million and purchase of vessel improvements and other fixed assets of $9.4 million.

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

Cash Flows from Financing Activities.  Net cash used in financing activities was $241.8 million for the year ended December 31, 2017, which primarily consisted of net debt payments of $239.9 million and by the $1.9 million payment of deferred financing costs of related to the credit facilities.

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

During the years ended December 31, 2017, 2016 and 2015, we incurred $17.4 million, $10.1 million and $9.3 million, respectively, of drydock related costs. We estimate that the expenditures to complete drydocks of vessels during 2018 will aggregate approximately $2.1 million, and that such vessels will be off-hire for approximately 5 days in 2018 to effect these drydocks.

For the year ending December 31, 2018, we anticipate that we will incur costs associated with in‑water intermediate surveys on ten vessels, and these vessels will be off‑hire for approximately 27 days in 2018 to effect these intermediate surveys. The expenditures to complete intermediate surveys will be recorded as direct vessel operating expenses as incurred.

Capital Improvements.  During the years ended December 31, 2017 and 2016, we capitalized $12.7 million and $9.3 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades. For the year ending December 31, 2018, we have budgeted approximately $1.2 million for such projects.

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

Certain vessels in our fleet will require the installation of a Ballast Water Management System to meet regulatory requirements, which must be satisfied by the first scheduled dry‑docking after January 1, 2016. Our capital improvements budget for the year ending December 31, 2018 mentioned above includes $6.1 million for purchase and installation of Ballast Water Management Systems equipment.

We are currently evaluating the possible installation of energy saving devices when dry‑docking certain vessels. The installation of this equipment will be dependent on vessel age and performance, fuel pricing, and projected tanker market conditions. Our capital improvements budget for the year ending December 31, 2018 (excluding installation of a Ballast Water Management System) mentioned above includes approximately $6.6 million for such upgrades.

Vessel Acquisitions and Disposals.  As a result of the 2015 merger, we acquired 14 “eco” VLCC newbuildings in May 2015. In March 2014 we acquired seven VLCC newbuildings from Scorpio Tankers, Inc. During the year ended December 31, 2017, we completed the sale of 12 vessels (the Gener8 Zeus, Gener8 Poseidon, Gener8 Argus, Gener8 Pericles, Gener8 Ulysses, Gener8 Daphne, Gener8 Orion, Gener8 Noble, Gener8 Theseus, Gener8 Horn, Gener8 Phoenix and Gener8 Elektra) for an aggregate amount of $338.3 million, in gross proceeds. We used the net proceeds from the sales to repay an aggregate of $227.0 million, which represents the portion of the secured debt outstanding under the Refinancing Facility and Korean Export Credit Facility associated with these vessels. During the year ended December 31, 2017, we took delivery of three VLCC newbuildings. During the year ended December 31, 2016, we took delivery of 15 VLCC newbuildings and we sold two VLCC’s, one Handymax and one Suezmax vessel in fiscal 2016.

Other Commitments.  In 2004, we entered into a 15‑year lease for office space in New York, New York. In July 2015, we entered into an amendment to such lease, which, among other things, extended the term of the lease for an additional 5-year period (i.e., October 1, 2020 through September 30, 2025). The monthly rental is as follows: $0.1 million per month from October 1, 2015 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. During the years ended December 31, 2017, 2016 and 2015, we recorded approximately $1.9 million, $1.9 million and $2.0 million, respectively of expense associated with this lease.

The following is a tabular summary of our future contractual obligations as of December 31, 2017 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Refinancing facility	$188,313	$39,232	$149,081	$—	$—
Korean Export Credit Facility	662,312	57,525	122,864	238,120	243,803
Sinosure Credit Facility	316,864	23,579	47,158	47,158	198,969
Interest expenses, except for senior notes (1)	240,581	48,028	81,520	51,801	59,232
Senior notes	131,600	—	131,600	—	—
Interest expense of senior notes (1)	115,450	—	115,450	—	—
Senior officer compensation agreements (2)	11,375	2,275	4,550	4,550	—
Office Leases (3)	15,129	1,536	3,233	4,362	5,998
Corporate Administration Agreement	32	32
Total commitments	$1,681,656	$172,207	$655,456	$345,991	$508,002

(1)

Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of December 31, 2017, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of December 31, 2017, plus the applicable blended margin of 2.18%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.05% as of December 31, 2017, plus the applicable margin of 2.00%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $62.7 million which has accrued as of December 31, 2017. Interest expense for the refinancing facility, Korean Export Credit Facility, and Sinosure Credit Facility include estimated effects related to our interest rate swaps.

(2)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.
(3)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

Off‑Balance‑Sheet Arrangements

As of December 31, 2017, other than as described above, we did not have any material off‑balance‑sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S‑K.

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

REVENUE AND EXPENSE RECOGNITION—Our revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2017 and December 31, 2016, the Company has a reserve of approximately $1.4 million and $1.9 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $0 and $0.4 million as of December 31, 2017 and December 31, 2016, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest expense associated with vessels under construction of $3.2 million, $27.6 million and $35.2 million, respectively.

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

As of December 31, 2017, and in accordance with ASC 360-10, the Company obtained third-party independent valuations to compare to the Company’s carrying value for its long-lived assets and determine if indicators of impairment for any vessel exist for the year ended December 31, 2017. Based on the analysis performed, it was determined that the carrying value of the Company’s fleet was higher than the independent third-party valuations of the Company’s fleet. Therefore, it was determined that indicators exist for potential long-lived assets impairment for the year ended December 31, 2017. In accordance with ASC 360-10 and based on the indicator analysis mentioned above, the Company prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2017. Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to operate its older vessels, it was determined that there was no impairment loss in 2017.

It was determined that there were no impairment for long-lived assets for the years ended December 31, 2016 and December 31, 2015.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, amortization was $5.7 million, $7.2 million and $5.1 million, respectively. Accumulated amortization as of December 31, 2017 and 2016 was $5.1 million and $13.9 million (net of $1.0 million write-off to assets held for sale related to the Gener8 Ulysses), respectively.

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

INTEREST RATE RISK MANAGEMENT—We are exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a LIBOR-based variable rate corresponding to the floating interest rate on the Company’s credit facilities, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging, and the Company has established effectiveness testing and measurement processes. In September 2017 the Company adopted Accounting Standards Update ("ASU") 2017-12 which amends ASC 815, and updated the cash flow designation to hedge the contractual LIBOR interest rate risk. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and, effective after adoption, all gains/losses are captured in a component of accumulated other comprehensive income (“AOCI”) until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See Note 8, Financial Instruments and Note 19, RECENT ACCOUNTING PRONOUNCEMENTS,  to the consolidated financial statements in Item 8 for more information.

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

Pursuant our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at December 31, 2017. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at December 31, 2017. The most recent compliance testing date was March 1, 2018 under such facilities for the three months ended December 31, 2017. The amount by which the carrying value at December 31, 2017 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $3.1 million to $34.4 million per vessel, with an average of $20.9 million.

		Year
Vessels	Year Built	Acquired	Carrying Value
			(in thousands)
Gener8 Defiance	2002	2004	15,291
Genmar Compatriot	2004	2008	15,473
Gener8 Companion	2004	2008	14,782
Gener8 Harriet G	2006	2006	32,856
Gener8 Kara G	2007	2007	35,796
Gener8 George T	2007	2007	36,138
Gener8 Hercules	2007	2010	52,282
Gener8 Atlas	2007	2010	52,637
Gener8 St. Nikolas	2008	2008	37,232
Gener8 Maniate	2010	2010	44,175
Gener8 Spartiate	2011	2011	48,087
Gener8 Neptune	2015	2015	101,256
Gener8 Athena	2015	2015	102,064
Gener8 Strength	2015	2015	99,932
Gener8 Apollo	2016	2016	103,087
Gener8 Ares	2016	2016	103,286
Gener8 Hera	2016	2016	103,761
Gener8 Supreme	2016	2016	100,844
Gener8 Success	2016	2016	96,114
Gener8 Constantine	2016	2016	107,897
Gener8 Nautilus	2016	2016	99,196
Gener8 Andriotis	2016	2016	96,853
Gener8 Chiotis	2016	2016	98,376
Gener8 Macedon	2016	2016	101,466
Gener8 Perseus	2016	2016	107,434
Gener8 Oceanus	2016	2016	109,335
Gener8 Miltiades	2016	2016	100,268
Gener8 Ethos	2017	2017	104,789
Gener8 Nestor	2017	2017	91,439
Gener8 Hector	2017	2017	98,945

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

("ASU 2017-12").  ASU 2017-12 is intended to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. In September 2017 the Company adopted ASU 2017-12 which amends ASC 815 and hedge accounting. At adoption, the Company utilized the modified retrospective transition method. Under the new guidance, effectiveness is no longer measured and all changes in the fair market value of derivatives are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for effective hedge relationships. The Company has elected to continue testing effectiveness quantitatively using regression analysis. All changes in fair market value of qualifying cash flow derivatives are recognized in Other Comprehensive Income and are released from Accumulated Other Comprehensive Income (Loss) in the same period and in the same line item that the underlying hedged item is recorded.

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

Upon adoption, the Company will recognize the cumulative effect as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. While the Company is still evaluating the impact of the adoption, the timing of revenue recognition will primarily affect spot charters revenues.  Under ASU 2014-09, revenue will be recognized based on load-to-discharge basis as compared to the currently used discharge-to-discharge basis. During the year ended December 31, 2017 spot charter revenues represent 4.8% of the Company’s total voyage revenues with only three of the Company’s 30 vessels are operating on spot charters. Therefore, we do not expect that the adoption of ASU 2014-09 to have a material impact on total voyage revenues on the consolidated statement of operations. The Company is currently evaluating the effect of the adjustment of any expenses and the additional presentation and disclosure requirements of ASU 2014-09 on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on the Company’s statements of consolidated cash flows. As of December 31, 2017, 2016 and 2015, the Company had an outstanding letter of credit of $1.4 million, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of December 31, 2017, 2016 and 2015. The Company does not anticipate any material effect from adopting this standard on its consolidated financial statements and related disclosures.

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

Related Party Transactions

Below is a description of related party transactions during the years ended December 31, 2017, 2016 and 2015. See Note 16, Related party transactions, to the consolidated financial statements in Item 8 for more information regarding these transactions.

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

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly‑owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement, which we refer to as the “Note and Guarantee Agreement,” with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125.0 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” See “—Liquidity and Capital Resources—Debt Financings—Senior Notes” for more information about the senior notes. One member of the Board is associated with or an employee of BlueMountain. In addition, based on information filed publicly with the SEC, BlueMountain owns greater than 5% of our outstanding common stock as of March 9, 2018.

As of December 31, 2017, the outstanding principal balance of the senior notes was $131.6 million, and the unamortized discount on the senior notes was $3.8 million, which we amortize as additional interest expense until March 28, 2020.

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

At the closing of the 2015 merger, we deposited into an account maintained by the 2015 merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 merger agreement to receive our shares as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2016, $3.0 thousand of cash remained in the trust account, and we could be required to deposit into the 2015 merger exchange and paying agent account additional shares pursuant to the 2015 merger agreement having a value of this amount based on a share price of $14.348 per share. As of December 31, 2017, no cash remained in the trust account and the account has been terminated.

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

Letter Agreement with BlueMountain Capital Management LLC. On December 20, 2017, in connection with its entry into the Merger Agreement, the Company and certain affiliates of, and the BlueMountain Holders entered into a Prepayment Letter Agreement, regarding the Note and Guarantee Agreement and the senior notes.

The Prepayment Letter Agreement provides that (i) the prepayment premium that would otherwise be payable upon a prepayment of the principal amount of the senior notes prior to May 13, 2019, will be reduced to an agreed premium equal to 1.00% of the outstanding principal amount of the senior notes prepaid to the BlueMountain Holders at such time, and (ii) the Company will prepay the entire principal amount of the senior notes, along with all accrued interest and any other amounts owing in respect of the senior notes (including the 1.0% prepayment premium) contemporaneously with the consummation of the Merger. The Prepayment Letter Agreement also provides for a shorter notice period for the delivery of a prepayment notice by the Company to the BlueMountain Holders prior to the prepayment of the senior notes, and for a “per diem” mechanism to calculate the additional required interest in the event that prepayment of the senior notes is effected after the anticipated prepayment date.

Related Party Transactions of Navig8 Crude Tankers, Inc.

Navig8 Group consists of Navig8 Limited and all of its subsidiaries including, without limitation, Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels, Inc. Nicolas Busch, a member of our Board, is a director and minority beneficial owner of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 9, 2018. In connection with the 2015 merger, we acquired Navig8 Crude, which at the time of the merger was an affiliate of Navig8 Limited and was a party to 14 VLCC shipbuilding contracts.

During the year ended December 31, 2015, we transitioned the majority of our vessels to the Navig8 commercial crude tanker pools. As of December 31, 2017, we employed all of our VLCC and Suezmax vessels in Navig8 Group commercial crude tanker pools, including the VL8 Pool and the Suez8 Pool. Our VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method, as more fully described below. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.”

VL8 Pool Agreements. Pursuant to pool agreements our VLCC vessel owning subsidiaries have entered into with VL8 Pool Inc., a subsidiary of Navig8 Limited and the pool operator of the VL8 Pool, VL8 Pool Inc. divides the revenue of vessels operating in the VL8 Pool between all the pool participants. These pool agreements were originally entered into by the 14 newbuilding‑owning subsidiaries we acquired in the 2015 merger. Since then, each of our vessel owning subsidiaries have entered into a pool agreement with VL8 Pool Inc. Revenues are shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The VL8 Pool’s legal entity is VL8 Pool Inc. Commercial management for the VL8 Pool is carried out by VL8 Management Inc. In its role as the VL8 Pool pool operator, VL8 Pool Inc. acts as the time charterer of the vessels in the VL8 Pool and enters these vessels into employment contracts such as voyage charters. VL8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow VL8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, VL8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between VL8 Pool Inc. and our VLCC vessel owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) VL8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) VL8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) VL8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; (e) VL8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire; and (f) after

10 days off hire the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the VL8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of VL8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving ninety (90) days’ notice in writing to the other (plus or minus 30 days at the option of VL8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of VL8 Pool Inc. if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. VL8 Pool Inc. incurs a commercial management fee equal to 1.25% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

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

These pool agreements contain provisions that may adversely affect or restrict our business, including the following: (a) if V8 Pool Inc. suffers a loss in connection with the pool agreements, it may set off the amount of such loss against the distributions that were to be made to the relevant vessel‑owning subsidiary or any working capital repayable pursuant to the agreement; (b) we would be required to provide working capital of $0.7 million to V8 Pool Inc. upon delivery of the vessel into the pool, which is repayable on the vessel leaving the pool, as well as fund cash calls to be paid within 10 days of recommendation by the Pool Committee (consisting of representatives from V8 Pool Inc. and each pool participant); (c) each pool vessel is obligated to remain on hire for 90 days after seizure by pirates but will thereafter be off hire until again available to V8 Pool Inc.; and (d) V8 Pool Inc. has the right to terminate the vessel’s participation in the pool under a wide range of circumstances, including but not limited to (i) the pool vessel is off hire for more than 30 days in a six month period, (ii) the pool vessel is, in the reasonable opinion of V8 Pool Inc., untradeable to a significant proportion of oil majors for any reason, (iii) insolvency of the relevant vessel‑owning subsidiary, (iv) the relevant vessel‑owning subsidiary is in breach of the agreement and V8 Pool Inc., in its reasonable opinion, considers the breach to warrant a cancellation of the agreement or (v) if any relevant vessel‑owning subsidiary or an affiliate becomes a sanctioned person. We do not currently have any Aframax vessels in the V8 Pool.

Navig8 Supervision Agreements. Gener8 Subsidiary entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement agreed to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. In accordance with the supervision agreements, Gener8 Subsidiary agreed to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel for each 2015 acquired VLCC newbuilding. The agreements do not contain the ability to terminate early and, as such, the agreements are effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $0.3 million per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents.

Corporate Administration Agreement. Gener8 Subsidiary is party to a corporate administration agreement with Navig8 Asia, whereby Navig8 Asia agreed to provide certain administrative services for Gener8 Subsidiary. In accordance with the corporate administration agreement, Gener8 Subsidiary agreed to pay Navig8 Asia a fee of $250 per vessel or newbuilding owned by Gener8 Subsidiary per day. The corporate administration agreement terminated when all 14 vessels relating to the 2015 acquired VLCC newbuildings were disposed of by Gener8 Subsidiary.

Technical Management Agreements. Pursuant to technical management agreements by and between Navig8 Shipmanagement and Gener8 Subsidiary's 14 newbuilding-owning subsidiaries, Navig8 Shipmanagement has agreed to provide technical management services for these vessels, once delivered, including but not limited to arranging for and managing crews, vessel maintenance, provision of supplies, spares, victuals and lubricating oils, dry-docking, repairs, insurance, maintaining regulatory and classification society compliance, and providing technical support. In accordance with the technical management agreements, Gener8 Subsidiary's vessel-owning subsidiaries will pay Navig8 Shipmanagement an annual fee of $0.2 million (payable at a daily rate of $500.00 per day), per vessel. The technical management agreements are generally consistent with industry standard and include a liability cap for Navig8 Shipmanagement of ten times the annual management fee. However, for the 2015 acquired VLCC newbuildings that have been delivered to us, we have agreed with Navig8 Shipmanagement that the technical managements agreements with Navig8 Shipmanagement shall have no effect.

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

Other Related Party Transactions

During the years ended December 31, 2017, 2016 and 2015, the Company incurred office expenses totaling approximately $9 thousand, $7 thousand and $7 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of December 31, 2017 and 2016, a balance due from Mr. Georgiopoulos of approximately $7 thousand and $4 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $0.1 million, during each of the years ended December 31, 2016 and 2015,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. During such periods, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of December 31, 2017 and 2016, no balance remains outstanding. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and as a director of Genco.

During the years ended December 31, 2017, 2016 and 2015, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels and the Company provided office space to Aegean.  During the years ended December 31, 2017, 2016 and 2015, bunkers and lubricating oils supplied by Aegean totaled $2.9 million, $5.2 million and $8.2 million, respectively.  As of December 31, 2017 and 2016, a balance of $0.2 million and $1.0 million, respectively, remains outstanding. Rent and other expenses incurred by Aegean in its New York office totaled $0.2 million in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, no balance remains outstanding. Mr. Georgiopoulos was previously the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, was previously on Aegean’s board of directors. On June 19, 2017, Mr. Georgiopoulos resigned as chairman of Aegean’s board of directors and Mr. Tavlarios resigned as a director of Aegean.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $79 thousand, $72 thousand and $60 thousand during the years ended December 31, 2017, 2016 and 2015, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. Balances of $2 thousand and $0.1 thousand were outstanding as of December 31, 2017 and 2016, respectively.

Amounts due from the related parties described above as of December 31, 2017 and 2016 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2017 and 2016 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. At December 31, 2017 and 2016, we had $1.2 billion and $1.4 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%.

We have entered into six interest rate swap transactions that effectively fix the interest rates on an aggregate amount of approximately $1.0 billion as of December 31, 2017, of our outstanding variable rate debt to fixed rates ranging from 3.34 % to 5.41%. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $139.0 million of our outstanding floating rate indebtedness as of December 31, 2017 that is not hedged by approximately $1.4 million for the year ended December 31, 2017.

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

During the year ended December 31, 2017, fuel costs amounted to approximately 75.3% of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.7 million for the year ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENER8 MARITIME, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements for the Years Ended December 31, 2017, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Gener8 Maritime, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gener8 Maritime, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2018

We have served as the Company's auditor since 2001.

Item 8. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200,501	$94,681
Due from charterers, net	2,758	2,048
Due from Navig8 pools, net	26,253	60,750
Assets held for sale	—	30,195
Derivative financial instruments - current	70	—
Prepaid expenses and other current assets	23,884	27,611
Total current assets	253,466	215,285
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $221,646 and $197,521, respectively	2,311,093	2,523,710
Vessels under construction	—	177,133
Other fixed assets, net	1,141	4,430
Deferred drydock costs, net	15,981	12,714
Working capital at Navig8 pools	26,100	33,100
Restricted cash	1,468	1,457
Derivative financial instruments - non-current	6,020	19,585
Other noncurrent assets	2,948	5,255
Total noncurrent assets	2,364,751	2,777,384
TOTAL ASSETS	$2,618,217	$2,992,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,817	$33,991
Long-term debt, current portion	120,336	181,023
Derivative financial instruments - current	852	1,552
Total current liabilities	151,005	216,566
NONCURRENT LIABILITIES:
Long-term debt	1,241,490	1,400,928
Less unamortized discount and debt financing costs	(49,779)	(63,146)
Long-term debt less unamortized discount and debt financing costs	1,191,711	1,337,782
Other noncurrent liabilities	1,175	910
Total noncurrent liabilities	1,192,886	1,338,692
TOTAL LIABILITIES	1,343,891	1,555,258
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 83,267,426 shares at December 31, 2017 and 82,960,194 shares at December 31, 2016	833	830
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2017 and December 31, 2016	—	—
Paid-in capital	1,519,564	1,515,362
Accumulated deficit	(264,656)	(96,115)
Accumulated other comprehensive income	18,585	17,334
Total shareholders’ equity	1,274,326	1,437,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,618,217	$2,992,669

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years
	Ended December 31,
	2017	2016	2015
VOYAGE REVENUES:
Navig8 pool revenues	$292,975	$368,889	$149,642
Time charter revenues	—	9,278	28,707
Spot charter revenues	14,844	26,455	251,584
Total voyage revenues	307,819	404,622	429,933

OPERATING EXPENSES:
Voyage expenses	9,446	12,490	95,306
Direct vessel operating expenses	107,395	107,308	85,521
Navig8 charterhire expenses	6	3,059	11,324
General and administrative expenses	33,831	27,844	36,379
Depreciation and amortization	103,951	87,191	47,572
Goodwill impairment	—	23,297	—
Loss on impairment of vessels held for sale	—	—	520
Goodwill write-off for sales of vessels	—	2,994	—
Loss on disposal of vessels, net	139,836	24,169	805
Closing of Portugal office	—	—	507

Total operating expenses	394,465	288,352	277,934

OPERATING (LOSS) / INCOME	(86,646)	116,270	151,999

OTHER EXPENSES:
Interest expense, net	(82,764)	(49,627)	(15,982)
Other financing costs	(59)	(7)	(6,044)
Other income (expense), net	928	670	(404)
Total other expenses	(81,895)	(48,964)	(22,430)
NET (LOSS) / INCOME	$(168,541)	$67,306	$129,569

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(2.03)	$0.81	$2.06
Diluted	$(2.03)	$0.81	$2.05

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2017	2016	2015

Net (loss) / income	$(168,541)	$67,306	$129,569
Other comprehensive (loss) income:
Amount recognized in other comprehensive (loss) income on derivative	(152)	14,642	—
Amount reclassified from AOCI to net (loss) / income on derivative	1,403	2,692	—
Foreign subsidiaries liquidation	—	(730)	—
Foreign currency translation adjustments	—	63	338
Comprehensive (loss) income	$(167,290)	$83,973	$129,907

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(DOLLARS IN THOUSANDS)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity

Balance as of January 1, 2015	$333	$809,477	$(292,990)	$329	$517,149
Net income	—	—	129,569	—	129,569
Foreign currency translation adjustments	—	—	—	338	338
Issuance of 31,465,989 shares of common stock to acquire 2015 Acquired VLCC Newbuildings	314	464,282	—	—	464,596
Issuance of 483,970 shares of common stock for share purchase commitment	5	6,035	—	—	6,040
Issuance of 15,000,000 shares of common stock for initial public offering, net of fees	150	189,657	—	—	189,807
Issuance of 574,546 shares of common stock for vested 2015 restricted stock units	6	(6)	—	—	—
Issuance of 1,882,223 shares of common stock for exercise of over-allotment option	19	24,619	—	—	24,638
Stock based compensation	—	12,243	—	—	12,243
Issuance of 2015 warrants	—	3,381	—	—	3,381
Balance as of December 31, 2015	827	1,509,688	(163,421)	667	1,347,761
Net income	—	—	67,306	—	67,306
Issuance of common stock	—	26	—	—	26
Issuance of 278,483 shares of common stock for vested 2016 restricted stock units	3	(3)	—	—	—
Amount recognized in other comprehensive income / (loss) on derivative	—	—	—	14,642	14,642
Amount recognized in net income / (loss) on derivative	—	—	—	2,692	2,692
Gain on liquidation of foreign subsidiaries included in net income	—	—	—	(730)	(730)
Foreign currency translation adjustments	—	—	—	63	63
Stock-based compensation	—	5,651	—	—	5,651
Balance as of December 31, 2016	830	1,515,362	(96,115)	17,334	1,437,411
Net loss	—	—	(168,541)	—	(168,541)
Issuance of 278,480 shares of common stock for vested 2017 restricted stock units	3	(3)	—	—	—
Amount recognized in other comprehensive (loss) income on derivative	—	—	—	(152)	(152)
Amount reclassified from AOCI to net (loss) / income on derivative	—	—	—	1,403	1,403
Stock-based compensation	—	4,205	—	—	4,205
Balance as of December 31, 2017	$833	$1,519,564	$(264,656)	$18,585	$1,274,326

See notes to consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(DOLLARS IN THOUSANDS)

	For the Years
	Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(168,541)	$67,306	$129,569
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Loss on disposal of vessels, net	139,836	24,169	805
Goodwill impairment	—	23,297	—
Goodwill write-off for sales of vessels	—	2,994	—
Loss on impairment of vessels held for sale	—	—	520
Payment-in-kind interest expense	19,735	17,776	5,220
Depreciation and amortization	103,951	87,191	47,572
Amortization of fair value of related-party chartered-in vessel	—	427	2,610
Amortization of deferred financing costs and senior notes	15,311	11,792	3,294
Loss on litigation	400	—	6,040
Net unrealized loss (gain) on derivative financial instrument	14,046	(699)	—
Stock-based compensation expense	4,205	5,651	12,243
Provision for bad debts	1,013	(3,814)	3,764
Changes in assets and liabilities:
(Increase) decrease in due from charterers	(177)	15,377	32,633
Decrease (increase) in due from Navig8 pools	34,497	(22,664)	(36,209)
Decrease in prepaid expenses and other current and noncurrent assets	2,998	53,094	18,880
Decrease (increase) in working capital at Navig8 pools	7,000	(7,100)	(26,000)
Decrease in accounts payable and other current and noncurrent liabilities	(2,304)	(5,779)	(35,731)
Deferred drydock costs incurred	(17,434)	(10,086)	(9,321)
Net cash provided by operating activities	154,536	258,932	155,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	(127,293)	(963,675)	(389,958)
Payment of professional fees for 2015 merger	—	—	(10,295)
Payment of capitalized interest	(1,892)	(16,881)	(20,016)
Proceeds from sale of vessels, net	331,661	86,897	—
Cash at Navig8 Crude upon merger	—	—	28,876
Deposit of cash merger consideration	—	—	(1,187)
Restricted cash	—	—	(765)
Purchase of vessel improvements and other fixed assets	(9,388)	(9,300)	(5,513)
Net cash provided by (used in) investing activities	193,088	(902,959)	(398,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	148,131	794,175	829,892
Repayments of credit facilities	(387,991)	(187,054)	(746,747)
Proceeds from issuance of common stock	—	26	236,351
Payment of underwriters' commission	—	—	(15,363)
Payment of common stock issuance costs	—	—	(6,543)
Deferred financing costs paid	(1,944)	(25,974)	(44,727)
Net cash (used in) provided by financing activities	(241,804)	581,173	252,863
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	338
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,820	(62,854)	10,232
CASH AND CASH EQUIVALENTS, beginning of period	94,681	157,535	147,303
CASH AND CASH EQUIVALENTS, end of period	$200,501	$94,681	$157,535
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$49,504	$30,418	$9,240

See notes to consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the Laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company,” “We” or “Our”) provides international transportation services of seaborne crude oil and petroleum products. At December 31, 2017, the Company’s owned fleet consisted of 30 tankers, consisting of 21 Very Large Crude Carriers (“VLCCs”), six Suezmax tankers, one Aframax tankers and two Panamax tankers. The Company operates its business in one reportable segment, which is the transportation of international seaborne crude oil and petroleum products.

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

The Company employs all of its VLCC and Suezmax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool and the Suez8 Pool, respectively. In 2015, the Company’s VLCC, Suezmax and Aframax owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited. BASIS OF PRESENTATION—The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (“USD” or “$”) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying financial statements, which conform to Generally Accepted Accounting Principles (“GAAP”) in the United States of America, is presented below.

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

REVENUE AND EXPENSE RECOGNITION—Revenue and expense recognition policies for spot market voyage charters, time charters and pool revenues are as follows:

SPOT MARKET VOYAGE CHARTERS.  Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred. At December 31, 2017 and December 31, 2016, the Company has a reserve of approximately $1.4 million and $1.9 million, respectively, against its due from charterers balance associated with voyage revenues, including freight and demurrage revenues.

TIME CHARTERS.  Revenue from time charters is recognized on a straight‑line basis over the term of the respective time charter agreement. Direct vessel operating expenses are recognized when incurred. Time charter agreements require, among others, that the vessels meet specified speed and bunker consumption standards. The Company believes that there may be unasserted claims relating to its time charters of $0 and $0.4 million as of December 31, 2017 and December 31, 2016, respectively, for which the Company has reduced its amounts due from charterers to the extent that there are amounts due from charterers with asserted or unasserted claims or as an accrued expense to the extent the claims exceed amounts due from such charterers.

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

VESSELS, NET—Vessels, net is stated at cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less accumulated depreciation. Vessels are depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value pursuant to fresh-start reporting when applicable, less the estimated residual scrap value. The Company estimates residual value of its vessels to be $325/LWT (light weight ton). Depreciation expense of vessel assets for the years ended December 31, 2017, 2016 and 2015 totaled $97.6 million, $79.1 million and $41.6 million, respectively. Undepreciated cost of any asset component being replaced is written off as a component of Loss on disposal of vessels, net on the consolidated financial statements. Expenditures for routine maintenance and repairs are expensed as incurred. Vessel equipment is depreciated over the shorter of 5 years or the remaining life of the vessel.

VESSELS UNDER CONSTRUCTION— Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use). During the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest expense associated with vessels under construction of $3.2 million, $27.6 million and $35.2 million, respectively.

OTHER FIXED ASSETS, NET— Other fixed assets, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

DESCRIPTION	USEFUL LIVES
Furniture and fixtures	10 years
Vessel and computer equipment	5 years

REPLACEMENTS, RENEWALS AND BETTERMENTS— The Company capitalizes and depreciates the costs of significant replacements, renewals and betterments to its vessels over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment. The amount capitalized is based on management’s judgment as to expenditures that extend a vessel’s useful life or increase the operational efficiency of a vessel. Costs that are not capitalized are written off as a component of direct vessel operating expense during the period incurred on the consolidated financial statements. Expenditures for routine maintenance and repairs are expensed as incurred.

IMPAIRMENT OF LONG‑LIVED ASSETS—The Company follows FASB ASC 360‑10, Accounting for the Impairment or Disposal of Long‑Lived Assets (“ASC 360-10”), which requires impairment losses to be recorded on long‑lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the future benefits of long‑lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long‑lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis. Various factors, including the use of trailing 10‑year industry average for each vessel class to forecast future charter rates and vessel operating costs, are included in this analysis.

As of December 31, 2017, and in accordance with ASC 360-10, the Company obtained third-party independent valuations to compare to the Company’s carrying value for its long-lived assets and determine if indicators of impairment for any vessel exist for the year ended December 31, 2017. Based on the analysis performed, it was determined that the carrying value of the Company’s fleet was higher than the independent third-party valuations of the Company’s fleet. Therefore, it was determined that indicators exist for potential long-lived assets impairment for the year ended December 31, 2017. In accordance with ASC 360-10 and based on the indicator analysis mentioned above, the Company prepared an analysis which estimated the future undiscounted cash flows for each vessel at December 31, 2017. Based on this analysis, which included consideration of the Company’s long-term intentions relative to its vessels, including its assessment of whether the Company would drydock and continue to operate its older vessels, it was determined that there was no impairment loss in 2017.

It was determined that there were no impairment loss for long-lived assets for the years ended December 31, 2016 and December 31, 2015.

DEFERRED DRYDOCK COSTS, NET—Approximately every thirty to sixty months, the Company’s vessels are required to be dry‑docked for major repairs and maintenance, which cannot be performed while the vessels are operating. The Company defers costs associated with the drydocks as they occur and amortizes these costs on a straight‑line basis over the estimated period between drydocks. Amortization of drydock costs is included in depreciation and amortization in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, amortization was $5.7 million, $7.2 million and $5.1 million, respectively. Accumulated amortization as of December 31, 2017 and 2016 was $5.1 million and $13.9 million (net of $1.0 million write-off to assets held for sale related to the Gener8 Ulysses), respectively.

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

DEBT FINANCING COSTS, NET—Debt financing costs include bank fees and legal expenses associated with securing new loan facilities. These costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense, net on the consolidated financial statements. Amortization for the years ended December 31, 2017, 2016, and 2015 was $14.9 million, $11.3 million and $3.3 million, respectively.

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

STOCK-BASED COMPENSATION

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

INTEREST RATE RISK MANAGEMENT— The Company is exposed to interest rate risk through its variable rate credit facilities. The Company uses interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a LIBOR-based variable rate corresponding to the floating interest rate on the Company’s credit facilities, to achieve a fixed rate of interest on the hedged portion of its debt in order to increase the ability of the Company to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate LIBOR credit facility. Upon execution of the swaps, the Company designated the hedges as cash flow hedges of benchmark interest rate risk under FASB ASC 815, Derivatives and Hedging (“ASC 815”), and the Company has established effectiveness testing and measurement processes. In September 2017 the Company adopted Accounting Standards Update ("ASU") 2017-12 (“ASU 2017-12”) which amends ASC 815, and updated the cash flow designation to hedge the contractual LIBOR interest rate risk. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities and, effective after adoption, all gains/losses are captured in a component of accumulated other comprehensive income (“AOCI”) until reclassified to interest expense, net on the consolidated financial statements when the hedged variable rate interest expenses are incurred. The Company elected to classify settlement payments as operating activities within the statement of cash flow. See Note 8, Financial Instruments and Note 19, RECENT ACCOUNTING PRONOUNCEMENTS, for recent accounting adoption and additional disclosures on the Company’s interest rate swaps.

(LOSS) / INCOME PER COMMON SHARE— Basic (loss) / income per share is computed by dividing net (loss) / income by the weighted-average number of common shares outstanding during the period. Diluted net (loss) / income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS—With the exception of the Company’s Senior Notes, the estimated fair values of the Company’s financial instruments approximate their individual carrying amounts as of December 31, 2017 and 2016 due to the short-term or variable-rate nature of the respective borrowings.

CONCENTRATION OF CREDIT RISK—Financial instruments that potentially subject the Company to concentrations of credit risk are amounts due from charterers. At December 31, 2017, the majority of the Company’s vessels are in the Navig8 Group commercial vessel pools (for further details, see Note 16, related party transactions). As a result, a significant portion of the Company’s shipping revenue were derived from these pools during this period. With respect to accounts receivable from spot voyage charters, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. During the years ended December 31, 2017, 2016 and 2015, the Company earned approximately 95.2%, 91.2% and 34.8%, respectively from Navig8 Group pools.

The Company maintains substantially all of its cash and cash equivalents with one financial institution. None of the Company’s cash balances are covered by insurance in the event of default by our financial institution.

FOREIGN CURRENCY TRANSACTIONS—Gains and losses on transactions denominated in foreign currencies are recorded within the consolidated statements of operations as components of other income (expense), net in the consolidated statements of operations.

TAXES— The Company is incorporated in the Republic of the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. Additionally, pursuant to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the Company is exempt from U.S. income tax on its income attributable to voyages that do not begin or end in the U.S. and has been so exempt since 2015, as a result of the Company’s IPO. The Company is generally not subject to state and local income taxation. The Company believes that, based on the ownership of its common shares in 2017, the Company is eligible for exemption from U.S. federal income taxation on its U.S. source shipping income for the 2017 taxable year pursuant to Internal Revenue Code Section 883 (“Section 883”), because the Company satisfies both requirements for exemption. First, the Company was organized in a “qualified foreign country” for purposes of Section 883 because it is organized in the Marshall Islands. Second, the Company’s stock is “primarily and regularly traded on an established securities market.” The Company’s sole class of stock has been listed on the New York Stock Exchange, which qualifies as an established securities market for purposes of Section 883, since June 30, 2015. The Company’s stock is deemed to be “regularly traded” for purposes of this test because its stock is traded on an established securities market in the U.S. and the stock is regularly quoted by dealers making a market in such stock. Furthermore, the Company should not be subject to a regulatory override of the listing and trading criteria, based on the Company’s analysis of the ownership of its common shares, because 5% shareholders of the Company did not own more than 50% of the Company’s common shares for more than half the days in the 2017 taxable year. Pursuant to various tax treaties, the Company’s shipping operations are not subject to foreign income taxes.

2. MERGER AGREEMENT

On December 20, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Euronav NV (“Euronav”) and Euronav MI Inc., a corporation organized under the laws of the Republic of the Marshall Islands and a wholly-owned subsidiary of Euronav (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Gener8, with Gener8 continuing its corporate existence as the surviving corporation and as a wholly-owned subsidiary of Euronav (which transactions we refer to as the “Merger”).

At the effective time of the Merger, each common share, par value $0.01 per share, of Gener8 (the “Gener8 common shares”), issued and outstanding immediately prior to such time (other than certain Gener8 common shares that will be canceled as set forth in the Merger Agreement), will be canceled and automatically converted into the right to receive 0.7272 of an ordinary share, no par value per share, of Euronav (the Euronav ordinary shares to be issued pursuant to the Merger, the “Merger Consideration”) in the manner described in the Merger Agreement.

Any Gener8 common shares held by Gener8, Euronav, Merger Sub, or their respective subsidiaries will be canceled and no consideration will be delivered for those canceled shares.

3. GOODWILL

	Goodwill	Accumulated impairment losses	Net
Amounts in thousands

Balance as of December 31, 2015	$117,416	$(91,125)	$26,291
Write-off related to sale of vessels	(2,994)	—	(2,994)
Impairment loss	—	(23,297)	(23,297)
Balance as of December 31, 2016	$114,422	$(114,422)	$—

In January 2017, the FASB issued ASU 2017-04 Simplifying Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to determine the implied value of goodwill in measuring an impairment loss. As of December 31, 2016, the Company had no goodwill amount recorded on its consolidated balance sheet.

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

FASB ASC 350-20-35 provides guidance for impairment testing of goodwill, which is not amortized. Other than goodwill, the Company does not have any other intangible assets that are not amortized. During the year ended December 31, 2016, goodwill was tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting units. The first step was a screen for potential impairment and the second step measured the amount of impairment, if any. The first step involves a comparison of the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeded its carrying value, goodwill of the reporting unit was considered unimpaired.

Conversely, if the carrying amount of the reporting unit exceeds its estimated fair value, the second step was performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing assets and liabilities in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit was the implied fair value of goodwill. If the implied fair value of goodwill was less than the carrying amount, an impairment loss, equivalent to the difference, was to be recorded as a reduction of goodwill and a charge to operating expense.

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

4. (LOSS) / INCOME PER COMMON SHARE

The computation of basic (loss) / income per share is based on the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the exercise of warrants, all dilutive stock options using the treasury stock method and the lapsing of restrictions on unvested restricted stock awards, for which the assumed proceeds upon lapsing the restrictions are deemed to be the amount of compensation cost attributable to future services and not yet recognized using the treasury stock method, to the extent dilutive.

The reconciliation of basic to diluted (loss) / income per common share was as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2017	2016	2015
Basic net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(168,541)	$67,306	$129,569
Denominator:
Weighted-average shares outstanding, basic	83,003	82,705	62,779

Basic net (loss) / income per share	$(2.03)	$0.81	$2.06

Diluted net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(168,541)	$67,306	$129,569
Denominator:
Weighted-average shares outstanding, basic	83,003	82,705	62,779
Add:
Restricted stock units	—	—	334
Stock options	—	—	—
Weighted-average shares outstanding, diluted	83,003	82,705	63,113

Diluted net (loss) / income per share:	$(2.03)	$0.81	$2.05

Options to purchase 343,662 shares of common stock, which were granted under the 2012 Equity Incentive Plan, were surrendered and cancelled on June 24, 2015. They were therefore excluded from the above calculation for the years ended December 31, 2017, 2016 and 2015, because the impact is anti-dilutive and the options have expired. Options to purchase 309,296 shares of common stock, which expired on May 7, 2017, were excluded from the above calculation for the years ended December 31, 2017, 2016 and 2015, because the impact is anti-dilutive and the options have expired. Warrants to purchase 1,431,520 shares (1,600,000 warrants converted at 0.8947 shares) of common stock and options to purchase 13,420 shares of common stock, which expired on July 8, 2017, were also excluded from the above calculation for the years ended December 31, 2017, 2016 and 2015, because certain market conditions were not met or expired.

Additionally, on June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The final remaining RSUs will vest on December 1, 2018, or, if earlier, the consummation of the Merger, subject to employment with the Company through the applicable vesting date. On December 5, 2017, the Company issued 278,480 shares in settlement of RSUs that had vested on December 1, 2017. As of December 31, 2017, 44,919 RSUs were forfeited and 317,757 shares are remaining to be issued in 2018, following the vesting date for the final increment.

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs, which were valued at $6.26 per share. On May 16, 2017, the RSUs vested and the Company issued 28,752 shares in settlement of the RSUs.

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,856 RSUs. The RSUs, which were valued at $5.35 per share, will generally vest on the earliest of (a) the date of the Company’s next annual meeting of shareholders, (b) the date that is 30 days following the first anniversary of the grant date and (c) the consummation of the Merger, subject to the director’s continued service with the Company through the applicable vesting date.

The RSUs granted in June 2015, September 2016 and September 2017 were excluded in determining the diluted net (loss) / income per share for the years ended December 31, 2017 and 2016, because the impact is anti-dilutive.

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options, pursuant to the Company’s amended 2012 Equity Incentive Plan. Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options granted were excluded in determining the diluted net (loss) / income per share for the year ended December 31, 2017, because the impact is anti-dilutive. See Note 17, Stock Based Compensation, for more details.

5. ASSETS HELD FOR SALE

As of December 31, 2016, the Company classified the Gener8 Ulysses as Current assets - held for sale, in the consolidated balance sheet, as all the criteria of ASC subtopic 360-10, Property, Plant, and Equipment (“ASC 360-10”) were met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, to $30.2 million in the consolidated balance sheet. As a result of the expected sale in 2017, the Company recorded a loss of $6.9 million as Loss on disposal of vessels, net, in the 2016 consolidated statement of operations. The Gener8 Ulysses vessel was subsequently sold during the first quarter of 2017.

On December 30, 2015, the Company entered into an agreement to sell the 2004-built MR tanker the Gener8 Consul for $17.5 million, gross proceeds. The transaction closed in the first quarter of 2016, resulting in proceeds (net of selling expenses) of $17.0 million. As a result of the expected sale in 2016, the Company recorded a loss of $0.5 million as Loss on impairment of vessels held for sale, in the 2015 consolidated statement of operations.

6. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued but unpaid milestone and supervision payments of $0, $4.9 million and $106.0 million as of December 31, 2017, 2016 and 2015, respectively. Capitalized interest amounted to $3.2 million for the year ended December 31, 2017, out of which, $1.3 million has not been paid out as of December 31, 2017 ($0.1 million is included in Accounts payable and accrued expenses and $1.2 million, primarily representing paid-in-kind (“PIK”) interest, is included in Long‑term debt in the consolidated balance sheet). Capitalized interest amounted to $27.6 million for the year ended December 31, 2016, out of which, $10.7 million has not been paid out as of December 31, 2016 ($0.5 million is included in Accounts payable and accrued expenses and $10.2 million, primarily representing PIK interest, is included in Long‑term debt in the consolidated balance sheet). Capitalized interest amounted to $35.2 million for the year ended December 31, 2015.

7. DELIVERY AND DISPOSAL OF VESSELS

Delivery of Vessels

During the year ended December 31, 2017, the Company took delivery of the following 2017-built VLCC newbuildings. Upon delivery, all of these vessels entered into the VL8 Pool. The Company has made all shipyard installment payments, and there is no outstanding payable balance in respect of each vessel.

		Borrowings to
		Fund Vessel's
Vessel Name	Date of Delivery	Delivery (1)	Credit Facility
		(Dollars in thousands)
Gener8 Hector	January 6, 2017	$49,500	Korean Export Credit Facility
Gener8 Ethos	March 9, 2017	50,631	Korean Export Credit Facility
Gener8 Nestor	October 9, 2017	48,095	Korean Export Credit Facility

(1)	Amounts reflect the borrowings incurred under the Korean Export Credit Facility to fund the delivery of the indicated newbuilding. For more information see Note 13, LONG-TERM DEBT.

Disposal of Vessels

On October 25, 2017 the Company entered into an agreement for the sale of the 2010-built VLCC tanker the Gener8 Zeus for gross proceeds of $53.0 million. As a result of the sale, the Company recorded a loss of $15.5 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On November 7, 2017, the sale was finalized. The Company used the net proceeds to repay $34.3 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On October 18, 2017 the Company entered into an agreement for the sale of the 2000-built Suezmax tanker the Gener8 Argus for gross proceeds of $11.0 million. As a result of the sale, the Company recorded a loss of $8.1 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On October 30, 2017, the sale was finalized and the Company used the net proceeds to repay $7.7 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On October 4, 2017 the Company entered into an agreement for the sale of the 2002-built VLCC tanker the Gener8 Poseidon for gross proceeds of $21.5 million. As a result of the sale, the Company recorded a loss of $13.0 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On November 29, 2017, the sale was finalized and the Company used the net proceeds to repay $14.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On August 21, 2017 the Company entered into an agreement for the sale of the 2003-built Aframax tanker the Gener8 Pericles for gross proceeds of $11.0 million. As a result of the sale, the Company recorded a loss of $6.6 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On October 18, 2017, the sale was finalized and the Company used the net proceeds to repay $7.8 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 27, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Elektra for $10.0 million in gross proceeds. As a result of the sale, the Company recorded a loss of $5.9 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On August 15, 2017, the sale of the Gener8 Elektra was finalized. The Company used the net proceeds from the sale to repay $7.6 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On July 20, 2017 the Company entered into agreements for the disposition, demolition and scrapping of the 1999-built Suezmax tankers the Gener8 Phoenix and Gener8 Horn for gross proceeds of $7.8 million and $8.0 million, respectively. As a result of the disposition, the Company recorded a loss of $16.5 million ($8.5 million for Gener8 Phoenix and $8.0 million for Gener8 Horn) as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. The disposition of the Gener8 Phoenix and the Gener8 Horn was finalized on August 9, 2017 and August 1, 2017, respectively. The Company used the net proceeds along with available cash to repay $8.2 million and $7.6 million, for the Gener8 Horn and the Gener8 Phoenix, respectively, the related portion of the senior secured debt outstanding under the Refinancing Facility associated with these vessels.

On May 25, 2017, the Company entered into an agreement for the sale of the 2002-built Suezmax tanker Gener8 Orion for $13.0 million in gross proceeds. On June 13, 2017, the sale was finalized and the Company recorded a net loss of $10.0 million, as Loss on vessel disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. The Company used the net proceeds to repay $11.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On May 2, 2017, the Company entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Theseus for $81.0 million in gross proceeds. As a result of the sale, the Company recorded a loss of $31.9 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On August 7, 2017, the sale of the Gener8 Theseus was finalized. The Company used the net proceeds to repay $50.1 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On May 2, 2017, the Company entered into an agreement for the sale of the 2016-built VLCC tanker the Gener8 Noble for $81.0 million in gross proceeds. As a result of the sale, the Company recorded a loss of $25.4 million as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. On September 15, 2017, the sale of the Gener8 Noble was finalized. The Company used the net proceeds to repay $50.4 million of the related portion of the senior secured debt outstanding under the Korean Export Credit Facility associated with the vessel.

On April 3, 2017, the Company entered into an agreement for the sale of the 2002-built Aframax tanker Gener8 Daphne for $10.5 million in gross proceeds. On May 13, 2017, the sale was finalized and the Company recorded a net loss of $5.1 million, as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2017. The Company used the net proceeds to repay $8.1 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On January 25, 2017, the Company entered into an agreement for the sale of the 2003-built VLCC tanker Gener8 Ulysses for $30.5 million in gross proceeds. As of December 31, 2016, the Company classified the Gener8 Ulysses as held for sale on the consolidated balance sheet. The Company recorded a loss of $6.9 million, as Loss on disposal of vessels, net, on the consolidated statement of operations for the year ended December 31, 2016. On February 1, 2017, the sale was finalized and the Company used the net proceeds to repay $20.0 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

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

On December 30, 2015, the Company entered into an agreement to sell the 2004-built Handymax tanker Gener8 Consul for $17.5 million, gross proceeds. As of December 31, 2015, the Gener8 Consul was classified as held for sale. On February 17, 2016, the sale was completed. The Company recorded a loss of $0.5 million as loss on impairment of vessels held for sale in the consolidated statement of operations during the year ended December 31, 2015. The Company used the net proceeds to repay approximately $9.8 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

On December 20, 2017, Gener8 Neptune LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2015-built VLCC vessel known as the Gener8 Neptune to Euronav for a purchase price of $72.5 million (the “Neptune MoA”); Gener8 Athena LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2015-built VLCC vessel known as the Gener8 Athena to Euronav for a purchase price of $72.8 million (the “Athena MoA”); and Gener8 Hera LLC, a wholly-owned subsidiary of the Company, entered into a memorandum of agreement for the sale of a 2016-built VLCC vessel known as the Gener8 Hera to Euronav for a purchase price of $75.6 million (the “Hera MoA” and together with the Neptune MoA and Athena MoA, the “MoAs”). The rights and obligations of the parties under the MoAs for the sale and purchase of the vessels are conditioned on the Merger Agreement being terminated and each of the MoAs will be null and void in the event that the Merger is completed.

8. financial instruments

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap transactions having amortizing notional amounts to hedge a portion of the LIBOR floating rate interest expense on the Company’s credit facilities as discussed in Note 13, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a payment each monthly period in an amount equal to the fixed interest rate for such transaction multiplied by the relevant notional amount for that period in exchange for a payment from the respective swap counterparty in an amount equal to a variable rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. In December 2016, the Company modified the two interest rate swap transactions hedging the Refinancing Facility to align the payment dates under those interest rate swap transactions to the principal and interest repayment dates under the Refinancing Facility. The swaps were dedesignated and the revised swaps were simultaneously redesignated with no interruption in hedge accounting. In April 2017, the Company modified the swap agreements. All six of the swap agreements were monetized (the then-current fair market value of $18.2 million was received from the swap counterparties) and dedesignated. The effective portion of the gain on the swaps at dedesignation was deferred in Other Comprehensive (Loss) / Income (“OCI”) and the Company is recognizing the gain over the original hedge periods (September 2, 2020 for the swaps hedging the Refinancing Facility, February 20, 2029 for the swaps hedging the Korean Export Credit Facility and May 6, 2028 for the swap hedging the Sinosure Credit Facility). Simultaneously, the revised swaps were designated in a cash flow relationship with a fair market value at designation of zero, which included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. The applicable period, LIBOR rate and notional amounts for each interest rate swap transaction is identified in the table below.

Two of the swaps effectively fix the interest rate on approximately 54% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, three of the swaps effectively fix the interest rate on approximately 92% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and the remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility through March 21, 2022 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party replacement derivatives dealer prior to the relevant termination date for that interest rate swap. Otherwise, upon the termination of an interest rate swap transaction on the relevant termination date, the Company may elect to enter into a new swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date.

The Company’s objective in entering into the interest rate swap transactions is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company has elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps offsetting at least 80% and not more than 125% of the hedged interest expense) on both a prospective and retrospective basis. In September 2017 the Company early adopted ASU 2017-12 which amends ASC 815 and hedge accounting. Under the new guidance, effectiveness is no longer measured and all changes in the fair market value of derivatives are recorded in AOCI for effective hedge relationships. The Company has elected to continue testing effectiveness quantitatively using regression analysis. All derivatives outstanding as of the prior year-end were dedesignated in April, 2017 as discussed above and thus there is no impact on the opening balance of equity as a result of adoption. The impact to the current year financials was a reversal of the cumulative ineffectiveness recognized from the new designation in April 2017 through adoption of $2.6 million. See Note 1, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for more details on the recent adoption of ASU 2017-12.

The changes in fair market value of the swaps, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in OCI. These amounts are reclassified from AOCI to interest expense when the hedged interest payments are recognized in interest expense, net in the consolidated statements of operations.

Amounts in AOCI expected to be reclassified into earnings in the next 12 months total a gain of $4.1 million.

At December 31, 2017, the Company was a party to the following interest rate swaps, which are intended to be cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility (dollars in thousands):

	December 31, 2017
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$81,269	4/10/2017	9/3/2020	Level 2	1.6600%	1 mo. LIBOR
Refinancing Facility	20,317	4/18/2017	9/3/2020	Level 2	1.6480%	1 mo. LIBOR
Korean Export Credit Facility (1)	488,000	4/10/2017	9/30/2020	Level 2	1.8380%	3 mo. LIBOR
Korean Export Credit Facility (1)	91,500	4/10/2017	9/30/2020	Level 2	1.8645%	3 mo. LIBOR
Korean Export Credit Facility (1)	30,500	4/18/2017	9/30/2020	Level 2	1.8180%	3 mo. LIBOR
Sinosure Credit Facility	316,863	4/10/2017	3/21/2022	Level 2	2.0470%	3 mo. LIBOR

(1)

The initial aggregate notional amount of $599.7 million under the three interest rate swaps increased up to the maximum aggregate notional amount of $610.0 million in October 2017 in order to effectively fix the interest rate on the target percentage of expected borrowings. The notional amount of the swaps will amortize down thereafter.

The tables below provide quantitative information about the impact of derivatives on the Company’s consolidated balance sheet and statement of operations (dollars in thousands):

		December 31, 2017		December 31, 2016
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current assets	$70	$—	$—	$—
Interest rate swap contracts - non-current	Non-current assets	6,020	—	19,585	—
Interest rate swap contracts - current	Current liabilities	(852)	—	(1,552)	—
Interest rate swap contracts - non-current	Non-current liabilities	—	—	—	—
Total derivatives designated as hedging instruments		$5,238	$—	$18,033	$—

	Offsetting of Derivative Assets
	December 31, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$4,470	$—	$4,470	$—	$—	$4,470
Counterparty 2	304	—	304	—	—	304
Counterparty 3	464	—	464	—	—	464
Total	$5,238	$—	$5,238	$—	$—	$5,238

	Offsetting of Derivative Assets
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$15,577	$1,314	$16,891	$(1,314)	$—	$15,577
Counterparty 2	975	80	1,055	(80)	—	975
Counterparty 3	1,481	158	1,639	(158)	—	1,481
Total	$18,033	$1,552	$19,585	$(1,552)	$—	$18,033

	Offsetting of Derivative Liabilities
	December 31, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$—	$—	$—	$—	$—
Counterparty 2	—	—	—	—	—	—
Counterparty 3	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	Offsetting of Derivative Liabilities
	December 31, 2016
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Liabilities		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$—	$(1,314)	$(1,314)	$1,314	$—	$—
Counterparty 2	—	(80)	(80)	80	—	—
Counterparty 3	—	(158)	(158)	158	—	—
Total	$—	$(1,552)	$(1,552)	$1,552	$—	$—

The following table provides the effect of fair value and cash flow hedge accounting on the consolidated statements of operations (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Interest expense, net (where the effects of fair value or cash flow hedges are recorded)	$(82,764)	$(49,627)	$(15,982)

The effects of fair value and cash flow hedging
Gain / (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate contracts:
Amount reclassified from AOCI to net (loss) / income on derivative	$(1,403)	$(2,692)	$—
Amount reclassified from AOCI to net (loss) / income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table provides the effect of derivatives on the consolidated statements of operations (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	For the Years Ended December 31,
Derivatives in Cash Flow	from AOCI to
Hedging Relationships	Income	2017	2016
Interest rate swap contracts (Effective Portion)
Amount recognized in other comprehensive (loss) income on derivative	Interest Expense, net	$(152)	$14,642
Amount reclassified from AOCI to net (loss) / income on derivative	Interest Expense, net	(1,403)	(2,692)

9. VESSELS UNDER CONSTRUCTION

Vessels under construction represents the cost of acquiring contracts to build vessels, installments paid to shipyards, certain other payments made to third parties and interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use).

Vessels under construction consist of the following (dollars in thousands):

	December 31, 2017	December 31, 2016
2014 Acquired VLCC Newbuildings:
Vessels / SPV Stock Purchase	$162,683	$162,683
Installment and supervision payments	579,818	579,818
Others	5,214	5,214
2015 Acquired VLCC Newbuildings:
Vessels	435,417	435,417
Acquisition-related costs	10,295	10,295
Installment and supervision payments	966,175	840,833
Accrued milestones and supervision payments	—	5,368
Others	16,089	14,138
Fair value of 2015 Warrant Agreement assumed	3,381	3,381
Fair value of 2015 Stock Options assumed	39	39
Capitalized interest	74,894	71,731
Vessel deliveries	(2,254,005)	(1,951,784)
Total	$—	$177,133

Acquired VLCC Newbuildings

The Company acquired seven newbuilding contracts for VLCC tankers from Scorpio Tankers Inc. (the “2014 Acquired VLCC Newbuildings”) in a stock purchase transaction (“SPV Stock Purchase”). Additionally, the Company acquired 14 newbuilding contracts for VLCC tankers from Navig8 Crude in connection with the 2015 merger (the “2015 Acquired VLCC Newbuildings,” and together with the 2014 Acquired VLCC Newbuildings, the “Acquired VLCC Newbuildings”), with deliveries commenced in the fourth quarter of 2015.

As of December 31, 2017, all of the Acquired VLCC Newbuildings were delivered to the Company. See Note 7, DELIVERY AND DISPOSAL OF VESSELS, for deliveries during the year.

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Bunkers and lubricants	$6,425	$7,522
Insurance claims receivable	4,420	5,047
Prepaid insurance	1,830	3,185
Other	11,209	11,857
Total	$23,884	$27,611

Insurance claims receivable consist substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. As of December 31, 2017 and 2016, the portion of insurance claims receivable not expected to be collected within one year of $0 and $0.6 million, respectively, is included in Other noncurrent assets on the consolidated balance sheets.

As of December 31, 2017, Other primarily includes $8.1 million of advances to our third‑party technical managers. As of December 31, 2016, Other primarily represents $4.7 million of advances to our third‑party technical managers and $1.9 million of working capital due from Navig8. The working capital due from Navig8 is associated with the Gener8 Spyridon and Gener8 Ulysses ($0.9 million and $1.0 million, respectively), related to their treatment as vessels held for sale on the consolidated financial statements.

11. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Working capital for 2011 VLCC pool	$1,900	$1,900
Fresh start lease asset	1,048	1,183
Insurance claims	—	588
Escrow deposits	—	38
Long-term due from charters	—	1,546
Total	$2,948	$5,255

Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. On May 9, 2017, the arbitration tribunal before which the dispute is being heard ruled that GMR Atlas LLC (a subsidiary of the Company) had been in breach of certain customer eligibility requirements as claimed by the Atlas claimant. Accordingly, during the year ended December 31, 2017, the Company wrote-off $1.5 million related to the Atlas charter dispute and the amount is recorded in General and Administrative, in the consolidated statement of operations. See Note 18, commitments and contingencies for more details.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Accounts payable	$7,206	$6,821
Accrued milestone and supervision payments	—	5,368
Accrued operating expenses	15,047	16,990
Accrued administrative expenses	1,815	2,767
Accrued interest	5,749	2,045
Total	$29,817	$33,991

Accrued milestones and supervision payments represent the amounts due for construction milestone and supervision installment payments under the contracts for the Acquired VLCC Newbuildings. During the year ended December 31, 2017, the Company paid $5.4 million of milestone and supervision installments that was accrued as of December 31, 2016.

13. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Refinancing Facility	$188,312	$408,337
Korean Export Credit Facility	662,312	658,568
Senior Notes	194,339	174,604
Sinosure Credit Facility	316,863	340,442
Total	1,361,826	1,581,951
Less: current portion of long-term debt	(120,336)	(181,023)
Less: unamortized discount and debt financing costs	(49,779)	(63,146)
Long-term debt less unamortized discount and debt financing costs	$1,191,711	$1,337,782

Unamortized discount and debt financing costs include an unamortized discount related to the Company’s Senior Notes and debt financing costs comprised of bank fees and legal expenses associated with securing new loan facilities. These debt financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense, net in the consolidated statements of operations.

During the year ended December 31, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. In connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties. See Note 8, Financial InstrumentS, for more details.

During the year ended December 31, 2017 and in connection with the sale of 12 vessels (the Gener8 Zeus, Gener8 Poseidon, Genr8 Pericles, Gener8 Argus, Gener8 Phoenix, Gener8 Horn, Gener8 Elektra, Gener8 Noble, Gener8 Theseus, Gener8 Ulysses, Gener8 Orion and Gener8 Daphne), the Company repaid $227.0 million ($126.5 million and $100.5 million, under the Refinancing Facility and the Korean Export Credit Facility, respectively) of borrowings under the credit facilities. During the year ended December 31, 2016 and in connection with the sale of four vessels (the Gener8 Spyridon, Gener8 Victory, Gener8 Vision and Gener8 Consul), the Company repaid $60.3 million of borrowings under the Refinancing Facility.

Future principal repayment amounts of the Company’s outstanding debt for the next five years are as follows: 2018— $120.3 million, 2019— $120.3 million, 2020— $393.1 million, 2021—$142.9 million, 2022—$142.3 million and thereafter—$442.8 million. As of December 31, 2017 and 2016, the weighted average interest rate for the credit facilities are 5.75% and 4.47%, respectively.

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

The Refinancing Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub II, a pledge by Gener8 Maritime Sub II of its interests in the 11 vessel-owning subsidiaries it owns (the

“Gener8 Maritime Sub II Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub II Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub II Vessel Owning Subsidiaries. In addition, the Refinancing Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub II Vessel Owning Subsidiaries’ respective bank accounts. As of December 31, 2017, the Gener8 Maritime Sub II Vessel Owning Subsidiaries owned two VLCCs, six Suezmax vessels, one Aframax vessels and two Panamax vessels.

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

The Refinancing Facility also contains certain restrictions on payments of dividends and prepayments of the indebtedness outstanding under the Note and Guarantee Agreement (as defined below). The Refinancing Facility permits the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under the Refinancing Facility’s minimum cash balance and collateral maintenance tests subject to a cap of 50% of consolidated net income earned by the Company after the closing date of the Refinancing Facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization or write-off of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from its issuance of equity after the date of the Refinancing Facility. The Company may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and pay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement. As of December 31, 2017, none of the Company’s net income and retained earnings was free of such restrictions.

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

See Note 8, FINANCIAL INSTRUMENTS,  for the Company’s interest rate risk management program related to the credit facility.

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The borrower under the Korean Export Credit Facility is Gener8 Maritime Subsidiary VIII Inc. (“Gener8 Maritime Sub VIII”), the Company’s wholly owned subsidiary, and the Korean Export Credit Facility is guaranteed by the Company. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”). As of December 31, 2017 the Korean Export Credit Facility was fully drawn.

At or around the time of delivery of each of the VLCC newbuildings, a loan was available to be drawn under the Korean Export Credit Facility in an amount equal to the lowest of (i) 65% of the final contract price of such VLCC newbuilding, (ii) 65% of the maximum contract price of such VLCC newbuilding and (iii) 60% of the fair market value of such VLCC newbuilding tested at or around the time of delivery of such VLCC newbuilding.  Each such loan is referred to herein as a “Korean Vessel Loan.” Each Korean Vessel Loan was allocated pro-rata to each lender of the Commercial Tranche, KEXIM Guaranteed Tranche, KEXIM Funded Tranche and K Sure Tranche based on their respective commitments, other than the Korean Vessel Loans to fund the deliveries of the Gener8 Hector and the Gener8 Nestor, which were fully funded by the lenders of the Commercial Tranche

Each Korean Vessel Loan will mature, in respect of the Commercial Tranche, on the date falling 60 months from the date of borrowing of that Korean Vessel Loan and, in respect of the other tranches, on the date falling 144 months from the date of borrowing of that Korean Vessel Loan. KEXIM and K-Sure have the option of requiring prepayment of their respective tranches if the Commercial Tranche is not, upon its termination date, fully refinanced or renewed by the commercial lenders. Upon exercise of such option, all outstanding amounts under the relevant tranche must be repaid on the final repayment date in respect of the Commercial Tranche. Originally, repayment dates were each date that a repayment installment is required to be made, on March 31, June 30, September 30, and December 31 of the applicable year. Commencing from March 24, 2017, repayment dates are each date that a repayment installment is required to be made, on January 15, April 15, July 15 and October 15 of the applicable year.

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 8, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of December 31, 2017, 13 VLCC vessels.

The Korean Export Credit Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub V, a pledge by Gener8 Maritime Sub V of its interests in Gener8 Maritime Sub VIII, a pledge by Gener8 Maritime Sub VIII of its interests in its 13 wholly-owned subsidiaries intended to own vessels or newbuildings (the “Gener8 Maritime Sub VIII Vessel Owning Subsidiaries”), and a pledge by such Gener8 Maritime Sub VIII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company, Gener8 Maritime Sub V and the Gener8 Maritime Sub VIII Vessel Owning Subsidiaries. In addition, the Korean Export Credit Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub VIII Vessel Owning Subsidiaries’ respective bank accounts.

On September 26, 2017, Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers Inc.), which became our subsidiary as a result of the 2015 merger, entered into (i) an amendment agreement (the “Amendment Agreement”) with HHIC-Phil Inc. (the “Builder”) related to the shipbuilding contract dated March 25, 2014 between Gener8 Maritime Subsidiary Inc. and the Builder (the “Building Contract”) in relation to the construction of the Gener8 Nestor (the “Vessel”) and (ii) an outstanding works agreement (the “Outstanding Works Agreement”) with the Builder. The Amendment Agreement and the Outstanding Works Agreement provide that the Builder was obligated to physically deliver the Vessel on October 9, 2017 and, notwithstanding delivery, complete any outstanding works relating to the Vessel required to meet the specifications and requirements of the Building Contract. The Amendment Agreement further provided for a $19.3 million reduction in the contract price payable under the Building Contract for the Vessel, including $5.4 million in liquidated damages due to the Company under the Building Contract relating to the late delivery of the Vessel by the Builder based on the delivery schedule set forth in the Building Contract. As a result of the delayed delivery, the contract price for the Vessel has, in effect, been reduced from $96.4 million to $77.1 million, and the final installment due from the Company upon delivery of the Vessel by the Builder on October 9, 2017 was reduced from $48.3 million to $29.0 million.

Gener8 Maritime Sub VIII is obligated to repay the Commercial Tranche of each loan in 20 equal consecutive quarterly installments (excluding a final balloon payment equal to 2/3 of the applicable loan) of such loan and is obligated to repay the other tranches of each loan in 48 equal consecutive quarterly installments. Gener8 Maritime Sub VIII is also required to prepay the loans upon the occurrence of certain events, including a default under a shipbuilding contract, a sale or total loss of a vessel, and upon election by the majority lenders, upon a change of control.

On March 24, 2017, we amended the Korean Export Credit Facility to revise the dates on which amortization payments are due to April 15, July 15, October 15 and January 15. Prior to entry into this amendment, the payment dates were March 31, June 30, September 30 and December 31.

On June 1, 2017, we amended the Korean Export Credit Facility to extend the date by which we were permitted to borrow for the delivery of the Gener8 Nestor from June 30, 2017 to September 30, 2017. The amendment also provides that the Commercial Tranche must be repaid no later than June 30, 2022. Lastly, the amendment clarifies that the amount the Company is required to maintain in its minimum liquidity account takes into account 50% of the amount outstanding in the Company’s debt service reserve account.

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

Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which were being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades. The amendment on November 8, 2017 replaced the debt service coverage ratio with a conforming interest expense coverage ratio, and revised the consolidated leverage ratio from 0.65 to 0.60 to conform to the two other credit facilities. The amendment on November 8, 2017 replaced the debt service coverage ratio with a conforming interest expense coverage ratio, and revised the consolidated leverage ratio from 0.65 to 0.60 to conform to the two other credit facilities. As of December 31, 2017, the Sinosure Credit Facility funded the delivery of six VLCC newbuildings and refinanced a credit facility. The Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million.

Loans under the Sinosure Credit Facility were drawn down at or around the time of delivery of each newbuilding funded by the Sinosure Credit Facility. Each loan drawn under the Sinosure Credit Facility is referred to as a “Sinosure Vessel Loan.” Each Sinosure Vessel Loan was allocated pro rata to each lender based on its commitments. The Company’s ability to utilize these funds is subject to the actual delivery of the vessel and other borrowing conditions. Each Sinosure Vessel Loan will mature on the date falling 144 months from the date of borrowing of that Sinosure Vessel Loan.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum. If there is a failure to pay any amount due on a Sinosure Vessel Loan, interest shall accrue at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 8, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Sinosure Credit Facility.

The Sinosure Credit Facility is secured on a first lien basis by a pledge of the Company’s interest in Gener8 Maritime Sub VII, a pledge by Gener8 Maritime Sub VII of its interests in its six wholly-owned subsidiaries owning or intended to own vessels or newbuildings (the “Gener8 Maritime Sub VII Vessel Owning Subsidiaries”) and a pledge by such Gener8 Maritime Sub VII Vessel Owning Subsidiaries of substantially all their assets, and is guaranteed by the Company and the Gener8 Maritime Sub VII Vessel Owning Subsidiaries. In addition, the Sinosure Credit Facility is secured by a pledge of certain of the Company’s and Gener8 Maritime Sub VII Vessel Owning Subsidiaries’ respective bank accounts.

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

If, at any time, none of (i) Peter Georgiopoulos, (ii) Gary Brocklesby or (iii) Nicolas Busch serves as a member of our board of directors, a change of control would occur under the Sinosure Credit Facility. For example, since Mr. Brocklesby is not currently a member of the board of directors, a change of control would occur should Mr. Georgiopoulos and Mr. Busch both resign or be removed from the board, decline to stand for reelection or fail to be reelected to the board, die or otherwise cease to remain as the Company’s directors for any reason. In the event of a change of control under the Sinosure Credit Facility, the majority lenders may elect to declare all amounts outstanding under the Sinosure Vessel Loans to be immediately due and payable and, in the event of non-payment, proceed against the collateral securing such loans. The lenders may make this election at any time following the occurrence of a change of control.

The Company is required to comply with various collateral maintenance and financial covenants under the Sinosure Credit Facility, which are described in more detail below under the heading “Financial Covenants.” If the Company does not comply with its financial and other covenants under the Sinosure Credit Facility, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the Sinosure Credit Facility.

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V Inc. (“Gener8 Maritime Sub V”) entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC, in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of December 31, 2017 and 2016, the discount on the Senior Notes was $3.8 million and $4.9 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

On February 17, 2016, we entered into an amendment to the Note and Guarantee Agreement, which permitted us to enter into an agreement to sell, lease or otherwise dispose of any of its vessels without first obtaining consent from the note purchasers so long as immediately after the disposition, Gener8 Maritime Sub V and its subsidiaries continue to own at least five of the 2014 acquired VLCC shipbuilding contracts and/or vessels resulting delivered thereunder. Under this amendment, we must also provide the note purchasers prompt notice after any disposition of vessels.

On December 20, 2017, in connection with its entry into the Merger Agreement, the Company and certain affiliates of, and the BlueMountain Holders entered into a Prepayment Letter Agreement, regarding the Note and Guarantee Agreement and the senior notes. The Prepayment Letter Agreement provides that (i) the prepayment premium that would otherwise be payable upon a prepayment of the principal amount of the senior notes prior to May 13, 2019, will be reduced to an agreed premium equal to 1.00% of the outstanding principal amount of the senior notes prepaid to the BlueMountain Holders at such time, and (ii) the Company will prepay the entire principal amount of the senior notes, along with all accrued interest and any other amounts owing in respect of the senior notes (including the 1.0% prepayment premium) contemporaneously with the consummation of the Merger. The Prepayment Letter Agreement also provides for a shorter notice period for the delivery of a prepayment notice by the Company to the BlueMountain Holders prior to the prepayment of the senior notes, and for a “per diem” mechanism to calculate the additional required interest in the event that prepayment of the senior notes is effected after the anticipated prepayment date.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Refinancing Facility (1)	$(15,197)	$(21,561)	$(7,564)
Korean Export Credit Facility (1)	(27,046)	(13,224)	(922)
Senior Notes	(20,845)	(18,612)	(16,529)
Sinosure Credit Facility (1)	(12,230)	(7,444)	(19)
Fully repaid credit facilities	—	—	(20,046)
Amortization of deferred financing costs and other	(14,856)	(11,295)	(3,434)
Capitalized interest	3,163	27,602	35,170

Commitment fees	(629)	(5,201)	(2,713)
Interest rate swaps	3,607	—	—
Interest income	1,269	108	75
Interest expense, net	$(82,764)	$(49,627)	$(15,982)

(1)	Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. These facilities and the Note and Guarantee Agreement also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA; maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of December 31, 2017, the Company was in compliance with all such covenants that were in effect on such date.

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$200,501	$200,501	$94,681	$94,681
Restricted cash	1,468	1,468	1,457	1,457
Long-term debt, including current portion, excluding discount	1,361,826	1,351,474	1,581,951	1,564,364

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

Restricted cash:  The carrying amounts of the Company’s other financial instruments at December 31, 2017 and December 31, 2016 approximate fair value and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount: The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Sinosure Credit Facility as of December 31, 2017 and December 31, 2016 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on

LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 3.75%.

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

The fair value of a vessel held for sale during the year ended December 31, 2016 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	December 31, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$—	$—	$—	$30,195	$30,195	$—

The following table summarizes the valuation of assets / liabilities measured on a recurring basis (dollars in thousands):

	December 31, 2017			December 31, 2016
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$6,090	$6,090	$—	$19,585	$19,585	$—
Interest rate swaps - Liabilities	852	852	—	1,552	1,552	—

15. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020 at a rate of $182 per month. During the years ended December 31, 2017, 2016 and 2015, the Company recorded expense associated with this lease of $1.9 million, $1.9 million and $2.0 million, respectively. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2018— $1.5 million, 2019— $1.5 million, 2020— $1.7 million, 2021—$2.2 million, 2022—$2.2 million and thereafter—$6.0 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of December 31, 2017 and December 31, 2016, the Company had an outstanding letter of credit of $1.4 million in both periods, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of December 31, 2017 and December 31, 2016.

16. RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements:

Navig8 Group consists of Navig8 Limited, the indirect beneficial owner of over 4% of the Company’s outstanding common shares, and all of its subsidiaries. These subsidiaries include Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc. (the VL8 Pool manager), V8 Management, Inc., V8 Pool Inc. (the V8 Pool and Suez8 Pool manager) and Integr8 Fuels Inc. Nicolas Busch, a member of the Company’s Board of Directors, is a director and beneficial owner of Navig8 Limited.

The Company’s vessel owning subsidiaries have entered into pool agreements with VL8 Pool, Inc. for the Company’s existing and VLCC vessels and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). We do not currently have any Aframax vessels in the V8 Pool. The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the Suez8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool. In addition, for the vessels in the VL8 Pool, VL8 Pool Inc. incurs a commercial management fee charged by a related party equal to 1.25% of all hire revenues, which is deducted from distribution to pool participants. For the vessels in the Suez8 Pool, V8 Pool Inc. incurs a commercial management fee charged by a related party equal to 1.25% of all hire revenues, which is deducted from distribution to pool participants. For the vessels in the V8 Pool, V8 Pool Inc. incurs a commercial management fee charged by a related party equal to 2.0% of all hire revenues, which is deducted from distribution to pool participants.

Navig8 Pools

As of December 31, 2017, 21 of the Company’s VLCC vessels have entered into the VL8 Pool and six of the Company’s Suezmax vessels have entered into the Suez8 Pool.

During the years ended December 31, 2017, 2016 and 2015, the Company earned net pool distributions of $293.0 million (which is comprised of $233.0 million from VL8 Pool, $50.8 million from Suez8 Pool and $9.2 million from V8 Pool), $368.9 million (which is comprised of $239.0 million from VL8 Pool, $103.5 million from Suez8 Pool and $26.4 million from V8 Pool) and $149.6 million (which is comprised of $75.9 million from VL8 Pool, $52.4 million from Suez8 Pool and $21.3 million from V8 Pool), respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the consolidated statement of operations.

As of December 31, 2017 and 2016, a balance of $26.3 million ($18.8 million from VL8 Pool, $6.4 million from Suez8 Pool and $1.1 million from V8 Pool) and $60.7 million ($40.9 million from VL8 Pool, $16.1 million from Suez8 Pool and $3.7 million from V8 Pool), respectively, is unpaid and is included in Due from Navig8 pools on the consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. Navig8 charterhire expenses during fiscal 2017 included profit share adjustments related to the profit share plan for the Nave Quasar.  For the years ended December 31, 2017, 2016 and 2015, the related expense amounted to $6 thousand, $3.1 million and $11.3 million, respectively, and is included in Navig8 charterhire expenses on the consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

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

As of December 31, 2017 and 2016, the working capital associated with the Company’s owned vessels entered into the VL8 Pool, Suez8 Pool, and V8 Pool aggregated to $26.1 million and $33.1 million, respectively, and is included in Working capital at Navig8 pools on the consolidated balance sheet as noncurrent assets. Additionally, as of December 31, 2016, the working capital associated with the Gener8 Spyridon and Gener8 Ulysses, two sold vessels, aggregated to $0.9 million and $1.0 million, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Subsidiary agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the years ended December 31, 2017 and 2016, the Company recorded supervision fees of $1.1 million and $2.9 million, respectively. These amounts were included in Vessels under construction on the consolidated balance sheet prior to the delivery of the vessels and upon delivery were transferred to Vessels, net as noncurrent assets. As of December 31, 2017 and 2016, $0 and $1.3 million, respectively, remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged with the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the year ended December 31, 2017 and 2016, the Company recorded a total of $1.0 million and $1.3 million, respectively, for corporate administration fees. A payable balance of $32 thousand and 0.1 million remained outstanding as of December 31, 2017 and 2016, respectively.

Other Related Party Transactions

During the years ended December 31, 2017, 2016 and 2015, the Company incurred office expenses totaling approximately $9 thousand, $7 thousand and $7 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of December 31, 2017 and 2016, a balance due from Mr. Georgiopoulos of approximately $7 thousand and $4 thousand, respectively, remains outstanding.

The Company incurred certain business, travel, and entertainment costs totaling $0.1 million, during each of the years ended December 31, 2016 and 2015,  on behalf of Genco Shipping & Trading Limited (“Genco”), an owner and operator of dry bulk vessels. During such periods, Mr. Georgiopoulos was chairman of Genco’s board of directors. As of December 31, 2017 and 2016, no balance remains outstanding. On October 13, 2016, Mr. Georgiopoulos resigned as chairman of the board of directors and as a director of Genco.

During the years ended December 31, 2017, 2016 and 2015, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels and the Company provided office space to Aegean.  During the years ended December 31, 2017, 2016 and 2015, bunkers and lubricating oils supplied by Aegean totaled $2.9 million, $5.2 million and $8.2 million, respectively.  As of December 31, 2017 and 2016, a balance of $0.2 million and $1.0 million, respectively, remains outstanding. Rent and other expenses incurred by Aegean in its New York office totaled $0.2 million in each of the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, no balance remains outstanding. Mr. Georgiopoulos was previously the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, was previously on Aegean’s board of directors. On June 19, 2017, Mr. Georgiopoulos resigned as chairman of Aegean’s board of directors and Mr. Tavlarios resigned as a director of Aegean.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $79 thousand, $72 thousand and $60 thousand during the years ended December 31, 2017, 2016 and 2015, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. Balances of $2 thousand and $0.1 thousand were outstanding as of December 31, 2017 and 2016, respectively.

Amounts due from the related parties described above as of December 31, 2017 and 2016 are included in Prepaid expenses and other current assets on the consolidated balance sheets (except as otherwise indicated above); amounts due to the related parties described above as of December 31, 2017 and 2016 are included in Accounts payable and accrued expenses on the consolidated balance sheets (except as otherwise indicated above).

17. STOCK‑BASED COMPENSATION

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

During the year ended December 31, 2017, the Company valued the granted options using the “Black Scholes Option Pricing Model” and recorded $1.3 million of related compensation expense, which is included in the Company’s consolidated statements of operations as a component of general and administrative expense. In accordance with FASB ASC Topic 718, the Company used the following assumptions for the Black Scholes Option Pricing Model: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executives in the agreements will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting. There was no such expense during the years ended December 31, 2016 or 2015.

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares of Navig8 common stock at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. The option agreement expired on July 8, 2017.

Stock Options under 2012 Equity Incentive Plan

In connection with the 2015 merger and the grant to members of the Company’s management of restricted stock options upon the pricing of the IPO, the outstanding stock options for 343,662 shares under the 2012 Equity Incentive Plan were surrendered and cancelled on June 24, 2015, and unamortized balance was expensed immediately. For the years ended December 31, 2017, 2016 and 2015, amortization of the fair value of these stock options was $0, $0 and $1.2 million, respectively, which is included in the Company’s consolidated statements of operations as a component of general and administrative expense.

Weighted-
		Weighted	Average
		Average	Remaining	Weighted
	Number of	Exercise	Contractual	Average
	Options	Price	Term (years)	Fair Value
(‘000)
Outstanding, January 1, 2015	344	$38.26		$18.22
Granted	—
Exercised	—
Forfeited	(344)	$38.26		$18.22
Outstanding, December 31, 2015	—
Granted	—
Exercised	—
Forfeited	—
Outstanding, December 31, 2016	—
Granted	525	4.69	7	$2.47
Exercised	—
Forfeited	—
Outstanding, December 31, 2017	525	4.69	6	$2.47

Restricted Stock Units

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,856 RSUs, which remain outstanding as of December 31, 2017. The RSUs, which were valued at $5.35 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders, (b) the date that is 30 days following the first anniversary of the grant date and (c) consummation of the Merger, subject to the director’s continued service with the Company through the applicable vesting date. The RSUs are amortized over a one-year period from the grant date and valued at the grant price of $5.35 per share.

On September 9, 2016, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 28,752 RSUs. The RSUs, which were valued at $6.26 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders and (b) the first anniversary of the RSU’s grant date, subject to continued service with the Company through the applicable vesting date. On May 16, 2017 (the date of the Company’s annual meeting of shareholders), the RSUs vested and the Company issued 28,752 shares in settlement of the RSUs.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. At the effective time of the Merger, all outstanding RSUs will become fully vested and will be terminated and cancelled, and will be automatically exchanged for the right to receive ordinary shares of Euronav as part of the Merger Consideration. The shares for the first two vesting increments were issued within three business days after December 3, 2015, the shares for the third and fourth vesting increments were issued within three business days after December 3, 2016 and December 3, 2017, respectively, and the shares for the remaining vesting increments are expected to be issued within a similar short period of time following the vesting date for such increment. The RSUs were included in determining the diluted net income per share for the year ended December 31, 2015. The RSUs were not included, prior to issuance, in determining the basic net income per share for fiscal 2015 since there are certain circumstances, although remote, in which certain shares would not be issued. On December 3, 2015, the Company issued 574,546 shares in settlement of RSUs that had vested on June 24, 2015 and June 30, 2015. On December 7, 2016, the Company issued 278,483 shares in settlement of RSUs that had vested on December 1, 2016. On December 5, 2017, the Company issued 278,480 shares in settlement of RSUs that had vested on December 1, 2017. As of December 31, 2017, 44,919 RSUs were forfeited and 317,757 shares were remaining to be issued in fiscal 2018, following the vesting date for the final increment. Upon each vesting of the RSU’s, the Company withheld shares of common stock for certain employees in an amount sufficient to cover the minimum statutory tax withholding obligations and issued shares of its common stock for the remaining amount. The total fair value of the RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.2 million and $5.4 million, respectively. The total fair value is calculated as the number of shares vested during the period multiplied by the closing stock price on the vesting date.

Stock options under the 2012 Equity Incentive Plan had been cancelled in connection with the granting of the RSUs. The incremental compensation cost of these RSUs on their grant date of $22.0 million was calculated to be the excess of the fair value of the RSUs over the fair value of the cancelled stock options immediately prior to cancellation and will be amortized over the vesting period using a graded amortization schedule. For the years ended December 31, 2017, 2016 and 2015, compensation expense of $3.1 million, $5.8 million and $11.9 million, respectively, in connection with the RSUs is included in the Company’s consolidated statements of operations as a component of general and administrative expense. Future amortization for the following year is: 2018— $1.1 million, over a weighted average remaining period of 1 year.

The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2017:

			Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	RSU's	Price	Term (years)
	(‘000)
Outstanding, January 1, 2015	—	$—
Granted	1,664	13.19
Vested	(666)	9.39
Forfeited	(45)
Outstanding, December 31, 2015	953
Granted	—
Vested	(318)	3.9
Forfeited	—
Outstanding, December 31, 2016	635	—	2
Granted	74
Vested	(346)
Forfeited	—
Outstanding, December 31, 2017	363	—	1

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

18. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 17, Lease commitments, for lease commitments.

2011 VLCC POOL DISPUTE

During the second quarter of 2011, the Company agreed to enter five of its VLCCs into a commercial pool of VLCCs (the “2011 VLCC Pool”) managed by a third‑party company (“2011 VLCC Pool Operator”). Through March 31, 2012, the vessels formerly known as the Genmar Vision, the Genmar Ulysses, the Genmar Zeus, the Genmar Hercules and the Genmar Victory were delivered into the 2011 VLCC Pool. All five of these vessels left the 2011 VLCC Pool by the end of May 2013.

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

The Atlas Claimant is challenging the Decision on grounds of serious procedural irregularity and also by seeking permission to appeal those aspects of the Decision which contain a ruling on a point of law. An application to challenge the Decision on procedural grounds as well as on certain points of law was filed with the High Court of England and Wales on October 6, 2017. A hearing of the Atlas Claimant’s procedural challenge and application for permission to appeal on certain points of law has been fixed for May 24, 2018.

As of December 31, 2017 and 2016, an amount due from the 2011 VLCC Pool dispute of $1.9 million and $3.4 million, respectively, was included in Other assets (noncurrent) on the consolidated financial statements. During the year ended December 31, 2017, the Company recorded as general and administrative expenses a write-off of assets of $1.5 million and as accrued expenses for litigation a loss of $0.4 million, both of which are related to the Atlas charter dispute. There was no such expense during the years ended 2016 and 2015. The Company may incur further charges in connection with this legal proceeding.

19. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").  ASU 2017-12 is intended to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. In September 2017 the Company adopted ASU 2017-12 which amends ASC 815 and hedge accounting. At adoption, the Company utilized the modified retrospective transition method. Under the new guidance, effectiveness is no longer measured and all changes in the fair market value of derivatives are recorded in AOCI for effective hedge relationships. The Company has elected to continue testing effectiveness quantitatively using regression analysis. All changes in fair market value of qualifying cash flow derivatives are recognized in Other Comprehensive Income and are released from AOCI in the same period and in the same line item that the underlying hedged item is recorded.

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

Upon adoption, the Company will recognize the cumulative effect as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. While the Company is still evaluating the impact of the adoption, the timing of revenue recognition will primarily affect spot charters revenues.  Under ASU 2014-09, revenue will be recognized based on load-to-discharge basis as compared to the currently used discharge-to-discharge basis. During the year ended December 31, 2017 spot charter revenues represent 4.8% of the Company’s total voyage revenues with only three of the Company’s 30 vessels are operating on spot charters. Therefore, we do not expect that the adoption of ASU 2014-09 to have a material impact on total voyage revenues on the consolidated statement of operations. The Company is currently evaluating the effect of the adjustment of any expenses and the additional presentation and disclosure requirements of ASU 2014-09 on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. Other than classification, the Company does not anticipate any material effect from adopting this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. As a result of this update, restricted cash will be included within cash and cash equivalents on the Company’s statements of consolidated cash flows. As of December 31, 2017, 2016 and 2015, the Company had an outstanding letter of credit of $1.4 million, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of December 31, 2017, 2016 and 2015. Other than classification, the Company does not anticipate any material effect from adopting this standard on its consolidated financial statements and related disclosures.

20. SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated events and transactions occurring after December 31, 2017 for recognition or disclosure purposes. Based on this evaluation, from January 1, 2018 through the date of this report, which represents the date the consolidated financial statements were available to be issued, no material events have been identified other than the following:

On March 8, 2018, a lawsuit captioned Fragapane v. Gener8 Maritime, Inc. et al., No. 1:18-cv-02097 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York, on behalf of the public stockholders of the Company, against the Company, the Company's directors, Euronav and Merger Sub. On March 14, 2018, another lawsuit, captioned Mohr v. Gener8 Maritime, Inc., et al, No. 1:18-cv-02276 (S.D.N.Y.), was also filed against the Company and its directors. The complaints allege that the registration statement on Form F-4 filed by Euronav violates Section 14(a) of the Securities and Exchange Act of 1934 because it omits and/or misrepresents material information concerning, among other things, the (i) sales process leading up to the Merger, (ii) financial projections used by the Company’s financial advisor in its financial analyses and (iii) inputs underlying the financial valuation analyses that were used by the Company’s financial advisor to support its fairness opinion. The complaints also allege that the Company's directors are liable under Section 20(a) of the Exchange Act as controlling persons. The Fragapane complaint further alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by engaging in a flawed sales process, by agreeing to sell the Company for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaints seek, among other things, injunctive relief against the proposed transaction with Euronav as well as other equitable relief, damages and attorneys’ fees and costs.

21. Quarterly Financial Data (Unaudited)

(In thousands except per share amounts)	2017 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$123,016	$74,945	$51,026	$58,832
Operating income / (loss)	46,325	(59,348)	(47,967)	(25,655)
Net income (loss)	26,864	(82,545)	(67,468)	(45,392)

Income (loss) per common share
Basic	$0.32	$(0.99)	$(0.81)	$(0.55)
Diluted	$0.32	$(0.99)	$(0.81)	$(0.55)

Weighted Average Shares Outstanding - basic	82,960	82,979	82,989	83,083

Weighted Average Shares Outstanding - diluted	82,991	82,979	82,989	83,083

	2016 Quarter ended
	March 31	June 30	September 30	December 31
Voyage revenues	$124,044	$105,958	$72,259	$102,361
Operating income / (loss)	68,184	49,948	(25,192)	23,330
Net income (loss)	60,858	37,995	(37,351)	5,804

Income (loss) per common share
Basic	$0.74	$0.46	$(0.45)	$0.07
Diluted	$0.74	$0.46	$(0.45)	$0.07

Weighted Average Shares Outstanding - basic	82,680	82,681	82,682	82,776

Weighted Average Shares Outstanding - diluted	82,680	82,681	82,682	82,776

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes were made to, nor was there any disagreement with the Company’s independent auditors regarding, the Company’s accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes during the most recent fiscal quarter in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2017 fiscal year.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, www.gener8maritime.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2017 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2017 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2017 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the close of our Company’s 2017 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at end of Fiscal Years 2017 and 2016

Consolidated Statements of Operations for Fiscal Years 2017, 2016 and 2015

Consolidated Statements of Comprehensive (Loss) Income for Fiscal Years 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for Fiscal Years 2017, 2016 and 2015

Consolidated Statements of Cash Flows for Fiscal Years 2017, 2016 and 2015

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

(Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017)**
Exhibit Number	Description
2.1

Second Amended Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among General Maritime Corporation, Arlington Tankers Ltd., Arlington Tankers, LLC, Companion Ltd., Compatriot Ltd., Concept Ltd., Concord Ltd., Consul Ltd., Contest Ltd., GMR Administration Corp., General Maritime Investments LLC, General Maritime Management LLC, General Maritime Subsidiary Corporation, General Maritime Subsidiary II Corporation, General Maritime Subsidiary NSF Corporation, General Product Carriers Corporation, GMR Agamemnon LLC, GMR Ajax LLC, GMR Alexandra LLC, GMR Argus LLC, GMR Atlas LLC, GMR Chartering LLC, GMR Concept LLC, GMR Concord LLC, GMR Constantine LLC, GMR Contest LLC, GMR Daphne LLC, GMR Defiance LLC, GMR Elektra LLC, GMR George T LLC, GMR GP LLC, GMR Gulf LLC, GMR Harriet G LLC, GMR Hercules LLC, GMR Hope LLC, GMR Horn LLC, GMR Kara G LLC, GMR Limited LLC, GMR Maniate LLC, GMR Minotaur LLC, GMR Orion LLC, GMR Phoenix LLC, GMR Poseidon LLC, GMR Princess LLC, GMR Progress LLC, GMR Revenge LLC, GMR Spartiate LLC, GMR Spyridon LLC, GMR St. Nikolas LLC, GMR Star LLC, GMR Strength LLC, GMR Trader LLC, GMR Trust LLC, GMR Ulysses LLC, GMR Zeus LLC, Victory Ltd. and Vision Ltd. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

2.2

Agreement and Plan of Merger, dated as of February 24, 2015, by and among General Maritime Corporation, Gener8 Maritime Acquisition Inc., Navig8 Crude Tankers, Inc. and each of the Equityholders’ Representatives named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

2.3

Agreement and Plan of Merger, dated as of December 20, 2017, by and among Euronav NV, Euronav MI Inc. and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)

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
4.2

Warrant Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Computershare Shareowner Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

4.3

Global Warrant Certificate, dated May 17, 2012, held by The Depository Trust Company for the benefit of Cede & Co. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

4.4

First Amended and Restated Warrant Instrument, made on February 24, 2015, by Navig8 Crude Tankers, Inc. and General Maritime Corporation in favor of Navig8 Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.1

Gener8 Maritime, Inc. 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.2

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.3

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.4

Employment Agreement, dated as of May 17, 2012, by and between General Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.5

Shareholders’ Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.6

Second Amended and Restated Registration Agreement, dated as of May 7, 2015, by and among Gener8 Maritime, Inc. and the Shareholders named therein (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.7

Equity Purchase Agreement, dated as of February 24, 2015, by and between General Maritime Corp., Navig8 Crude Tankers, Inc. and each of the Commitment Parties thereto, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.8

Form of Shareholder Support and Voting Agreement, dated as of February 24, 2015, by and among Navig8 Crude Tankers, Inc., General Maritime Corporation, and the Shareholders party thereto (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.9

Note and Guarantee Agreement, dated as of March 28, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P., including Form of Note (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.10

Amendment No. 1 to the Note and Guarantee Agreement, dated as of May 13, 2014, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V‑SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub‑fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.11

Amendment No. 2 and Waiver to the Note and Guarantee Agreement, dated as of January 26, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.12

Amendment No. 3 to the Note and Guarantee Agreement, dated as of April 30, 2015, by and among General Maritime Corporation, VLCC Acquisition I Corporation, BlueMountain Strategic Credit Master Fund L.P., BlueMountain Guadalupe Peak Fund L.P., BlueMountain Montenvers Master Fund SCA SICA V SIF, BlueMountain Timberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Long/Short Credit and Distressed Reflection Fund, a sub fund of AAI BlueMountain Fund PLC and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.13

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.14

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.15

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.16

Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.17

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.18

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.19

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.20

Shipbuilding Contract, dated as of December 17, 2013, by and between Navig8 Crude Tankers, Inc., and China Shipbuilding Trading Company Limited and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.21

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.22

Shipbuilding Contract, dated as of March 21, 2014, by and between Navig8 Crude Tankers, Inc., and Shanghai Waigaoqiao Shipbuilding Co., Ltd. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.23

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2794 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.24

Shipbuilding Contract, dated as of March 24, 2014, by and between Navig8 Crude Tankers, Inc., and Hyundai Heavy Industries Co., Ltd. with respect to Hull No. 2795 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.25

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.26

Shipbuilding Contract, dated as of March 25, 2014, by and between Navig8 Crude Tankers, Inc., and HHIC‑PHIL Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.27

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S768 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.28

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S769 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.29

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S770 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.30

Irrevocable Letter of Guarantee, dated as of December 16, 2013, in favor of Navig8 Crude Tankers, Inc. by Nonghyup Bank with respect to Hull No. S771 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.31

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2794, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.32

Irrevocable Letter of Guarantee, dated as of March 26, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial Bank of Korea with respect to Hull No. 2795, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.33

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.34

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1355 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.35

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.36

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1356 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.37

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.38

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1357 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.39

Irrevocable Letter of Guarantee, dated as of December 27, 2013, in favor of Navig8 Crude Tankers, Inc. by China Citic Bank Corp., Ltd. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.40

Letter of Guarantee, dated January 7, 2014, in favor of China Shipbuilding Trading Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1358 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.41

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.42

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1384 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.43

Irrevocable Letter of Guarantee, dated as of April 3, 2014, in favor of Navig8 Crude Tankers, Inc. by Industrial and Commercial Bank of China Limited, Shanghai Municipal Branch with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.44

Letter of Guarantee, dated April 23, 2014, in favor of Shanghai Waigaoqiao Shipbuilding Co., Ltd. by Navig8 Crude Tankers Inc. with respect to Hull No. H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.45

Irrevocable Letter of Guarantee, dated as of April 11, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0137, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.46

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0137 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.47

Irrevocable Letter of Guarantee, dated as of April 13, 2014, in favor of Navig8 Crude Tankers, Inc. by Korea Development Bank with respect to Hull No. NTP0138, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.48

Letter of Guarantee, dated March 25, 2014, in favor of HHIC‑PHIL by Navig8 Crude Tankers Inc. with respect to Hull No. NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.49

Corporate Administration Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Asia Pte Ltd, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.50

Project Structuring Agreement, dated as of December 17, 2013, by and between Navig8 Limited and Navig8 DMCC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.51

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. S768, S769, S770 and S771, as amended to include Hull Nos. 2794 and 2795 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.52

Agreement for Plan Approval and Construction Supervision, dated as of December 17, 2013, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. H1355, H1356, H1357 and H1358, as amended to include Hull Nos. H1384 and H1385 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.53

Agreement for Plan Approval and Construction Supervision, dated of March 25, 2014, by and between Navig8 Crude Tankers Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull Nos. NTP0137 and NTP0138 (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.54

Agency Agreement, dated as of November 30, 2012, by and between Unique Tankers LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.55

Option Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.56

Exclusivity Letter Agreement, dated as of November 30, 2012, by and between General Maritime Management LLC and Unipec UK Company Limited (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.57

Pool Participation Agreement, dated as of December 3, 2012, by and between Unique Tankers LLC and General Maritime Corporation (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.58

Variation Agreement, dated as of November 7, 2014, by and among Unipec UK Company Limited, General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.59

Variation Agreement, dated as of March 18, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.60

Variation Agreement, dated as of March 19, 2015, by and between General Maritime Management LLC and Unique Tankers LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.61

Pool Participation Agreement, dated as of June 11, 2015, by and between VL8 Pool Inc. and Genmar Atlas LLC with respect to the “Genmar Atlas” (to be renamed “Gener8 Atlas”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.62

BIMCO Standard Ship Management Agreement, dated as of December 17, 2013, by and between Navig8 Crude Tankers 1 Inc. and Navig8 Shipmanagement Pte Ltd with respect to Hull No. S768, as amended (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.63

Disclosure Letter Agreement, dated as of April 13, 2015, by and among General Maritime Corporation, Navig8 Crude Tankers Inc., VL8 Pool Inc., VL8 Management Inc. and Navig8 Shipmanagement Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.64

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Corporate High Yield Fund VI (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.65

Stock Option Grant Agreement, dated as of July 8, 2014, by and between Navig8 Crude Tankers Inc. and L. Spencer Wells (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.66

Indemnification Agreement, dated as of July 16, 2014, by and between Nicolas Busch and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.67

Indemnification Agreement, dated as of July 16, 2014, by and between Dan Ilany and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.68

Indemnification Agreement, dated as of July 16, 2014, by and between Roger Schmitz and Navig8 Crude Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.69

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Holdings LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.70

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Twin Haven Special Opportunities Fund IV, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.71

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlackRock Funds II, BlackRock High Yield Bond Portfolio (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.72

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation and OCM Marine Holdings TP, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.73

Subscription Agreement, dated as of March 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and BlueMountain Credit Opportunities Master Fund I L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.74

Subscription Agreement, dated as of May 21, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and Houlihan Lokey Capital, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.75

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Partners L.P. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.76

Subscription Agreement, dated as of June 25, 2014, by and among General Maritime Corporation, OCM Marine Holdings TP, L.P. and ARF II Maritime Equity Co‑Investors LLC (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.77

Letter of Intent, dated as of May 6, 2015, by and between Korea Trade Insurance Corporation and Citibank NA, London Branch (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.78

Letter of Interest, dated as of May 4, 2015, by and between The Export‑Import Bank of Korea and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.79

Letter of Interest for Buyer’s Credit Insurance, dated as of May 8, 2015, by and between China Export & Credit Insurance Corporation and Citibank NA (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.80

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Argus LLC with respect to the “Genmar Argus” (to be renamed “Gener8 Argus”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.81

Pool Participation Agreement, dated as of June 11, 2015, by and between V8 Pool Inc. and GMR Strength LLC with respect to the “Genmar Strength” (to be renamed “Gener8 Pericles”) (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.82

Commitment Letter, dated as of June 12, 2015, by and among Nordea Bank Finland plc, New York Branch, Citibank, N.A., DNB Markets, Inc., DNB Capital LLC, DVB Bank SE, Skandinaviska Enskilda Banken AB (publ) and Gener8 Maritime, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.83

Variation Agreement, dated as of June 12, 2015, by and between VLCC Acquisition I Corporation and Scorpio Tankers Inc. (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.84

Disclosure Letter Agreement, dated June 12, 2015, by and among Gener8 Maritime, Inc., Navig8 Limited, VL8 Pool Inc., V8 Pool Inc., VL8 Management Inc. and Navig8 Asia Pte Ltd (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)

10.85

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Peter C. Georgiopoulos (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.86

Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime, Inc. and Sean Bradley (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.87

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Leonard J. Vrondissis (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.88

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and John P. Tavlarios (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.89

Amendment to the Employment Agreement, dated as of June 22, 2012, by and between Gener8 Maritime Corporation and Milton H. Gonzales (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.90

Form of Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S‑1, Registration No. 333‑204402)**

10.91

Credit Agreement, dated as of September 3, 2015, among Gener8 Maritime, Inc., as Parent, Gener8 Maritime Subsidiary II Inc., as Borrower, various lenders party thereto and Nordea Bank Finland PLC, New York Branch, as Facility Agent and Collateral Agent. (Incorporated by reference to the Company’s current report on Form 8‑K, filed on September 17, 2015)

10.92

Amendment No. 4 and Consent to the Note and Guarantee Agreement, dated as of September 8, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on September 17, 2015)

10.93

Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co‑ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co-ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on September 17, 2015)

10.94

Credit Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc. as Parent, Gener8 Maritime Subsidiary VII Inc. as Borrower, the lenders party thereto, and Citibank, N.A., New York Branch as Facility Agent and Collateral Agent (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on October 27, 2015)

10.95

Amendment No. 5 and Consent to the Note and Guarantee Agreement, dated as of October 21, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on October 27, 2015)

10.96

Shipbuilding Contract Novation Agreement dated September 2, 2015 by and between Daewoo Shipbuilding & Marine Engineering Co., Ltd., as Builder, STI Glasgow Shipping Company Limited, as Original Buyer and Gener8 Neptune LLC, as New Buyer to Shipbuilding Contract, dated December 13, 2013 by and between STI Glasgow Shipping Company Limited and Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.97

Corporate Guarantee, dated as of September 2, 2015 by Gener8 Maritime, Inc. in favor of Daewoo Shipbuilding & Marine Engineering Co., Ltd. with respect to Hull No. 5404 (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.98

Supplemental Letter, dated as of September 7, 2015, by The Export-Import Bank of Korea, in respect of Irrevocable Stand By Letter of Credit, dated as of December 17, 2013, in favor Gener8 Neptune LLC by The Export-Import Bank of Korea (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.99

Pool Participation Agreement, dated as of September 3, 2015, by and between VL8 Pool Inc. and Gener8 Neptune LLC with respect to the “Gener8 Neptune” (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.100

Pool Participation Agreement, dated as of October 22, 2015, by and between VL8 Pool Inc. and Gener8 Strength LLC with respect to the “Gener8 Strength” (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q filed November 13, 2015)

10.101

Amending and Restating Deed, dated as of June 29, 2016, by and among the Parent Guarantor, GNRT Sub VII, the Original Owner Guarantors, the Global Co‑Ordinators, the Bookrunner, the ECA Agent, the Facility Agent, the Security Agent, CEXIM, the Mandated Lead Arrangers, the Lenders, the Hedge Counterparties and the companies listed therein as additional owner guarantors (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on June 30, 2016)

10.102

Amendment No. 6 to the Note and Guarantee Agreement, dated as of December 2, 2015, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 7, 2015)

10.103

Pool Participation Agreement, dated as of December 18, 2015, by and between VL8 Pool Inc. and Gener8 Andriotis LLC with respect to the “Gener8 Andriotis” (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.104

Supplemental Agreement entered into on December 28, 2015 to the Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc. as Borrower; The Companies listed in Part A of Schedule 1 as joint and several Owner Guarantors and joint and several Hedge Guarantors; Gener8 Maritime, Inc. as Parent Guarantor; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch as Global Co-ordinators; Citibank, N.A. as Bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch as Mandated Lead Arrangers; The Banks and Financial Institutions listed in Part B of Schedule 1 as Original Lenders; The Banks and Financial Institutions listed in Part C of Schedule 1 as Hedge Counterparties; Citibank, N.A., London Branch as ECA Co‑ordinator and ECA Agent; and Nordea Bank Finland Plc, New York Branch as Facility Agent and Security Agent. (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.105

Amendment No. 7 and Waiver to the Note and Guarantee Agreement, dated as of February 17, 2016, among Gener8 Maritime, Inc., Gener8 Maritime Subsidiary V Inc. and the Purchasers party thereto (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.106

Shipbuilding Contract Novation Agreement dated January 8, 2016 by and between Hyundai Samho Heavy Industries Co., Ltd., as Builder, STI Cavaliere Shipping Company Limited, as Original Buyer and Gener8 Constantine LLC, as New Buyer to Shipbuilding Contract, dated December 20, 2013 by and between STI Cavaliere Shipping Company Limited and Hyundai Samho Heavy Industries Co., Ltd., with respect to Hull No. S777 (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.107

Performance Guarantee, dated as of January 8. 2016 by Gener8 Maritime, Inc. in favor of Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S777 (Incorporated by reference to the Company’s Annual Report on Form 10‑K, filed on March 21, 2016)

10.108

Form of Indemnification Agreement between Gener8 Maritime, Inc. and each of its directors and executive officers (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on March 6, 2017)**

10.109

Form of 2016 Director Restricted Stock Unit Agreement Pursuant to the Gener8 Maritime, Inc. 2012 Equity Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2017)**

10.110

Form of Stock Option Agreement with respect to grants of options to purchase common stock of the Company pursuant to the Company’s 2012 Equity Incentive Plan, (as amended and restated, effective June 22, 2015) (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on January 9, 2017)**

10.111

Agreement dated November 28, 2016 by and between Gener8 Maritime Subsidiary Inc., as Buyer and Hyundai Samho Heavy Industries Co., LTD., as Builder to amend the Shipbuilding Contract, dated as of December 12, 2013, by and between Navig8 Crude Tankers, Inc., and Hyundai Samho Heavy Industries Co., Ltd. with respect to Hull No. S771 (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 13, 2017)

10.112

Amendment No. 1, dated October 20, 2016, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on November 14, 2016)

10.113

Amendment No. 2, dated March 24, 2017, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co-ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2017)

10.114

Amendment No. 3, dated as of June 1, 2017, to the Facility Agreement, dated as of August 31, 2015, among Gener8 Maritime Subsidiary VIII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Gener8 Maritime Subsidiary V Inc. as Shareholder; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as global co‑ordinators; Citibank, N.A. and Nordea Bank Finland Plc, New York Branch, as bookrunners; Citibank, N.A., London Branch as ECA co‑ordinator and ECA agent; Nordea Bank Finland Plc, New York Branch as commercial tranche co-ordinator; Nordea Bank Finland Plc, New York Branch as facility agent; Nordea Bank Finland Plc, New York Branch as security agent; The Export-Import Bank of Korea; the commercial tranche bookrunners party thereto; the mandated lead arrangers party thereto; the lead arrangers party thereto; the banks and financial institutions named therein as original lenders; and the banks and financial institutions named therein as hedge counterparties. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on August 7, 2017)

10.115

Amendment Agreement, dated as of September 26, 2017, to the Shipbuilding Contract, dated as of March 25, 2014, among Gener8 Maritime Subsidiary Inc. and HHIC-Phil Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on November 9, 2017)

10.116

Outstanding Works Agreement, dated as of September 26, 2017, among Gener8 Maritime Subsidiary Inc. and HHIC-Phil Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on November 9, 2017)

10.117

Second Supplemental Agreement, dated as of November 8, 2017, to the Facility Agreement, dated as of November 30, 2015, among Gener8 Maritime Subsidiary VII Inc., as Borrower; the Owner Guarantors and Hedge Guarantors listed therein; Gener8 Maritime, Inc., as Parent Guarantor; Citibank, N.A. and Nordea Bank AB Bank AB (publ), New York Branch, as global co-ordinators; Citibank, N.A. as bookrunner; Citibank, N.A., The Export-Import Bank of China and Bank of China, New York Branch, as mandated lead arrangers; the banks and financial institutions named therein as original lenders; the banks and financial institutions named therein as hedge counterparties; Citibank, N.A., London Branch, as ECA co-ordinator and ECA agent; and Nordea Bank Finland Plc, New York Branch, as facility agent and security agent. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, filed on November 9, 2017)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Gener8 Maritime, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

99.1	Redemption Pricing Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.2	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.3	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.4	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
101

The following materials from Gener8 Maritime, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements

101. INS XBRL Instance Document.

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

GENER8 MARITIME, INC.

Date:	March 15, 2018	By:	/s/ Leonard J. Vrondissis
			Name:	Leonard J. Vrondissis
			Title:	Chief Financial Officer, Secretary and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
Peter C. Georgiopoulos

/s/ Leonard J. Vrondissis	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018
Leonard J. Vrondissis

/s/ Ethan Auerbach	Director	March 15, 2018
Ethan Auerbach

/s/ Nicolas Busch	Director	March 15, 2018
Nicolas Busch

/s/ Adam Pierce	Director	March 15, 2018
Adam Pierce

/s/ Roger Schmitz	Director	March 15, 2018
Roger Schmitz

/s/ Steven D. Smith	Director	March 15, 2018
Steven D. Smith