Form 10-K/A
period 2017-12-31
Gener8 Maritime, Inc.
filed 2018-04-30
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 15, 2018, Gener8 Maritime, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Form 10-K/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name	Age	Class	Position
Peter C. Georgiopoulos	56	III	Chairman, Chief Executive Officer and Director
Nicolas Busch	42	III	Director
Adam Pierce	38	III	Director
Roger Schmitz	35	II	Director
Steven D. Smith	58	II	Director
Ethan Auerbach	37	I	Director

Class III Directors — Terms expiring at the third annual meeting of shareholders following the Company’s 2015 IPO

Peter C. Georgiopoulos—Peter C. Georgiopoulos has served as our Chairman and Chief Executive Officer since May 2015 and as our Chairman from December 2008 to May 2015. Prior to that, he served as Chairman and CEO of General Maritime Corporation, now a subsidiary of the Company, and its predecessors from its inception in 1997. From 1991 to 1997, Mr. Georgiopoulos was the principal of Maritime Equity Management LLC (“MEM”), a ship-owning and investment company which he founded in 1991. From 1990 to 1991, he was affiliated with Mallory Jones Lynch & Associates, an oil tanker brokerage firm. From 1987 to 1990, Mr. Georgiopoulos was an investment banker at Drexel Burnham Lambert. Prior to entering the investment banking business, he had extensive experience in the sale, purchase and chartering of vessels while working for ship owners in New York and Piraeus, Greece. Mr. Georgiopoulos is a member of the American Bureau of Shipping. From 2006 to 2017, Mr. Georgiopoulos was Chairman and a director of Aegean Marine Petroleum Network Inc. (“Aegean”), which is listed on the NYSE. From 2010 to 2015, Mr. Georgiopoulos was Chairman and a director of Baltic Trading Ltd. From 2004 to 2016, Mr. Georgiopoulos was Chairman and a director of Genco Shipping & Trading Limited (“Genco”), which is listed on the NYSE. He also holds an MBA from Dartmouth College. As a result of these and other professional experiences, we believe Mr. Georgiopoulos possesses knowledge and experience regarding our history and operations, the shipping industry, finance and capital markets that strengthen the Board’s collective qualifications, skills and experience.

Nicolas Busch—Nicolas Busch has served as one of our directors since the consummation of the 2015 Merger on May 7, 2015. Mr. Busch began his career at Glencore in 2000, where he headed the freight derivatives desk. In 2003, he left Glencore and co-founded FR8, a tanker freight trading company. Following the sale of his majority stake in FR8 in 2007, Mr. Busch co-founded Navig8 Group, where he is currently a director. Mr. Busch was a director of Navig8 Crude prior to the consummation of the 2015 Merger on May 7, 2015 and is currently a director of Navig8 Chemical Tankers, Inc.  As a result of these and other professional experiences, we believe Mr. Busch possesses knowledge and experience regarding our history and operations, and the shipping and international oil industries that strengthen the Board’s collective qualifications, skills and experience.

Adam Pierce—Adam Pierce has served as one of our directors since May 17, 2012. Mr. Pierce is a Managing Director with Oaktree Capital Management, L.P. in Los Angeles where he leads the Global Principal Group’s Natural Resources investment efforts. Prior to joining Oaktree in 2003, Mr. Pierce served as a Financial Analyst in the Investment Bank at JP Morgan Chase & Co., gaining experience on a range of advisory and financing assignments. Prior thereto, he worked for Goldman, Sachs & Co. Mr. Pierce received a B.A. degree in Economics with a focus on Business Administration from Vanderbilt University. Mr. Pierce has served on the boards of numerous companies, including Crimson Exploration Inc. (now Contango Oil & Gas Co.), Maritime Equity Partners, and DNA Diagnostics. He currently serves as a Director of Caerus Oil and Gas LLC and Floatel International Ltd. As a result of these and other professional experiences, we believe Mr. Pierce possesses knowledge and experience regarding banking, finance and capital markets that strengthen the Board’s collective qualifications, skills and experience.

Class II Directors— Terms expiring at the third succeeding annual meeting of shareholders from the 2017 annual meeting of shareholders

Roger Schmitz—Roger Schmitz has served as one of our directors since the consummation of the 2015 Merger on May 7, 2015 and previously served as a director of Navig8 Crude Tankers, Inc. until the consummation of the 2015 Merger. Mr. Schmitz is a Partner at Smith Cove Capital Management LP, where he focuses on investment opportunities across credit and equity markets. From 2006 to 2016, Mr. Schmitz worked for Monarch Alternative Capital LP, where he was a Managing Principal responsible for evaluating investment opportunities in a wide variety of corporate and sovereign situations, both domestically and internationally, including the shipping industry. Prior to joining Monarch, Mr. Schmitz was an analyst in the Financial Sponsors Group at Credit Suisse, where he focused on leveraged finance. He received an A.B., cum laude, in Economics from Bowdoin College. Mr. Schmitz currently serves as a director of Star Bulk Carriers Corp. As a result of these and other professional experiences, we believe Mr. Schmitz possesses knowledge and experience regarding banking, general business and finance that strengthen the Board’s collective qualifications, skills and experience.

Steven D. Smith—Steven D. Smith has served as one of our directors since January 2014. Mr. Smith is the Managing Partner of Aurora Resurgence (“Resurgence”). Prior to joining Resurgence, Mr. Smith held a variety of leadership positions at UBS Investment Bank, including Global Head of Restructuring, Global Head of Leverage Finance and Americas Head of Financial Sponsors. He also served on the Americas Executive Committee and Global Management Committee. Before joining UBS in 2001, Mr. Smith was a Managing Director at Credit Suisse and DLJ, where he was a member of the restructuring and leveraged finance groups. Mr. Smith began his career in leveraged finance and restructuring as an associate at Latham & Watkins, LLP. Mr. Smith received a BA in English and American Literature from the University of California, San Diego and a JD/MBA from UCLA. He served as a judicial clerk on the Ninth Circuit Court of Appeals following his graduation from UCLA. He is also currently a director of TOPS Inc. and Landcare Inc. As a result of these and other professional experiences, we believe Mr. Smith possesses knowledge and experience regarding banking, finance and capital markets that strengthen the Board’s collective qualifications, skills and experience.

Class I Directors — Terms expiring at the third succeeding annual meeting of shareholders from the 2016 annual meeting of shareholders

Ethan Auerbach—Ethan Auerbach has served as one of our directors since February 2013. Mr. Auerbach is the Managing Partner of Seafield Capital Management LP, a private investment firm founded in 2017. Mr. Auerbach is also a Retired Partner and former Portfolio Manager of BlueMountain Capital Management LLC, where he was employed from 2008 to 2017. Prior to joining BlueMountain in 2008, Mr. Auerbach was an investment analyst at Marathon Asset Management. Before Marathon, Mr. Auerbach was in the New Products Group at Goldman Sachs where he focused on capital markets. Mr. Auerbach began his career at UBS where he worked on the mortgage derivatives trading desk. Mr. Auerbach graduated from Cornell University where he earned a Bachelor’s Degree in Computer Science and Economics. As a result of these and other professional experiences, we believe Mr. Auerbach possesses knowledge and experience regarding banking, finance and capital markets that strengthen the Board’s collective qualifications, skills and experience.

Corporate Governance

Governance Guidelines. All of the Company’s corporate governance materials, including the Corporate Governance Guidelines adopted by the Board, which includes the criteria used in determining director independence and qualifications for directors, and current copies of its Board committee charters, are published on the Corporate Governance page of the Investors section of the Company’s website at www.gener8maritime.com. These materials are also available in print to any shareholder upon request. The Board regularly reviews corporate governance developments and modifies its Governance Guidelines and committee charters as warranted. Any modifications are reflected on the Company’s website.

Director Independence. It is the Board’s objective that a majority of the Board consist of independent directors. For a director to be considered independent, the Board must determine that the director does not have any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The Board follows the criteria set forth in Section 303A of the NYSE Listed Company Manual to determine director independence. The Company’s independence criteria are set forth in Section II of its Corporate Governance Guidelines. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

In accordance with the SEC rules and NYSE listing rules, each of our Audit, Compensation and Nominating and Corporate Governance committees is currently comprised solely of independent directors. Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their director compensation. The four independent directors of the Company are Ethan Auerbach , Adam Pierce, Roger Schmitz and Steven D. Smith.

Current director Adam Pierce, an employee of Oaktree Capital Group, LLC, (“Oaktree”) a NYSE-listed investment management company and shareholder of the Company, who was previously determined to be not independent, was deemed by the Board to be independent under the NYSE listing standards in 2017. The Board considered that fees related to bunker supply contracts were paid by the Company to Oaktree in 2015. The Board did not believe that these transactions would impair Mr. Pierce’s ability to act independently of management.

Committees of the Board of Directors. The Audit Committee members are Ethan Auerbach, Roger Schmitz and Steven D. Smith, all of whom qualify as independent under the listing requirements of the NYSE and are financially literate. Mr. Smith is a financial expert as defined under Item 407(d)(5)(ii) of Regulation S-K. Please refer to Mr. Smith’s biographical information under the heading “Class II Directors” for his relevant experience. The Compensation Committee members are Ethan Auerbach, Adam Pierce and Steven D. Smith. The Nominating and Corporate Governance Committee members are Roger Schmitz and Steven D. Smith.

Code of Ethics. All directors, officers, employees and agents of the Company must act ethically at all times and in accordance with the policies set forth in the Company’s Code of Ethics. Under the Company’s Code of Ethics, the Board will only grant waivers for a director or an executive officer in limited circumstances and where circumstances would support a waiver. Such waivers may only be made by the Audit Committee.

The Company’s Code of Ethics is available on the Company’s website at www.gener8maritime.com and is available in print to any shareholder upon request. The Company intends to provide any disclosures regarding the amendment or waiver of its Code of Ethics on its website.

Communicating Concerns to Directors. Shareholders and other interested parties desiring to communicate directly with the Board, with the non-management directors individually or as a group, or with any individual director may do so in writing addressed to the intended recipient(s), c/o Leonard J. Vrondissis, Secretary, Gener8 Maritime, Inc., 299 Park Avenue, 2nd Floor, New York, New York 10171. Once the communication is received by the Secretary, the Secretary reviews the communication. Communications that comprise advertisements, solicitations for business, requests for employment, requests for contributions or other inappropriate material will not be forwarded to the Board or our directors. Other communications are promptly forwarded to the addressee.

Executive Sessions

To assure free and open discussion and communication among the non-management and/or independent directors, the non-management and/or independent directors will seek to meet at least annually and may meet as the non-management and/or independent directors deem appropriate. The presiding director at any executive session with the non-management or independent directors will be selected by a majority of the non-management or independent directors (as applicable) present at the meeting.

MANAGEMENT

Executive Officers and Other Key Personnel

The following table sets forth certain information with respect to the Company’s executive officers (other than Peter C. Georgiopoulos, for whom information is set forth above under the heading “Directors and Executive Officers of the Company”).

Executive Officers

Name	Age	Title
John P. Tavlarios	56	Chief Operating Officer and Executive Vice President
Leonard J. Vrondissis	40	Chief Financial Officer, Executive Vice President and Secretary
Milton H. Gonzales, Jr.	64	Manager and Technical Director of Gener8 Maritime Management LLC
Sean Bradley	41	Manager and Commercial Director of Gener8 Maritime Management LLC

John P. Tavlarios—John P. Tavlarios has served as our Chief Operating Officer since the closing of the 2015 Merger on May 7, 2015. He previously served as one of our directors and as our President from December 2008 until May 7, 2015, and as Chief Executive Officer from July 2011 until May 7, 2015. He previously served as a director of General Maritime Corporation from May 2001 until December 2008. He served as the President and Chief Operating Officer of General Maritime Corporation from May 2001 until December 2002. Following our internal reorganization, which took effect in December 2002, through December 2008, he served as the Chief Executive Officer of our tanker operating subsidiary, Gener8 Maritime Management LLC (“GMM”). From its inception in 1997 to January 2000, Mr. Tavlarios served as Executive Vice President of General Maritime Corporation. From 2006 to 2017, he served as a director of Aegean. From 1995 to 1997, he was affiliated with MEM, a ship-owning and investment company, where he served as Director of Marine Operations. From 1992 to 1995, Mr. Tavlarios was President and founder of Halcyon Trading Company, a consulting firm specializing in international business development with a particular emphasis on the international oil industry. From 1984 to 1992, he was employed by Mobil Oil Corporation, spending most of his tenure in the Marine Operations and the Marketing and Refining divisions. Prior to 1984, Mr. Tavlarios was involved in his family’s shipping business, assisting in marine operations. Mr. Tavlarios is a member of the American Bureau of Shipping, the DNV GL North American Committee, the Skuld board of directors and the Board of Trustees of the Seaman’s Church Institute.

Leonard J. Vrondissis—Leonard J. Vrondissis has served as our Chief Financial Officer since February 2013, as our Executive Vice President since May 2012 and as our Secretary since December 2015. Mr. Vrondissis served as our Secretary and Treasurer from May 2012 to February 2013. Prior to that, Mr. Vrondissis served as our Vice President—Finance from January 2007 to May 2012. Mr. Vrondissis joined our Finance Department in 2001. Mr. Vrondissis is also Treasurer of MEM, an entity controlled by Peter C. Georgiopoulos.

Milton H. Gonzales, Jr.—Milton H. Gonzales, Jr. has served as Manager and Technical Director of GMM since February 2009 and as Maritime Compliance Officer of GMM since April 2009. Prior to that, he served as Senior Vice President—Technical Operations of GMM from August 2005 through February 2009, and as Vice President—Technical Operations from 2004 to 2005. From 2000 to 2004, Mr. Gonzales was Vice President—Marine and Technical Operations of Cunard Line Limited Cruise Company. Prior to that, Mr. Gonzales worked at Sea-Land Service for 14 years. Mr. Gonzales is a member of the American Bureau of Shipping, Lloyd’s Register North American

Advisory Committee and the Marshall Islands’ Registry Quality Council.

Sean Bradley—Sean Bradley has served as Manager and Commercial Director of GMM since May 2012. Prior to that, he served as the Head of Business Development of GMM from February 2009 through May 2012. From January 2008 to October 2008, Mr. Bradley was Director, Chartering & Freight Trading, Europe, of Teekay Shipping based in London. Prior to that, Mr. Bradley served as the Global Chartering Manager at Eiger Shipping SA, Geneva, a subsidiary of Lukoil International Trading and Supply Company. Mr. Bradley originally joined Lukoil International Trading and Supply Company as a member of its product trading team at Lukoil Pan-Americas LLC in 2003.

Messrs. Georgiopoulos, Tavlarios and Gonzales have each served as executive officers of the Company prior to and during the Company’s Chapter 11 cases in 2011 and 2012.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer (collectively, the “named executive officers”).

Our named executives for fiscal year 2017 were as follows:

Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director
John P. Tavlarios	Chief Operating Officer and Executive Vice President
Leonard J. Vrondissis	Chief Financial Officer, Executive Vice President and Secretary

 Detailed compensation information for each of the named executives is presented in the tables following this discussion in accordance with SEC rules.

Compensation Committee Interlocks and Insider Participation

Since March 19, 2018, the Compensation Committee consists of Adam Pierce, Roger Schmitz and Steven D. Smith. No interlocking relationship exists between any of Gener8 Maritime’s executive officers or members of Gener8 Maritime’s Board or Compensation Committee and any other company’s executive officers, board of directors or compensation committee.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Peter C. Georgiopoulos	2017	$750,000	$1,125,000	$—	$—	$23,916	$1,898,916
Chairman, Chief Executive Officer and Director	2016	$750,000	$—	$—	$1,235,000	$21,186	$2,006,186

Leonard J. Vrondissis	2017	$425,000	$575,000	$—	$—	$23,916	$1,023,916
Chief Financial Officer, Executive Vice President and Secretary	2016	$425,000	$475,000	$—	$61,750	$21,186	$982,936

John P. Tavlarios	2017	$550,000	$350,000	$—	$—	$35,006	$935,006
Chief Operating Officer and Executive Vice President	2016	$550,000	$350,000	$—	$—	$32,276	$932,276

  Column (e): Stock Awards

The amounts in this column reflect the aggregate grant date fair value of restricted stock units awarded computed in accordance with FASB ASC Topic 718. The actual amount realized by the named executive will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

Column (f): Option Awards

The amounts in this column reflect the aggregate grant date fair value of options awarded computed in accordance with FASB ASC Topic 718 using the following assumptions: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executive will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

Restricted Stock Units

In 2015, in connection with the Company’s initial public offering (“IPO”), we granted members of management restricted stock units (“RSUs”) in respect of 1,663,660 shares of our common stock pursuant to our 2012 Equity Incentive Plan, as amended, including RSUs in respect of 1,081,379 shares of our common stock to Mr. Georgiopoulos, RSUs in respect of 207,958 shares of our common stock to Mr. Vrondissis and RSUs in respect of 133,093 shares of our common stock to Mr. Tavlarios.

The RSUs of each named executive vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to the named executive remaining employed with us through the applicable vesting date for such increment, provided that, upon the consummation of an initial public offering, the second increment originally scheduled to vest in December 2015 vested immediately on June 30,

2015. If the effective time of the Merger occurs prior to December 1, 2018, all outstanding RSUs will become fully vested and will be terminated and cancelled, and will be automatically exchanged for the right to receive ordinary shares of Euronav as part of the Merger Consideration. The shares for the first two vesting increments were issued within three business days after December 3, 2015 and the shares for the remaining vesting increments were issued and are expected to be issued within a similar short period of time following the vesting date for each of such increments. The RSUs of the named executives provide that, upon any termination of a named executive’s employment by us without cause, by him for good reason, or as a result of the non-extension of his employment agreement by us, he will be entitled to 12 months of accelerated vesting (covering all increments scheduled to vest within 12 months of the date of such termination and a pro rata portion of the next increment). The RSUs of the named executives also vest in full in the event of any termination of a named executive’s employment due to death or disability or in the event of a change of control as defined in our 2012 Equity Incentive Plan, as amended. Except with respect to the foregoing accelerated vesting, any unvested RSUs of the named executives are expected to be forfeited upon the termination of a named executive’s employment.

Prior to the vesting of any RSUs, a named executive is entitled to receive payments from us of the equivalent of any dividends or other distributions declared and paid by us on our common stock with respect to the common stock for his vested and unvested RSUs at the same time and in the same form (cash or non-cash) that such dividends or distributions are paid to shareholders on our common stock; provided that distributions on unvested RSUs will be placed into escrow until such time as they become payable or are forfeited.

Under the terms of RSU grant agreements, each of Messrs. Georgiopoulos, Tavlarios and Vrondissis is subject to the confidentiality, noncompetition, nonsolicitation, noninterference and nondisparagement restrictions set forth in their respective employment agreement. The RSU grant agreements provide that in the event any of Messrs. Georgiopoulos, Tavlarios and Vrondissis materially violates any such restrictions and fails to cure such violation, the unvested portion of his outstanding RSUs will be forfeited.

The RSU grant agreements contain restrictions on transfers, pledges and attachment of the RSUs. Messrs. Georgiopoulos, Tavlarios and Vrondissis were also required to become a party to the 2015 Shareholders Agreement and Second Amended and Restated Registration Agreement, dated as of May 7, 2015, between us and certain of our shareholders, as a condition to settlement of the RSUs.

Option Awards

On January 5, 2017, Messrs. Georgiopoulos and Vrondissis each were granted awards of stock options (“Stock Options”) pursuant to our 2012 Equity Incentive Plan, as amended. Mr. Georgiopoulos received Stock Options to purchase 500,000 shares of common stock. Mr. Vrondissis received Stock Options to purchase 25,000 shares of common stock. The Stock Options are exercisable at an exercise price of $4.69 per share of common stock, which is equal to the closing trading price of the Company’s common stock on the NYSE on January 5, 2017.

The Stock Options were fully vested upon grant and expire on January 5, 2024. At the effective time of the Merger, each then outstanding Stock Option will terminate and be canceled in exchange for the right to be paid an amount in cash equal to the product of (i) the number of shares of Company common stock subject to such Stock Option and (ii) the excess, if any, of the per share Merger consideration paid to Company stockholders over the exercise price applicable to such shares of Company common stock subject to such Stock Option.

In the event a recipient’s employment is terminated in connection with certain events, the Stock Options expire on the following dates: (i) in the case of termination due to death or disability, one year after the date of termination of employment; (ii) in the case of termination by us without cause, including by our election not to extend a recipient’s employment agreement, or termination by the recipient for good reason as set forth in the recipient’s employment agreement, one year after the date of termination of employment; (iii) in the case of termination by the recipient without good reason, including by the recipient’s election not to extend his employment agreement, 90 days after the date of termination of employment; (iv) in the case of termination by us for cause, the date of such termination.

Executive Employment Agreements

We have employment agreements with our named executives which are described below.

Peter C. Georgiopoulos

On June 22, 2015, we entered into an employment agreement with Peter C. Georgiopoulos for a term of two years and provides for automatic renewal for additional one year terms, unless he or we terminate the agreement on at least 90 days’ notice prior to the expiration of the then-current term. Pursuant to the agreement, Mr. Georgiopoulos will serve as our Chairman of the Board and Chief Executive Officer and be entitled to a base salary of not less than $750,000 per annum. Mr. Georgiopoulos’ agreement provides for an annual discretionary cash bonus, based on a target of 150% of his base salary and upon the attainment of pre-established annual performance goals established by the Board or any committee thereof after consultation with him. Pursuant to the agreement, Mr. Georgiopoulos received a grant of RSUs in respect of 1,081,379 shares of our common stock pursuant to a separate grant agreement made under our 2012 Equity Incentive Plan, as amended.

The agreement requires Mr. Georgiopoulos to devote at least 50% of his business time to his duties with us, provided that he will not be prevented from continuing his involvement with certain other businesses with which he is currently involved, including Maritime Equity Management LLC, Aegean Marine and Chemical Transportation Group Ltd. Mr. Georgiopoulos is required to direct to us any business opportunities involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations). The agreement provides that Mr. Georgiopoulos will have no fiduciary, contractual or other obligation to direct to us any business opportunity not involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations).

The agreement provides that upon termination of Mr. Georgiopoulos’ employment (including termination by reason of non-renewal) by us without cause or by him for good reason, in each case as defined in the agreement, Mr. Georgiopoulos will be entitled to any unpaid salary and earned and unpaid bonus for the most recent performance period, plus certain accrued vacation and employee benefits, in each case through the date of termination, plus a payment (in 12 equal monthly installments following such termination) equal to the sum of two times base salary at the date of termination and two times target bonus for our last completed fiscal year. In these circumstances, Mr. Georgiopoulos is also expected to be entitled to continued participation in our group health plan for himself and his dependents for a period of 18 months.

The agreement provides that:

•                  In the event of termination of Mr. Georgiopoulos’ employment due to his death, we will pay him or his estate any unpaid salary and earned and unpaid bonus for the most recent performance period, plus certain accrued vacation and employee benefits, in each case through the date of termination, plus a pro rata bonus for the year of termination.

•                  In the event of termination of Mr. Georgiopoulos’ employment on account of disability, by him other than for good reason or as a result of his non-extension of the agreement, we will pay him any unpaid salary and earned and unpaid bonus for the most recent performance period, plus certain accrued vacation and employee benefits, in each case through the date of termination, along with any disability benefits for which he may qualify.

•                  In the event Mr. Georgiopoulos’ employment is terminated by us for cause, we will pay him any unpaid salary through the date of termination, plus certain accrued vacation and employee benefits.

Under his agreement, Mr. Georgiopoulos has agreed to protect our confidential information and not to solicit our employees for other employment or our customers for 12 months after termination. He has also agreed not to engage in certain competitive activities involving the international maritime transportation of crude oil or refined products derived from crude oil (excluding bunkering operations) for 12 months after the termination of his employment with us. Certain amounts payable, and certain benefits and other rights of Mr. Georgiopoulos under the agreement are expected to be subject to his delivery and non-revocation of a general release in our favor. Mr. Georgiopoulos is also subject to certain confidentiality, noncompetition, nonsolicitation, noninterference, nondisparagement and certain other obligations under the agreement. The agreement provides that any severance being paid to Mr. Georgiopoulos pursuant to the agreement or otherwise will cease in the event of any material willful violation by him of such obligations.

Leonard J. Vrondissis and John P. Tavlarios

We entered into employment agreements with Messrs. Vrondissis and Tavlarios on May 17, 2012 and amendments to these agreements on June 22, 2015. Each of these agreements, as amended, is for a term of eighteen months, with provisions for automatic renewals for additional terms of one year each, unless we or the named executive terminates the agreement upon at least ninety days’ prior notice. Under these agreements, as amended:

•                  Mr. Vrondissis will serve as Chief Financial Officer and Mr. Tavlarios will serve as Chief Operating Officer;

•                  Mr. Vrondissis is entitled to a base salary of not less than $425,000 and Mr. Tavlarios is entitled to a base salary of not less than $550,000 per annum; in addition, each of Messrs. Vrondissis and Tavlarios is entitled to annual discretionary cash bonuses based upon the attainment of pre-established annual performance goals established by the Board or any committee thereof after consultation with Messrs. Vrondissis and Tavlarios, respectively, with each of Messrs. Vrondissis and Tavlarios having a target bonus of 100% of his base salary; and

•                  if any of the executives is terminated without cause or resigns for good reason, or we do not extend the term of his employment pursuant to the employment agreement other than for cause, then such executive will be entitled to specific payments and benefits, including the continuation of his base salary at the time of such termination or non-extension for a variable amount of time specific to the particular executive (18 months for Mr. Tavlarios, unless the termination of his employment is in connection with a change in control of the Company, in which case, 24 months and 12 months for Mr. Vrondissis). Each of Messrs. Vrondissis and Tavlarios is also entitled to specific payments and benefits in the event of other terminations of employment, consisting of salary, bonus and benefits that had accrued as of the date of termination, except that in the event of a termination for cause, the executive would not receive any accrued bonus.

Under these agreements, each of Messrs. Vrondissis and Tavlarios has agreed to protect our confidential information during the term of his employment and at all times thereafter, and not to solicit our employees for other employment during the term of such executive’s employment and for six months after termination. Each executive has also agreed not to engage in certain defined competitive activities described in his agreements during the term of his employment and for a period of time after the termination of his employment with us (18 months for Mr. Tavlarios after the termination of his employment, provided that in the event he is entitled to enhanced severance due to termination in connection with a change in control, the number of months is 12, and six months for Mr. Vrondissis). The provisions regarding competitive activities will only apply to Mr. Tavlarios for one year following a change of control.

Merger-Related Employment Matters

The Merger Agreement permits Company to enter into the following compensation arrangements with its directors and officers. Mr. Georgiopoulos will receive, in addition to any severance payments to which he is entitled under his existing agreements with the Company, a transaction bonus of $3,250,000 upon closing of the Merger (subject to reduction so that the “present value,” as determined under Section 280G of the Internal Revenue Code, of such payments plus any other “parachute payments” under Section 280G of the Internal Revenue Code will not, in the aggregate, exceed one dollar less than three times Mr. Georgiopoulos’ “base amount” as defined in Section 280G of the Internal Revenue Code) and a pro rata bonus for 2018 through the date of his termination based on an annualized amount of $1,125,000. The Company is permitted to enter into a consulting services agreement with Mr. Georgiopoulos terminating on the first anniversary of his termination from the Company under which he will receive base compensation of $750,000 and a bonus of $1,125,000 minus the pro rata bonus described in the previous sentence. The Company is permitted to waive any non-competition provisions in in any agreement between the Company and Mr. Georgiopoulos, as of the signing of the Merger Agreement.

Mr. Vrondissis will receive in addition to any severance payments to which he is entitled under his existing agreements with the Company, a transaction bonus of $2,500,000 upon closing of the Merger. The Company is permitted to enter into a consulting services agreement with Mr. Vrondissis under which he will receive base compensation of $425,000 (annualized) and a bonus equal to the pro rata portion of $575,000 (annualized). The Company is permitted to waive any non-competition provisions in in any agreement between the Company and Mr. Vrondissis, as of the closing of the Merger.

Outstanding Equity Awards at 2017 Fiscal Year-End

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Peter C. Georgiopoulos	216,276	$1,431,747
Leonard J. Vrondissis	41,591	$275,332
John P. Tavlarios	26,618	$176,211

Column (g): Number of Shares or Units of Stock That Have Not Vested

Peter C. Georgiopoulos: Includes the unvested portions of 1,081,379 restricted stock units granted on June 24, 2015, 20% of which vested on June 24, 2015, 20% of which vested on June 30, 2015, 20% of which vested on December 1, 2016, and 20% of which vested on December 1, 2017. The remaining unvested portion will vest on December 1, 2018, or, if earlier, the consummation of the Merger, subject to employment with the Company through the applicable vesting date. The foregoing grant is subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

Leonard J. Vrondissis: Includes the unvested portions of 207,958 restricted stock units granted on June 24, 2015, 20% of which vested on June 24, 2015, 20% of which vested on June 30, 2015, 20% of which vested on December 1, 2016,  and 20% of which vested on December 1, 2017. The remaining unvested portion will vest on December 1, 2018, or, if earlier, the consummation of the Merger, subject to employment with the Company through the applicable vesting date. The foregoing grant is subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

John P. Tavlarios: Includes the unvested portions of 133,093 restricted stock units granted on June 24, 2015, 20% of which vested on June 24, 2015, 20% of which vested on June 30, 2015, 20% of which vested on December 1, 2016, and 20% of which vested on December 1, 2017. The remaining unvested portion will vest on December 1, 2018, or, if earlier, the consummation of the Merger, subject to employment with the Company through the applicable vesting date. The foregoing grant is subject to accelerated vesting under certain circumstances set forth in the relevant grant agreement.

Column (h): Market Value of Shares or Units of Stock That Have Not Vested

The amounts shown in column (h) reflect the market value of unvested restricted stock unit awards based on the closing price of the Company’s common stock on December 31, 2017, which was $6.62 per share.

Non-Employee Director Compensation

For fiscal year 2017, each director of the Company, other than Mr. Georgiopoulos and Mr. Smith, received an annual fee of $60,000, a fee of $15,000 for an Audit Committee Chair assignment, $5,000 for an Audit Committee member assignment, $9,000 for a Compensation Committee Chair assignment, $3,000 for a Compensation Committee member assignment, $6,000 for a Nominating and Corporate Governance Committee Chair assignment, and $2,000 for a Nominating and Corporate Governance Committee member assignment.

On May 16, 2017, Messrs. Auerbach, Busch, Pierce and Schmitz, as members of the Board, were each granted RSUs with respect to 11,214 shares of our common stock in respect of their board service. Such amount represents a grant having a dollar value of $59,995 with an assumed value per share of $5.35 per share, the closing price of our stock on May 15, 2017, with fractional shares rounded down. Such RSUs vest on the earliest of (a) the date of the Company’s next annual meeting of shareholders, (b) the date that is 30 days following the first anniversary of the grant date and (c) the consummation of the Merger, subject to the director’s continued service with the Company through the applicable vesting date.

Gener8 reimburses its directors for all reasonable expenses incurred by them in connection with serving on their respective Board of Directors. The following table summarizes compensation earned by directors other than Mr. Georgiopoulos for the year ended December 31, 2017:

Name of Director (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($) (2) (c)	Total ($) (h)

Ethan Auerbach(3)	$63,000	$60,000	$123,000
Nicolas Busch	$60,000	$60,000	$120,000
Dan Ilany(4)	$68,000	$—	$68,000
Adam Pierce(5)	$60,000	$60,000	$120,000
Roger Schmitz	$67,000	$60,000	$127,000
Steven D. Smith(6)	—	—	—

(1) The amount indicated represents the total fees for service on the Company’s Board of Directors or its committees as set forth above.

(2) The amounts in column (c) reflect the aggregate grant date fair value of restricted stock unit awards computed in accordance with FASB ASC Topic 718. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3) In accordance with Mr. Auerbach’s instructions, all cash compensation for his service as a director in the first quarter of 2017 was paid to his former employer, BlueMountain Capital Management, LLC and/or its affiliates. After Mr. Auerbach’s termination of employment with BlueMountain Capital Management, LLC in 2017, cash compensation for the remaining three quarters of 2017 was paid directly to Mr. Auerbach.

(4) In accordance with Mr. Ilany’s instructions, all cash compensation for his service as a director for 2017 was paid to his employer, Avenue Capital Group and/or its affiliates, and Mr. Ilany agreed to waive all equity compensation for his service as a director for 2017.

(5) In accordance with Mr. Pierce’s instructions, all cash and equity compensation for his service as a director for 2017 was paid or assigned to his employer, Oaktree Capital Management L.P. and/or its affiliates.

(6) Mr. Smith agreed to waive all cash and equity compensation for his service as a director for 2017.

For fiscal year 2018, the foregoing amounts of the annual fee for each director, fees for committee assignments and dollar value on which the non-employee director RSU grants are based will remain the same as in fiscal year 2017.

Equity Compensation Plan Information

The following table provides information about shares that may be issued under our Company’s equity incentive plan as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($)(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	887,613	$4.69	1,682,071

(1) Excludes RSUs because they have no exercise price

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF GENER8 COMMON SHARES

The following table sets forth the beneficial ownership of Gener8 common shares, as of March 27, 2018, held by each person or entity that Gener8 knows beneficially owns 5% or more of Gener8’s common shares and each of Gener8’s executive officers and directors.

Beneficial ownership is determined in accordance with the Commission’s rules. All holders of Gener8 common shares, including the shareholders listed in the table below, are entitled to one vote for each common share held.

On December 20, 2017, we entered into the Merger Agreement with Euronav and Merger Sub. Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into Gener8, with Gener8 continuing its corporate existence as the surviving corporation and as a wholly-owned subsidiary of Euronav. In connection with the Merger Agreement and pursuant to a Voting Agreement, certain significant holders of Gener8 common shares representing approximately 42% of the issued and outstanding shares of Gener8 have agreed, subject to the terms and conditions of such Voting Agreement, to vote all of their Gener8 common shares in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger. In addition, the Proxy Shareholders have agreed to grant Proxies to a representative of an affiliate of such Proxy Shareholders whereby, subject to the terms and conditions in the Proxies, such representative has the authority to direct the vote of Gener8 common shares owned by the Proxy

Shareholders, representing in the aggregate approximately 6% of the issued and outstanding shares of Gener8, at the Special Meeting.

Name	Number of Shares	Percentage Owned(17)
Certain funds managed by Oaktree(1)	13,062,118	15.7%
BlackRock, Inc.(2)	7,968,633	10.7%
BlueMountain Capital Management, LLC(3)	7,842,904	9.4%
Certain funds affiliated with Aurora(4)	6,264,594	7.6%
FMR, LLC(5)	6,233,319	7.5%
Certain funds managed by Avenue Capital Group(6)	5,712,814	6.9%
Executive Officers and Directors:(7)
Peter C Georgiopoulos(8)	1,365,103	1.6%
Leonard J Vrondissis(9)	83,495	*
John P Tavlarios(10)	67,110	*
Milton H Gonzales, Jr(11)	41,944	*
Sean Bradley(12)	41,944	*
Ethan Auerbach(3)(13)	3,228,512	2.9%
Nicolas Busch(14)	9,584	*
Adam Pierce(15)	9,584	*
Roger Schmitz(16)	9,584	*
Steven D Smith(4)	6,264,594	7.6%
All Directors and named executives as a group (10 persons)	11,121,346	13.4%

*          Less than 1% of the outstanding shares of common stock.

(1)  Based on the Schedule 13G/A filed by Oaktree Capital Management, L.P., dated as of February 9, 2018, the shares listed consist of 11,923,244 shares held directly by OCM Marine Holdings TP, L.P. (“OCM Marine”), 1,129,290 shares held directly by Opps Marine Holdings TP, L.P. (“Opps Marine”) and 9,584 shares held directly by OCM FIE, LLC (“OCM FIE”).

The Schedule 13G/A reports that OCM Marine, OCM FIE, OCM Marine GP CTB, Ltd., Oaktree Principal Fund V, L.P., Oaktree Principal Fund V GP, L.P., Oaktree Principal Fund V GP Ltd., Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC, Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC and Oaktree Capital Group Holdings GP, LLC each have sole voting and dispositive power with respect to, and thus may be deemed to indirectly beneficially own, the shares held directly by OCM Marine.

The Schedule 13G/A reports that Opps Marine, OCM FIE, Oaktree Fund GP 2A Ltd., Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC and Oaktree Capital Group Holdings GP, LLC each has sole voting and dispositive power with respect to, and thus may be deemed to indirectly beneficially own, the shares held directly by Opps Marine.

The address of these beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Does not include 11,214 shares which may be issuable in settlement of restricted stock units granted to Adam Pierce on May 16, 2017.

(2)  Based on a Schedule 13G filed by BlackRock, dated as of February 1, 2018, the shares listed consist of 8,884, 887 shares held directly by BlackRock and its subsidiaries, of which such holders have sole voting power as to 8,803,940 shares and sole dispositive power as to 8,884,887 shares.

(3)  Based on the Schedule 13D filed by BlueMountain Capital Management, LLC (“BMCM”), dated as of December 20, 2017, the shares listed consist of 3,069,447 shares beneficially owned by BMCM; 405,334 shares held directly by BlueMountain Kicking Horse Fund L.P. (“BMKH”); 1,179,786 shares held directly by BlueMountain Credit Opportunities Master Fund I L.P. (“BMCO”); 1,589,135 shares held directly by BlueMountain Montenvers Master Fund SCA SICAV-SIF (“BMM”); 58,045 shares held directly by BlueMountain Distressed Master Fund L.P. (“BMD”); 101,020 shares held directly by BlueMountain Summit Trading L.P. (“BMST”); 332,991 shares held directly by BlueMountain Guadalupe Peak Fund L.P. (“BMGP”); 928,882 shares held directly by BlueMountain Timberline Ltd (“BMT”); and 178,264 shares held directly by BlueMountain Strategic Credit Master Fund L.P. (“BMSC”) (collectively, the “BlueMountain Funds”). BlueMountain Capital Management, LLC is the investment manager of each BlueMountain Fund, and has shared voting and dispositive power with respect to the 7,842,904 shares directly owned by the BlueMountain Funds. BlueMountain Kicking Horse Fund GP, LLC (BMKH GP”) has shared voting and dispositive power with respect to the 405,334 shares directly owned by BlueMountain Kicking Horse Fund L.P. Blue Mountain Credit Opportunities GP I, LLC (“BMCO GP”) has shared voting and dispositive power with respect to the 1,179,786 shares held directly by BMCO. BlueMountain Montenvers GP s.à.r.l. (“BMM GP”) has shared voting and dispositive power with respect to the 1,589,135 shares held directly by BMM. BlueMountain Distressed GP, LLC (“BMD GP”) has shared voting and dispositive power with respect to the 58,045 shares held directly by BMD. BlueMountain Summit Opportunities GP II (“BMST GP”) has shared voting and dispositive Power with respect to the 101,020 shares held directly by BMST. BlueMountain Long/Short Credit GP, LLC (“BMGP GP”) has shared voting and dispositive power with respect to the 332,991 shares held directly by BMGP. BlueMountain Strategic Credit GP, LLC (“BMSC GP”) has shared voting and dispositive power with respect to the 178,264 shares held directly by BMSC. BlueMountain GP Holdings, LLC is the sole owner of each of BMKH GP, BMCO GP, BMD GP, BMST GP, BMGP GP and BMSC and has shared voting and dispositive power with respect to 5,324,887 shares directly owned by the BlueMountain Funds.

The address of these beneficial owners is c/o BlueMountain Capital Management, LLC, 280 Park

Avenue, 12th Floor, New York, NY 10017.

(4)   Based on the Schedule 13G filed by Gerald L. Parsky, dated as of January 8, 2018, the shares listed consist of 4,054,054 shares held directly by ARF II Maritime Holdings LLC (“ARF II MH”); 48,378 shares held directly by ARF II Maritime Equity Partners LP (“ARF II MEP”); and 2,162,162 shares held directly by ARF II Maritime Equity Co-Investors LLC (“ARF II ME CO”).

The Schedule 13G reports that (a) Aurora Resurgence Fund II L.P. and Aurora Resurgence Capital Partners II LLC each has sole voting and dispositive power with respect to, and thus may be deemed to beneficially own, the shares directly held by ARF II MH, (b) Aurora Resurgence Advisors II LLC has sole voting and dispositive power with respect to, and thus may be deemed to beneficially own, the shares directly held by ARF II MEP, and (c) Aurora Resurgence Advisors II LLC has sole voting and dispositive power with respect to, and thus may be deemed to beneficially own, the shares directly held by ARF II ME CO.

The Schedule 13G reports that Gerald L. Parsky and Steven D. Smith, who are the managing members of each of Aurora Resurgence Advisors II LLC and Aurora Resurgence Capital Partners II LLC have shared voting and dispositive power with respect to the shares directly held by ARF II MH, ARF II MEP, and ARF II ME CO, and are deemed to share beneficial ownership of these shares. The Schedule 13G reports that each of Gerald L. Parsky and Steven D. Smith disclaim beneficial ownership of any shares held by ARF II MH, ARF II MEP and ARF II ME CO.

The address of these beneficial owners is c/o Aurora Capital Group, 10877 Wilshire Blvd., Suite 2100, Los Angeles, CA 90024.

(5)  Based on the Schedule 13G filed by FMR, LLC, dated as of February 13, 2018, the shares listed are beneficially owned by FIAM LLC and FMR Co., Inc. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer

of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(6)  Based on the Schedule 13D/A filed by Avenue Capital Management II, L.P., dated as of March 26, 2018, Marc Lasry shares the power to vote or to direct the vote and shares the power to dispose or to direct the disposition of 5,712,814 Shares held by certain private funds managed by Avenue Capital Management and Avenue Europe International Management, L.P., a Delaware limited partnership (“Avenue Europe International”). Avenue Capital Management II GenPar, LLC, a Delaware limited liability company, is the general partner of Avenue Capital Management. Avenue Europe International Management GenPar, LLC, a Delaware limited liability company, is the general partner of Avenue Europe International. The principal business address of Avenue Europe International and Avenue Europe International Management GenPar, LLC is 399 Park Avenue, 6 Floor, New York, NY 10022.

(7)  Unless otherwise indicated the business address of each beneficial owner identified is c/o Gener8 Maritime, Inc., 299 Park Avenue, Second Floor, New York, New York 10171.

(8)  Does not include 216,276 shares which may be issuable in settlement of restricted stock units granted on June 24, 2015. Includes 500,000 stock options granted on January 5, 2017.

(9)  Does not include 41,591 shares which may be issuable in settlement of restricted stock units granted on June 24, 2015. Includes 25,000 stock options granted on January 5, 2017.

(10) Does not include 26,619 shares which may be issuable in settlement of restricted stock units granted on June 24, 2015.

(11) Does not include 16,636 shares which may be issuable in settlement of restricted stock units granted on June 24, 2015.

(12) Does not include 16,636 shares which may be issuable in settlement of restricted stock units granted on June 24, 2015.

(13) Does not include 11,214 shares which may be issuable in settlement of restricted stock units granted to Mr. Auerbach on May 16, 2017.

Ethan Auerbach is a Retired Partner and former Portfolio Manager at BlueMountain Capital Management, LLC. See note (2). Mr. Auerbach disclaims beneficial ownership of Gener8 common stock held by BlueMountain Capital Management, LLC and its investment entities.

The shares listed consist of 3,069,447 shares held directly by BMCM; 58,045 shares held directly by BlueMountain Distressed Master Fund L.P.; and 101,020 shares held directly by BlueMountain Summit Trading L.P. Mr. Auerbach may be deemed to have an indirect pecuniary interest in such shares through his proportionate ownership of certain limited partnership interests in such entities indirectly held by Mr. Auerbach.

(14) Does not include 11,214 shares which may be issuable in settlement of restricted stock units granted to Mr. Busch on May 16, 2017.

Navig8 Limited indirectly holds 3,590,294 of Gener8 common shares. Nicolas Busch is a director and minority beneficial owner of Navig8 Limited. The address of Nicolas Busch is c/o Navig8 Europe Limited, 6th Floor, The Zig Zag Building, 70 Victoria Street, London  SW1E 6SQ, United Kingdom.

(15) Does not include 11,214 shares which may be issuable in settlement of restricted stock units granted to Mr. Pierce on May 16, 2017.

Adam Pierce is a Managing Director of Oaktree Capital Management, L.P. See note (1). Mr. Pierce disclaims beneficial ownership of Gener8 common stock held by Oaktree Capital Management, L.P., its related investment entities and any funds managed by it. The address of Adam Pierce is c/o Oaktree Capital Management, L.P., 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071.

(16) Does not include 11,214 shares which may be issuable in settlement of restricted stock units granted to Mr. Schmitz on May 16, 2017. The address of Mr. Schmitz is c/o Smith Cove Capital Management,

200 Greenwich Ave., 3rd Floor, Greenwich, CT 06830.

(17) Based on 83,267,426 shares outstanding as of March 8, 2018 plus the number of shares of common stock underlying equity securities of such beneficial owner which are exercisable or which become exercisable within 60 days of such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BlueMountain Note and Guarantee Agreement. On March 28, 2014, we and our wholly-owned subsidiary Gener8 Maritime Subsidiary V Inc. (formerly known as VLCC Acquisition I Corporation and referred to in this report as “Gener8 Maritime Sub V”) entered into a Note and Guarantee Agreement with BlueMountain, whom we refer to as the “senior note purchasers”. Pursuant to the Note and Guarantee Agreement, we issued senior unsecured notes due 2020 on May 13, 2014 in the aggregate principal amount of $131.6 million to the senior note purchasers for proceeds of $125.0 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. We refer to these notes as the “senior notes.” One member of the Board is associated with or was an employee of BlueMountain. In addition, based on information filed publicly with the SEC, BlueMountain owns greater than 5% of our outstanding common stock as of March 27, 2017.

As of December 31, 2017, the outstanding principal balance of the senior notes was $131.6 million, and the unamortized discount on the senior notes was $3.8 million, which we amortize as additional interest expense until March 28, 2020. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum. Interest expense, including amortization of the discount, amounted to $82.8 million (including $1.1 million amortization of the discount) during the year ended December 31, 2017.

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

At the closing of the 2015 Merger, we deposited into an account maintained by the 2015 Merger exchange and paying agent, in trust for the benefit of Navig8 Crude’s former shareholders, 31,233,170 shares of our common stock and $4.5 million in cash. The number of shares and amount of cash deposited into such account was calculated based on an assumption that the former holders of 1% of Navig8 Crude’s shares would not be permitted under the 2015 Merger agreement to receive our shares as consideration and would receive cash instead. During the period from May 8, 2015 (post-merger) to December 31, 2015, all of these shares, 232,819 additional shares and $1.2 million in cash were issued to former shareholders of Navig8 Crude as merger consideration and $3.3 million of cash was returned to us from the trust account since the former holders of more than 99.0% of Navig8 Crude’s shares received our shares as consideration. Additionally, during the year ended December 31, 2016, 1,789 shares were issued to former shareholders of Navig8 Crude. As of December 31, 2017, $3.0 thousand of cash remained in the trust account, and we could be required to deposit into the 2015 merger exchange and paying agent account additional shares pursuant to the 2015 merger agreement having a value of this amount based on a share price of $14,348 per share.

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

Adam Pierce, a current member of our Board, is an employee of or associated with Oaktree. Steven D. Smith, a current member of our Board, is associated with or an employee of Aurora. Ethan Auerbach, a current member of our Board, was formerly associated with or an employee of BlueMountain. Roger Schmitz, a current member of our Board was formerly associated with or was an employee of Monarch.

Nicolas Busch, who is a member of our Board, is a director and minority beneficial owner of Navig8 Limited. Based on information publicly filed with the SEC, Navig8 Limited owns greater than 4% of our outstanding common stock as of March 27, 2018.

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

We are not required to effectuate demands for any long-form or short-form registration unless the expected gross proceeds from the registration are $60.0 million or more. We are not required to effectuate more than eight demand registrations in total and no more than two in any calendar year, and are not required to effectuate any demand registrations following the fifth anniversary of the 2015 registration rights agreement, although the 2015 principal shareholders may request an unlimited number of non-underwritten shelf takedowns. The 2015 registration rights agreement requires us to provide certain piggyback registration rights to certain holders of registrable securities. Under the 2015 registration rights agreement, each holder of registrable securities is required to agree to certain customary “lock-up” agreements in connection with underwritten public offerings.

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

Related Party Transactions of Navig8 Crude Tankers, Inc.

Navig8 Group consists of Navig8 Limited and all of its subsidiaries including, without limitation, Navig8 Shipmanagement Pte Ltd., Navig8 Asia Pte Ltd, VL8 Management Inc., Navig8 Inc., VL8 Pool Inc., V8 Pool Inc. and Integr8 Fuels, Inc. Nicolas Busch, a member of our Board, is a director and minority beneficial owner of Navig8 Limited. Based on information publicly filed with the SEC, an affiliate of Navig8 Limited owns greater than 4% of our outstanding common stock as of March 9, 2018. In connection with the 2015 Merger, we acquired Navig8 Crude, which at the time of the merger was an affiliate of Navig8 Limited and was a party to 14 VLCC shipbuilding contracts.

During the year ended December 31, 2015, we transitioned the majority of our vessels to the Navig8 commercial crude tanker pools. As of December 31, 2017, we employed all of our VLCC and Suezmax vessels in Navig8 Group commercial crude tanker pools, including the VL8 Pool and the Suez8 Pool. Our VLCC, Suezmax and Aframax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool, the Suez8 Pool and V8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool and the V8 Pool, and in each case will enter the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool, Suez8 Pool and V8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method, as more fully described below. We refer to the VL8 Pool, the Suez8 Pool and the V8 Pool as the “Navig8 pools.” On March 21, 2018, the Company delivered notices to the Navig8 pools, on behalf of the relevant ship owning subsidiaries, of the termination of the pool agreements with respect to the following vessels - Gener8 Atlas, Gener8 Hercules, Gener8 Athena, Gener8 Strength, Gener8 Apollo, Gener8 Supreme, Gener8 Ares, Gener8 Hera, Gener8 Success, Gener8 Nautilus, Gener8 Andriotis, Gener8 Constantine, Gener8 Perseus, Gener8 Macedon, Gener8 Chiotis, Gener8 Oceanus, Gener8 Miltiades, Gener8 Hector Gener8 Ethos, Gener8 Neptune and Gener8 Spartiate, Gener8 Maniate, Gener8 St. Nikolas, Gener8 George T, Gener8 Kara G and Gener8 Harriet G.

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

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Suezmax vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) we are subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the Suez8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of the initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of V8 Pool Inc. if there is a firm sale to a third party or if otherwise agreed to with V8 Pool Inc.) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. V8 Pool Inc. incurs a commercial management fee equal to 1.25% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $325 per day per vessel.

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

V8 Pool Agreements. Pursuant to pool agreements entered into by and between V8 Pool Inc. and the ship-owning subsidiaries of our Aframax vessels, V8 Pool Inc. divides the revenue of vessels operating in the V8 Pool between all the pool participants. Revenues are intended to be shared according to a distribution key based on vessel characteristics allocated to each pool vessel with the aim of reflecting the relative earning potential of each pool vessel compared with other pool vessels. The V8 Pool’s legal entity is V8 Pool Inc., and the commercial management is carried out by Navig8 Asia Pte. Ltd. V8 Pool Inc. acts as the time charterer of the pool vessels and enters the pool vessels into employment contracts such as voyage charters. In its role as the VL8 Pool pool operator, V8 Pool Inc. acts as the time charterer of the vessels in the V8 Pool and enters these vessels into employment contracts such as voyage charters. V8 Pool Inc., as time charterer, is responsible for the commercial employment and operation of pool vessels for charters of up to seven months’ duration. These pool agreements contain various provisions which allow V8 Pool Inc. to terminate the pool agreements upon the occurrence of certain events of default. The agreements also have a risk of mutualisation of liabilities amongst the pool participants under the pool arrangements.

Pursuant to these pool agreements, V8 Pool Inc. enters into time charters with each of the pool participants and such time charters form part of the pool agreements. The hire payable under and term of each of the time charters is linked to the pool distribution amounts payable under and the participation period of a pool vessel under the pool agreements. Further, the time charters by and between V8 Pool Inc. and our Aframax vessel-owning subsidiaries contain provisions that may adversely affect or restrict our business, including the following: (a) the relevant vessel-owning subsidiary is subject to continuing seaworthiness and maintenance obligations; (b) V8 Pool Inc. may put a pool vessel off hire or cancel a charter if the relevant vessel owning subsidiary fails to produce certain documentation within 30 days of demand; (c) V8 Pool Inc. may put a pool vessel off hire for any delays caused by the vessel’s flag or the nationality of her crew; (d) V8 Pool Inc. has extensive rights to place the vessel off hire and to terminate and redeliver the vessel without penalty in connection with any shortfall in oil majors’ approvals or SIRE discharge reports; and (e) V8 Pool Inc. has the right to call for remedy of any breach of representation or warranty within 30 days failing which the vessel may be put off hire and after 10 days off hire, the charter may then be terminated by the charterers. The pool agreements, together with the time charters, provide that each pool vessel shall remain in the V8 Pool for a minimum period of one year from delivery of the vessel into the pool. Each of V8 Pool Inc. and the vessel owning subsidiary is entitled to terminate the pool agreement and the time charter by giving 90 days’ notice in writing to the other (plus or minus 30 days at the option of V8 Pool Inc.) at any time after the expiration of an initial nine month period such pool vessel is in the pool (which may be reduced at the discretion of V8 Pool Inc. if there is a firm sale to a third party) but a pool vessel may not be withdrawn until it has fulfilled its contractual obligations to third parties. V8 Pool Inc. incurs a commercial management fee equal to 2.0% of all hire revenues which is deducted from distribution to pool participants. Pursuant to the pool agreements, we are required to pay an administrative fee of $250 per day per vessel.

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

Navig8 Supervision Agreements. Gener8 Subsidiary entered into supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 acquired VLCC newbuildings whereby Navig8 Shipmanagement agreed to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. In accordance with the supervision agreements, Gener8 Subsidiary agreed to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel for each 2015 acquired VLCC newbuilding. The agreements do not contain the ability to terminate early and, as such, the agreements are effective until full performance or a termination by default. Under the supervision agreements, the liability of Navig8 Shipmanagement is limited to acts of negligence, gross negligence or willful misconduct and is subject to a cap of $0.3 million per vessel, which is less than the fee payable per vessel. The supervision agreements also contain an indemnity in favor of Navig8 Shipmanagement and its employees and agents. During the year ended December 31, 2017, the Company recorded supervision fees of $1.1 million. As of December 31, 2017, $0 remained outstanding.

Corporate Administration Agreement. Gener8 Subsidiary is party to a corporate administration agreement with Navig8 Asia, whereby Navig8 Asia agreed to provide certain administrative services for Gener8 Subsidiary. In accordance with the corporate administration agreement, Gener8 Subsidiary agreed to pay Navig8 Asia a fee of $250 per vessel or newbuilding owned by Gener8 Subsidiary per day. The corporate administration agreement terminated when all 14 vessels relating to the 2015 acquired VLCC newbuildings were disposed of by Gener8 Subsidiary. During the year ended December 31, 2017, the Company recorded a total of $1.0 million for corporate administration fees. A payable balance of $32 thousand remained outstanding as of December 31, 2017.

Nave Quasar Time Charter. On January 15, 2014, Navig8 Crude, (renamed Gener8 Subsidiary) entered into a time charter party with Navig8 Inc., or “N8I,” a subsidiary of Navig8 Limited, relating to the Nave Quasar for a charter period of twelve or twenty-four months. In March 2016, this time charter expired and we re-delivered the Nave Quasar to the owner.

Other Related Party Transactions

During the year ended December 31, 2017, the Company incurred office expenses totaling approximately $9 thousand on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of December 31, 2017, a balance due from Mr. Georgiopoulos of approximately $7 thousand remains outstanding.

During the year ended December 31, 2017, Aegean Marine Petroleum Network, Inc. (“Aegean”) supplied bunkers and lubricating oils to the Company’s vessels and the Company provided office space to Aegean. During the year ended December 31, 2017, bunkers and lubricating oils supplied by Aegean totaled $2.9 million. As of December 31, 2017, a balance of $0.2 million remains outstanding. Rent and other expenses incurred by Aegean in its New York office totaled $0.2 million in the year ended December 31, 2017. As of December 31, 2017, no balance remains outstanding. Mr. Georgiopoulos was previously the chairman of Aegean’s board of directors, and John Tavlarios, the Company’s Chief Operating Officer, was previously on Aegean’s board of directors. On June 19, 2017, Mr. Georgiopoulos resigned as chairman of Aegean’s board of directors and Mr. Tavlarios resigned as a director of Aegean.

The Company provided office space to Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels, for $79 thousand during the year ended December 31, 2017. Mr. Georgiopoulos is chairman of Chemical’s board of directors. A balance of $2 thousand was outstanding as of December 31, 2017.

Review and Approval of Transactions with Related Persons

On June 24, 2015, our Board of Directors adopted a policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (generally, directors and executive officers, director nominees, shareholders owning five percent or greater of our outstanding stock and immediate family members of the foregoing). The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest) and will be applied to any such transactions proposed after its adoption.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors for Fiscal 2017 and 2016

The following table presents fees for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements for fiscal 2017 and fiscal 2016 and fees billed and unbilled for audit-related services, tax services and all other services rendered by Deloitte & Touche for fiscal 2017 and fiscal 2016.

Type of Fees	2017	2016

Audit Fees	$662,000	$630,000
Audit-Related Fees	155,000	113,040
Tax Fees	0	4,320
Total	$817,000	$747,360

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for the audit of the Company’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include services provided in 2017 in connection with the Company’s proposed merger with Euronav, services provided in 2016 associated with assistance in responding to a comment letter from the Securities and Exchange Commission and the filing of a registration statement on Form S-3, services provided in 2016 associated with a statutory audit of a foreign subsidiary, and services provided in 2016 associated with the initial public offering of our common stock; and “tax fees” are fees for tax compliance, tax advice and tax planning and include services associated with a foreign subsidiary in 2016.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor. The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original preapproval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.3	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENER8 MARITIME, INC.

Date:	April 30, 2018	By:	/s/ Leonard J. Vrondissis
			Name:	Leonard J. Vrondissis
			Title:	Chief Financial Officer, Secretary and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2018
Peter C. Georgiopoulos

/s/ Leonard J. Vrondissis	Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	April 30, 2018
Leonard J. Vrondissis

/s/ Ethan Auerbach	Director	April 30, 2018
Ethan Auerbach

/s/ Nicolas Busch	Director	April 30, 2018
Nicolas Busch

/s/ Adam Pierce	Director	April 30, 2018
Adam Pierce

/s/ Roger Schmitz	Director	April 30, 2018
Roger Schmitz

/s/ Steven D. Smith	Director	April 30, 2018
Steven D. Smith