Form 10-K/A
period 2017-12-31
Gener8 Maritime, Inc.
filed 2018-05-04
CIK 1443799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of May 3, 2018 was 83,267,426 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 are incorporated by reference in an amendment to this Annual Report on Form 10-K, which will be filed by the registrant within 120 days after the close of its 2017 fiscal year

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018 (the “Original Filing”), as amended by Amendment No. 1 that was filed with the SEC on April 30, 2018 (the “Amended Filing” and, together with the Original Filing, the “Annual Report”). We are filing this Amendment to amend and restate our audited consolidated financial statements and related disclosures for the year ended December 31, 2017 (the “Restatement”), and to re-file Exhibit 12.01 in order to correct numerical errors in the computation of the ratio of earnings to fixed charges for the year ended December 31, 2017 that appeared in Exhibit 12.01 to the Original Filing. Accordingly, Exhibit 12.01 filed with this Amendment supersedes and replaces Exhibit 12.01 to the Original Filing. Except as described below with respect to Parts I and II, and except as it relates to Exhibit 12.01, no other changes are made to the Annual Report. The Annual Report continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Gener8,” the “Company,” “we,” “us,” and “our” refer to Gener8 Maritime, Inc. and its subsidiaries.

For the convenience of the reader, this Amendment sets forth Part I and Part II of the Original Filing, as modified and superseded, where necessary to reflect the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement:

•	Part I - Item 1. Business
•	Part I - Item 1A. Risk Factors
•	Part II - Item 6. Selected Financial Data
•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II - Item 8. Financial Statements and Supplementary Data; and
•	Part II - Item 9A. Controls and Procedures.

In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Amendment is as of the date of the Original Filing on the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s audited consolidated financial statements.

In the context of this Amendment, unless otherwise indicated or the context otherwise requires, “Gener8,” the “Company,” “we,” “us,” and “our” refer to Gener8 Maritime, Inc. and its subsidiaries.

Background of the Restatement

As discussed in Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the Company’s consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data to this Amendment, the Company is required to comply with various collateral maintenance and financial covenants, including covenants with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio under its senior secured credit facilities. While the Company was in compliance with all such covenants that were in effect as of December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that the Company would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  The Company has obtained short-term waivers from its lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated. As a result, the Consolidated Balance Sheet of the Company as of December 31, 2017 and related notes thereto included in Item 8 – Financial Statements and Supplementary Data to this Amendment have been restated to reclassify approximately $1 billion of the Company’s outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion.

Also as discussed in Note 21, Restatement of Previously Issued Consolidated Financial Statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2017 included in Item 8 – Financial Statements and Supplementary Data to this Amendment have been restated to include disclosure prescribed by Accounting Standards Codification (“ASC”) 205-40, Going Concern, regarding certain negative financial conditions that raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2017 and management’s corresponding plan therewith.

Item 9A – Controls and Procedures to this Amendment discloses material weaknesses in the Company’s internal controls associated with the Restatement, as well as management’s conclusion that the Company’s internal controls over financial reporting were not effective as of December 31, 2017. As disclosed therein, management is currently evaluating the changes needed in the Company’s internal controls over financial reporting to remediate these material weaknesses.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers or the significant customers of the commercial pools in which we participate; (ii) changes in the values of our vessels or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate; (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability;(xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of its vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; (xxxiii) the possibility that the merger with Euronav does not close when expected or at all because required shareholder approval is not received or other conditions to the closing are not satisfied on a timely basis or at all; (xxxiv) that Gener8 and Euronav may be required to modify the terms and conditions of the merger agreement to achieve shareholder approval, or that the anticipated benefits of the merger are not realized as a result of such things as the weakness of the economy and competitive factors in the seaborne transportation area in which Euronav and Gener8 do business; (xxxvi) the merger’s effect on the relationships of Euronav or Gener8 with their respective customers and suppliers, whether or not the merger is completed; (xxxvii) Gener8’s shareholders’ reduction in their percentage ownership and voting power; (xxxviii) the parties’ ability to successfully integrate operations in the proposed merger; (xxxix) the uncertainty of third-party approvals; (xxx) the significant transaction and merger-related integration costs, (xxxi) our ability to continue as a going concern and (xxxii) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, under “Risk Factors” in this Annual Report on Form 10-K. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1.  BUSINESS  (AS REVISED FOR THE RESTATEMENT)

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

For more information about the Merger, see the Company’s Current Report on Form 8-K, filed on December 22, 2017.

GOING CONCERN

The Company’s operations, cash flows, liquidity, and its ability to comply with financial covenants related to its senior secured credit facilities have been negatively impacted by a weaker tanker industry, lower charter rates, and higher interest costs on its outstanding indebtedness whereby the Company incurred a net loss of $168.5 million for the year ended December 31, 2017 and had an accumulated deficit of $264.7 million as of December 31, 2017.  Management considered the significance of these negative financial conditions in relation to the Company’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2017.  The financial statements included in Item 8 – Financial Statements and Supplementary Data have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other things, our ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing our existing credit agreements, or obtaining waivers or modifications to our credit agreements from our lenders, raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures or pursuing other options that may be available to us, which may include pursuing strategic opportunities and equity or debt offerings; (ii) return to profitability, and (iii) remain in compliance with our credit facility covenants, as the same may be modified. The realization of our assets and the satisfaction of our liabilities are subject to uncertainty. The financial statements included in Item 8 – Financial Statements and Supplementary Data do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.   For more information on the negative financial conditions that raise substantial doubt about the Company’s ability to continue as a going concern and management’s plans, see Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the Company’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 – Financial Statements and Supplementary Data.

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

ITEM 1A.  RISK FACTORS  (AS REVISED FOR THE RESTATEMENT)

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

Continued weakness in charter rates and vessel values, or a further decline in the current market or a failure of the market to recover sufficiently, could have a material adverse effect on our business, financial condition and results of operations. If the charter rates in the tanker market decline from their current levels, our future earnings may be adversely affected, we may have to record impairment adjustments to the carrying values of our fleet, we may not be able to comply with the financial covenants in our debt instruments and our ability to continue as a going concern may be affected.

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

RISK FACTORS RELATED TO OUR FINANCINGS

Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plan to mitigate the conditions that raise doubt about our ability to continue as a going concern.

Our operations, cash flows, liquidity, and our ability to comply with financial covenants related to our senior secured credit facilities have been negatively impacted by a weaker tanker industry, lower charter rates, and higher interest costs on our outstanding indebtedness whereby we incurred a net loss of $168.5 million for the year ended December 31, 2017 and had an accumulated deficit of $264.7 million as of December 31, 2017.  Management considered the significance of these negative financial conditions in relation to our ability to meet our current and future obligations and determined that these conditions raise substantial doubt about our ability to continue as a going concern as of December 31, 2017.  The consolidated financial statements for the year ended December 31, 2017 included in Item 8. – Financial Statements and Supplementary Data do not include any adjustments that might result from the outcome of this uncertainty.

We are required to comply with various collateral maintenance and financial covenants, including covenants with respect to our maximum leverage ratio, minimum cash balance and an interest expense coverage ratio.  While we were in compliance with all such covenants that were in effect as of December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs we determined it was virtually certain as of the date the 2017 financial statements were available for issuance that we would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  We have obtained short-term waivers from our lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated. See Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in Item 8 for more information.

Our ability to continue as a going concern is contingent upon a number of factors, including our ability to: (i) develop and successfully implement a plan to address these factors, (ii) return to profitability, and (iii) remain in compliance with our credit facility covenants, as the same may be modified. While management plans to implement certain actions to mitigate the conditions that raise doubt about our ability to continue as a going concern, there can be no assurance that we will be able to implement such actions successfully. Failure to mitigate the conditions that raise doubt about our ability to continue as a going concern could result in an event of default under our senior credit facilities that, if not cured or waived, could result in the acceleration of substantially all of our indebtedness, impairment of our access to capital, the enforcement of default remedies by our counterparties, or the commencement of insolvency proceedings by or against us under the Bankruptcy Code.

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

Moreover, in the event of continued weakness in vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with the collateral maintenance covenant under the Sinosure Credit Facility as early as the second quarter of 2018 without a waiver or amendment to the credit facility.

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

Due to the weaker tanker industry, low charter rates, and higher interest costs, management determined as of the date the 2017 financial statements were available for issuance that it was virtually certain that we would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  As a result, we have obtained short-term waivers from our lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated.

Absent such waivers or amendments, if we fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we would also be in default under our unsecured senior notes. Each of our senior secured credit facilities and senior notes contain cross default provisions that could would be triggered by our failure to comply with these covenants. As a result, some or all of our indebtedness would be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Given the anticipated noncompliance of the interest expense coverage ratio covenant as of March 31, 2018, the existence of the cross default provisions, and the absence of any current solution which would cure the noncompliance for at least the next 12 months, we reclassified approximately $1 billion of the Company’s outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion  (See Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in Item 8 for more information).

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

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f)), respectively, under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Form 10-K/A, management identified material weaknesses in our internal control over financial reporting and determined our disclosure controls and procedures were not effective as of December 31, 2017. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses identified in Item 9A of this Form 10-K/A, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2017. This Form 10-K/A reflects the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2017.

We are in the process of developing and implementing the remediation plan to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. We expect such remediation plans will be implemented. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

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

PART II

ITEM 6.  SELECTED FINANCIAL DATA  (AS REVISED FOR THE RESTATEMENT)

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

	As of December 31,
(dollars in thousands)	2017 (As Restated)	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$200,501	$94,681	$157,535	$147,303	$97,707
Total current assets	253,466	215,285	258,128	230,662	200,688
Vessels, net of accumulated depreciation	2,311,093	2,523,710	1,086,877	814,528	873,435
Vessels under construction	—	177,133	911,017	257,581	—
Total assets	2,618,217	2,992,669	2,389,746	1,359,120	1,120,747
Current liabilities (including current portion of long-term debt less unamortized discount and debt financing costs)	1,152,157	216,566	268,615	52,770	79,508
Total long-term debt less unamortized discount and debt financing costs	190,559	1,337,782	772,723	789,030	675,445
Total liabilities	1,343,891	1,555,258	1,041,985	841,971	755,057
Shareholders’ equity	1,274,326	1,437,411	1,347,761	517,149	365,690

	For The Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Cash Flow Data:
Net cash provided by (used in) operating activities	$154,536	$258,932	$155,889	$(11,797)	$(40,472)
Net cash provided by (used in) investing activities	193,088	(902,959)	(398,858)	(238,019)	4,302
Net cash (used in) provided by financing activities	(241,804)	581,173	252,863	299,417	104,901

	For The Years Ended December 31,
(dollars in thousands except fleet data and daily results)	2017	2016	2015
Fleet Data:
Total number of owned vessels at end of period	30.0	39.0	28.0
Total number of owned and chartered-in vessels at end of period	30.0	39.0	29.0
Average number of vessels (1)	36.4	34.5	25.7
Average number of owned and chartered-in vessels (1)	36.4	34.7	26.2
Total operating days for fleet (2)	12,561	12,353	9,145
Total time charter days for fleet	—	218	861
Total spot market days for fleet	717	868	4,682
Total Navig8 pool days for fleet	11,844	11,266	3,602
Total calendar days for fleet (3)	13,293	12,687	9,568
Fleet utilization (4)	94.5%	97.4%	95.6%
Average Daily Results:
Time charter equivalent (5)	$23,755	$31,745	$36,590
VLCC	28,329	40,214	47,781
Suezmax	17,365	26,839	35,012
Aframax	11,238	18,036	30,428
Panamax	8,717	13,304	22,464
Handymax	—	4,610	15,783

Daily direct vessel operating expenses (6)	8,079	8,458	8,938
Daily general and administrative expenses (7)	2,545	2,195	3,802
Total daily vessel operating expenses (8)	10,624	10,653	12,740

Other Data:
EBITDA (9)	$18,174	$204,124	$193,123
Adjusted EBITDA (9)	$165,221	$256,457	$215,222

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS REVISED FOR THE RESTATEMENT)

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

As discussed in Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the Company’s consolidated financial statements included in Item 8 – Financial Statements and Supplementary Data to this Amendment, we are required to comply with various collateral maintenance and financial covenants, including covenants with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio under its senior secured credit facilities.  While we were in compliance with all such covenants that were in effect as of December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs, management determined it was virtually certain as of the date the 2017 financial statements were available for issuance we would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  As a result, the Consolidated Balance Sheet of the Company as of December 31, 2017 and related notes thereto included in Item 8 – Financial Statements and Supplementary Data to this Amendment have been restated to reclassify approximately $1 billion of the Company’s outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion.

In addition, as discussed in Note 21, Restatement of Previously Issued Consolidated Financial Statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2017 included in Item 8 – Financial Statements and Supplementary Data to this Amendment have been restated to include disclosure prescribed by Accounting Standards Codification (“ASC”) 205-40, Going Concern, regarding certain negative financial conditions that raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2017 and management’s corresponding plan therewith.

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

We are also subject to interest expense ratio covenants under our senior secured credit facilities, pursuant to which our ratio of consolidated EBITDA to our aggregate cash interest expense for our consolidated indebtedness, each as defined in the underlying credit agreements, must be no less than 2.5x. We refer to this ratio as the “Interest Coverage Ratio,” and the related covenants as the “Interest Coverage Ratio Covenants.” As of December 31, 2017, we are in compliance with our interest coverage ratio covenants. For the four consecutive fiscal quarters testing period, as defined in the underlying credit agreements, ended December 31, 2017, our Interest Coverage Ratio was 3.3x.

While we are in compliance with our interest coverage ratio covenant at December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs, management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that we would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  We have obtained short-term waivers from our lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated.  As a result, we reclassified approximately $1 billion of its outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion.  See Note 21, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in Item 8 for more information.

Moreover, in the event of continued weakness in vessel values, if the current market environment declines further or does not recover sufficiently, there is a possibility that we may not comply with the collateral maintenance covenant under the Sinosure Credit Facility as early as the second quarter of 2018 without a waiver or amendment to the credit facility. To address these issues, we may pursue alternatives which may include discussions with lenders and/or Euronav regarding potential options, waivers or amendments from our lenders, reduction of the debt outstanding under our senior secured credit facilities, and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or amendments from our lenders on acceptable terms or at all.

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

We believe that our current cash balance as well as operating cash flows will not be sufficient to meet our liquidity needs for the next year, since all of our outstanding indebtedness under its senior secured credit facilities and related debt financing costs has been classified as a current liability as of December 31, 2017. See Note 21, Restatement of Previously Issued Consolidated Financial Statements,, to the consolidated financial statements in Item 8 for more information regarding the negative financial conditions, including the classification of substantially all of our outstanding indebtedness as a current liability as of December 31, 2017, which raises substantial doubt about the Company’s its ability to continue as a going concern.

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

Our working capital decreased by $1.0 billion to $(1.0) billion as of December 31, 2017 from $(1.3) million as of December 31, 2016. This decrease in working capital was due to a reclassification of approximately $1 billion in Long-term debt, current portion as a result of the breach of interest coverage ratio covenants during the first quarter of 2018.

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

The following is a tabular summary of our future contractual obligations as of December 31, 2017 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS (AS REVISED FOR THE RESTATEMENT)

(dollars in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Refinancing facility (1)	$188,313	$188,313	$—	$—	$—
Korean Export Credit Facility (1)	662,312	662,312	—	—	—
Sinosure Credit Facility (1)	316,864	316,864	—	—	—
Interest expenses, except for senior notes (1)	48,028	48,028	—	—	—
Senior notes	131,600	—	131,600	—	—
Interest expense of senior notes (1)	115,450	—	115,450	—	—
Senior officer compensation agreements (2)	11,375	2,275	4,550	4,550	—
Office Leases (3)	15,129	1,536	3,233	4,362	5,998
Corporate Administration Agreement	32	32
Total commitments	$1,489,103	$1,219,360	$254,833	$8,912	$5,998

(1)

Reflects the reclassification of all of our outstanding indebtedness under the senior secured credit facilities as a current liability as of December 31, 2017. Future interest payments on our refinancing facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of December 31, 2017, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of December 31, 2017, plus the applicable blended margin of 2.18%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.05% as of December 31, 2017, plus the applicable margin of 2.00%. Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $62.7 million which has accrued as of December 31, 2017. Interest expense for the refinancing facility, Korean Export Credit Facility, and Sinosure Credit Facility include estimated effects related to our interest rate swaps.

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

Restatement of the 2017 Financial Statements

As discussed in Note 21 to the financial statements, the accompanying 2017 financial statements have been restated to correct an error in the classification of Company’s outstanding indebtedness under its senior secured credit facilities and related unamortized debt financing costs from noncurrent liabilities to current liabilities as of December 31, 2017 and to provide disclosure prescribed by Accounting Standards Codification (“ASC”) 205-40, Going Concern, regarding the existence of negative conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 21 to the financial statements, a weaker tanker industry, lower charter rates, and higher interest costs on the Company’s outstanding indebtedness have negatively impacted the Company’s results of operations, cash flows, liquidity, and its ability to comply with certain financial covenants relating to the Company’s senior secured credit facilities.  These negative conditions raise substantial doubt about the Company’s ability to meet its current and future obligations and to continue as a going concern. Management's plans in regard to these matters are described in Note 21 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2018

(May 4, 2018 as to the effects of the restatement discussed in Note 21)

We have served as the Company's auditor since 2001.

Item 8. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,
	2017 (As Restated - See Note 21)	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200,501	$94,681
Due from charterers, net	2,758	2,048
Due from Navig8 pools, net	26,253	60,750
Assets held for sale	—	30,195
Derivative financial instruments - current	70	—
Prepaid expenses and other current assets	23,884	27,611
Total current assets	253,466	215,285
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $221,646 and $197,521, respectively	2,311,093	2,523,710
Vessels under construction	—	177,133
Other fixed assets, net	1,141	4,430
Deferred drydock costs, net	15,981	12,714
Working capital at Navig8 pools	26,100	33,100
Restricted cash	1,468	1,457
Derivative financial instruments - non-current	6,020	19,585
Other noncurrent assets	2,948	5,255
Total noncurrent assets	2,364,751	2,777,384
TOTAL ASSETS	$2,618,217	$2,992,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,817	$33,991
Long-term debt, current portion	1,167,487	181,023
Less unamortized discount and debt financing costs	(45,999)	—
Long-term debt, current portion less unamortized discount and debt financing costs	1,121,488	181,023
Derivative financial instruments - current	852	1,552
Total current liabilities	1,152,157	216,566
NONCURRENT LIABILITIES:
Long-term debt	194,339	1,400,928
Less unamortized discount and debt financing costs	(3,780)	(63,146)
Long-term debt less unamortized discount and debt financing costs	190,559	1,337,782
Other noncurrent liabilities	1,175	910
Total noncurrent liabilities	191,734	1,338,692
TOTAL LIABILITIES	1,343,891	1,555,258
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 83,267,426 shares at December 31, 2017 and 82,960,194 shares at December 31, 2016	833	830
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at December 31, 2017 and December 31, 2016	—	—
Paid-in capital	1,519,564	1,515,362
Accumulated deficit	(264,656)	(96,115)
Accumulated other comprehensive income	18,585	17,334
Total shareholders’ equity	1,274,326	1,437,411
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,618,217	$2,992,669

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

The following table provides the effect of fair value and cash flow hedge accounting on the consolidated statements of operations (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Interest expense, net (where the effects of fair value or cash flow hedges are recorded)	$(82,764)	$(49,627)	$(15,982)

The effects of fair value and cash flow hedging
Gain / (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate contracts:
Amount reclassified from AOCI to net (loss) / income on derivative	$(1,403)	$(2,692)	$—
Amount reclassified from AOCI to net (loss) / income as a result that a forecasted transaction is no longer probable of occurring	—	—	—

The following table provides the effect of derivatives on the consolidated statements of operations (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified
Derivatives in Cash Flow	from AOCI to	For the Years Ended December 31,
Hedging Relationships	Income	2017	2016
Interest rate swap contracts (Effective Portion)
Amount recognized in other comprehensive (loss) income on derivative	Interest Expense, net	$(152)	$14,642
Amount reclassified from AOCI to net (loss) / income on derivative	Interest Expense, net	(1,403)	(2,692)

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

13. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Refinancing Facility	$188,312	$408,337
Korean Export Credit Facility	662,312	658,568
Senior Notes	194,339	174,604
Sinosure Credit Facility	316,863	340,442
Total	1,361,826	1,581,951
Less: current portion of long-term debt	(1,167,487)	(181,023)
Long-term debt	$194,339	$1,400,928

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

While the Company was in compliance with all such covenants that were in effect as of December 31, 2017, management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that the Company would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018. .  As result, the Company reclassified approximately $1 billion of its outstanding indebtedness, net of unamortized deferred financing costs, from long-term debt to long-term debt, current portion in the accompanying Consolidated Balance Sheet as of December 31, 2017.   See Note 21, Restatement of Previously Issued Consolidated Financial Statements.

The Company has obtained short-term waivers from its lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility covers the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover  the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated.

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

21. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in Note 13, the Company is required to comply with various collateral maintenance and financial covenants, including covenants with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio.  While the Company was in compliance with all such covenants that were in effect as of December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs, management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that the Company would not be in compliance with the interest expense coverage ratio covenant as of March 31, 2018.  The Company has obtained short-term waivers from its lenders for the interest expense coverage ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated.

As a result of the foregoing, management determined a material adjustment was required to correct the classification of the Company’s outstanding indebtedness under its senior secured credit facilities and related unamortized debt financing costs as current liabilities rather than noncurrent liabilities as of December 31, 2017 whereby the accompanying Consolidated Balance Sheet as of December 31, 2017 and related notes thereto have been restated to reclassify approximately $1 billion of the Company’s outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion.  The correction of this error had no effect on the Company’s Consolidated Statements of Operations, Comprehensive Loss, Shareholders’ Equity and Cash Flows for the year ended December 31, 2017.  The effect of the correction of this error on total current and noncurrent liabilities as of December 31, 2017 is summarized in the following table (numbers in thousands):

	December 31,		December 31, 2017
	2017 (As Previously Reported)	Adjustments	2017 (As Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,817	$—	$29,817
Long-term debt, current portion	120,336	1,047,151	1,167,487
Less unamortized discount and debt financing costs	—	(45,999)	(45,999)
Long-term debt, current portion less unamortized discount and debt financing costs	120,336	1,001,152	1,121,488
Derivative financial instruments - current	852	—	852
Total current liabilities	151,005	1,001,152	1,152,157
NONCURRENT LIABILITIES:
Long-term debt	1,241,490	(1,047,151)	194,339
Less unamortized discount and debt financing costs	(49,779)	45,999	(3,780)
Long-term debt less unamortized discount and debt financing costs	1,191,711	(1,001,152)	190,559
Other noncurrent liabilities	1,175	—	1,175
Total noncurrent liabilities	1,192,886	(1,001,152)	191,734
TOTAL LIABILITIES	$1,343,891	$—	$1,343,891

In addition, as prescribed by ASC 205-40, Going Concern, the Company is required to assess its ability to continue as a going concern each reporting period and to provide related footnote disclosures in certain circumstances.  In this regard, the Company’s operations, cash flows, liquidity, and its ability to comply with financial covenants related to its senior secured credit facilities have been negatively impacted by a weaker tanker industry, lower charter rates, and higher interest costs on its outstanding indebtedness whereby the Company incurred a net loss of $168.5 million for the year ended December 31, 2017 and had an accumulated deficit of $264.7 million as of December 31, 2017.  Management considered the significance of these negative financial conditions in relation to the Company’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While management has obtained short-term waivers on its outstanding indebtedness that extend through the expected close date of the Merger Agreement discussed in Note 2 and has continued its efforts to improve the Company’s operations in the near term, there can be no assurance that the Company will be able to obtain further waivers if needed beyond the expected close date of Merger Agreement or cure noncompliance through improved operations and cash flows to meet its current and future obligations and, as such, the Company may be unable to continue its operations as a going concern.

22. Quarterly Financial Data (Unaudited)

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

ITEM 9A.  CONTROLS AND PROCEDURES (AS REVISED FOR THE RESTATEMENT)

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

In connection with the restatement of our consolidated financial statements (see Note 21, RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS, under Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA), under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures. In conducting our re-evaluation, we considered the material weaknesses in our internal control over financial reporting as discussed below. Based on this re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

In connection with the Original Filing, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Subsequently, we determined a restatement of our previously issued financial statements was needed to correct the errors associated with the classification of Company’s outstanding indebtedness under its senior secured credit facilities and related debt financing costs from noncurrent to current and to provide disclosure prescribed by ASC 205-40, Going Concern, regarding the existence of certain negative financial conditions that raise substantial doubt about the Company’s ability to continue as a going concern. As a result of this restatement, management identified deficiencies in our process and procedures that constitute material weaknesses in our internal control over financial reporting as follows:

A.

In accordance with ASC 205-40, Going Concern, the Company did not design and maintain effective controls over the identification of events or conditions that have occurred that raise substantial doubt regarding its ability to continue as a going concern. Management shall evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Ordinarily, conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern relate to the entity’s ability to meet its obligations as they become due. Accordingly, management’s evaluation of an entity’s ability to continue as a going concern ordinarily is based on conditions and events that are relevant to an entity’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation shall be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.

B.	The Company did not design and maintain effective controls over debt classification on the consolidated balance sheets.

In connection with the restatement of our consolidated financial statements for the periods covered by this Amendment, management has re-evaluated the effectiveness of our internal control over financial reporting. Based on this re-assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the material weaknesses described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management communicated the results of its reassessment to the Audit Committee of the Board of Directors of the Company.

REMEDIATION OF MATERIAL WEAKNESS

Management is committed to the remediation of the material weaknesses, as well as the continued improvement of our internal control over financial reporting (“ICFR”).  We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, which primarily include:

1.	Enhancing control procedures related to the review of the factors that could lead to evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern; and
2.	Enhancing control procedures related to classification of items on the consolidated balance sheet.

We believe these measures will remediate the material weaknesses noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weakness has not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the material weakness described above, there have been no changes in our internal control or over financial reporting that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Gener8 Maritime, Inc.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.3	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2*	Certification of Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.3*	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.4*	Certification of Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
99.1	Redemption Pricing Letter Agreement (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.2	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.3	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
99.4	Memorandum of Understanding (Incorporated by reference to the Company’s Current Report on Form 8‑K, filed on December 22, 2017)
101

The following materials from Gener8 Maritime, Inc.’s Annual Report on Form 10‑K/A for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements

101. INS XBRL Instance Document.

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

GENER8 MARITIME, INC.

Date:	May 4, 2018	By:	/s/ Leonard J. Vrondissis
			Name:	Leonard J. Vrondissis
			Title:	Chief Financial Officer, Secretary and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter C. Georgiopoulos	Chairman, Chief Executive Officer and Director	May 4, 2018
Peter C. Georgiopoulos	(Principal Executive Officer)

/s/ Leonard J. Vrondissis	Chief Financial Officer, Secretary and Executive Vice	May 4, 2018
Leonard J. Vrondissis	President (Principal Financial Officer and Principal Accounting Officer)

/s/ Ethan Auerbach	Director	May 4, 2018
Ethan Auerbach

/s/ Nicolas Busch	Director	May 4, 2018
Nicolas Busch

/s/ Adam Pierce	Director	May 4, 2018
Adam Pierce

/s/ Roger Schmitz	Director	May 4, 2018
Roger Schmitz

/s/ Steven D. Smith	Director	May 4, 2018
Steven D. Smith