Form 10-Q
period 2018-03-31
Gener8 Maritime, Inc.
filed 2018-05-09
CIK 1443799

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY  4,  2018:

Common Stock, par value $0.01 per share 83,267,426 shares

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

MARCH 31, 2018 AND DECEMBER 31, 2017

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

		December 31,
	March 31,	2017
ASSETS	2018	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$160,802	$200,501
Due from charterers, net	4,236	2,758
Due from Navig8 pools, net	25,553	26,253
Assets held for sale	9,600	—
Derivative financial instruments - current	3,308	70
Prepaid expenses and other current assets	50,400	23,884
Total current assets	253,899	253,466
NONCURRENT ASSETS:
Vessels, net of accumulated depreciation of $239,136 and $221,646, respectively	2,273,505	2,311,093
Other fixed assets, net	1,054	1,141
Deferred drydock costs, net	12,982	15,981
Working capital at Navig8 pools	1,000	26,100
Restricted cash	1,472	1,468
Derivative financial instruments - non-current	12,295	6,020
Other noncurrent assets	2,914	2,948
Total noncurrent assets	2,305,222	2,364,751
TOTAL ASSETS	$2,559,121	$2,618,217
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,208	$29,817
Long-term debt, current portion	1,137,403	1,167,487
Less unamortized discount and debt financing costs	(43,455)	(45,999)
Long-term debt, current portion less unamortized discount and debt financing costs	1,093,948	1,121,488
Derivative financial instruments - current	—	852
Total current liabilities	1,113,156	1,152,157
NONCURRENT LIABILITIES:
Long-term debt	199,538	194,339
Less unamortized discount and debt financing costs	(3,456)	(3,780)
Long-term debt less unamortized discount and debt financing costs	196,082	190,559
Other noncurrent liabilities	1,240	1,175
Total noncurrent liabilities	197,322	191,734
TOTAL LIABILITIES	1,310,478	1,343,891
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 225,000,000 shares; issued and outstanding 83,267,426 shares at March 31, 2018 and December 31, 2017	833	833
Preferred stock, $0.01 par value per share; authorized 5,000,000 shares; issued and outstanding 0 shares at March 31, 2018 and December 31, 2017	—	—
Paid-in capital	1,519,909	1,519,564
Accumulated deficit	(299,859)	(264,656)
Accumulated other comprehensive income	27,760	18,585
Total shareholders’ equity	1,248,643	1,274,326
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,559,121	$2,618,217

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017
VOYAGE REVENUES:
Navig8 pool revenues	$43,240	$118,369
Spot charter revenues	5,580	4,647
Total voyage revenues	48,820	123,016

OPERATING EXPENSES:
Voyage expenses	3,567	1,960
Direct vessel operating expenses	21,107	28,762
Navig8 charterhire expenses	—	6
General and administrative expenses	9,073	8,426
Depreciation and amortization	23,954	27,694
Loss on disposal of vessels, net	7,602	9,843

Total operating expenses	65,303	76,691

OPERATING (LOSS) / INCOME	(16,483)	46,325

OTHER EXPENSES:
Interest expense, net	(18,672)	(20,051)
Other financing costs	—	(52)
Other (expense) income, net	(48)	642
Total other expenses	(18,720)	(19,461)
NET (LOSS) / INCOME	$(35,203)	$26,864

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.42)	$0.32
Diluted	$(0.42)	$0.32

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2018	2017

Net (loss) / income	$(35,203)	$26,864
Other comprehensive (loss) income:
Amount recognized in other comprehensive income (loss) on derivative	9,802	196
Amount reclassified from AOCI to net (loss) / income on derivative	(627)	827
Comprehensive (loss) income	$(26,028)	$27,887

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(DOLLARS IN THOUSANDS)

(UNAUDITED)

				Accumulated
				Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2016	$830	$1,515,362	$(96,115)	$17,334	$1,437,411
Net income	—	—	26,864	—	26,864
Amount recognized in other comprehensive income (loss) on derivative	—	—	—	196	196
Amount reclassified from AOCI to net (loss) income on derivative	—	—	—	827	827
Stock-based compensation	—	2,077	—	—	2,077
Balance as of March 31, 2017	$830	$1,517,439	$(69,251)	$18,357	$1,467,375

Balance as of December 31, 2017	$833	$1,519,564	$(264,656)	$18,585	$1,274,326
Net loss	—	—	(35,203)	—	(35,203)
Amount recognized in other comprehensive income (loss) on derivative	—	—	—	9,802	9,802
Amount reclassified from AOCI to net (loss) income on derivative	—	—	—	(627)	(627)
Stock-based compensation	—	345	—	—	345
Balance as of March 31, 2018	$833	$1,519,909	$(299,859)	$27,760	$1,248,643

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(35,203)	$26,864
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Loss on disposal of vessels, net	7,602	9,843
Payment-in-kind interest expense	5,199	4,672
Depreciation and amortization	23,954	27,694
Amortization of deferred financing costs and senior notes	2,868	3,420
Net unrealized gain on derivative financial instrument	(1,190)	(662)
Stock-based compensation expense	345	2,077
Provision for bad debts	(1,192)	(323)
Changes in assets and liabilities:
Increase in due from charterers	(286)	(1,457)
Decrease in due from Navig8 pools	699	6,383
(Increase) decrease in prepaid expenses and other current and noncurrent assets	(2,741)	208
Decrease (increase) in working capital at Navig8 pools	—	(700)
Decrease in accounts payable and other current and noncurrent liabilities	(10,699)	(6,862)
Deferred drydock costs incurred	(309)	(1,187)
Net cash (used in) provided by operating activities	(10,953)	69,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for vessels under construction	—	(96,924)
Payment of capitalized interest	—	(669)
Proceeds from sale of vessels, net	—	30,195
Proceeds from insurance claims	1,359	876
Purchase of vessel improvements and other fixed assets	(17)	(2,038)
Net cash provided by (used in) investing activities	1,342	(68,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	—	100,131
Repayments of credit facilities	(30,084)	(51,425)
Deferred financing costs paid	—	(1,431)
Net cash (used in) provided by financing activities	(30,084)	47,275
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(39,695)	48,685
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	201,969	96,138
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$162,274	$144,823
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid during the period for interest, net of capitalized interest	$11,776	$9,618

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2018 and December 31, 2017, as shown above:
	March 31, 2018	December 31, 2017 (Restated)
CASH AND CASH EQUIVALENTS	$160,802	$200,501
RESTRICTED CASH	1,472	1,468

CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	$162,274	$201,969

See notes to condensed consolidated financial statements.

GENER8 MARITIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS—Incorporated on August 1, 2008, under the laws of Republic of the Marshall Islands, Gener8 Maritime, Inc. (formerly named General Maritime Corporation) and its wholly-owned subsidiaries (collectively, the “Company”) provide international transportation services of seaborne crude oil and petroleum products. The Company’s owned fleet at March 31, 2018 consisted of 30 tankers; 21 Very Large Crude Carriers (“VLCCs”), six Suezmax tankers, one Aframax tanker, categorized as assets held for sale and two Panamax tankers. The Company operates its business in one business segment, which is the transportation of international seaborne crude oil and petroleum products.

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

As of March 31, 2018, the Company employs all of its VLCC and Suezmax vessels in Navig8 Group commercial crude tanker pools including the VL8 Pool and the Suez8 Pool, respectively. In 2015, the Company’s VLCC, Suezmax and Aframax owning subsidiaries entered into pool agreements with the pool managers VL8 Pool Inc. and V8 Pool Inc., subsidiaries of Navig8 Limited. On March 21, 2018, the Company delivered notices, on behalf of the relevant ship owning subsidiaries, to VL8 Pool and V8 Pool advising of the termination of certain pool agreements and the withdrawal of the related vessels from the commercial crude tanker pools. As of March 31, 2018, none of the pool agreement terminations were effective. The termination of the pool agreements is effective 90 days following notice, subject to the applicable pool manager’s option to reduce or extend such period by 30 days and the fulfilment of any employment contracts entered into by the applicable pool manager in respect of the related vessels.

BASIS OF PRESENTATION—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and operating results, have been included in the condensed consolidated financial statements. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s financial statements for the year ended December 31, 2017, which provides a more complete understanding of our accounting policies. The results of operations for the current and prior periods are not necessarily indicative of the operating results for the full year. The financial statements of the Company have been prepared on the accrual basis of accounting and presented in United States Dollars (USD or $) which is the functional currency of the Company. A summary of the significant accounting policies followed in the preparation of the accompanying unaudited interim financial statements, which conform to accounting principles generally accepted in the United States of America, were included in our 2017 Annual Report on Form 10-K, as amended.

GOING CONCERN—  The Company’s operations, cash flows, liquidity, and its ability to comply with financial covenants related to its senior secured credit facilities have been negatively impacted by a weaker tanker industry, lower charter rates, and higher interest costs on its outstanding indebtedness whereby the Company incurred a net loss of $35.2 million for the three months ended March 31, 2018 and had an accumulated deficit of $299.9 million as of March 31, 2018.  Management considered the significance of these negative financial conditions in relation to the Company’s ability to meet its current and future obligations and determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2018.  The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to: (i) develop and successfully implement a plan to address these factors, which may include refinancing its existing credit agreements, or obtaining waivers or modifications to its credit agreements from its lenders, raising additional capital through selling assets (including vessels), reducing or delaying capital expenditures or pursuing other options that may be available to it, which may include pursuing strategic opportunities and equity or debt offerings; (ii) return to profitability, and (iii) remain in compliance with its credit facility covenants, as the same may be modified. The realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty. The accompanying unaudited condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its condensed consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 suggests guidance for stakeholders on identifying performance obligations and licenses in customer contracts. In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In May 2016, the FASB issued ASU No. 2016‑12, Revenue from Contracts with Customers (ASC 606) Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU No. 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014‑09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Collectively, the Company will refer to these as “Revenue ASUs”. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative‑effect adjustment (“modified retrospective”) as of the date of adoption. The requirements of this standard include an increase in required disclosures.

The Company adopted the Revenue ASUs on January 1, 2018, using the modified retrospective transition method applied to those contracts which were uncompleted as of January 1, 2018. The adoption of the Revenue ASU’s only impacts the vessels traded on spot market and not pooling agreements. As of December 31, 2017 and March 31, 2018, the Company had only three vessels (Gener8 Companion,  Genmar Compatriot and Gener8 Defiance) that were traded on the spot market, outside Navig8 pools and their uncompleted voyages were impacted by the adoption of the Revenue ASUs. The adoption had no material impact on our condensed consolidated financial statements and no additional disclosures was required.

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

In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted ASU 2016-15 in the interim period ended March 31, 2018 utilizing the retrospective transition method.  The adoption of ASU 2016-15 resulted in insurance proceeds for hull and machinery claims to be separately disclosed in the cash flows from investing activities. These amounts were previously recorded in the cash flows from operating activities as the change in prepaid expenses and other current assets. Additionally, as part of the ASU, any cash payments for debt prepayment or extinguishment costs (including third-party costs, premiums paid, and other fees paid to lenders) must be classified as cash outflows for financing activities and for any debt instruments that contain interest payable in kind - the portion of payments received upon settlement of other debt instruments with coupon interest rates that are insignificant relative to the effective interest rate of the borrowing that is attributable to accreted interest (including debt instruments that contain periodic interest coupons that are payable in kind) should be classified as operating activities. The principal portion received on these debt instruments would continue to be classified as investing activities. The adoption of this standard did not result in any other material effect on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2016-18 in the interim period ended March 31, 2018 utilizing the retrospective transition method. As a result of the adoption, restricted cash was included within cash and cash equivalents on our statements of cash flows. The adoption of this standard did not result in any material effect on our condensed consolidated financial statements and related disclosures.

2. MERGER AGREEMENT

On December 20, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Euronav NV (“Euronav”) and Euronav MI Inc., a corporation organized under the laws of the Republic of the Marshall Islands and a wholly-owned subsidiary of Euronav (“Merger Sub”). Pursuant to the Merger Agreement, among other things, Merger Sub will merge with and into the Company, with the Company continuing its corporate existence as the surviving corporation and as a wholly-owned subsidiary of Euronav (which transactions we refer to as the “Merger”).

At the effective time of the Merger, each common share, par value $0.01 per share, of the Company (the “Gener8 common shares”), issued and outstanding immediately prior to such time (other than certain Gener8 common shares that will be canceled as set forth in the Merger Agreement), will be canceled and automatically converted into the right to receive 0.7272 of an ordinary share, no par value per share, of Euronav (the Euronav ordinary shares to be issued pursuant to the Merger, the “Merger Consideration”) in the manner described in the Merger Agreement.

Any Gener8 common shares held by the Company, Euronav, Merger Sub, or their respective subsidiaries will be canceled and no consideration will be delivered for those canceled shares.

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

The reconciliation of basic to diluted net (loss) income per common share was as follows (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2018	2017
Basic net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(35,203)	$26,864
Denominator:
Weighted-average shares outstanding, basic	83,267	82,960

Basic net (loss) / income per share	$(0.42)	$0.32

Diluted net (loss) / income per share:
Numerator:
Net (Loss) / Income	$(35,203)	$26,864
Denominator:
Weighted-average shares outstanding, basic	83,267	82,960
Add:
Restricted stock units	—	—
Stock options	—	31
Weighted-average shares outstanding, diluted	83,267	82,991

Diluted net (loss) / income per share:	$(0.42)	$0.32

Options to purchase 309,296 shares of common stock, which expired on May 7, 2017, were excluded from the above calculation for the three months ended March 31, 2017, because the impact is anti-dilutive. Options to purchase 13,420 shares of common stock, which expired on July 8, 2017, were also excluded from the above calculation for the three months ended March 31, 2017, because certain market conditions were not met.

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management restricted stock units (“RSUs”) of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The final remaining RSUs will vest on December 1, 2018, or, if earlier, the consummation of the Merger, subject to employment with the Company through the applicable vesting date. On December 5, 2017, the Company issued 278,480 shares in settlement of RSUs that had vested on December 1, 2017. As of March 31, 2018, 44,919 RSUs were forfeited and 317,757 shares are remaining to be issued in 2018, following the vesting date for the final increment.

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

The RSUs granted in June 2015 and May 2017 were excluded in determining the diluted net (loss) / income per share for the three months ended March 31, 2018 and 2017, because the impact is anti-dilutive.

For the three months ended March 31, 2018 and 2017, weighted-average RSUs outstanding of 482,286 and 755,187, respectively, were excluded in determining the diluted net (loss) income per share, because the impact is anti-dilutive.

On January 5, 2017, Peter C. Georgiopoulos, Chief Executive Officer and Chairman of the Board of the Company and Leonard J. Vrondissis, Executive Vice President, Secretary and Chief Financial Officer of the Company were each granted awards of stock options, pursuant to the Company’s amended 2012 Equity Incentive Plan. Mr. Georgiopoulos received stock options to purchase 500,000 shares of common stock. Mr. Vrondissis received stock options to purchase 25,000 shares of common stock. The stock options granted were excluded in determining the diluted net (loss) income per share for the three months ended March 31, 2018, because the impact is anti-dilutive. The stock options granted were included in determining the diluted net (loss) income per share for the three months ended March 31, 2017. See Note 14, Stock Based Compensation, for more details.

At the effective time of the Merger (the “Effective Time”), each then outstanding stock option will terminate and be canceled in exchange for the right of the former holder to be paid immediately after the Effective Time, a cash payment equal to the product of (i) the number of shares of our common stock subject to such outstanding option and (ii) (a) the product of (A) the closing price per share of Euronav shares on the New York Stock Exchange on the last trading day prior to the Effective Time and (B) an amount equal to (1) the aggregate merger consideration divided by (2) the aggregate number of shares of our common stock issued and outstanding immediately prior to the Effective Time or subject to our RSUs issued and outstanding immediately prior to the Effective Time minus (b) the exercise price applicable to such shares of our common stock subject to such stock option. If the number in clause (ii) of the immediately foregoing sentence is a negative number or zero, no consideration will be paid with respect to such stock option.

4. ASSETS HELD FOR SALE

At the end of every reporting period the Company reviews and evaluates all of its vessels to determine the vessels, if any, that meet the criteria for “held for sale” as stated in ASC 360-10 – Property, Plant and Equipment (“ASC 360-10”.) As of March 31, 2018, all the criteria of ASC 360-10 were met for the Gener8 Defiance and the vessel was qualified as assets held for sale. The vessel was written down to its fair value, less cost to sell.

On April 10, 2018 the Company entered into an agreement for the sale of the 2002-built Aframax tanker the Gener8 Defiance for gross proceeds of $10.0 million. As of March 31, 2018, the vessel was qualified as assets held for sale. As a result of this classification, the Company recorded a loss of $7.6 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three months ended March 31, 2018. On April 26, 2018, the sale of the Gener8 Defiance was finalized. The Company used the net proceeds to repay $6.5 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

As of December 31, 2017, the Company had no assets held for sale.

5. CASH FLOW INFORMATION

The Company excluded from cash flows from investing and financing activities in the condensed consolidated statements of cash flows items included in accounts payable and accrued expenses for accrued milestone but unpaid and supervision payments of $0 for the period ended March 31, 2017. Capitalized interest amounted to $1.4 million for the three months ended March 31, 2017. No milestone payments or capitalized interest were recorded in the three months ended March 31, 2018.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Working capital due from Navig8	$25,100	$—
Prepaid insurance	7,894	1,830
Bunkers and lubricants	6,581	6,425
Insurance claims receivable	3,427	4,420
Other	7,398	11,209
Total	$50,400	$23,884

Insurance claims receivable consists substantially of payments made by the Company for repairs of vessels that the Company expects, pursuant to the terms of the insurance agreements, to recover from the carrier within one year, net of deductibles which have been expensed. For more information regarding the $25.1 million recorded as of March 31, 2018 in Working capital due from Navig8, see Note 13 – Related Party Transactions.

As of March 31, 2018 and December 31, 2017, Other includes $4.0 million and $8.1 million, respectively, of advances to our third‑party technical managers.

7. OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Working capital for 2011 VLCC pool	$1,900	$1,900
Fresh start lease asset	1,014	1,048
Total	$2,914	$2,948

Working capital for 2011 VLCC pool and Long-term due from charters represent amounts due from the 2011 VLCC Pool and the Atlas charter disputes. A hearing of the Atlas Claimant’s procedural challenge and application for permission to appeal on certain points of law has been scheduled for May 24, 2018. See Note 15, commitments and contingencies for more details.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	March 31,	December 31,
	2018	2017
Accounts payable	$3,952	$7,206
Accrued operating expenses	7,433	15,047
Accrued administrative expenses	1,694	1,815
Accrued interest	6,129	5,749
Total	$19,208	$29,817

9. LONG‑TERM DEBT

Long‑term debt consists of the following (dollars in thousands):

		December 31,
	March 31,	2017
	2018	(Restated)
Refinancing Facility	$178,504	$188,312
Korean Export Credit Facility	647,931	662,312
Senior Notes	199,538	194,339
Sinosure Credit Facility	310,968	316,863
Total	1,336,941	1,361,826
Less: current portion of long-term debt	(1,137,403)	(1,167,487)
Less: unamortized discount and debt financing costs	(3,456)	(3,780)
Long-term debt less unamortized discount and debt financing costs	$196,082	$190,559

Unamortized discount and debt financing costs include an unamortized discount related to the Company’s Senior Notes and debt financing costs comprised of insurance, bank fees and legal expenses associated with securing new loan facilities. These debt financing costs are amortized based upon the effective interest rate method over the life of the related debt, which is included in interest expense, net in the condensed consolidated statements of operations.

As of March 31, 2018 and 2017, the weighted average interest rate for the credit facilities are 1.47% and 1.32%, respectively.

Refinancing Facility

On September 3, 2015, the Company entered into a term loan facility, which we refer to as the “Refinancing Facility,” dated as of September 3, 2015, by and among Gener8 Maritime Subsidiary II (“Gener8 Maritime Sub II”), as borrower, Gener8 Maritime, Inc., as parent, the lenders party thereto, and Nordea Bank AB (publ), New York Branch as Facility Agent and Collateral Agent, in order to refinance our former senior secured credit facilities. As of December 31, 2017, $188.3 million of borrowings were outstanding under the Refinancing Facility, and no further borrowings were available under this facility. The loans under the Refinancing Facility will mature on September 3, 2020.

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

Korean Export Credit Facility

On September 3, 2015, the Company entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings owned by the Company at that time. The borrower under the Korean Export Credit Facility is Gener8 Maritime Subsidiary VIII Inc., the Company’s wholly owned subsidiary, and the Korean Export Credit Facility is guaranteed by the Company. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans to be made available by a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million (the “Commercial Tranche”), a tranche of term loans to be fully guaranteed by the Export-Import Bank of Korea (“KEXIM”) up to the aggregate approximate amount of up to $139.7 million (the “KEXIM Guaranteed Tranche”), a tranche of term loans to be made available by KEXIM up to the aggregate approximate amount of $197.4 million (the “KEXIM Funded Tranche”) and a tranche of term loans insured by Korea Trade Insurance Corporation (“K-Sure”) up to the aggregate approximate amount of $344.6 million (the “K-Sure Tranche”). As of March 31, 2018 the Korean Export Credit Facility was fully drawn.

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

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the Commercial Tranche, 2.75% per annum, in relation to the KEXIM Guaranteed Tranche, 1.50% per annum, in relation to the KEXIM Funded Tranche, 2.60% per annum and in relation to the K-Sure Tranche, 1.70% per annum. If there is a failure to pay any amount due on a Korean Vessel Loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. See Note 10, FINANCIAL INSTRUMENTS, for the Company’s interest rate risk management program related to the Korean Export Credit Facility. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2018, 13 VLCC vessels.

On March 24, 2017, the Company amended the Korean Export Credit Facility to revise the dates on which amortization payments are due to April 15, July 15, October 15 and January 15. Prior to entry into this amendment, the payment dates were March 31, June 30, September 30 and December 31.

Sinosure Credit Facility

On December 1, 2015, the Company entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the installment payments due under shipbuilding contracts in respect of three VLCC newbuildings which were being built at Chinese shipyards and to refinance a credit facility. The borrower under the Sinosure Credit Facility is Gener8 Maritime Subsidiary VII Inc. (“Gener8 Maritime Sub VII”), the Company’s wholly owned subsidiary, and the Sinosure Credit Facility is guaranteed by the Company. The Sinosure Credit Facility provided term loans up to the aggregate approximate amount of $259.6 million. On June 29, 2016, the Company amended the Sinosure Credit Facility to, among other things, include (i) Gener8 Chiotis LLC and Gener8 Miltiades LLC as owner guarantors under the

Sinosure Credit Facility and (ii) two additional term loan tranches having an aggregate amount of up to approximately $125.7 million, for purposes of financing deliveries of an additional two VLCC newbuilding vessels, the Gener8 Chiotis and the Gener8 Miltiades.  The amendment on November 8, 2017 replaced the debt service coverage ratio with a conforming interest expense coverage ratio, and revised the consolidated leverage ratio from 0.65 to 0.60 to conform to the two other credit facilities. As of March 31, 2018, the Sinosure Credit Facility funded the delivery of six VLCC newbuildings and refinanced a credit facility. The Sinosure Credit Facility provided for term loans up to the aggregate amount of approximately $385.2 million.

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

Senior Notes

On March 28, 2014, the Company and Gener8 Maritime Sub V entered into a note and guarantee agreement (the “Note and Guarantee Agreement”), with affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), in respect of the Company’s issuance of senior unsecured notes due 2020 (the “Senior Notes”). On May 13, 2014, the Company issued the Senior Notes in the aggregate principal amount of $131.6 million for proceeds of approximately $125 million (before fees and expenses), after giving effect to the original issue discount provided for in the Note and Guarantee Agreement. As of March 31, 2018 and December 31, 2017, the discount on the Senior Notes was $3.5 million and $3.8 million, respectively, which the Company amortizes as additional interest expense until March 28, 2020.

Interest on the Senior Notes accrues at the rate of 11.0% per annum in the form of additional Senior Notes and the balloon repayment is due 2020, except that if the Company at any time irrevocably elects to pay interest in cash for the remainder of the life of the Senior Notes, interest on the Senior Notes will thereafter accrue at the rate of 10.0% per annum.

Pursuant to a letter agreement among the Company, Gener8 Maritime Subsidiary V Inc., and certain affiliates of BlueMountain, dated December 20, 2017, the Senior Notes will be prepaid and redeemed in full contemporaneously with the closing of the Merger. As of December 31, 2017, the Senior Notes have a carrying value of  $194.4 million. Euronav expects the prepayment of the Senior Notes to be approximately $207.0 million (which includes a 1% prepayment penalty), which Euronav expects to finance in full with cash on hand and drawings under its credit facilities.

Lender Consents

In connection with the consummation of the Merger, the Company is required to obtain (i) the consent of the required parties under its applicable credit agreements to (1) permit Euronav’s ownership of our equity interests; (2) remove the requirement that at least one of Peter Georgiopoulos, Gary Brocklesby or Nicolas Busch remains a director of the Company; (3) permit the Merger; (4) permit the prepayment in full of the indebtedness incurred by the Company pursuant to the Senior Notes and (5) remove the requirement that our shares remain listed on the New York Stock Exchange; and (ii) such other amendments, consents and waivers under its applicable credit agreements and related transaction documents in order to allow the Merger to be properly entered into and documented without causing a breach of any of the terms of such agreements (the consents described in this paragraph, collectively, the “Specified Approvals”). The Specified Approvals have been obtained.

Interest Expense, net

Interest expense, net consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Refinancing Facility (1)	$(2,420)	$(4,344)
Korean Export Credit Facility (1)	(6,510)	(6,108)
Senior Notes	(5,522)	(4,918)
Sinosure Credit Facility (1)	(3,225)	(2,790)
Amortization of deferred financing costs and other	(2,695)	(3,173)
Capitalized interest	—	1,406
Commitment fees	—	(275)
Interest rate swaps	1,190	—
Interest income	510	151
Interest expense, net	$(18,672)	$(20,051)

(1)	Amounts include interest rate swaps settlements.

Financial Covenants

Under the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility, the Company is required to comply with various collateral maintenance and financial covenants, including with respect to its maximum leverage ratio, minimum cash balance and an interest expense coverage ratio covenant. The lenders also require the Company to comply with a number of customary covenants, including covenants related to the delivery of quarterly and annual financial statements, budgets and annual projections; maintaining required insurances; compliance with laws (including environmental); compliance with ERISA: maintenance of flag and class of the collateral vessels; restrictions on consolidations, mergers or sales of assets; limitations on liens; limitations on issuance of certain equity interests; limitations on restricted payments; limitations on transactions with affiliates; and other customary covenants and related provisions. As of March 31, 2018, the Company was in compliance with all such covenants that were in effect on such date, after giving effect to the interest coverage ratio waivers described below.

Pursuant to interest expense ratio covenants under the Company’s senior secured credit facilities, its ratio of consolidated EBITDA to consolidated cash interest expense, each as defined in the underlying credit agreements, must be no less than 2.5x. We refer to this ratio as the “Interest Coverage Ratio” and the related covenants as the “Interest Coverage Ratio Covenants. ”  Due to the weaker tanker industry, low charter rates, and higher interest costs management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that the Company would not be in compliance with the Interest Coverage Ratio Covenants as of March 31, 2018. As a result, the Company has obtained short-term waivers from its lenders for the Interest Coverage Ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated. Consequently, as of March 31, 2018, the Company was in compliance with the Interest Coverage Ratio Covenants.

For the four consecutive fiscal quarters testing period, as defined in the underlying credit agreements, ended December 31, 2017, the Company’s Interest Coverage Ratio was 3.3x. It is reasonably likely, absent further waivers or amendments to its senior secured credit facilities, that the Company will be in breach of the Interest Coverage Ratio Covenants as early as the end of the second quarter of 2018, subject to covenant testing. To address this issue, the Company may pursue alternatives which may include further waivers or amendments from its lenders, discussions with its lenders and/or Euronav regarding other potential options, debt financings, equity offerings and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, the Company may be unable to take any such actions or obtain waivers or amendments from its lenders on acceptable terms or at all.

Absent such waivers or amendments, if the Company does not comply with these covenants and fails to cure its non-compliance following applicable notice and expiration of applicable cure periods, it would be in default of one or more of its senior secured credit facilities. If such a default occurs, the Company would also be in default under its senior notes. Each of the Company’s senior secured credit facilities and senior notes contain cross default provisions that would be triggered by its failure to comply with these covenants. As a result, approximately $1.1 billion and $1.2 billion of the Company’s indebtedness as of March 31, 2018 and December 31, 2017, respectively, could be declared immediately due and payable. The Company may not have sufficient assets available to satisfy its obligations. Substantially all of its assets, including all of its vessels, are pledged as collateral to its lenders, and its lenders may seek to foreclose on their collateral if a default occurs. The Company may have to seek alternative sources of financing on terms that may not be favorable to it or that may not be available at all. Therefore, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. Euronav’s obligations to effect the Merger are not subject to the Company obtaining any such waivers or amendments. However, Euronav’s obligations to effect the Merger are subject to, among other things, there not having occurred any material adverse effect with respect to the Company. Euronav may, to the extent permitted by law, waive any such condition of the Merger.

The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility also contain certain restrictions on payments of dividends and prepayments of the indebtedness under the Note and Guarantee Agreement. The Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility permit the Company to pay dividends and make prepayments under the Note and Guarantee Agreement so long as the Company satisfies certain conditions under these facilities’ minimum cash balance and collateral maintenance tests subject to a limit of 50% of consolidated net income earned by the Company after the date of the respective facility. For purposes of calculating consolidated net income, consolidated net income will be adjusted, without duplication, by adding noncash interest expense and amortization of other fees and expenses; amounts attributable to impairment charges on intangible assets, including amortization of goodwill; non-cash management retention or incentive program payments; non-cash restricted stock compensation; and losses on minority interests or investments less gains on such minority interests or investments. The Company is also permitted to pay dividends in an amount not to exceed net cash proceeds received from our issuance of equity after the date of the respective facility. It may also make prepayments under the Note and Guarantee Agreement from the proceeds received from sale of assets so long as it satisfies certain conditions under its minimum cash balance and collateral maintenance tests. Further, the Company is allowed to refinance the Note and Guarantee Agreement subject to certain restrictions and repay the outstanding indebtedness under the Note and Guarantee Agreement on the maturity date of the Note and Guarantee Agreement.

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

10. FINANCIAL INSTRUMENTS

Interest Rate Risk Management

On May 2, 2016, certain of the Company’s wholly-owned subsidiaries entered into six pay-fixed, receive-variable interest rate swap transactions having amortizing notional amounts to hedge a portion of the LIBOR floating rate interest expense on the Company’s credit facilities as discussed in Note 9, LONG TERM DEBT.  Under each interest rate swap transaction, a subsidiary of the Company makes a fixed payment each period in an amount equal to the interest rate for such transaction multiplied by the relevant notional amount for that period in exchange for a payment from the respective swap counterparty in an amount equal to a variable rate based on the applicable LIBOR rate for that period multiplied by the same notional amount. In December 2016, the Company modified the two interest rate swap transactions hedging the Refinancing Facility to align the payment dates under those interest rate swap transactions to the principal and interest repayment dates under the Refinancing Facility. The swaps were dedesignated and the revised swaps were simultaneously redesignated with no interruption in hedge accounting. In April 2017, all six of the swap agreements were monetized (the then current fair market value of $18.2 million was received from the swap counterparties) and dedesignated. The effective portion of the gain on the swaps at dedesignation was deferred in Other Comprehensive Income / (loss) and the Company is recognizing the gain over the original hedge periods (September 2, 2020 for the swaps hedging the Refinancing Facility, February 20, 2029 for the swaps hedging the Korean Export Credit Facility and May 6, 2028 for the swap hedging the Sinosure Credit Facility). Simultaneously, the revised swaps were designated in a cash flow relationship with a fair market value at designation of zero, which included changes to the notional amounts and maturity dates of, and increases in the fixed rates payable under, the interest rate swap transactions. The applicable period, LIBOR rate and notional amounts for each interest rate swap transaction is identified in the table below.

Two of the swaps effectively fix the interest rate on approximately 56% of the aggregate variable interest rate borrowings expected to be outstanding under the Refinancing Facility through September 3, 2020, three of the swaps effectively fix the interest rate on approximately 91% of the aggregate variable interest rate borrowings expected to be outstanding under the Korean Export Credit Facility through September 30, 2020, and the remaining swap effectively fixes the interest rate on approximately 100% of the aggregate variable interest rate borrowings expected to be outstanding under the Sinosure Credit Facility through March 21, 2022 (excluding the incremental increase in available borrowings pursuant to the June 2016 amendment to the Sinosure Credit Facility). Under certain limited circumstances, the relevant subsidiary of the Company has the right to transfer the related interest rate swap(s) to a qualifying third party, which would have the effect of terminating the subsidiary’s obligations under those interest rate swaps and/or to cause the novation of the related interest rate swap(s) to a third party replacement derivatives dealer prior to the relevant termination date for that interest rate swap. Otherwise, upon the termination of an interest rate swap transaction on the relevant termination date, the Company may elect to enter into a new swap to hedge the remaining borrowings outstanding under the applicable credit facility as of the swap termination date.

The Company’s objective in entering into the interest rate swap transactions is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on its credit facilities by using the interest rate swaps to offset the future variable rate interest payments made by the Company. The Company has elected to apply hedge accounting and designated the swaps as cash flow hedges. The Company uses regression analysis to test if the swaps are expected to be highly effective (defined as the swaps offsetting at least 80% and not more than 125% of the hedged interest exposure) on both a prospective and retrospective basis. See Note 1, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  in the Company’s 2017 Annual Report on Form 10-K, as amended, for more details on the recent adoption of ASU 2017-12.

The changes in fair market value of the swaps, including adjustments for non-performance risk, which are designated and qualify as cash flow hedges, are classified in Other Comprehensive Income (Loss). These amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to interest expense when the hedged interest payments are recognized in interest expense, net in the condensed consolidated statements of operations.

Amounts in Accumulated Other Comprehensive Income (Loss) expected to be reclassified into earnings in the next 12 months total a gain of $8.6 million.

At March 31, 2018, the Company was a party to the following interest rate swaps, which are designated as cash flow hedges that effectively fix the interest rates for a portion of the Refinancing Facility, the Korean Export Credit Facility and the Sinosure Credit Facility (dollars in thousands):

	March 31, 2018
	Notional	Effective	Maturity	Fair Value	Fixed	Floating
Hedged Credit Facility	Amount	Date	Date	Hierarchy	Interest Rate	Interest Rate
Refinancing Facility	$77,036	4/10/2017	9/3/2020	Level 2	1.6600%	1 mo. LIBOR
Refinancing Facility	19,259	4/18/2017	9/3/2020	Level 2	1.6480%	1 mo. LIBOR
Korean Export Credit Facility (1)	475,200	4/10/2017	9/30/2020	Level 2	1.8380%	3 mo. LIBOR
Korean Export Credit Facility (1)	89,100	4/10/2017	9/30/2020	Level 2	1.8645%	3 mo. LIBOR
Korean Export Credit Facility (1)	29,700	4/18/2017	9/30/2020	Level 2	1.8180%	3 mo. LIBOR
Sinosure Credit Facility	310,968	4/10/2017	3/21/2022	Level 2	2.0470%	3 mo. LIBOR

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

The tables below provide quantitative information about the impact of derivatives on the Company’s condensed consolidated balance sheet and statement of operations (dollars in thousands):

		March 31, 2018		December 31, 2017
	Balance Sheet	Fair Value of Derivatives		Fair Value of Derivatives
	Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments

Interest rate swap contracts - current	Current assets	$3,308	$—	$70	$—
Interest rate swap contracts - non-current	Non-current assets	12,295	—	6,020	—
Interest rate swap contracts - current	Current liabilities	—	—	(852)	—
Interest rate swap contracts - non-current	Non-current liabilities	—	—	—	—
Total derivatives designated as hedging instruments		$15,603	$—	$5,238	$—

	Offsetting of Derivative Assets
	March 31, 2018
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$13,675	$—	$13,675	$—	$—	$13,675
Counterparty 2	670	—	670	—	—	670
Counterparty 3	1,258	—	1,258	—	—	1,258
Total	$15,603	$—	$15,603	$—	$—	$15,603

	Offsetting of Derivative Assets
	December 31, 2017
				Gross Amounts Not Offset
	Gross	Gross	Net Amounts	in the Balance Sheet
	Amounts of	Amounts	of Assets		Cash
	Recognized	Offset in the	presented in the	Financial	Collateral
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Counterparty 1	$4,470	$—	$4,470	$—	$—	$4,470
Counterparty 2	304	—	304	—	—	304
Counterparty 3	464	—	464	—	—	464
Total	$5,238	$—	$5,238	$—	$—	$5,238

The following table provides the effect of fair value and cash flow hedge accounting on the condensed consolidated statements of operations (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017

Interest expense, net (where the effects of fair value or cash flow hedges are recorded)	$(18,672)	$(20,051)

The effects of fair value and cash flow hedging
Gain / (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest rate contracts:
Amount reclassified from AOCI to net (loss) / income on derivative	$627	$(827)
Amount reclassified from AOCI to net (loss) / income as a result that a forecasted transaction is no longer probable of occurring	—	—

The following table provides the effect of derivatives on the condensed consolidated statements of operations (dollars in thousands):

	Location of Gain or
	(Loss) Reclassified	Three Months Ended
Derivatives in Cash Flow	from AOCI to	March 31,
Hedging Relationships	Income	2018	2017
Interest rate swap contracts (Effective Portion)
Amount recognized in other comprehensive (loss) income on derivative	Interest Expense, net	$9,802	$196
Amount reclassified from AOCI to net (loss) / income on derivative	Interest Expense, net	627	(827)

Interest rate swap contracts (Ineffective Portion)
Amount of gain / (loss) recognized in income on derivatives		$—	683

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$160,802	$160,802	$200,501	$200,501
Restricted cash	1,472	1,472	1,468	1,468
Long-term debt, including current portion, excluding discount	1,336,941	1,327,763	1,361,826	1,351,474

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

The Company uses the following methods and assumptions in estimating fair values for its financial instruments:

Cash and cash equivalents, Due from charterers, net, Due from Navig8 pools, net, Restricted cash and Accounts payable and accrued expenses:  The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity or variable rates of these instruments and are considered to be Level 1 items.

Long-term debt, including current portion, excluding discount:  The carrying amount of the variable rate borrowings under the Refinancing Facility, Korean Export Credit Facility and Sinosure Credit Facility as of March 31, 2018 and December 31, 2017 approximates the fair value estimated based on current market rates and the Company’s credit spreads. The fair value of the Senior Notes, included in the table above as a component of long-term debt, was based on the income approach using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs include futures contracts on LIBOR, LIBOR cash and swap rates and the Company’s credit spreads. The Company’s credit spread is estimated as the spread over LIBOR which varies from 1.5% to 3.75%.

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

Assets held for sale: Because the Gener8 Defiance was expected to be sold within one year of March 31, 2018, the Company classified the Gener8 Defiance as Current assets – assets held for sale, in the condensed consolidated balance sheet. As of December 31, 2017, the Company had no assets held for sale, in the condensed consolidated balance sheet. The fair value of a vessel held for sale for the periods ended March 31, 2018 was determined based on the selling price, net of estimated costs to sell, of such asset based on the contract of sale finalized within  a short period of time of its classification as held for sale, and measured on a nonrecurring basis.

The following table summarizes the valuation of assets measured on a nonrecurring basis (dollars in thousands):

	March 31, 2018			December 31, 2017
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Assets held for sale	$9,600	$9,600	$—	$—	$—	$—

The following table summarizes the valuation of assets and liabilities measured on a recurring basis (dollars in thousands):

	March 31, 2018			December 31, 2017
		Significant			Significant
		Other	Significant		Other	Significant
		Observable	Unobservable		Observable	Unobservable
		Inputs	Inputs		Inputs	Inputs
	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Interest rate swaps - Assets	$15,603	$15,603	$—	$6,090	$6,090	$—
Interest rate swaps - Liabilities	—	—	—	852	852	—

12. LEASE COMMITMENTS

In July 2015, the Company amended its office lease to, among other things, extend the lease term for an additional five year period commencing on October 1, 2020, at a rate of $0.2 million per month. During the three months ended March 31, 2018 and 2017, the Company recorded, in each period, expense associated with this lease of $0.5 million. After the lease amendment, future minimum rental payments on this lease for the next five years are as follows: 2018— $1.2 million (from April 1, 2018 to December 31, 2018), 2019— $1.5 million, 2020— $1.7 million, 2021—$2.2 million, 2022—$2.2 million and thereafter—$6.0 million.

On June 30, 2015, the Company increased its letter of credit and related cash collateral in anticipation of the extension of its office lease. As of both March 31, 2018 and December 31, 2017, the Company had an outstanding letter of credit of $1.4 million, as required under the terms of its office lease. This letter of credit is secured by cash placed in a restricted account amounting to $1.5 million as of March 31, 2018 and December 31, 2017.

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

Substantially all of the Company’s vessel owning subsidiaries have entered into pool agreements with VL8 Pool, Inc. for the Company’s VLCC vessels and with V8 Pool Inc. for the Company’s Suezmax and Aframax vessels, in each case for VL8 Pool, Inc. and V8 Pool Inc. to act as pool managers (“Pool Managers”). The Company does not currently have any Aframax vessels in the V8 Pool. The Pool Managers act as the time charterer of the pool vessels and will enter the pool vessels into employment contracts such as voyage charters. The Pool Managers allocate the revenue of applicable pool vessels between all the pool participants based on pool results and a pre-determined allocation method. Pursuant to each pool agreement, the Company is required to pay an administration fee of $325.00 per day per VLCC vessel in the VL8 Pool and per Suezmax vessel in the Suez8 Pool, and $250.00 per day per Aframax vessel in the V8 Pool. In addition, for the vessels in the VL8 Pool and Suez8 Pool, VL8 Pool Inc. and V8 Pool Inc. each incur a commercial management fee charged by a related party equal to 1.25% of all hire revenues, which is deducted from distribution to pool participants. For the vessels in the V8 Pool, V8 Pool Inc. incurs a commercial management fee charged by a related party equal to 2.0% of all hire revenues, which is deducted from distribution to pool participants.

On March 21, 2018, the Company delivered notices, on behalf of the relevant ship owning subsidiaries, to VL8 Pool and V8 Pool advising of the termination of certain pool agreements and the withdrawal of the related vessels from the commercial crude tanker pools. The notices to VL8 Pool were with respect to the following 20 VLCC vessels Gener8 Atlas, Gener8 Hercules, Gener8 Athena, Gener8 Strength, Gener8 Apollo, Gener8 Supreme, Gener8 Ares, Gener8 Hera, Gener8 Success, Gener8 Nautilus, Gener8 Andriotis, Gener8 Constantine, Gener8 Perseus, Gener8 Macedon, Gener8 Chiotis, Gener8 Oceanus, Gener8 Miltiades, Gener8 Hector, Gener8 Neptune and Gener8 Ethos. The notices to V8 Pool were with respect to the following six Suezmax vessels - Gener8 Spartiate, Gener8 Maniate, Gener8 St. Nikolas, Gener8 George T, Gener8 Kara G and Gener8 Harriet G.

The termination of each pool agreement is effective 90 days following notice, subject to the applicable pool’s option to reduce or extend such period by 30 days and the fulfilment of any employment contracts entered into by the applicable pool in respect of the vessels. As of March 31, 2018, none of the pool agreement terminations were effective.

On March 21, 2018, prior to the Company’s delivery of the notices to the Navig8 pools, the Company and Euronav NV entered into a consent and waiver, pursuant to which Euronav NV (i) irrevocably consented to the delivery of the notices of termination and the withdrawal under the Merger Agreement and (ii) irrevocably waived the Company’s compliance with all provisions of the Merger Agreement that would be breached by or prohibit the delivery of the notices of termination, the withdrawal or any adverse effect on the Company or the transactions contemplated by the Merger Agreement as a result of such delivery or the withdrawal.

Navig8 Pools

As of March 31, 2018, 21 of the Company’s VLCC vessels have entered into the VL8 Pool and six of the Company’s Suezmax vessels have entered into the Suez8 Pool. The Company delivered notices for 26 of these vessels advising of the termination of certain pool agreements and the withdrawal of the related vessels from the commercial VL8 Pool.

During the three months ended March 31, 2018 and 2017, the Company earned net pool distributions of $43.2 million (which is comprised of $37.4 million from VL8 Pool and $5.8 million from Suez8 Pool) and $118.4 million (which is comprised of $90.5 million from VL8 Pool, $22.3 million from Suez8 Pool and $5.6 million from V8 Pool), respectively, from Navig8 pools. These amounts are included in Navig8 pool revenues on the condensed consolidated statement of operations.

As of March 31, 2018 and December 31, 2017, a balance of $25.6 million ($19.0 million from VL8 pool, $5.9 million from Suez8 pool and $0.7 million from V8 pool) and $26.3 million ($18.8 million from VL8 Pool, $6.4 million from Suez8 Pool and $1.1 million from V8 Pool), respectively, is unpaid and is included in Due from Navig8 pools on the condensed consolidated balance sheet.

From the closing of the 2015 merger until March 2016, the Nave Quasar was chartered-in from Navig8 Inc., a subsidiary of Navig8 Limited, at a gross daily rate of $26 thousand, and the pool earnings were subject to a 50% profit share with Navig8 Inc. for earnings above $30 thousand per day. Navig8 charterhire expenses during the three months ended March 31, 2017 included $6 thousand, of profit share adjustments related to the profit share plan for the Nave Quasar and is included in Navig8 charterhire expenses on the condensed consolidated statement of operations. In March 2016, the Company re-delivered the Nave Quasar to the owner.

Working Capital at Navig8 Pools and Due from Navig8 Pools

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

As of March 31, 2018, the working capital associated with the Company’s owned vessels entered into the Navig8 pools totaled $26.1 million ($25.1 million included in Current Assets - Prepaid expenses and Other Current Assets and $1.0 million in Non-current assets - Working capital at Navig8 pools on the condensed consolidated balance sheet.)

As of December 31, 2017, the working capital associated with the Company’s owned vessels entered into the VL8 Pool, Suez8 Pool and V8 Pool totaled $26.1 million, and is included in Working capital at Navig8 pools on the condensed consolidated balance sheet as noncurrent assets.

Navig8 Supervision Agreement

The Company has supervision agreements with Navig8 Shipmanagement Pte Ltd., or “Navig8 Shipmanagement,” a subsidiary of Navig8 Limited, with regards to the 2015 Acquired VLCC Newbuildings whereby Navig8 Shipmanagement agrees to provide advice and supervision services for the construction of the newbuilding vessels. These services also include project management, plan approval, supervising construction, fabrication and commissioning and vessel delivery services. As per the supervision agreements, Gener8 Maritime Subsidiary Inc. agrees to pay Navig8 Shipmanagement a total fee of $0.5 million per vessel. During the three months ended March 31, 2018 and 2017, the Company recorded supervision fees of $0 and $0.5 million, respectively. These amounts were included in Vessels under construction on the condensed consolidated balance sheet as noncurrent assets. As of both March 31, 2018 and December 31, 2017 no balance remained outstanding.

Corporate Administration Agreement

On December 17, 2013, Navig8 Crude, which merged with the Company on May 7, 2015, entered into a corporate administration agreement with a subsidiary of Navig8 Limited, whereby the Navig8 Limited subsidiary agreed to provide certain administrative services for Navig8 Crude. In accordance with the corporate administration agreement, Navig8 Crude agreed to pay the Navig8 Limited subsidiary a fee of $250.00 per vessel or newbuilding owned by Navig8 Crude per day. During the three months ended March 31, 2018 and 2017, the Company recorded a total of $0 and $0.3 million, respectively, for corporate administration fees, which amounts were included in general and administrative expenses on the condensed consolidated statements of operations. A payable balance of $32 thousand, remained outstanding as of both March 31, 2018 and December 31, 2017.

Other Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company incurred office expenses totaling approximately $6 thousand and $1 thousand, respectively, on behalf of Peter C. Georgiopoulos, the Chairman of the Company’s Board and Chief Executive Officer. As of March 31, 2018 and December 31, 2017, a balance due from Mr. Georgiopoulos of approximately $12 thousand and $7 thousand, respectively, remains outstanding.

The Company provided office space to and incurred other expenses on behalf of Chemical Transportation Group, Inc. (“Chemical”), an owner and operator of chemical vessels for $16 thousand and $24 thousand, during the three months ended March 31, 2018 and 2017, respectively. Mr. Georgiopoulos is chairman of Chemical’s board of directors. As of March 31, 2018 and December 31, 2017, a balance of $0 and $2 thousand, respectively, remains outstanding.

Amounts due from the related parties described above as of March 31, 2018 and December 31, 2017 are included in Prepaid expenses and other current assets on the condensed consolidated balance sheets (except as otherwise indicated above); and amounts due to the related parties described above as of March 31, 2018 and December 31, 2017 are included in Accounts payable and accrued expenses on the condensed consolidated balance sheets (except as otherwise indicated above).

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

At the effective time of the Merger, each then outstanding stock option will terminate and be cancelled in exchange for the right of the former holder to receive a cash payment. See Note 3, (LOSS) / Income per common share, for more details.

During the three months ended March 31, 2017, the Company valued the granted options using the “Black Scholes Model” and recorded $1.3 million of related compensation expense, which is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense. In accordance with FASB ASC Topic 718, the Company used the following assumptions for the Black Scholes Model: stock price volatility of 49.48%; contractual option term of 7 years; expected option life of 3.5 years; dividend yield of 0%; and risk free interest rate of 2.26%. The actual amount realized by the named executives in the agreements will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting. There was no such expense during the three months ended March 31, 2018.

2015 Stock Options

In connection with the 2015 merger, the Company agreed to convert each outstanding option to acquire Navig8 Crude common stock into an option to acquire the number of shares of the common stock of the Company equal to the product obtained by multiplying (i) the number of shares of Navig8 Crude common stock subject to such stock option immediately prior to the consummation of the 2015 merger by (ii) 0.8947, at an exercise price per share equal to the quotient obtained by dividing (A) the per share exercise price specified in such stock option immediately prior to the 2015 merger by (B) 0.8947. Immediately prior to the consummation of the 2015 merger, there was one option to purchase 15,000 shares of Navig8 common stock at $13.50 per share; this option was converted into an option to purchase 13,420 of the Company’s common shares at an exercise price of $15.088 per share. The fair value of the stock option was calculated by using the Black-Scholes Model. As this stock option was assumed by the Company in conjunction with the 2015 merger, the fair value of this stock option at the date of the 2015 merger of $39.0 thousand was included as part of vessel acquisition costs within Vessels-under-construction. The option agreement expired on July 8, 2017.

The following table summarizes certain information of the stock options outstanding:

Options Exercisable,
March 31, 2018
Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life
Exercise Price	Options	Exercise Price	(years)
(‘000)
$4.69	525	$4.69	5.8

Restricted Stock Units

2017 Restricted Stock Units

On May 16, 2017, in accordance with the Company’s amended 2012 Equity Incentive Plan, the Company granted certain non-employee directors 44,856 RSUs, which remain outstanding as of March 31, 2018. The RSUs, which were valued at $5.35 per share, will generally vest on the earlier of (a) the date of the Company’s next annual meeting of shareholders, (b) the date that is 30 days following the first anniversary of the grant date and (c) consummation of the Merger, subject to the director’s continued service with the Company through the applicable vesting date. The RSUs are amortized over a one-year period from the grant date and valued at the grant price of $5.35 per share.

2015 Restricted Stock Units

On June 24, 2015, in connection with the pricing of the Company’s IPO, the Company granted members of management RSUs on 1,663,660 shares of the Company’s common stock pursuant to the Company’s amended 2012 Equity Incentive Plan. The RSUs, which were valued at the IPO price of $14.00 per share, vest ratably in 20% increments or tranches on June 24, 2015, June 30, 2015, December 1, 2016, December 1, 2017 and December 1, 2018, subject for each increment to employment with the Company through the applicable vesting date for such increment. At the effective time of the Merger, all outstanding RSUs will become fully vested and will be terminated and cancelled, and will be automatically exchanged for the right to receive ordinary shares of Euronav as part of the merger consideration. The shares for the first two vesting increments were issued within three business days after December 3, 2015, the shares for the third and fourth vesting increments were issued within three business days after December 3, 2016 and December 3, 2017, respectively, and the shares for the remaining vesting increment are expected to be issued within a similar short period of time following the vesting date for such increment. The unvested RSUs were excluded in determining the diluted net (loss) income per share for the three months ended March 31, 2018, because the impact is anti-dilutive. As of March 31, 2018, 44,919 RSUs have been forfeited and 317,757 shares remain to be issued in fiscal 2018, following the vesting date for the final increment. At the effective time of the Merger, all outstanding RSUs will become fully vested and will be terminated and cancelled, and will be automatically exchanged for the right to receive ordinary shares of Euronav as part of the merger consideration.

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

For the three months ended March 31, 2018 and 2017, compensation expense in connection with the RSUs was $0.3 million and $0.8 million, respectively. Compensation expense is included in the Company’s condensed consolidated statements of operations as a component of general and administrative expense.

The following table summarizes certain information of the outstanding unvested and vested RSUs:

Weighted-
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	RSU's	Price	Term (years)
(‘000)
Outstanding, January 1, 2018	363
Granted	—
Vested	—
Forfeited	—
Outstanding, March 31, 2018	363	—	0.6

15. COMMITMENTS AND CONTINGENCIES

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, principally personal injury and property casualty claims. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. See Note 12, Lease commitments, for lease commitments.

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

As of both March 31, 2018 and December 31, 2017, an amount due from the 2011 VLCC Pool dispute of $1.9 million, was included in Other assets (noncurrent) on the condensed consolidated financial statements.

Shareholder Lawsuits

On March 8, 2018, a putative class action lawsuit captioned Fragapane v. Gener8 Maritime, Inc. et al., No. 1:18-cv-02097 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York, purportedly on behalf of the public stockholders of the Company, against the Company,  the Company’s directors, Euronav and Merger Sub. On March 14, 2018, another lawsuit, captioned Mohr v. Gener8 Maritime, Inc., et al, No. 1:18-cv-02276 (S.D.N.Y.), was also filed against the Company and its directors. The complaints allege that the registration statement on Form F-4 filed by Euronav violates Section 14(a) of the Securities and Exchange Act of 1934 because it omits and/or misrepresents material information concerning, among other things, the (i) sales process leading up to the Merger, (ii) financial projections used by the Company’s financial advisor in its financial analyses and (iii) inputs underlying the financial valuation analyses that were used by the Company’s financial advisor to support its fairness opinion. The complaints also allege that the Company’s directors are liable under Section 20(a) of the Exchange Act as controlling persons. The Fragapane complaint further alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders by engaging in a flawed sales process, by agreeing to sell the Company for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement. The complaints seek, among other things, injunctive relief against the proposed transaction with Euronav as well as other equitable relief, damages and attorneys’ fees and costs.

See Note 16,  SUBSEQUENT EVENTS, for information on the proposed settlement of the Fragapane and Mohr litigation.

16. SUBSEQUENT EVENTS

On April 10, 2018, the Company entered into an agreement for the sale of the 2002-built Aframax tanker Gener8 Defiance for gross proceeds of $10.0 million. On April 26, 2018, the sale of the Gener8 Defiance was finalized. The Company used the net proceeds to repay $6.5 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

In April 2018, with regard to the Fragapane and Mohr litigation described in Note 15, COMMITMENTS AND CONTINGENCIES,  in order to avoid the risk of adverse effect or delay in connection with the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the defendants have determined to voluntarily supplement the registration statement on Form F-4 filed by Euronav to address claims asserted in the complaints, and the plaintiffs in the actions have agreed in principle to voluntarily dismiss the actions in light of, among other things, the supplemental disclosures. Nothing herein shall be deemed an admission of the legal necessity or materiality under applicable laws of any of such supplemental disclosures. To the contrary, the defendants specifically deny all allegations in the complaints, including that any additional disclosure was or is required.

As discussed in Note 9, LONG TERM DEBT, due to the weaker tanker industry, low charter rates, and higher interest costs, management determined as of the date the 2017 financial statements were available for issuance that it was virtually certain that it would not be in compliance with the Interest Coverage Ratio Covenants as of March 31, 2018.  As a result, on May 3, 2017, the Company obtained short-term waivers from its lenders for the Interest Coverage Ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, our management may make forward looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and are based on our management’s current beliefs, expectations, estimates and projections about future events, many of which, by their nature, are inherently uncertain and beyond our control. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements due to a number of factors, including: (i) loss or reduction in business from our significant customers or the significant customers of the commercial pools in which we participate; (ii) changes in the values of our vessels or other assets; (iii) the failure of our significant customers, shipyards, pool managers or technical managers to perform their obligations owed to us; (iv) the loss or material downtime of significant vendors and service providers; (v) our failure, or the failure of the commercial pools in which we participate, to successfully implement a profitable chartering strategy; (vi) termination or change in the nature of our relationship with any of the commercial pools in which we participate; (vii) changes in demand for our services; (viii) a material decline or prolonged weakness in rates in the tanker market; (ix) changes in production of or demand for oil and petroleum products, generally or in particular regions; (x) greater than anticipated levels of tanker newbuilding orders or lower than anticipated rates of tanker scrapping; (xi) adverse weather and natural disasters, acts of piracy, terrorist attacks and international hostilities and instability;(xii) changes in rules and regulations applicable to the tanker industry, including, without limitation, legislation adopted by international organizations such as the International Maritime Organization and the European Union or by individual countries; (xiii) actions taken by regulatory authorities; (xiv) actions by the courts, the U.S. Coast Guard, the U.S. Department of Justice or other governmental authorities and the results of the legal proceedings to which we or any of our vessels may be subject; (xv) changes in trading patterns significantly impacting overall tanker tonnage requirements; (xvi) any non-compliance with the U.S. Foreign Corrupt Practices Act of 1977 or other applicable regulations relating to bribery; (xvii) the highly cyclical nature of our industry; (xviii) changes in the typical seasonal variations in tanker charter rates; (xix) changes in the cost of other modes of oil transportation; (xx) changes in oil transportation technology; (xxi) increases in costs including without limitation: crew wages, fuel, insurance, provisions, repairs and maintenance; (xxii) the adequacy of insurance to cover our losses, including in connection with maritime accidents or spill events; (xxiii) changes in general political conditions; (xxiv) changes in the condition of our vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking or maintenance and repair costs); (xxv) changes in the itineraries of our vessels; (xxvi) adverse changes in foreign currency exchange rates affecting our expenses; (xxvii) the fulfillment of the closing conditions under, or the execution of customary additional documentation for, our agreements to acquire vessels and borrow under our existing financing arrangements; (xxviii) the effect of our indebtedness on our ability to finance operations, pursue desirable business operations and successfully run our business in the future; (xxix) financial market conditions; (xxx) sourcing, completion and funding of financing on acceptable terms; (xxxi) our ability to generate sufficient cash to service our indebtedness and comply with the covenants and conditions under our debt obligations; (xxxii) the impact of electing to take advantage of certain exemptions applicable to emerging growth companies; (xxxiii) the possibility that the merger with Euronav does not close when expected or at all because required shareholder approval is not received or other conditions to the closing are not satisfied on a timely basis or at all; (xxxiv) that we and Euronav may be required to modify the terms and conditions of the merger agreement to achieve shareholder approval, or that the anticipated benefits of the merger are not realized as a result of such things as the weakness of the economy and competitive factors in the seaborne transportation area in which we and Euronav do business; (xxxv) the merger’s effect on our relationships and the relationships of Euronav with our respective customers and suppliers, whether or not the merger is completed; (xxxvi) our shareholders’ reduction in their percentage ownership and voting power; (xxxvii) the parties’ ability to successfully integrate operations in the proposed merger; (xxxviii) the uncertainty of third-party approvals; (xxxix) the significant transaction and merger-related integration costs; (xl)  our ability to continue as a going concern and (xli) other factors listed from time to time in our filings with the Securities and Exchange Commission, or the “SEC,” including without limitation, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our “2017 Annual Report on Form 10-K,” and our subsequent reports on Form 10-Q and Form 8-K. Accordingly, you are cautioned not to place undue reliance on forward looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following is a discussion of our financial condition and results of operations for the three months ended March 31, 2018 and 2017. You should consider the foregoing when reviewing our financial condition and results of operations and this discussion. In addition, you should read the following discussion together with the condensed consolidated financial statements including the notes to those financial statements for the periods mentioned above.

Unless the context otherwise indicates, the disclosure and information in this Quarterly Report on Form 10-Q do not give effect to the Merger.

General

We are Gener8 Maritime, Inc., a leading U.S.-based provider of international seaborne crude oil transportation services, resulting from a transformative merger in 2015 between General Maritime Corporation, a well-known tanker owner, and Navig8 Crude Tankers Inc., a company sponsored by the Navig8 Group, an independent vessel pool manager, which we refer to as the “2015 merger.” As of March 31, 2018, we owned a fleet of 30 tankers, consisting of 21 VLCC vessels, 6 Suezmax vessels, 1 Aframax vessel, categorized as assets held for sale, and 2 Panamax vessels, with an aggregate carrying capacity of 7.5mm DWT, which includes 19 “eco” VLCC newbuildings delivered from 2015 through 2017 equipped with advanced, fuel-saving technology, that were constructed at highly reputable shipyards.

In March 2014 and February 2015, we acquired a total of 21 “eco” newbuilding VLCCs. We refer to the 14 newbuildings acquired in the 2015 merger as the “2015 acquired VLCC newbuildings” and the 7 newbuildings acquired from Scorpio Tankers, Inc. as the “2014 acquired VLCC newbuildings” and all our newbuildings collectively as our “VLCC newbuildings.” As of March 31, 2018, we took delivery of all VLCC newbuildings and all of these vessels, other than two vessels which we sold in 2017, have entered into the VL8 Pool. On March 21, 2018, the Company delivered notices, on behalf of the relevant ship owning subsidiaries, to VL8 Pool and V8 Pool advising of the termination of certain pool agreements and the withdrawal of the related vessels from the commercial crude tanker pools. As of March 31, 2018, none of the Pool Agreement terminations were effective.

As of March 31, 2018, we classified the Gener8 Defiance as Current assets - held for sale, in the condensed consolidated balance sheet, as all the criteria of ASC 360-10 have been met and the transaction was qualified as assets held for sale. This vessel was written down to its fair value, less cost to sell, of $9.6 million on the condensed consolidated balance sheet. As a result of the expected sale in 2018, we recorded a loss of $7.6 million as Loss on disposal of vessels, net, on the condensed consolidated statement of operations for the three months ended March 31, 2018.  On April 26, 2018, the sale of the Gener8 Defiance was finalized. The Company used the net proceeds to repay $6.5 million of the related portion of the senior secured debt outstanding under the Refinancing Facility associated with the vessel.

We have a significant amount of outstanding indebtedness under our Refinancing Facility, the Korean Export Credit Facility, and the Sinosure Credit Facility, which we refer to collectively as our “senior secured credit facilities,” and our senior notes. As of March 31, 2018, we owed an aggregate outstanding principal amount of $1.3 billion under our senior secured credit facilities and our senior notes. As of March 31, 2018, no additional amounts may be borrowed under our senior secured credit facilities.

For further description of our businesses, see the “Business” section found in our 2017 Annual Report on Form 10-K, as amended. You should read the following discussion in conjunction with our financial statements and related Notes included elsewhere in this Quarterly Report and in our 2017 Annual Report on Form 10-K, as amended, including the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K, as amended.

Pool, Spot and Time Charter Deployment

We seek to employ our vessels in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 31, 2018,  all of our vessels were employed in the spot market (either directly or through spot market focused pools), given our expectation of continued favorable near term charter rates.

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

As of March 31, 2018, we employed all of our VLCCs and Suezmax vessels, in Navig8 Group commercial crude tanker pools, including the VL8 Pool and the Suez8 Pool. We refer to the VL8 Pool and the Suez8 Pool as the “Navig8 pools.” Our VLCC and Suezmax owning subsidiaries have entered into pool agreements regarding the deployment of our vessels into the VL8 Pool and the Suez8 Pool, respectively. VL8 Pool Inc. acts as the time charterer of the pool vessels in the VL8 Pool, and V8 Pool Inc. acts as the time charterer of the pool vessels in the Suez8 Pool, and in each case enters the pool vessels into employment contracts such as voyage charters. VL8 Pool Inc. and V8 Pool Inc. allocate the revenue of VL8 Pool and Suez8 Pool vessels, as applicable, between all the pool participants based on pool results and a pre-determined allocation method. All of the vessels deployed in the Navig8 pools during the three months ended March 31, 2018 were deployed on spot market voyages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Related Party Transactions of Navig8 Crude Tankers, Inc.” in our 2017 Annual Report on Form 10-K for further information regarding these pool agreements.

As of March 31, 2018,  we have taken delivery of all 21 of our VLCC newbuildings. All of these vessels, other than two vessels which we sold in 2017, are deployed in the VL8 Pool in spot market voyages.

On March 21, 2018, we delivered notices, on behalf of the relevant ship owning subsidiaries, to VL8 Pool and V8 Pool advising of the termination of certain pool agreements and the withdrawal of the related vessels from the commercial crude tanker pools. The notices to VL8 Pool were with respect to the following 20 VLCC vessels - Gener8 Atlas, Gener8 Hercules, Gener8 Athena, Gener8 Strength, Gener8 Apollo, Gener8 Supreme, Gener8 Ares, Gener8 Hera, Gener8 Success, Gener8 Nautilus, Gener8 Andriotis, Gener8 Constantine, Gener8 Perseus, Gener8 Macedon, Gener8 Chiotis, Gener8 Oceanus, Gener8 Miltiades, Gener8 Hector, Gener8 Neptune and Gener8 Ethos. The notices to V8 Pool were with respect to the following six Suezmax vessels - Gener8 Spartiate, Gener8 Maniate, Gener8 St. Nikolas, Gener8 George T, Gener8 Kara G and Gener8 Harriet G.

The termination of each pool agreement is effective 90 days following notice, subject to the applicable pool’s option to reduce or extend such period by 30 days and the fulfilment of any employment contracts entered into by the applicable pool in respect of the vessels. As of March 31, 2018, none of the pool agreement terminations were effective.

On March 21, 2018, prior to our delivery of the notices to the Navig8 pools, we and Euronav NV entered into a consent and waiver, pursuant to which Euronav NV (i) irrevocably consented to the delivery of the notices of termination and the withdrawal of the vessels under the Merger Agreement and (ii) irrevocably waived the Company’s compliance with all provisions of the Merger Agreement that would be breached by or prohibit the delivery of the notices of termination, the withdrawal of the vessels or any adverse effect on the Company or the transactions contemplated by the Merger Agreement as a result of such delivery or the withdrawal.

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

As of March 31, 2018, all of our vessels, with the exception of three vessels (the Gener8 Companion, Genmar Compatriot and Gener8 Defiance) that remained in the spot market, were deployed in the Navig8 pools, and all of our vessels in the Navig8 pools have been chartered on the spot voyage market. The pool operators of the Navig8 pools act as the time charterer of the pool vessels, and enter the pool vessels into employment contracts. We generally recognize revenue from the Navig8 pools based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after pool manager fees. See Note 13,  RELATED PARTY TRANSACTIONS, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information on the Navig8 pools.

The following table shows the calculation of net voyage revenues:

	For the Three Months
	Ended March 31,
(dollars in thousands)	2018	2017
Income Statement Data:
Voyage revenues	$48,820	$123,016
Voyage expenses	(3,567)	(1,960)
Net voyage revenues	$45,253	$121,056

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

Results of Operations

Set forth below are selected historical condensed consolidated financial and other data of Gener8 Maritime, Inc. at the dates and for the periods shown.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2018	2017
Income Statement Data:
Voyage revenues	$48,820	$123,016
Voyage expenses	3,567	1,960
Direct vessel operating expenses	21,107	28,762
Navig8 charterhire expenses	—	6
General and administrative expenses	9,073	8,426
Depreciation and amortization	23,954	27,694
Loss on disposal of vessels, net	7,602	9,843
Total operating expenses	65,303	76,691

OPERATING (LOSS) / INCOME	(16,483)	46,325

Interest expense, net	(18,672)	(20,051)
Other financing costs	—	(52)
Other (expense) income, net	(48)	642
Total other expenses	(18,720)	(19,461)

NET (LOSS) / INCOME	$(35,203)	$26,864

(LOSS) / INCOME PER COMMON SHARE:
Basic	$(0.42)	$0.32
Diluted	$(0.42)	$0.32

Weighted-average shares outstanding—basic	83,267	82,960
Weighted-average shares outstanding—diluted	83,267	82,991

	As of
		December 31, 2017
(dollars in thousands)	March 31, 2018	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$160,802	$200,501
Total current assets	253,899	253,466
Vessels, net of accumulated depreciation	2,273,505	2,311,093
Total assets	2,559,121	2,618,217
Current liabilities (including current portion of long-term debt less unamortized discount and debt financing costs)	1,113,156	1,152,157
Total long-term debt less unamortized discount and debt financing costs	196,082	190,559
Total liabilities	1,310,478	1,343,891
Shareholders’ equity	1,248,643	1,274,326

	For the Period Ended March 31,
(dollars in thousands)	2018	2017
Cash Flow Data:
Net cash (used in) provided by operating activities	$(10,953)	$69,970
Net cash provided by (used in) investing activities	1,342	(68,560)
Net cash (used in) provided by financing activities	(30,084)	47,275

	Three Months Ended March 31,
(dollars in thousands except fleet data and daily results)	2018	2017
Fleet Data:
Total number of owned vessels at end of period	30	40
Average number of vessels (1)	30.0	39.5
Total operating days for fleet (2)	2,691	3,510
Total time charter days for fleet	—	—
Total spot market days for fleet	264	173
Total Navig8 pool days for fleet	2,427	3,336
Total calendar days for fleet (3)	2,700	3,559
Fleet utilization (4)	99.7%	98.6%
Average Daily Results:
Time charter equivalent (5)	$16,814	$34,493
VLCC	19,889	43,143
Suezmax	11,203	25,094
Aframax	4,441	15,713
Panamax	7,181	16,595
Handymax	—	—

Daily direct vessel operating expenses (6)	$7,817	$8,081
Daily general and administrative expenses (7)	3,360	2,368
Total daily vessel operating expenses (8)	$11,178	$10,449

Other Data:
EBITDA (9)	$7,423	$74,609
Adjusted EBITDA (9)	$17,578	$85,956

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

During the three months ended March 31, 2018, we included in Adjusted EBITDA $3.3 million of professional fees related to the Merger. See Note 2,  MERGER AGREEMENT to the condensed consolidated financial statements in Part I, Item 1 for more information relating to the Merger.

Set forth below is the EBITDA and Adjusted EBITDA reconciliation.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net (loss) / income	$(35,203)	$26,864
Interest expense, net	18,672	20,051
Depreciation and amortization	23,954	27,694
EBITDA	7,423	74,609
Adjustments
Stock-based compensation	345	2,077
Merger related costs	3,300	—
Loss on disposal of vessels, net	7,602	9,843
Other financing costs	—	52
Professional fees related to interest rate swaps	—	260
Impact of interest rate swaps fair value	—	(662)
Non-cash G&A expenses, excluding stock-based compensation expense (1)	(1,092)	(223)
Adjusted EBITDA	$17,578	$85,956

(1)

Non-cash G&A expenses, excluding stock-based compensation expense, include all accounts receivable reserves (including revenue offsets), amortization of lease assets that were recorded in connection with fresh start accounting and amortization of straight line rent expense.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Total voyage revenues. Total voyage revenues decreased by $74.2 million, or 60.3%, to $48.8 million for the three months ended March 31, 2018, compared to $123.0 million for the prior year period. The decrease was primarily attributable to decreases in Navig8 pool revenues of $75.1 million for the three months ended March 31, 2018 compared to the prior year period,  partially offset by an increase in spot charter revenues of $0.9 million for the three months ended March 31, 2018 compared to the prior year period.

Since March 31, 2017, we finalized the sale of 11 vessels and took delivery of one newbuilding VLCC vessel (Gener8 Nestor). Additionally, the Gener8 Defiance was sold subsequent to March 31, 2018. These vessel sales had the effect and are expected to continue to have the effect of decreasing the size of our fleet. We expect this to have a corresponding effect of decreasing our revenues and associated expenses for the remainder of the year.

Navig8 pool revenues.    Our Navig8 pool revenues (which are distributed on a net basis after deduction of voyage expenses, which are the responsibility of the pool, and certain administrative expenses) decreased by $75.1 million, or 63.5%, to $43.2 million for the three months ended March 31, 2018, compared to $118.4 million during the prior year period. The decrease was primarily the result of a decline in our average daily Navig8 pool charter hire rates, which decreased by $17,659, or 49.8%, to $17,813 for the three months ended March 31, 2018 compared to $35,472 for the prior year period, primarily due to a decrease in rates in the spot charter market. The decline in our average daily Navig8 pool charter hire rates resulted in decreases in Navig8 pool revenues of approximately $58.9 million for the three months ended March 31, 2018,  compared to the prior year period. Our Navig8 pool revenues were also negatively impacted by the declines in our vessel operating days in Navig8 pool of 910, or 27.2% to 2,427 days for the three months ended March 31, 2018, compared to 3,337 days during the prior year period. The decrease in our vessel operating days was primarily the result of the sale of 11 vessels since March 31, 2017, compared to the prior year period. The decreases in vessel operating days resulted in decreases in Navig8 pool revenues of approximately $16.2 million during the three months ended March 31, 2018,  compared to the prior year period.

Spot charter revenues.  Spot charter revenues increased by $0.9 million, or 20.1%, to $5.6 million for the three months ended March 31, 2018 compared to $4.6 million for the prior year period. The increase in spot charter revenues was primarily the result of an increase in our spot market days of 91 days, or 52.6%, to 264 days for the three months ended March 31, 2018 compared to 173 days for the prior year period. The increase was a result of deploying an additional vessel (Gener8 Defiance)  in the spot charter market during the three months ended March 31, 2018 as compared to the prior year period. The increase in our spot market days resulted in an increase in our spot charter revenues of approximately $1.9 million for the three months ended March 31, 2018, compared to the prior year period. The increase in our spot market days was partially offset by a decrease in our average daily spot charter hire rates, which decreased by $5,648, or 21.1% to $21,137 for the three months ended March 31, 2018 compared to $26,785 for the prior year period, primarily due to decrease in rates in the spot charter market. The decrease in our average daily spot charter hire rates resulted in a  decrease in spot charter revenues of approximately  $0.9 million,  during the three months ended March 31, 2018, compared to the prior year period.

Voyage expenses.  Substantially all of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel and port costs. No material voyage expenses were associated with our vessels deployed in the Navig8 pools as Navig8 pool revenues are presented on a net basis after deduction of voyage expenses, as such expenses are the responsibility of the pool. Voyage expenses increased by $1.6 million, or 82.0%, to $3.6 million for the three months ended March 31, 2018 compared to $2.0 million for the prior year period. The increase in voyage expenses was primarily the result of an increase in our spot market days of 91 days, or 52.6%, to 264 days for the three months ended March 31, 2018 compared to 173 days for the prior year period. The increase was a result of deploying an additional vessel (Gener8 Defiance)  in the spot charter market during the three months ended March 31, 2018 as compared to the prior year period. The increase in our spot market days resulted in an increase in voyage expenses of approximately $1.2 million for the three months ended March 31, 2018, compared to the prior year period.

Net voyage revenues.  Net voyage revenues, which are voyage revenues minus voyage expenses, decreased by $75.8 million, or 62.6%, to $45.3 million for the three months ended March 31, 2018 compared to $121.1 million for the prior year period. The decrease in net voyage revenues was primarily attributable to the decrease in our average daily fleet TCE rate of $17,679, or 51.3%, to $16,814 for the three months ended March 31, 2018 compared to $34,493 for the prior year period, primarily due to a decrease in rates in the spot charter market. The decrease in our average daily fleet TCE rate resulted in a  decrease in net voyage revenue of approximately $62.0 million during the three months ended March 31, 2018, compared to the prior year period. Additionally, a  decrease in our vessel operating days of 818 days, or 23.3%, to 2,691 days compared to 3,510 days for prior year period, as a result of the sale of 11 vessels since March 31, 2017, contributed to the decrease in net voyage revenues.  The decrease in our vessel operating days resulted in a decrease in net voyage revenue of approximately $13.8 million, during the three months ended March 31, 2018, compared to the prior year period.

The following is additional data pertaining to net voyage revenues:

	Three Months Ended March 31,
	2018	2017
Net voyage revenue (dollars in thousands):
Spot charter:
VLCC	117	(96)
Suezmax	193	(203)
Aframax	418	108
Panamax	1,285	2,879
Handymax	—	(1)
Total	2,013	2,687
Navig8 pools:
VLCC	37,426	90,547
Suezmax	5,854	22,274
Aframax	(40)	5,548
Total	43,240	118,369
Total Net Voyage Revenue	$45,253	$121,056
Vessel operating days:
Spot charter:
Aframax	85	—
Panamax	179	173
Handymax	—	—
Total	264	173
Navig8 pools:
VLCC	1,888	2,097
Suezmax	540	880
Aframax	—	360
Total	2,427	3,337
Total Operating Days for Fleet	2,691	3,510
Total Calendar Days for Fleet	2,700	3,559
Fleet Utilization	99.7%	98.6%
Average Number of Owned Vessels	30.0	39.5

Time Charter Equivalent (TCE):
Spot charter:
Aframax	4,916	—
Panamax	7,181	16,595
Handymax	—	—
Combined	7,623	16,595
Navig8 pools:
VLCC	19,827	43,189
Suezmax	10,846	25,325
Aframax	—	15,412
Combined	17,813	35,482
Fleet TCE	$16,814	$34,493

Direct Vessel Operating Expenses.    Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessels decreased by $7.7 million, or 26.6%, to $21.1 million for the three months ended March 31, 2018 compared to $28.8 million for the prior year period. The decrease was primarily due to the sale of 11 vessels since March 31, 2017, and decreases in crew costs, insurance and other costs associated with the sold vessels.

Crew costs decreased by $4.3 million, or 27.7%, to $11.1 million for the three months ended March 31, 2018, compared to $15.4 million for the prior year period. Additionally, insurance costs decreased by $1.2 million, or 33.5%, to $2.2 million for the three months ended March 31, 2018, compared to $3.4 million for the prior year period.

Navig8 charterhire expenses.  Navig8 charterhire expenses during the three months ended March 31, 2017 included $6 thousand of profit share adjustments related to the profit share plan for the Nave Quasar. These charterhire expenses were related to the Nave Quasar, a vessel chartered-in by Gener8 Maritime Subsidiary Inc. (formerly known as Navig8 Crude Tankers, Inc.), which became our subsidiary as a result of the 2015 merger. The time charter under which this vessel had been chartered-in expired, and the vessel was redelivered to its owner, in March 2016.

General and Administrative Expenses.  General and administrative expenses increased by $0.7 million, or 7.7%, to $9.1 million for the three months ended March 31, 2018 compared to $8.4 million for the prior year period. The increase was primarily due to a net increase of $2.9 million in professional legal fees, primarily for merger related costs and other legal fees during the three months ended March 31, 2018 compared to the prior year period, partially offset by a decrease of $1.3 million in compensation expenses related to the increased expenses recorded during the prior year period for the issuance of 525,000 options granted during the three months ended March 31, 2017, a decrease in the stock-based compensation expense of $0.4 million during the three months ended March 31, 2018 for the restricted stock units granted in connection with the pricing of our initial public offering in 2015 compared to the prior year period and a decrease of $0.3 million during the three months ended March 31, 2018 for corporate administration fees that ended with the final delivery of the Company’s final newbuild in 2017 compared to the prior year period.

Depreciation and Amortization.  Depreciation and amortization, which includes depreciation of vessels as well as amortization of drydock and special survey costs, decreased by $3.7 million, or 13.5%, to $24.0 million for the three months ended March 31, 2018 compared to $27.7 million for the prior year period. The decrease in depreciation and amortization were primarily due to decrease in vessel depreciation of $3.2 million, or 12.5%, to $22.7 million for the three months ended March 31, 2018 compared to $26.0 million in the prior year period. The decrease in vessel depreciation was primarily due to the sale of 11 vessels since March 31, 2017, partially offset by the deliveries of newbuilding vessels during 2017.

Loss on Disposal of Vessels, Net.  Loss on disposal of vessels, net, which includes losses associated with the disposal of vessels and certain vessel equipment, decreased by $2.2 million, or 22.8%, to $7.6 million, for the three months ended March 31, 2018 compared to $9.8 million for the prior year period. During the three months ended March 31, 2018,  we recorded a  $7.6 million loss related to the subsequent sale of the Gener8 Defiance.  On April 26, 2018, the sale of the Gener8 Defiance was finalized.

During the three months ended March 31, 2017, we incurred losses of $9.8 million associated with the disposal of vessels and certain vessel equipment, primarily related to the sales of the Gener8 Daphne and Gener8 Elektra,  which were finalized during the year ended December 31, 2017.

Interest Expense, Net.  Interest expense, net decreased by $1.4 million, or 6.9%, to $18.7 million for the three months ended March 31, 2018 compared to $20.1 million for the prior year period. The decrease in interest expense, net, during the three months ended March 31, 2018, were primarily attributable to the decrease in interest expense associated with our senior secured credit facilities of $0.9 million, or 8.9%, to $11.6 million compared to $12.7 million for the prior year period due to a decrease in outstanding borrowings under our senior secured credit facilities as a result of the sale of 11 vessels and the repayment of associated indebtedness since March 31, 2017. Our outstanding borrowings under our credit facilities and senior notes were $1.3 billion and $1.6 billion as of March 31, 2018 and 2017, respectively.

Also contributing to the decrease in interest expense, net during the three months ended March 31, 2018 was a reduction in interest expense, net of $1.2 million related to the modification of the interest rate swaps agreements during the second-quarter of 2017. On April 10, 2017, we modified the interest rate swaps agreements we initially entered into on May 2, 2016. The modifications included changes to the notional amounts, maturity dates, and an increase in the fixed rates payable under the interest rate swap agreements.

The decreases in interest expense, net, in the three months ended March 31, 2018, were partially offset by a decrease in capitalized interest of $1.4 million, or 100%, to $0 for the three months ended March 31, 2018 compared to $1.4 million in the prior year period, related to the capitalization of interest expense associated with vessels under construction as a result of the funding of the acquisition of our VLCC newbuildings. Capitalized interest results in a reduction of interest expense, net. We do not capitalize interest expense associated with the funding of our VLCC newbuildings after delivery of the vessels.

Other (expense) income, net.    During the three months ended March 31, 2017, other (expense) income, net included the impact of our interest rate swap agreements, which were highly effective. We recognized $0.7 million of earnings, as other (expense) income, net, related to the impact of our interest rate swap agreements. There were no such expenses in the three months ended March 31, 2018 as a result of the adoption of ASU 2017-12 in September 2017. See Note 10,  Financial Instruments, for more details on the interest rate swaps.

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

As of March 31, 2018, we have fully drawn all available borrowings under the Korean Export Credit Facility and the Sinosure Credit Facility, and taken delivery of the VLCC newbuilding vessels whose delivery was financed thereunder.

Pursuant to interest expense ratio covenants under our senior secured credit facilities, our ratio of consolidated EBITDA to consolidated cash interest expense, each as defined in the underlying credit agreements, must be no less than 2.5x. We refer to this ratio as the “Interest Coverage Ratio” and the related covenants as the “Interest Coverage Ratio Covenants.” For the four consecutive fiscal quarters testing period, as defined in the underlying credit agreements, ended March 31, 2018, which was the most recent date for which we completed our testing of the Interest Coverage Ratio Covenants, our Interest Coverage Ratio was 2.1x. Absent the short-term waivers obtained from our lenders described below, we would not have been in compliance with the Interest Coverage Ratio Covenants. We are required to deliver compliance certificates to our lenders under our senior secured credit facilities certifying to, among other things, our compliance with the financial covenants under such senior secured credit facilities for the test period ending June 30, 2018 by August 14, 2018.

While we were in compliance with our Interest Coverage Ratio Covenants at December 31, 2017, due to the weaker tanker industry, low charter rates, and higher interest costs, management determined it was virtually certain as of the date the 2017 financial statements were available for issuance that we would not be in compliance with the Interest Coverage Ratio Covenants as of March 31, 2018. We have obtained short-term waivers from our lenders for the Interest Coverage Ratio. The waivers for (i) the Sinosure Credit Facility and Korean Export Credit Facility cover the covenant test period ending on March 31, 2018, and (ii) the Refinancing Facility cover the same period, and automatically extend to include the subsequent test period ending on June 30, 2018, provided that the Merger is consummated. While the short-term waivers extend through the expected closing date of the Merger, there is no assurance that we will be able to obtain further waivers if needed beyond such date or cure noncompliance through improved operations and cash flows to meet our current and future obligations and, as such, we may be unable to continue our operations as a going concern. As a result, we reclassified approximately $1 billion of its outstanding indebtedness, net of unamortized deferred financing costs, that were previously reported as long-term debt to long-term debt, current portion.

Moreover, it is reasonably likely, absent further waivers or amendments to our senior secured credit facilities, that we will be in breach of the Interest Coverage Ratio Covenants as early as the end of the second quarter of 2018, subject to covenant testing. To address this issue, we may pursue alternatives which may include further waivers or amendments from our lenders, discussions with our lenders and/or Euronav regarding other potential options, debt financings, equity offerings and/or other options. Any such actions may be subject to conditions. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or amendments from our lenders on acceptable terms or at all.

Absent such waivers or amendments, if we do not comply with these covenants and fail to cure our non-compliance following applicable notice and expiration of applicable cure periods, we would be in default of one or more of our senior secured credit facilities. If such a default occurs, we would also be in default under our senior notes. Each of our senior secured credit facilities and senior notes contain cross default provisions that would be triggered by our failure to comply with these covenants. As a result, approximately $1.3 billion of our indebtedness as of March 31, 2018 could be declared immediately due and payable. We may not have sufficient assets available to satisfy our obligations. Substantially all of our assets, including all of our vessels, are pledged as collateral to our lenders, and our lenders may seek to foreclose on their collateral if a default occurs. We may have to seek alternative sources of financing on terms that may not be favorable to us or that may not be available at all. Therefore, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. Euronav’s obligations to effect the Merger are not subject to us obtaining any such waivers or amendments. However, Euronav’s obligations to effect the Merger are subject to, among other things, there not having occurred any material adverse effect with respect to us. Euronav may, to the extent permitted by law, waive any such condition of the Merger.

We believe that our current cash balance as well as operating cash flows will not be sufficient to meet our liquidity needs for the next year, since all of our outstanding indebtedness under our senior secured credit facilities and related debt financing costs has been classified as a current liability as of March 31, 2018. See Note 1, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements in Item 1 for more information regarding the negative financial conditions, including the classification of substantially all of our outstanding indebtedness as a current liability as of March 31, 2018, which raise substantial doubt about our ability to continue as a going concern.

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

Debt Financings

The following description is a summary of our various debt financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings” in our 2017 Annual Report on Form 10-K,  as amended, for further information regarding our debt financings.

Refinancing Facility.    On September 3, 2015, we entered into a term loan facility (the “Refinancing Facility”) to refinance our former senior secured credit facilities. As of March 31, 2018, $178.5 million of borrowings were outstanding under the Refinancing Facility, and no further borrowings were available under this facility. The loans under the Refinancing Facility will mature on September 3, 2020.

On March 29, 2018, we entered into a Consent, Supplemental and Amendment Letter with respect to the Refinancing Facility to provide for the consent of the agents and lenders under such facility to the Merger and the waiver and amendment of certain provisions under such facility which would (x) restrict any merger, change of control or prepayment of the Blue Mountain Notes in connection with the Merger or (y) require the continued public listing of the

Company following the completion of the Merger. In addition, the amendment also provides for (i) the consent of the agents and lenders to the proposed sale (the “INSW Sale”) of the shares of Gener8 Maritime Subsidiary VII, the sole member of six limited liability companies which hold title to six VLCC vessels, to International Seaways, Inc. or any other buyer, (ii) a guaranty by Euronav of the obligations under the Refinancing Facility and (iii) certain customary operational and other amendments to the Refinancing Facility following the effectiveness of the Merger..

The Refinancing Facility bears interest at a rate per annum based on LIBOR plus a margin of 3.75% per annum. If there is a failure to pay any amount due on a loan under the Refinancing Facility, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Refinancing Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2018, two VLCCs, six Suezmax vessels, one Aframax vessel, which was classified as assets held for sale, and two Panamax vessels.

We are obligated to repay the Refinancing Facility in 20 consecutive quarterly installments, which commenced on December 31, 2015. We are also required to prepay the Refinancing Facility upon the occurrence of certain events, such as a sale or total loss of a vessel pledged as collateral under the Refinancing Facility.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Refinancing Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Refinancing Facility” in our 2017 Annual Report on Form 10-K for further information regarding the Refinancing Facility.

Korean Export Credit Facility.    On September 3, 2015, we entered into a term loan facility (the “Korean Export Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for 15 VLCC newbuildings built at Korean shipyards. The Korean Export Credit Facility provides for term loans up to the aggregate approximate amount of $963.7 million, which is comprised of a tranche of term loans from a syndicate of commercial lenders up to the aggregate approximate amount of $282.0 million, which we refer to as the “commercial tranche,” a tranche of term loans fully guaranteed by the Export-Import Bank of Korea, which we refer to as “KEXIM” up to the aggregate approximate amount of $139.7 million, which we refer to as the “KEXIM guaranteed tranche,” a tranche of term loans from KEXIM up to the aggregate approximate amount of $197.4 million, which we refer to as the “KEXIM funded tranche” and a tranche of term loans insured by Korea Trade Insurance Corporation, which we refer to as “K-Sure” up to the aggregate approximate amount of $344.6 million, which we refer to as the “K-Sure tranche.”

The Korean Export Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of, in relation to the commercial tranche, 2.75% per annum, in relation to the KEXIM guaranteed tranche, 1.50% per annum, in relation to the KEXIM funded tranche, 2.60% per annum and in relation to the K-Sure tranche, 1.70% per annum. If there is a failure to pay any amount due, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Korean Export Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2018,  13 VLCC vessels.

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

On March 28, 2018, we entered into a Consent, Supplemental and Amendment Letter (the “KEXIM Consent”) with respect to the Korean Export Credit Facility to provide for the consent of the agents and lenders under such facility to the Merger, and the waiver and amendment of certain provisions under such facility which would (x) restrict any merger, change of control or prepayment of the Blue Mountain Notes in connection with the Merger or (y) require the continued public listing of the Company following the completion of the Merger. In addition, the KEXIM Consent provides for (i) the consent of the agents and lenders to the INSW Sale and (ii) certain customary operational and other amendments to the KEXIM Credit Agreement following the effectiveness of the Merger. The KEXIM Consent also provides that the parties will work toward the implementation of the following additional amendments on or before June 30, 2018: (i) amendments to permit the transfer of the vessels under such facility from the vessel owning subsidiaries to Euronav and the assumption of the related loan obligations by Euronav, (ii) amendments to change the financial reporting standards from US GAAP to IFRS, (iii) amendments to the definition of “Change of Control” to refer to Euronav, (iv) amendments to the change of control mandatory prepayment provision to provide that any “Change of Control” would result in an obligation to prepay the facility in full and the commitments shall terminate not later than 60 days following such “Change of Control”, (v) amendments of the financial covenants to require consolidated working capital of not less than $0, free liquid assets of not less than the higher of $50,000,000 and 5% of total indebtedness, minimum cash of $30,000,000, and a minimum stockholders’ equity to total assets ratio of 30%, (vi) an amendment of the restricted payments covenant providing that dividends and other distributions can be made subject to there being no event of default and compliance with financial covenants, (vii) amendments of the security cover covenant to require, for each vessel transferred to Euronav, a minimum vessel value of 145% of the aggregate principal amount of the related vessel loan, (viii) amendments to the event of cross-default to include a 30 day grace period and a minimum threshold of $10,000,000, (ix) amendments to the event of default resulting from the seizure or arrest of a vessel to include a minimum threshold of $10,000,000, (x) amendments to the public listing covenant to include First Market of Euronext Brussels or any other reputable international stock exchange reasonably approved by the majority lenders, (xi) certain other amendments conforming certain terms and conditions of the KEXIM Credit Agreement to the terms and conditions of other Euronav indebtedness, and (xii) certain customary operational and other amendments to the KEXIM Credit Agreement.

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Korean Export Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations  —Liquidity and Capital Resources—Debt Financings—Korean Export Credit Facility” in our 2017 Annual Report on Form 10-K for further information regarding the Korean Export Credit Facility.

Sinosure Credit Facility. On December 1, 2015, we entered into a term loan facility (the “Sinosure Credit Facility”) to fund a portion of the remaining installment payments due under shipbuilding contracts for three VLCC newbuildings built at Chinese shipyards and to refinance a credit facility. On June 29, 2016 and November 8, 2017, we amended the Sinosure Credit Facility. As of March 31, 2018,  $311.0 million of borrowings were outstanding under the Sinosure Credit Facility, and no further borrowings were available under this facility. Each loan will mature on the date falling 144 months from the date of borrowing of that loan.

On April 2, 2018, we entered into a Consent, Supplemental and Amendment Letter with respect to the Sinosure Credit Agreement to provide for the consent of the agents and lenders under such facility to the Merger and the waiver and amendment of certain provisions under such facility which would (x) restrict any merger, change of control or prepayment of the Company’s senior unsecured notes due 2020 (the “Blue Mountain Notes”) in connection with the Merger or (y) require the continued public listing of the Company following the effectiveness of the Merger.

The Sinosure Credit Facility bears interest at a rate per annum based on LIBOR plus a margin of 2.00% per annum.  If there is a failure to pay any amount due on a loan, interest accrues at a rate 2.00% higher than the interest rate that would otherwise have been applied to such amount. The Sinosure Credit Facility is secured on a first lien basis by a pledge of various assets, including, as of March 31, 2018, six VLCC vessels.

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

We are also subject to various collateral maintenance, financial and other covenants, restrictions on payments of dividends, events of default and remedies under the Sinosure Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings—Sinosure Credit Facility” in our 2017 Annual Report on Form 10-K for further information regarding the Sinosure Credit Facility.

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

On December 20, 2017, in connection with its entry into the Merger Agreement, the Company and certain affiliates of, and funds managed by, BlueMountain Capital Management, LLC (collectively, the “BlueMountain Holders”) entered into a Letter Agreement (the “Prepayment Letter Agreement”), regarding the senior notes.

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

If we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. We are also subject to various financial and other covenants, restrictions on payments of dividends, events of default and remedies under the senior notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Financings— Senior Notes” in our 2017 Annual Report on Form 10-K for information regarding the senior notes.

Waiver Agreements

On May 3, 2018, we and certain of our subsidiaries entered into waiver agreements with Nordea Bank AB (publ), New York Branch and various lender parties in connection with our senior secured credit facilities.

Under the waiver agreement in connection with the Refinancing Facility, the required lenders agreed to waive, subject to certain conditions, the requirement that we maintain an Interest Coverage Ratio of not less than 2.50:1.00 for the test period ending on March 31, 2018. Further, if the Merger is consummated, the waiver agreement shall be automatically extended to include the subsequent test period ending on June 30, 2018.

Under the waiver agreements in connection with the Korean Export Credit Facility and Sinosure Credit Facility, the required lenders agreed to waive, subject to certain conditions, the requirement that we maintain an Interest Coverage Ratio of not less than 2.50:1.00 for the test period ending on March 31, 2018.

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

On April 10, 2017, the Company modified the interest rate swaps agreements, initially entered into on May 2, 2016. During the second quarter of 2017 and in connection with the modifications, the Company received payments totaling $18.2 million from the swap counterparties. See Note 10,  Financial InstrumentS,  to the condensed consolidated financial statements for the three months ended March 31, 2018 included in Part I, Item 1 of this Quarterly Report for more information regarding these swap transactions for more details.

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

Cash and Working Capital

Our cash and cash equivalents decreased by $39.7 million to $160.8 million as of March 31, 2018 from $200.5 million as of December 31, 2017. This decrease was primarily due to $10.6 million of net cash used in operating activities and the debt payments of $30.1 million, partially offset by $1.3 million of insurance claims proceeds, during the three months ended March 31, 2018.

Working capital is current assets minus current liabilities.

Our working capital was ($859.3) million as of March 31, 2018, relatively flat as compared to ($899.0) million as of December 31, 2017.

Cash Flows from Operating Activities.  Net cash used in operating activities was $11.0 million for the three months ended March 31, 2018 which resulted from net loss of $35.2 million, plus non-cash charges to operations of $37.6 million, including $7.6 million from the loss on disposal of vessels, net as a result of the sale of the Gener8 Defiance, and a change in various assets and liabilities balances (adjusted to exclude non-cash or non-operating activities) of $13.3 million.

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

Cash Flows from Investing Activities.  Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2018, which primarily consisted of $1.3 million proceeds from insurance claims.

Net cash used in investing activities was $69.4 million for the three months ended March 31, 2017, which primarily consisted of capital spending on the VLCC newbuildings (including payments of capitalized interest) of $97.6 million, partially offset by $30.2 million net proceeds from the sale of the Gener8 Ulysses during the three months ended March 31, 2017.

Cash Flows from Financing Activities.  Net cash used in financing activities was $30.1 million for the three months ended March 31, 2018, which consisted of debt payments related to our credit facilities.

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

During the three months ended March 31, 2018 and 2017, we incurred $0.3 million and $1.2 million, respectively, of drydock related costs. Accumulated amortization as of March 31, 2018 and December 31, 2017 was $13.0 million and $16.0 million, respectively.

For information regarding certain anticipated drydocking expenditures for the year ended December 31, 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Drydocking” in our 2017 Annual Report on Form 10-K.

Capital Improvements.  During the three months ended March 31, 2018 and the year ended December 31, 2017, we capitalized $0.3 million and $12.7 million, respectively, relating to capital projects including environmental compliance equipment upgrades, satisfying requirements of oil majors and vessel upgrades.

For information regarding our capital improvements budget for the year ended December 31, 2018 and other capital improvements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures and Drydocking—Capital Improvements” in our 2017 Annual Report on Form 10-K.

Vessel Acquisitions and Disposals.    On April 26, 2018, we completed the sale of one vessel (the Gener8 Defiance) for $10.0 million, in gross proceeds. We used the net proceeds from the sales to repay $6.5 million of borrowings under the Refinancing Facility, which represents the portion of the secured debt outstanding under the credit facility associated with the vessel.

Other Commitments.  In July 2015, we entered into an amendment to our office lease, which, among other things, extended the term of the lease for an additional 5-year period (from October 1, 2020 through September 30, 2025). The monthly rental is $0.2 million per month from October 1, 2016 to September 30, 2020; and $0.2 million per month from October 1, 2020 to September 30, 2025. The monthly straight-line rental expense is approximately $0.2 million, including amortization of the lease asset recorded on May 17, 2012 associated with fresh-start accounting, for the period from May 18, 2012 to September 30, 2025. We recorded expenses associated with this lease of approximately $0.5 million and $0.5 million during the three months ended March 31, 2018 and 2017, respectively.

The following is a tabular summary of our future contractual obligations as of March 31, 2018 for the categories set forth below:

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(dollars in thousands)	Total	2018 (6)	2019-2020	2021-2022	Thereafter
Refinancing facility (1)	$178,504	$178,504	$—	$—	$—
Korean Export Credit Facility (1)	647,931	647,931	—	—	—
Sinosure Credit Facility (1)	310,968	310,968	—	—	—
Interest expenses, except for senior notes (2)	35,800	35,800	—	—	—
Senior notes	131,600	—	131,600	—	—
Interest expense of senior notes (3)	115,450	—	115,450	—	—
Senior officer compensation agreements (4)	10,806	1,706	4,550	4,550	—
Office Leases (5)	14,745	1,152	3,233	4,362	5,998
Corporate Administration Agreement	32	32
Total commitments	$1,445,836	$1,176,093	$254,833	$8,912	$5,998

(1)	Reflects the reclassification, as of December 31, 2017, of all of our outstanding indebtedness under our senior secured credit facilities as a current liability.

(2)

Future interest payments on our Refinancing Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.66%  as of March 31, 2018, plus the applicable margin of 3.75%. Future interest payments on our Korean Export Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 1.84% as of March 31, 2018, plus the applicable blended margin of 2.08%. Future interest payments on our Sinosure Credit Facility are based on our outstanding balance using a borrowing LIBOR rate of 2.04% as of March 31, 2018, plus the applicable margin of 2.0%. Interest expense for the Refinancing Facility, Korean Export Credit Facility, and Sinosure Credit Facility includes estimated effects related to our interest rate swaps.

(3)

Interest on the senior notes accrues at the rate of 11.0% per annum in the form of additional senior notes and the balloon repayment is due 2020, except that if we at any time irrevocably elect to pay interest in cash for the remainder of the life of the senior notes, interest on the senior notes will thereafter accrue at the rate of 10.0% per annum. The amount of senior notes listed above represents its face value upon issuance. The interest expense of senior notes listed above assumes the balloon repayment in 2020 and accordingly includes the payment-in-kind interest of $67.9 million which has accrued as of March 31, 2018.

(4)	Senior officer employment agreements are evergreen and renew for subsequent terms of one year. This table excludes future renewal periods.

(5)	Reflects the July 2015 amendment to the lease for our office space in New York, New York. See “Other Commitments” above for further information regarding this amendment.

(6)	Represents the remaining period in 2018.

Related Party Transactions

For information about transactions with our related parties see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 18, Related party transactions, to the condensed consolidated financial statements in Item 8 of our 2017 Annual Report on Form 10-K, and Note 14, Related party transactions, to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Off-Balance-Sheet Arrangements

As of March 31, 2018, other than as described above, we did not have any material off-balance-sheet arrangements as defined in Item 303(a)(4) of SEC Regulation S-K.

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

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

Pursuant to our senior secured credit facilities, we regularly submit to the lenders valuations of our vessels on an individual charter free basis in order to calculate our compliance with the collateral maintenance covenants. Such a valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. In the chart below, we list each of our vessels, the year it was built, the year we acquired it, and its carrying value at March 31, 2018. All of our vessels had valuations for covenant compliance purposes under such facilities as of the most recent compliance testing date lower than their carrying values at March 31, 2018. The most recent compliance testing date was May 10, 2018 under such facilities for the three months ended March 31, 2018. The amount by which the carrying value at March 31, 2018 of these vessels exceeded the valuation of such vessels ranged, on an individual vessel basis, from $3.1 million to $32.5 million per vessel, with an average of $20.1 million.

		Year
Vessels (1)	Year Built	Acquired	Carrying Value
			(in thousands)

Genmar Compatriot	2004	2008	15,292
Gener8 Companion	2004	2008	14,561
Gener8 Harriet G	2006	2006	32,370
Gener8 Kara G	2007	2007	35,291
Gener8 George T	2007	2007	35,645
Gener8 Hercules	2007	2010	51,602
Gener8 Atlas	2007	2010	51,967
Gener8 St. Nikolas	2008	2008	36,739
Gener8 Maniate	2010	2010	43,674
Gener8 Spartiate	2011	2011	47,556
Gener8 Neptune	2015	2015	100,295
Gener8 Athena	2015	2015	101,050
Gener8 Strength	2015	2015	99,002
Gener8 Apollo	2016	2016	102,120
Gener8 Ares	2016	2016	102,319
Gener8 Hera	2016	2016	102,792
Gener8 Supreme	2016	2016	99,911
Gener8 Success	2016	2016	95,240
Gener8 Constantine	2016	2016	106,900
Gener8 Nautilus	2016	2016	98,284
Gener8 Andriotis	2016	2016	95,977
Gener8 Chiotis	2016	2016	97,494
Gener8 Macedon	2016	2016	100,544
Gener8 Perseus	2016	2016	106,448
Gener8 Oceanus	2016	2016	108,331
Gener8 Miltiades	2016	2016	99,372
Gener8 Ethos	2017	2017	103,853
Gener8 Nestor	2017	2017	90,676
Gener8 Hector	2017	2017	98,072

(1)	Excludes assets held for sale.

Recent Accounting Pronouncements

For information regarding recently adopted and recently issued accounting standards applicable to us, see Note 1, basis of presentation and summary of significant accounting policies, to the condensed consolidated financial statements in Part I,  Item 1 of this Quarterly Report.

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

Handymax.  Tanker ranging in size from 40,000 DWT to 60,000 DWT.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We are exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to our debt. As of March 31, 2018 and December 31, 2017, we had $1.1 billion and $1.2 billion, respectively, of floating rate debt with a margin over LIBOR from 1.5% to 3.75%.

We have entered into six interest rate swap transactions that effectively fix the interest rates on an aggregate amount of approximately $1.0 billion as of March 31, 2018 of our outstanding variable rate debt to fixed rates ranging from 3.34 % to 5.41%. A 100 basis point (one percent) increase in LIBOR would have increased interest expense on $136.1 million of our outstanding floating rate indebtedness as of March 31, 2018 that is not hedged by approximately $1.4 million for the three months ended March 31, 2018.

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

During the three months ended March 31, 2018, fuel costs amounted to approximately 75.8%, of our voyage expenses. The potential additional expenses from a 10% increase in fuel price would have been approximately $0.3 million, for the three months ended March 31, 2018.

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

As disclosed in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2017, we identified material weaknesses in our internal control over financial reporting as discussed below. Based on the identified material weaknesses, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the material weakness described above, there have been no changes in our internal control or over financial reporting that occurred during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April, 2018, in order to avoid the risk of adverse effect or delay in connection with the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the defendants have determined to voluntarily supplement the registration statement on Form F-4 filed by Euronav to address claims asserted in the complaints, and the plaintiffs in the actions have agreed in principle to voluntarily dismiss the actions in light of, among other things, the supplemental disclosures. Nothing herein shall be deemed an admission of the legal necessity or materiality under applicable laws of any of such supplemental disclosures. To the contrary, the defendants specifically deny all allegations in the complaints, including that any additional disclosure was or is required.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K, as amended, which could materially affect our business, financial condition, operating results or liquidity or future results. The risks described in our 2017 Annual Report on Form 10-K are not the only risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

II-1

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Quarterly Report on Page E-1.

II-2

Exhibit Index

Exhibit Number	Description
10.1	Notice, dated as of March 21, 2018, regarding Pool Participation Agreement by and between VL8 Pool Inc. and Gener8 Andriotis Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101

The following materials from Gener8 Maritime, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the year to date period ended March 31, 2018 and 2017 and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

GENER8 MARITIME, INC.

Date: May 9, 2018	By:	/s/ Leonard J. Vrondissis
Leonard J. Vrondissis
Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)